Form 10-Q
period 1999-12-31
INTERSIL HOLDING CO
filed 2000-02-25
CIK 1096325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO________.

                 Commission File Number: 000-29617

                          INTERSIL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     59-3590018
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

                              2401 Palm Bay Road NE
                             Palm Bay, Florida 32905
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (321)724-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}.

The number of shares outstanding of the issuer's classes of common stock as of the close of business on December 31, 1999:

              Title of Each Class                        Number of Shares
Class A Common Stock, par value $.01 per share              15,764,794
Class B Common Stock, par value $.01 per share              50,908,386

                  INTERSIL HOLDING CORPORATION AND SUBSIDARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                   Page

Item 1.      Financial Statements
             Condensed Consolidated Statements of Operations
                      For the 13 Weeks Ended December 31, 1999 and
                      January 1, 1999, for the 20 Weeks Ended December 31,
                      1999, the 6 Weeks Ended August 13, 1999 and
                      the 26 Weeks Ended January 1, 1999........................  3

             Condensed Consolidated Balance Sheets as of December 31, 1999,
                      August 14, 1999 and July 2, 1999..........................  4

             Condensed Consolidated Statements of Cash Flows
                      For the 20 Weeks Ended December 31, 1999, the 6
                      Weeks Ended August 13, 1999 and the 26 Weeks
                      Ended January 1, 1999.....................................   5

             Notes to Condensed Consolidated Financial Statements...............   6

Item 2.      Management's Discussion and Analysis of Financial Condition
                      And Results of Operations.................................  18

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.........  24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................  25

Item 6.  Exhibits and Reports on Form 8-K.......................................  26


SIGNATURES......................................................................  26


                   PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          INTERSIL HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                          Successor         Predecessor        Successor                   Predecessor
                                      -----------------   ---------------   -----------------   ---------------------------------
                                         13 Weeks Ended   13 Weeks Ended      20 Weeks Ended     6 Weeks Ended     26 Weeks Ended
                                      -----------------   ---------------   -----------------   ---------------   ---------------
                                      December 31, 1999   January 1, 1999   December 31, 1999   August 13, 1999   January 1, 1999
                                      -----------------   ---------------   -----------------   ---------------   ---------------
                                                   (Unaudited)                 (Unaudited)                          (Unaudited)

                                                               (in thousands, except per share amounts)
Revenue
   Product Sales ....................    $ 158,197            $ 124,076         $ 234,745          $  57,336         $ 246,625

Costs and expenses
  Cost of product sales .............       96,605               85,108           142,494             39,681           165,619
  Research and development ..........       17,554               14,947            25,952              8,499            29,726
  Selling, administrative and
     general ........................       26,980               20,065            38,252             10,908            41,333
  Harris corporate expense
    allocation ......................            -                2,181                 -              1,164             4,314
  Intangible amortization ...........        2,524                  573             3,942                326             1,146
  In-process R&D charge .............         (557)                  -             20,239                  -                 -
                                         ---------            ---------         ---------          ---------         ---------
Operating income (loss) .............       15,091                1,202             3,866             (3,242)            4,487
  Interest, net .....................       15,649                 (193)           24,314               (111)             (410)
                                         ---------            ---------         ---------          ---------         ---------
  Income (loss) before
    income taxes ....................         (558)               1,395           (20,448)            (3,131)            4,897
  Income taxes (benefit) ............        1,177                 (393)            1,399               (102)           (1,380)
                                         ---------            ---------         ---------          ---------         ---------
  Net income (loss) .................       (1,735)               1,788           (21,847)            (3,029)            6,277
Preferred dividends .................        2,482                    -             3,851                  -                 -
                                         ---------            ---------            ------          ---------         ---------
Net income (loss) to common
   shareholders .....................    $  (4,217)           $   1,788         $ (25,698)         $  (3,029)        $   6,277
                                         =========            =========         =========          =========         =========

Loss per share:
  Basic .............................    $   (0.06)                             $   (0.39)
                                         =========                              =========
  Diluted ...........................    $   (0.06)                             $   (0.39)
                                         =========                              =========

Weighted average common
  shares outstanding (in
  millions):
  Basic .............................    $   66.7                               $    66.7
                                         ========                               =========
  Diluted ...........................    $   66.7                               $    66.7
                                         ========                               =========

            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                          Successor        Predecessor          Successor                  Predecessor
                                      -----------------   ---------------   -----------------   ---------------------------------
                                       13 Weeks Ended     13 Weeks Ended      20 Weeks Ended     6 Weeks Ended    26 Weeks Ended
                                      -----------------    --------------   -----------------   ---------------   ---------------
                                      December 31, 1999   January 1, 1999   December 31, 1999   August 13, 1999   January 1, 1999
                                      -----------------   ---------------   -----------------   ---------------   ---------------
                                                   (Unaudited)                  (Unaudited)                         (Unaudited)

                                                                             (in thousands)
 Net income (loss) ..................    $  (1,735)           $   1,788         $ (21,847)         $  (3,029)        $   6,277
 Other comprehensive
   income (loss):
   Currency translation
     adjustments ....................         (146)                 358               280              2,475             1,714
                                         ---------            ---------         ---------          ---------         ---------

 Comprehensive income
   (loss) ...........................    $  (1,881)           $   2,146         $ (21,567)         $    (554)        $   7,991
                                         =========            =========         =========          =========         =========

            See notes to Condensed Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                              Successor                 Predecessor
                                                                                  -----------------------------------   ------------
                                                                                  December 31, 1999   August 14, 1999   July 2, 1999
                                                                                  -----------------   ---------------   ------------
                                                                                     (Unaudited)
                                                                                                      (in thousands)
Assets
   Cash ........................................................................      $  40,122          $   7,377       $       -
  Trade receivables, less allowances for collection loss ($823 as of
   December 31, 1999, $755 as of August 14, 1999 and $582 in 1999 ) ............         91,748             83,042         100,674
  Inventories ..................................................................        154,016            153,044         153,822
  Prepaid expenses and other current assets ....................................          7,562              3,624           8,728
                                                                                      ---------          ---------       ---------

        Total Current Assets ...................................................        293,448            247,087         263,224
Other Assets
  Property, plant and equipment, less allowance for depreciation ($22,402 as of
     December 31, 1999, -0- as of August 14, 1999 and $582,616 in 1999) ........        318,147            348,514         410,530
  Intangibles, less accumulated amortization ( 3,942 as of
     December 31, 1999, -0- as of August 14, 1999 and $19,929 in 1999) .........         84,652             90,715          45,368
  Other ........................................................................         20,784             21,463          42,057
                                                                                      ---------          ---------       ---------

        Total Other Assets .....................................................        423,583            460,692         497,955
                                                                                      ---------          ---------       ---------
         Total Assets ..........................................................      $ 717,031          $ 707,779       $ 761,179
                                                                                      =========          =========       =========

Liabilities and Stockholders' Equity/Business Equity
Current Liabilities
   Trade accounts payables .....................................................      $  35,338          $  29,365       $  31,068
  Retirement plan accruals .....................................................          7,563              2,445          13,640
  Accrued compensation .........................................................         24,279             15,842          19,283
  Accrued interest and sundry taxes ............................................         14,530              3,877           3,193
  Other accrued items ..........................................................         25,670             27,789          16,985
  Distributor reserves .........................................................          6,356              6,512           6,542
  Long-term debt--current portion ..............................................          2,415              2,410             360
                                                                                      ---------          ---------       ---------

        Total Current Liabilities ..............................................        116,151             88,240          91,071
Other Liabilities
  Deferred income taxes ........................................................              -              8,199           7,022
  Long-term debt ...............................................................        531,836            541,525           4,207
Mandatorily Redeemable Preferred Stock--1,000,000 shares designated 12% Series A
  Cumulative Compounding preferred stock, $1,000 stated value; 2,000,000 shares authorized, 85,000 shares authorized, 83,434 shares issued and outstanding at
  December 31, 1999 and August 14, 1999 ........................................         87,860             84,009               -
Stockholder's Equity/Business Equity
  Class A Common Stock, $.01 par value, voting 300,000,000 shares authorized,
     15,764,794 shares issued and outstanding  December 31, 1999 and at
     August 14, 1999 ...........................................................            158                158               -
  Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 50,908,386 shares issued and outstanding at
     December 31, 1999 and August 14, 1999 .....................................            509                509               -
Additional paid-in Capital .....................................................          2,656              5,935               -
Business equity ................................................................              -                  -         661,388
Retained deficit ...............................................................        (21,847)           (20,796)              -
Unearned compensation ..........................................................           (572)                 -               -
Accumulated other comprehensive (loss) income ..................................            280                  -          (2,509)
                                                                                      ---------          ---------       ---------
        Total Stockholders' Equity/Business Equity .............................        (18,816)           (14,194)        658,879
                                                                                      ---------          ---------       ---------
         Total Liabilities and Stockholders' Equity/Business Equity ............      $ 717,031          $ 707,779       $ 761,179
                                                                                      =========          =========       =========

            See notes to Condensed Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Successor                       Predecessor
                                        -------------------     -------------------------------------
                                           20 Weeks Ended        6 Weeks Ended        26 Weeks Ended
                                         -----------------      ---------------       --------------
                                         December 31, 1999      August 13, 1999       January 1, 1999
                                         -----------------      ---------------       ---------------
                                           (Unaudited)                                  (Unaudited)

                                                               (in thousands)

Operating Activities:
  Net Income (loss) ..................     $(21,847)              $ (3,029)              $  6,277

Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities
     Depreciation ....................       22,402                  8,747                 38,068
     Amortization ....................        3,942                    326                  1,146
     Write-off of in-process
       technology ....................       20,239                      -                      -
     Non-current deferred
       income taxes ..................            -                 (4,756)                  (815)
  Changes in assets and
     liabilities:
     Trade receivables ...............       (8,706)                14,532                 24,570
     Inventories .....................         (973)                (1,649)                15,324
     Prepaid expenses ................       (4,511)                   674                    724
     Trade payables and
       accrued liabilities ...........       33,245                (18,705)               (28,228)
     Unearned service income .........         (438)                     -                   (163)
     Income taxes ....................        1,127                  4,430                   (101)
     Other ...........................       17,388                  2,812                (15,520)
                                           --------               --------               --------

       Net cash provided by
         operating activities ........       61,868                  3,382                 41,282

Investing Activities:
Plant and equipment ..................      (12,634)                (1,887)               (18,149)
                                           --------               --------               --------

       Net cash used in
         investing activities ........      (12,634)                (1,887)               (18,149)

Financing Activities
  Proceeds from borrowings ...........            -                      -                    750
  Payments of borrowings .............      (15,144)                   (32)                  (113)
  Net cash transfer and
     billings from (to) parent .......            -                 (1,198)               (23,078)
                                           --------               --------               --------

       Net cash used in
         financing activities ........      (15,144)                (1,230)               (22,441)
Effect of exchange rates on
  cash and cash equivalents ..........       (1,345)                 1,177                   (692)
                                           --------               --------               --------

       Net increase in cash ..........       32,745                  1,442                      -
       Cash at the beginning
       of the period .................        7,377                      -                      -
                                           --------               --------               --------

       Cash at the end of the
       period ........................     $ 40,122               $  1,442               $      -
                                           ========               ========               ========


            See Notes to Condensed Consolidated Financial Statements.

Intersil Holding Corporation
Notes to Consolidated Financial Statements

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Intersil Holding Corporation (Intersil Holding) was formed on August 13, 1999 through a series of transactions, in which Intersil Holding and its wholly-owned subsidiary, Intersil Corporation (Intersil), acquired the Semiconductor Business (Semiconductor Business or Predecessor) of Harris Corporation (Harris). Intersil Holding currently has no operations but holds common stock related to its investment in Intersil and certain indebtedness related to the Semiconductor Business acquisition (Harris acquisition). Intersil and its wholly-owned domestic and foreign subsidiaries include the operations of the Predecessor.

Basis of Presentation

         The Successor consolidated balance sheet as of August 14, 1999 reflects the initial capitalization of Intersil Holding and the acquisition of the Semiconductor Business. The condensed consolidated balance sheet as of July 2, 1999 and the condensed consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended January 1, 1999, the 6 weeks ended August 13, 1999 and the 26 weeks ended January 1, 1999 include the accounts of the Semiconductor Business, the Predecessor company.

         Accordingly, the consolidated financial statements include the power, communications, space and defense product lines of Harris' Semiconductor Business that were purchased in the transaction. The transaction did not include Harris' semiconductor suppression business or photomask operations or certain patents in the memory field that were retained by Harris. The Semiconductor Business, which was wholly-owned by Harris, designs, manufactures and sells discrete semiconductors and standard and custom integrated circuits to the semiconductor markets. The Semiconductor Business' manufacturing facilities perform manufacturing operations related to other Harris Semiconductor Product Lines. The Semiconductor Business was not a separate legal entity and the assets and liabilities associated with the Semiconductor Business were components of a larger business.

         The Predecessor's consolidated statements of operations include all revenues and costs attributable to the Semiconductor Business. For cost of sales, material costs are directly attributable to a product line and are charged accordingly. Indirect costs are assigned using activity based costing. Operating expenses (engineering, marketing, and administration & general) have been allocated to the product lines based on sales or labor, as appropriate. Harris Corporate expense allocations are based on a percentage of the Semiconductor Business' net sales. Interest expense is provided on direct borrowings of the Semiconductor Business. Interest expense of Harris has not been allocated to the Semiconductor Business.

         All of the allocations and estimates in the Predecessor's combined statements of operations are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Semiconductor Business had been operated on a stand alone basis.

         The Semiconductor Business sells products to other affiliated operations of Harris. Sales to these operations were not material.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for these interim periods and are not necessarily indicative of full year results. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.


NOTE B--INVENTORIES

         Inventories are summarized below (in thousands):

                                        (Successor)          (Predecessor)
                                        -----------    -------------------------
                                        December 31    August 14,       July 2
                                           1999          1999            1999
                                        -----------    ----------       ------
                                        (Unaudited)

Finished products ...............       $  61,221      $  59,708      $  58,041

Work in progress ................         106,208        104,262        102,457

Raw materials and supplies ......           8,769          9,137         11,441
                                        ---------      ---------      ---------
                                         $176,198      $ 173,107      $ 171,939
Less inventory reserve ..........         (22,182)       (20,063)       (18,117)
                                        ---------      ---------      ---------
                                        $ 154,016      $ 153,044      $ 153,822
                                        =========      =========      =========


At December 31, 1999, August 14, 1999 and July 2, 1999 Intersil Holding was committed to purchase $19.7 million, $22.8 million and $22.5 million, respectively of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

NOTE C--RESTRUCTURING

         In connection with the acquisition of the Semiconductor Business, Intersil formulated a restructuring plan and will involuntarily terminate the employment of 372 employees of the Semiconductor Business. At August 13, 1999, Intersil recorded $11.0 million in severance benefits and this is included in the allocation of the acquisition cost. The severance includes the following:

         Location                               No. of Employees  Amounts
         --------                               ----------------  -------
                                                        (in millions)

         Europe............................              17       $ 5.6
         Malaysia..........................             262         1.9
         North America.....................              93         3.5
                                                        ---       -----
                                                        372       $11.0
                                                        ===       =====

         During both the 13 weeks ended December 31, 1999 and the 20 weeks ended December 31, 1999, approximately $2.5 million of these restructuring costs had been paid out. As of December 31, 1999, the restructuring liability was $6.0 million. Intersil Holding will complete the restructuring plan by the end of the fiscal year 2000.


NOTE D--LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts).

                                                                                                  (Successor)
                                                                               ---------------------------------------------------
                                                                               13 Weeks ended            20 Weeks ended
                                                                               ------------------------- -------------------------
                                                                               December 31, 1999         December 31, 1999
                                                                               ------------------------- -------------------------
                                                                                                  (Unaudited)
Numerator:
     Net loss available to common shareholders (numerator for  basic and
        diluted earnings per share) ....................................           $  (4,217)                  $(25,698)
                                                                                   =========                   ========
Denominator:
     Denominator for basic earnings per share-weighted average
        common shares ..................................................              66,673                     66,673
     Effect of dilutive securities:
        Stock options ..................................................                  --                         --
        Warrants .......................................................                  --                         --
                                                                                   ---------                   --------
     Denominator for diluted earnings per share-adjusted weighted
        average shares .................................................              66,673                     66,673
                                                                                   =========                   ========
Basic loss per share ...................................................           $   (0.06)                  $  (0.39)
                                                                                   =========                   ========
Diluted loss per share .................................................           $   (0.06)                  $  (0.39)
                                                                                   =========                   ========

         The effect of dilutive securities is not included in the computation for the 13 weeks ended December 31, 1999 and the 20 weeks ended December 31, 1999 because to do so would be antidilutive.


NOTE E--COMMON STOCK

         On January 21, 2000, Intersil Holding filed a registration statement with the Securities and Exchange Commission for a public offering of shares of its common stock. In connection with the planned public offering, Intersil Holding effected a 1 for 1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying unaudited, condensed consolidated financial statements reflect Intersil Holding's reverse stock split, retroactively applied to all periods presented.

         Intersil Holding is authorized to issue 600.0 million shares of Intersil Holding common stock, par value $0.01 per share, divided into two classes consisting of 300.0 million shares of Intersil Holding Class A Common Stock and 300.0 million shares of Intersil Holding Class B Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held and holders of Class B Common

Stock have no voting rights. A holder of either class of Intersil Holding common stock may convert any or all shares into an equal number of shares of the other class of Intersil Holding common stock.

         On August 13, 1999, Intersil Holding sold 15.76 million shares of Class A Common Stock and 50.91 million shares of Class B Common Stock for approximately $5.0 million. The $5.0 million proceeds, along with the $83.4 million proceeds from the sales of Series A Preferred Stock was used as a cash equity contribution from Intersil Holding to Intersil for the acquisition of the Semiconductor Business.

         On August 13, 1999, in connection with Intersil Holding's issuance of the 13.5% Subordinated Holding PIK Note, Intersil Holding issued to Citicorp Mezzanine partners, L.P. warrants to purchase 3,703,707 shares of Intersil Holding Class A Common at an exercise price of $.001 per share, subject to certain anti-dilution adjustments. If Intersil Holding prepays in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the warrants will be exercisable for 2,222,224 shares of Intersil Holding Class A Common Stock. The warrants were valued at $0.3 million and will be treated as additional interest related to the 13.5% Subordinated Holding PIK Note and amortized over the life of the 13.5% Subordinated Holding PIK Note on an effective yield method.

         During the unaudited 20 weeks ended December 31, 1999, Intersil Holding recorded $0.6 million of unearned compensation for the excess of the fair value of the Class A Common Stock over the grant price for stock sold to certain executives by the majority shareholder of Intersil Holding. The compensation expense is being recognized over the stock vesting period of five years. Upon an initial public offering, the shares sold become fully vested.

         Intersil Holding had an option to purchase 1,161,905 shares from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil Holding repurchased the 1,161,905 shares in January 2000.


NOTE F--EQUITY COMPENSATION PLAN

         On November 5, 1999, to be effective August 14, 1999, Intersil Holding adopted the 1999 Equity Compensation Plan (the "Plan") for salaried officers and key employees. The Plan authorizes the grant of options for up to 2.0 million shares of Intersil Holding Class A Common Stock and can include (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The exercise price of each option granted under the Plan shall be as determined by a committee of the Board of Directors (the "Board"). The maximum term of any option shall be ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board, currently vesting ratably over approximately 5 years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 666,667 shares of common stock. During the 20 weeks ended December 31, 1999, Intersil Holding granted 1,549,333 options to acquire Intersil Holding Class A Common Stock at a price of $2.25 per share. The Company accounts for its Equity Compensation Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During the 20 weeks ended December 31, 1999, the Company recorded no deferred compensation. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement No. 123, the Company would have reported a net loss of $1.8 million for the thirteen weeks ended December 31, 1999 and a net loss of $21.9 million for the 20 weeks ended December 31, 1999.

         The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions.


                                                       December 31, 1999
                                                       -----------------
                  Expected volatility................           --
                  Dividend yield.....................           --
                  Risk-free interest rate............         8.17%
                  Expected life, in years............            7

         A summary of the status of the Company's stock option plan as of December 31, 1999, and changes during the 20 weeks then ended are presented in the table below.



                                                                               December 31, 1999
                                                                               -----------------
                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                              Shares     Price
                                                                              ------     ----------
                  Outstanding at beginning of period.......................      --           --
                  Granted..................................................   1,549        $2.25
                  Exercised................................................      --           --
                  Canceled.................................................      --           --
                                                                              -----        -----
                  Outstanding at end of period.............................   1,549        $2.25
                                                                              =====        =====
                  Exercisable at end of period.............................
                                                                                 --           --
                  Weighted average fair value of options granted...........                $0.98

         Information with respect to stock options outstanding and stock options exercisable at December 31, 1999 is as follows:

                                               Options Outstanding                        Options Exercisable
                                --------------------------------------------------- --------------------------------
                                                  Weighted-
                                                  Average          Weighted-                        Weighted-
                                                  Remaining        Average                          Average
Exercise Price                  Number            Contractual      Exercise         Number          Exercise
                                Outstanding       Life             Price            Exercisable     Price
                                ----------------- ---------------- ---------------- --------------- ----------------
                                   (in                                                 (in
                                thousands)                                          thousands)
$2.25                             1,549             9.69            $2.25               0            $2.25
                                  =====                                                 =

NOTE G - FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

         Intersil Holding is a holding company for Intersil. All of the operations are conducted through Intersil and its wholly-owned domestic and foreign subsidiaries. On August 13, 1999, in connection with the Harris acquisition, Intersil issued the Senior Subordinated Notes and Senior Credit Facilities, which are fully and unconditionally guaranteed on a joint and several basis by Intersil Holding (Parent), Intersil and all of Intersil's wholly-owned current and future domestic subsidiaries (the "Guarantor Subsidiaries"). Intersil's wholly-owned foreign subsidiaries are not guarantors (the "Non-Guarantor Subsidiaries"). In management's opinion, separate financial statements of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not material to investors.

         The condensed consolidating financial information presented below includes the predecessor consolidated balance sheet as of July 2, 1999 and the predecessor condensed consolidated statements of income for the 13 weeks ended January 1, 1999, the 6 weeks ended August 13, 1999 and the 26 weeks ended January 1, 1999 and the predecessor condensed consolidated statements of cash flows for the 6 weeks ended August 13, 1999 and the 26 weeks ended January 1, 1999 for the Predecessor Guarantor and Non-Guarantor subsidiaries. The condensed consolidated balance sheets as of December 31, 1999 and August 14, 1999 and the condensed consolidated statements of income for the 13 weeks ended December 31, 1999 and the 20 weeks ended December 31, 1999 and the condensed consolidated statements of cash flows for the 20 weeks ended December 31, 1999 reflect the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THIRTEEN WEEKS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                        Successor
                                             -------------------------------------------------------------------
                                                                        Foreign
                                                         Guarantor    Non-Guarantor   Eliminating
                                              Parent    Subsidiaries  Subsidiaries      Entries     Consolidated
                                             ---------  ------------  -------------   -----------   ------------
                                                                     (in thousands)
Revenue
   Product sales .........................   $      -    $ 149,285     $ 143,255      $ (134,343)    $ 158,197

Costs and Expenses
   Cost of product sales .................          -      113,319       122,889        (139,603)       96,605
   Research and development ..............          -       17,554             -               -        17,554
   Selling, administrative and general ...          -       20,817         6,163               -        26,980
   Harris corporate expense allocation ...          -            -             -               -             -
   Intangible amortization ...............          -        2,524             -               -         2,524
   In-process R&D charge .................          -         (557)            -               -          (557)
                                             ---------   ----------    ----------     -----------    ----------

Operating income (loss) ..................          -       (4,372)       14,203           5,260        15,091

   Interest, net .........................      3,566       12,083             -               -        15,649
   Equity in subsidiary (income) loss ....     (2,252)           -             -           2,252             -
                                             ---------   ----------    ----------     -----------    ----------

   Income (loss) before income taxes .....     (1,314)     (16,455)       14,203           3,008          (558)
   Income taxes (benefit) ................          -         (268)         (402)          1,847         1,177
                                             ---------   ----------    ----------     -----------    ----------

   Net income (loss) .....................     (1,314)     (16,187)       14,605           1,161        (1,735)
                                             ---------   ----------    ----------     -----------    ----------

   Preferred dividends ...................      2,482        2,482             -          (2,482)        2,482
                                             ---------   ----------    ----------     -----------    ----------

   Net income (loss) to common
    shareholders .........................   $ (3,796)   $ (18,669)    $  14,605      $    3,643     $  (4,217)
                                             =========   ==========    ==========     ===========    ==========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRTEEN WEEKS ENDED JANUARY 1, 1999
                                   (UNAUDITED)

                                                                    Predecessor
                                             ----------------------------------------------------------
                                                               Foreign
                                               Guarantor    Non-Guarantor   Eliminating
                                             Subsidiaries   Subsidiaries      Entries      Consolidated
                                             ------------   -------------   -----------    ------------
                                                                   (in thousands)
Revenue
   Product sales .........................    $ 116,392       $ 110,646      $ (102,962)    $ 124,076

Costs and Expenses
   Cost of product sales .................      111,321         118,753        (144,966)       85,108
   Research and development ..............       15,226             (87)           (192)       14,947
   Selling, administrative and general ...       18,317           4,509          (2,761)       20,065
   Harris corporate expense allocation ...        1,399             197             585         2,181
   Intangible amortization ...............          573               -               -           573
                                              ----------    ------------     -----------    -----------

Operating income (loss) ..................      (30,444)        (12,726)         44,372         1,202

   Interest, net .........................         (212)           (204)            223          (193)
                                              ----------    ------------     -----------    -----------

   Income (loss) before income taxes .....      (30,232)        (12,522)         44,149         1,395
   Income taxes (benefit) ................      (14,592)            497          13,702          (393)
                                              ----------    ------------     -----------    -----------

   Net income (loss) .....................    $ (15,640)      $ (13,019)     $   30,447       $ 1,788
                                              ==========    ============     ===========    ===========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      TWENTY WEEKS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                        Successor
                                             -------------------------------------------------------------------
                                                                         Foreign
                                                          Guarantor    Non-Guarantor   Eliminating
                                              Parent     Subsidiaries  Subsidiaries      Entries     Consolidated
                                             ---------   ------------  -------------   -----------   ------------
                                                                      (in thousands)
Revenue
   Product sales .........................   $       -    $ 232,133     $ 212,234       $(209,622)    $ 234,745

Costs and Expenses
   Cost of product sales .................           -      163,851       186,792        (208,149)      142,494
   Research and development ..............           -       25,952             -               -        25,952
   Selling, administrative and general ...           -       27,945        10,307               -        38,252
   Harris corporate expense allocation ...           -            -             -               -             -
   Intangible amortization ...............           -        3,942             -               -         3,942
   In-process R&D charge .................           -       20,239             -               -        20,239
                                             ----------   ----------    ---------       ----------    ----------

Operating income (loss) ..................           -       (9,796)       15,135          (1,473)        3,866

   Interest, net .........................       5,455       18,859             -               -        24,314
   Equity in subsidiary (income)loss .....      13,520            -             -         (13,520)            -
                                             ----------   ----------    ---------       ----------    ----------

   Income (loss) before income taxes .....     (18,975)     (28,655)       15,135          12,047       (20,448)
   Income taxes (benefit) ................           -            -         1,399               -         1,399
                                             ----------   ----------    ---------       ----------    ----------

   Net income (loss) .....................     (18,975)     (28,655)       13,736          12,047       (21,847)
                                             ----------   ----------    ---------       ----------    ----------

   Preferred dividends ...................       3,851        3,851            -           (3,851)        3,851
                                             ----------   ----------    ---------       ----------    ----------

   Net income (loss) to common
    shareholders .........................   $ (22,826)   $ (32,506)    $  13,736       $  15,898     $ (25,698)
                                             ==========   ==========    =========       ==========    ==========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX WEEKS ENDED AUGUST 13, 1999

                                                                    Predecessor
                                             ----------------------------------------------------------
                                                               Foreign
                                               Guarantor    Non-Guarantor   Eliminating
                                             Subsidiaries   Subsidiaries      Entries      Consolidated
                                             ------------   -------------   -----------    ------------
                                                                   (in thousands)
Revenue
   Product sales .........................    $ 39,470        $ 129,546      $ (111,680)    $ 57,336

Costs and Expenses
   Cost of product sales .................      37,484          139,292        (137,095)      39,681
   Research and development ..............       8,511              (12)              -        8,499
   Selling, administrative and general ...       8,986            1,778             144       10,908
   Harris corporate expense allocation ...       1,393              (85)           (144)       1,164
   Intangible amortization ...............         326                -               -          326
                                              ---------       ----------     -----------    ---------

Operating income (loss) ..................     (17,230)         (11,427)         25,415       (3,242)

   Interest, net .........................        (161)              50               -         (111)
                                              ---------       ----------     -----------    ---------

   Income (loss) before income taxes .....     (17,069)         (11,477)         25,415       (3,131)
   Income taxes (benefit) ................      (4,943)             (15)          4,856         (102)
                                              ---------       ----------     -----------    ---------

   Net income (loss) .....................    $(12,126)       $ (11,462)     $   20,559     $ (3,029)
                                              =========       ==========     ===========    =========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      TWENTYSIX WEEKS ENDED JANUARY 1, 1999
                                   (UNAUDITED)

                                                                                     Predecessor
                                                   ------------------------------------------------------------------------------
                                                                            Foreign
                                                     Guarantor           Non-Guarantor          Eliminating
                                                   Subsidiaries           Subsidiaries            Entries            Consolidated
                                                   ------------          -------------          -----------          ------------
                                                                                   (in thousands)
Revenue
      Product sales .........................        $ 240,586             $ 205,188             $(199,149)            $ 246,625

Costs and Expenses
      Cost of product sales .................          212,307               209,083              (255,771)              165,619
      Research and development ..............           33,811                   (53)               (4,032)               29,726
      Selling, administrative and general ...           34,323                 8,519                (1,509)               41,333
      Harris corporate expense allocation ...            4,314                     -                     -                 4,314
      Intangible amortization ...............            1,146                     -                     -                 1,146
                                                     ---------             ---------             ---------             ---------

Operating income (loss) .....................          (45,315)              (12,361)               62,163                 4,487

      Interest, net .........................             (423)                 (446)                  459                  (410)
                                                     ---------             ---------             ---------             ---------

      Income (loss) before income taxes .....          (44,892)              (11,915)               61,704                 4,897
      Income taxes (benefit) ................          (22,725)                1,650                19,695                (1,380)
                                                     ---------             ---------             ---------             ---------

      Net income (loss) .....................        $ (22,167)            $ (13,565)            $  42,009             $   6,277
                                                     =========             =========             =========             =========

                          INTERSIL HOLDING CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1999
                                   (UNAUDITED)

                                                                                    Successor
                                                   ------------------------------------------------------------------------------
                                                                                      Foreign
                                                                   Guarantor       Non-Guarantor     Eliminating
                                                     Parent      Subsidiaries      Subsidiaries        Entries       Consolidated
                                                   ---------     ------------      -------------     ------------    ------------
                                                                                  (in thousands)
Assets
  Cash.......................................      $       -      $  34,083        $   6,039         $        -        $  40,122
  Trade receivables, net.....................              -         87,325            4,423                  -           91,748
  Intercompany balances......................              -         17,078          (16,079)              (999)               -
  Inventories................................              -        130,546           33,260             (9,790)         154,016
  Other current assets.......................              -          7,237              325                  -            7,562
  Property, plant and equipment, net.........              -        230,986           87,161                  -          318,147
  Intangibles, net...........................              -         84,343              309                  -           84,652
  Investment in subsidiaries.................        215,466        306,502           95,613           (617,581)               -
  Other non-current assets...................              -         18,184            2,600                  -           20,784
                                                   ---------      ---------        ---------         ----------        ---------
      Total Assets...........................      $ 215,466      $ 916,284        $ 213,651         $ (628,370)       $ 717,031
                                                   =========      =========        =========         ==========        =========
Liabilities and Business Equity
  Accounts payable...........................      $       -      $  20,449        $  14,889         $        -        $  35,338
  Compensation and benefits..................              -         26,460            5,382                  -           31,842
  Other current liabilities..................              -         48,434              537                  -           48,971
  Long-term debt.............................        125,155        406,681                -                  -          531,836
  Other non-current liabilities..............              -              -                -                  -                -
  Preferred stock............................         87,860              -                -                  -           87,860
  Common stock...............................            667              -                -                  -              667
  Additional paid in capital.................          2,356            300                -                  -            2,656
  Retained deficit...........................              -        413,960          192,843           (628,370)         (21,567)
  Unearned compensation......................           (572)             -                -                  -             (572)
      Total Liabilities and Stockholders'
                                                   ---------      ---------        ---------         ----------        ---------
         Equity..............................      $ 215,466      $ 916,284        $ 213,651         $ (628,370)       $ 717,031
                                                   =========      =========        =========         ==========        =========

                          INTERSIL HOLDING CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 August 14, 1999

                                                                                             Successor
                                                             -----------------------------------------------------------------------
                                                                                           Foreign
                                                                           Guarantor    Non-Guarantor   Eliminating
                                                               Parent     Subsidiaries  Subsidiaries      Entries      Consolidated
                                                             ----------   ------------  -------------    ----------    ------------
                                                                                         (in thousands)
Assets
  Cash ...................................................... $        -   $   5,932      $   1,445      $       -      $   7,377
  Trade receivables, net ....................................          -      79,242          3,800              -         83,042
  Intercompany balances .....................................          -    (155,306)       (29,102)       184,408              -
  Inventories ...............................................          -     147,441          5,643            (40)       153,044
  Other current assets ......................................          -       9,898           (903)        (5,371)         3,624
  Property, plant and equipment, net ........................          -     252,796         95,718              -        348,514
  Intangibles, net ..........................................          -      90,715              -              -         90,715
  Investment in subsidiaries ................................    210,011      23,240             68       (233,319)             -
  Other non-current assets ..................................          -      20,086            752            625         21,463
                                                               ---------   ---------      ---------      ---------      ---------
      Total Assets...........................................  $ 210,011   $ 474,044      $  77,421      $ (53,697)     $ 707,779
                                                               =========   =========      =========      =========      =========
Liabilities and Business Equity
  Accounts payable ..........................................  $       -   $  16,532      $  11,390      $   1,443      $  29,365
  Compensation and benefits .................................          -      13,164          5,186            (63)        18,287
  Other current liabilities .................................          -      41,774         (1,593)           407         40,588
  Long-term debt ............................................    119,700     421,825              -              -        541,525
  Other non-current liabilities .............................          -      (7,370)         5,933          9,636          8,199
  Preferred stock ...........................................     84,009           -              -              -         84,009
  Common stock ..............................................        667           -              -              -            667
  Additional paid in capital ................................      5,635         300              -              -          5,935
  Retained deficit ..........................................          -     (12,181)        56,505        (65,120)       (20,796)
                                                               ---------   ---------      ---------      ---------      ---------
      Total Liabilities and Stockholders'
         Equity .............................................  $ 210,011   $ 474,044      $  77,421      $ (53,697)     $ 707,779
                                                               =========   =========      =========      =========      =========


                          INTERSIL HOLDING CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                           July 2, 1999

                                                                                    Predecessor
                                                     ---------------------------------------------------------------------
                                                                            Foreign
                                                       Guarantor         Non-Guarantor     Eliminating
                                                     Subsidiaries        Subsidiaries        Entries         Consolidated
                                                     ------------        --------------    -----------       ------------
Assets
  Trade receivables, net............................. $   97,043            $ 3,631        $      -           $ 100,674
  Intercompany balances..............................   (139,993)            19,554         120,439                   -
  Inventories........................................     86,986             86,049         (19,213)            153,822
  Other current assets...............................      7,782                946               -               8,728
  Property, plant and equipment, net.................    291,645            118,885               -             410,530
  Intangibles, net...................................     45,368                  -               -              45,368
  Investment in subsidiaries.........................     10,907             72,195         (83,102)                  -
  Other non-current assets...........................     39,721              2,336               -              42,057
                                                       ---------          ---------        --------           ---------
      Total Assets...................................  $ 439,459          $ 303,596        $ 18,124           $ 761,179
                                                       =========          =========        ========           =========
Liabilities and Business Equity
  Accounts payable...................................   $ 21,503            $ 9,565        $      -            $ 31,068
  Compensation and benefits..........................     26,120              6,803               -              32,923
  Other current liabilities..........................     42,778             (8,254)         (7,444)             27,080
  Other non-current liabilities......................     11,229                  -               -              11,229
  Business equity....................................    337,829            295,482          25,568             658,879
                                                       ---------          ---------        --------           ---------
      Total Liabilities and Stockholders'
         Equity......................................  $ 439,459          $ 303,596        $ 18,124           $ 761,179
                                                       =========          =========        ========           =========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      TWENTY WEEKS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                   Successor
                                                       ---------------------------------------------------------------------
                                                                                      Foreign
                                                                     Guarantor     Non-Guarantor  Eliminating
                                                        Parent     Subsidiaries    Subsidiaries     Entries     Consolidated
                                                       ---------   ------------    -------------   ----------   ------------
                                                                                  (in thousands)
Operating Activities:
  Net income (loss) ...............................    $ (5,455)     $(28,655)       $ 13,736      $ (1,473)      $(21,847)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization ...................           -        20,665           5,679             -         26,344
  Changes in working capital ......................       5,455        58,599          (8,156)        1,473         57,371
                                                       --------      --------        --------      --------       --------
      Net cash provided by (used in)
          operating activities ....................           -        50,609          11,259             -         61,868
Investing Activities:
Plant and equipment ...............................           -        (7,314)         (5,320)            -        (12,634)
                                                       --------      --------        --------      --------       --------
        Net cash used in investing activities .....           -        (7,314)         (5,320)            -        (12,634)
Financing Activities:
   Payments of borrowings .........................           -       (15,144)              -             -        (15,144)
                                                       --------      --------        --------      --------       --------
       Net cash provided by (used in) financing
            activities ............................           -       (15,144)              -             -        (15,144)
Effect of exchange rates on cash and cash
    equivalents ...................................           -             -          (1,345)            -         (1,345)
                                                       --------      --------        --------      --------       --------
Net increase in cash ..............................           -        28,151           4,594             -         32,745
Cash at the beginning of the period ...............           -         5,932           1,445             -          7,377
                                                       --------      --------        --------      --------       --------
Cash at the end of the period .....................    $      -      $ 34,083        $  6,039      $      -       $ 40,122
                                                       ========      ========        ========      ========       ========


                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX WEEKS ENDED AUGUST 13, 1999

                                                                              Predecessor
                                                      ---------------------------------------------------------
                                                                        Foreign
                                                        Guarantor    Non-Guarantor   Eliminating
                                                      Subsidiaries   Subsidiaries      Entries     Consolidated
                                                      ------------   -------------   -----------   ------------

Operating Activities:
  Net income (loss) ...............................   $ (11,462)     $ (12,126)       $  20,559    $  (3,029)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization ...................       2,380          6,693                -        9,073
  Non-current deferred income taxes ...............           -          4,815           (9,571)      (4,756)
  Changes in working capital ......................     210,864        128,451         (337,221)       2,094
                                                      ---------      ---------        ---------    ---------
      Net cash provided by (used in)
          operating activities ....................     201,782        127,833         (326,233)       3,382
Investing Activities:
Plant and equipment ...............................      (1,020)          (867)               -       (1,887)
                                                      ---------      ---------        ---------    ---------
        Net cash used in investing activities .....      (1,020)          (867)               -       (1,887)
Financing Activities:
   Payments of borrowings .........................           -          4,535           (4,567)         (32)
   Net cash transfer and billings from (to)
       parent .....................................    (200,497)      (131,501)         330,800       (1,198)
                                                      ---------      ---------        ---------    ---------
       Net cash provided by (used in) financing
            activities ............................    (200,497)      (126,966)         326,233       (1,230)
Effect of exchange rates on cash and cash
    equivalents ...................................       1,177              -                -        1,177
                                                      ---------      ---------        ---------    ---------
Net increase in cash ..............................       1,442              -                -        1,442
Cash at the beginning of the period ...............           -              -                -            -
                                                      ---------      ---------        ---------    ---------
Cash at the end of the period .....................   $   1,442      $       -        $       -    $   1,442
                                                      =========      =========        =========    =========

                          INTERSIL HOLDING CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     TWENTY-SIX WEEKS ENDED JANUARY 1, 1999
                                   (UNAUDITED)

                                                                                         Predecessor
                                                       -----------------------------------------------------------------------------
                                                                               Foreign
                                                        Guarantor           Non-Guarantor          Eliminating
                                                       Subsidiaries         Subsidiaries             Entries            Consolidated
                                                       ------------         -------------          ------------         -----------
Operating Activities:
  Net income (loss)................................     $  (22,167)          $  (13,565)           $   42,009            $    6,277
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization....................         29,534                9,680                     -                39,214
  Non-current deferred income taxes................        (59,182)                   -                58,367                  (815)
  Changes in working capital.......................       (137,676)             (57,417)              191,699                (3,394)
                                                        ----------           ----------            ----------            ----------
      Net cash provided by (used in)
          operating activities.....................       (189,491)             (61,302)              292,075                41,282
Investing Activities:
Plant and equipment................................        (10,602)              (7,547)                    -               (18,149)
                                                        ----------           ----------            ----------            ----------
        Net cash used in investing activities......        (10,602)              (7,547)                    -               (18,149)
Financing Activities:
   Proceeds from borrowings........................            750                    -                     -                   750
   Payments of borrowings..........................         (4,818)                   -                 4,705                  (113)
   Net cash transfer and billings from (to)                                                                                       -
       parent.......................................       204,161               69,541              (296,780)              (23,078)
                                                        ----------           ----------            ----------            ----------
       Net cash provided by (used in) financing
            activities..............................       200,093               69,541              (292,075)              (22,441)
Effect of exchange rates on cash and cash
    equivalents....................................              -                 (692)                    -                  (692)
                                                        ----------           ----------            ----------            ----------
Net increase in cash...............................              -                    -                     -                     -
Cash at the beginning of the period................              -                    -                     -                     -
                                                        ----------           ----------            ----------            ----------
Cash at the end of the period......................     $        -           $        -            $        -            $        -
                                                        ==========           ==========            ==========            ==========

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Consolidated Financial Statements, including the notes thereto. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Results of Operations

         The following table sets forth income statement data for the periods indicated as a percentage of revenue:

                                            13 Weeks Ended                              26 Weeks Ended
                                ---------------------------------------     ---------------------------------------
                                December 31, 1999    January 1, 1999        Combined December    January 1, 1999
                                                                                 31, 1999
                                ---------------------------------------     ---------------------------------------

Revenue
  Analog & Mixed Signal .....      59.5%                  69.5%                   60.6%                 67.3%
  Discrete Power ............      34.6%                  28.0%                   34.1%                 29.7%
  Wireless ..................       5.9%                   2.5%                    5.3%                  3.0%
                                  -----                  -----                   -----                 -----
     Total ..................     100.0%                 100.0%                  100.0%                100.0%
                                  -----                  -----                   -----                 -----

Costs and expenses
  Cost of product sales .....      61.1%                  68.6%                   62.4%                 67.3%
  Research and development ..      11.1%                  12.0%                   11.8%                 12.0%
  Selling, administrative and
     general ................      17.1%                  17.9%                   17.2%                 18.5%
  Intangible amortization ...       1.6%                   0.5%                    1.5%                  0.4%
  In-process R&D charge .....      -0.4%                   0.0%                    6.9%                  0.0%
                                  -----                  -----                   -----                 -----
Operating income (loss) .....       9.5%                   1.0%                    0.2%                  1.8%
  Interest, net .............       9.8%                  -0.2%                    8.3%                 -0.2%
                                  -----                  -----                   -----                 -----
  Income (loss) before
    income taxes ............      -0.3%                   1.2%                   -8.1%                  2.0%
  Income taxes (benefit) ....       0.8%                  -0.3%                    0.4%                 -0.6%
                                  -----                  -----                   -----                 -----
  Net income (loss) .........      -1.0%                   1.5%                   -8.5%                  2.6%
                                  =====                  =====                   =====                 =====


Revenue

         Revenue for the three months ended December 31, 1999 increased 27.5% to $158.2 million from $124.1 million during the three months ended January 1, 1999. Revenue for the six months ended December 31, 1999 increased 18.4% to $292.0 million from $246.6 million during the six months ended

January 1, 1999. The growth in both periods is the result of improved demand across all business units, primarily because of improved market conditions. Wireless sales growth over last year of 200% for the three months ended December 31, 1999 and 112% for the six months ended December 31, 1999 was driven by increased market acceptance of our PRISM(R) products.

         Geographically, 49.1%, 23.0% and 27.9% of product sales were derived in North America, Europe and Asia, respectively, during the three months ended December 31, 1999 compared to 53.6%, 24.1% and 22.3% during the three months ended January 1, 1999. For the six months ended December 31, 1999, 48.9%, 22.9% and 28.2% of product sales were derived in North America, Europe and Asia, respectively, compared to 54.1%, 24.9% and 21.0% during the six months ended January 1, 1999.

Gross Margin

         Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the three months ended December 31, 1999, gross margin on product sales increased 57.9% to $61.6 million from $39.0 million in the three months ended January 1, 1999. Gross margin on product sales increased 35.7% to $109.9 million in the six months ended December 31, 1999 from $81.0 million in the six months ended January 1, 1999. As a percent of sales, gross margin was 38.9% during the three months ended December 31, 1999 and 37.6% during the six months ended December 31, 1999 compared to 31.4% during the three months ended January 1, 1999 and 32.8% during the six months ended January 1, 1999. This increase was substantially due to a decrease in depreciation expense resulting from a revaluation of our property, plant and equipment due to purchase accounting, greater capacity utilization, to 81% during the three months ended December 31, 1999 from 64% during the three months ended January 1, 1999 and to 80% during the six months ended December 31, 1999 from 62% during the six months ended January 1, 1999, and increased manufacturing efficiencies resulting from cost reductions related to headcount reductions.

Operating Expenses

         R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 18.1% to $17.6 million during the three months ended December 31, 1999 from $14.9 million during the three months ended January 1, 1999 and 16.2% to $34.5 million during the six months ended December 31, 1999 from $29.7 million during the first half of fiscal 1999. As a percent of sales, R&D expenses remained relatively flat at 11.1% for the three months ended December 31, 1999 from 12.0% for the three months ended January 1, 1999 and 11.8% for the six months ended December 31, 1999 from 12.0% for the six months ended January 1, 1999. During the current fiscal year, R&D expense included continued investment in the PRISM(R) chip sets and in the power management integrated circuits area, focusing in the categories of communications and computing, which led our growth of new product revenue during fiscal 1999.

         In connection with the acquisition, we allocated $20.2 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses.

Accordingly, these costs were expensed as a one-time charge to earnings in the combined six months ended December 31, 1999.

         In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established.

         The fair values assigned prior to allocation of negative goodwill to each of the significant projects and the stage of completion are reported below:


                                                 Fair Value           Stage of
              Product                          (in millions)         Completion
              -------                          -------------         ----------
         SMPS IGBT                                $ 2.4                  60%
         PRISM II                                   2.4                  90
         HIP 6601/2/3                               1.5                  75
         HC 1540                                    0.4                  80
         HC 7581                                    3.4                  60
         HIP 6210/6220                              2.4                  50
         DC to DC Power Converters                  2.2                  35
         Gen III Radiation Hardened MOSFETs         8.0                  60
         Other                                      6.3                  38
                                                  -----
                  Total                           $29.0
                                                  =====

         A discussion of the most significant projects follows:

     SMPS IGBT

         SMPS IGBT refers to a project researched and in development in our discrete power product line area. AC to DC power supplies are designed to use high voltage power metal oxide semiconductor field effect transistors, or MOSFETs, to convert an AC voltage into a DC voltage. The new switch mode power supply, or SMPS, family of insulated gate bipolar transistors, or IGBTs, will combine the fast speed, unclamped inductive switching and low gate charge speed of the power MOSFET with the high current density and low forward voltage drop of the IGBT. The result will be a lower cost and more efficient product than currently available high voltage MOSFET products.



     PRISM II

         PRISM II refers to a project researched and in development in our wireless product line area. PRISM II will be a complete silicon solution for the design of Wireless Local Area Networks, or WLANs. Comprised of five highly integrated chips incorporating advanced silicon germanium technology, PRISM II will deliver all required analog and digital circuitry for the physical and medium access controller layers, while providing a complete "antenna-to-computer" solution for high data rate WLANs. The product will provide end-users in the computer market with a low cost, small and lightweight medium for WLAN connection.

     HIP6601/2/3

         HIP6601/2/3 refers to another chipset family researched and in development in our analog and mixed signal product line area. HIP6601/2/3 will be designed to support the next generation Intel and AMD processors that will be used in file servers, desktops, and workstations. The HIP6601, HIP6602 and HIP6603 will be a family of similar controllers and drivers designed to support various high performance CPU power supply conversion requirements.

     HC1540

         HC1540 refers to an integrated circuit and relay researched and in development in our analog and mixed signal product line area. HC1540 will be a high voltage switch for use in the telecom industry.

     HC7581

         HC7581 refers to a new subscriber line interface circuit, or SLIC, researched and in development in our analog and mixed signal product line area. SLICs are required in all telecom exchange systems to interface with signals entering into telecommunication systems.

     HIP6210/6220

         HIP6210/6220 refer to a chipset researched and in development in our analog and mixed signal product line area. HIP6210/6220 are designed to support the personal computer market by saving energy. These chips will sense different power requirement levels and regulate the flow of the power based on essential needs.

     DC to DC Power Converters

         DC to DC power converters refer to a project researched and in development in our space and defense group. The DC to DC power converter will be the first in a series of radiation-hardened, high reliability power supplies. This power supply source will be smaller in size, of less weight and more efficient than currently available technology. The initial market will be for usage in satellites. However, a variety of other commercial and military space applications are envisioned.

     Gen III Radiation Hardened MOSFETs

         Gen III radiation hardened metal oxide semiconductor field effect transistors, or MOSFETs, refer to a project researched and in development in our discrete power product line area. This technology will reduce the die size used in commercial satellites by 50% while maintaining a high degree of radiation hardness. Launch costs of commercial satellites are directly proportional to a satellite's size and weight. The die size reduction will enable us to place our silicon in packages that are smaller and lighter thereby providing the end-user with a more economical printed circuit board.

         The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process R&D into commercially viable products and discounting the net cash flows to their present value.

         Remaining development efforts for these in-process R&D projects include various phases of design, development and testing. The anticipated completion dates for the in-process R&D projects will occur within the next one and one half years, after which we expect to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $12.1 million in fiscal year 2000, and $1.3 million in fiscal year 2001.

         These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

         SG&A costs, which include marketing, selling, administrative and general expenses, and Harris corporate expense allocation, increased to $27.0 million during the three months ended December 31, 1999 from $22.2 million during the three months ended January 1, 1999 and to $50.2 million during the six months ended December 31, 1999 from $45.7 million during the six months ended January 1, 1999. The increase in both periods was due to additional selling costs resulting from higher sales in fiscal 2000 and additional marketing costs associated with the new company branding initiative. Operating expenses include allocated charges by Harris to us for legal, financial and other administrative expenses of $2.2 million for the three months ended January 1, 1999, $1.2 million for the six weeks ended August 13, 1999, and $4.3 million for the six months ended January 1, 1999.

         Certain intangible assets were recorded on the opening balance sheet of Intersil as part of purchase accounting. These assets are being amortized over their useful lives ranging from five to eleven years.

Interest Expense

         In connection with the acquisition of the semiconductor business, we entered into new credit facilities. See "--Liquidity and Capital Resources." Interest expense related to this debt for Intersil Holding during the three months ended December 31, 1999 was $16.1 million and $24.8 million during the six months ended December 31, 1999, excluding interest income of $0.4 million and $0.6 million respectively.


Tax Expense

         The tax provision for the three months ended December 31, 1999 and for the combined six months ended December 31, 1999 is not comparable to the three months ended January 1, 1999 and the six months ended January 1, 1999, due to the different tax structures of the semiconductor business and Intersil Holding.


Backlog

         We had backlog at December 31, 1999 of $192.4 million compared to $174.0 million at July 2, 1999.

Liquidity and Capital Resources

         In connection with the acquisition of the semiconductor business, we entered into new credit facilities, which provide for a Senior Term Facility of $205.0 million and a Revolving Credit Facility in an aggregate amount up to $70.0 million. Both the Senior Term Facility and the Revolving Credit Facility will mature in 2005.

         The Senior Term Facility is subject to amortization payments which required 1.0% of the original principal amount to be repaid in each of the first five years. The Revolving Credit Facility is available until 2005 unless sooner terminated. As of December 31, 1999, the Revolving Credit Facility was undrawn.

         Our principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion. We anticipate that our operating cash flow, together with available borrowing under the Revolving Credit Facility, will be sufficient to meet our working capital, capital expenditure and interest requirements on our debt obligations for the foreseeable future. On January 21, 2000, Intersil Holding filed a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. The proceeds of this offering are expected to be used to repay the entire 13.5% Senior Subordinated PIK Note due 2010 and the entire 11.13% Seller Holding PIK Note due 2010 and a portion of the Senior Term Facility and the 13 1/4% Senior Subordinated Notes due 2009. As of December 31, 1999 our total debt and stockholders' equity as adjusted for this offering would have been $191.8 million and $403.7 million, respectively.

         Net cash generated by operating activities for the six months ended December 31, 1999 was $65.3 million. Net cash used in investing activities for the six months ended December 31, 1999 was $14.5 million for capital expenditures to support our expanded operations. Net cash used to repay debt for the six months ended December 31, 1999 was $15.2 million. Our cash balance at December 31, 1999 was $40.1 million.

         Our senior credit facility contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

  Receivables and Inventories

         Trade accounts and the current portion of notes receivable less the allowance for collection losses totaled $91.7 million at December 31, 1999 compared to $100.7 million at July 2, 1999. This decrease was due to continued emphasis on improving the receivable collection cycle. Inventories remained relatively flat at December 31, 1999, increasing to $154.0 million at December 31, 1999 from $153.8 million at July 2, 1999.

  Capital Expenditures

         Capital expenditures for the six months ended December 31, 1999 were $14.5 million compared to $18.1M for the six months ended January 1, 1999. Our previous owner invested approximately $303.9 million in capital expenditures since the beginning of fiscal year 1997 for upgrading our existing facilities with state-of-the-art manufacturing equipment and for the building and equipping of the world's first 8-inch wafer fab for discrete power semiconductors. As a result, we do not anticipate substantial capital expenditures in the foreseeable future. During the fiscal year 2000, we intend to spend about $45.0 million in capital expenditures.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from changes in the fair values of those instruments. We plan to adopt the new standard no later than the first quarter of fiscal year 2001. However, we have not yet determined the anticipated impact of FAS No 133.



CAUTIONARY STATEMENT. This Quarterly Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; and the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Reference is made to the "Risk Factors" section on pages 6 through 13 of the Preliminary Prospectus dated February 4, 2000. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

         We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from, and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. Our policy, effective August 1999 is to hedge firm foreign currency exposure up to six months of anticipated requirements. At December 31, 1999, we had open foreign exchange contracts with a notional amount of $27.6 million, all of which were to hedge off-balance-sheet commitments. At

August 13, 1999 we had open foreign exchange contracts with a notional amount of $6.1 million, all of which were to hedge off-balance-sheet commitments. At July 2, 1999, we had open foreign exchange contracts with a notional amount of $22.0 million, all of which were to hedge off balance-sheet commitments. Our hedging activities provide only limited protection against accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 31, 1999, would have an impact of approximately $1.3 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

         Additionally, we use foreign exchange contracts to hedge anticipated foreign cash flow commitments up to 6 months. Hedges on anticipated foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in the fair market value of the foreign exchange contract are recognized in income. We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of borrowings at December 31 1999, of $205.0 million under our Tranche B Senior Term Facility. As of December 31, 1999, we also had fixed rate debt of approximately $329.3 million comprised primarily of the 13 1/4% Senior Subordinated Notes due 2009, the 13.5% Senior Subordinated PIK Note Due 2010 and the 11.13% Seller Holding PIK Note due 2010. We are not currently utilizing any type of derivative financial instrument to control our interest rate risk.

         For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We manage our interest exposure by using a combination of fixed and variable rate debt. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for fiscal year 2000 of approximately $2.2 million.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising in the ordinary course of business. A countersuit brought against Harris by Ericsson, a competitor of Harris, in which patent infringement claims have been asserted is currently pending in the Sherman Division of the United States District Court for the Eastern District of Texas. The action was initially instituted by Harris against Ericsson on August 17, 1998 in Dallas, Texas. Ericsson countersued Harris, claiming infringement by Harris of four of its patents relating to telephone subscriber line interface circuits. On September 1, 1999, Ericsson joined us in this action. Ericsson seeks an injunction plus damages, including lost profits and/or a reasonable royalty, costs of suit, treble damages, prejudgment interest and attorneys' fees. However, to the extent our liability from this litigation, if any, arises out of the conduct of the semiconductor business by Harris prior to closing, this liability will be covered by Harris' agreement in connection with the acquisition of the semiconductor business to provide us with certain indemnities. We believe that there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS

         27 Financial Data Schedule

     b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended and the six months ended December 31, 1999.






                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Intersil Holding Corporation
                                                   (Registrant)


Date February 25, 2000                        /s/      DANIEL J. HENEGHAN
                                              -----------------------------
                                              NAME:    DANIEL J. HENEGHAN
                                              TITLE:   CHIEF FINANCIAL OFFICER

Date February 25, 2000                        /s/      DANIEL J. HENEGHAN
                                              -----------------------------
                                              NAME:    DANIEL J. HENEGHAN
                                              TITLE:   CHIEF FINANCIAL OFFICER