Form 10-Q
period 2000-03-31
INTERSIL HOLDING CO
filed 2000-05-15
CIK 1096325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

       Registrant's telephone number, including area code: (321) 724-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}.

The number of shares outstanding of the issuer's classes of common stock as of the close of business on March 31, 2000:

               Title of Each Class                             Number of Shares
Class A Common Stock, par value $.01 per share                    41,635,439
Class B Common Stock, par value $.01 per share                    49,746,481

                  INTERSIL HOLDING CORPORATION AND SUBSIDARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations For the 13
                   Weeks Ended March 31, 2000 and April 2, 1999, for the
                   33 Weeks Ended March 31, 2000, the 6 Weeks Ended
                   August 13, 1999 and the 39 Weeks Ended April 2, 1999      3

          Condensed Consolidated Balance Sheets as of March 31, 2000,
                    August 14, 1999 and July 2, 1999                         4

          Condensed Consolidated Statements of Cash Flows
                   For the 33 Weeks Ended March 31, 2000, the 6
                   Weeks Ended August 13, 1999 and the 39 Weeks
                   Ended April 2, 1999                                       5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                 18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         28

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  29

Item 6.   Exhibits and Reports on Form 8-K                                   29


SIGNATURES                                                                   29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                    INTERSIL HOLDING CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                        Successor           Predecessor       Successor                    Predecessor
                                   ------------------   ------------------ -----------------  -------------------------------------
                                     13 Weeks Ended       13 Weeks Ended    33 Weeks Ended      6 Weeks Ended        39 Weeks Ended
                                   ------------------   ------------------ -----------------  ------------------  -----------------
                                     March 31, 2000       April 2, 1999     March 31, 2000     August 13, 1999        April 2, 1999
                                   ------------------   ------------------ -----------------  ------------------  -----------------
                                                 (Unaudited)                  (Unaudited)                              (Unaudited)
                                                                (in thousands, except per share amounts)
Revenue                                                                                            $ 57,336            $ 381,992
   Product Sales                       $ 170,875            $ 135,367         $ 405,621
Costs and expenses                                                                                   39,681              253,848
  Cost of product sales                  101,426               88,229           243,920               8,499               47,872
  Research and development                20,974               18,146            46,927
  Selling, administrative and                                                                        10,908               58,741
     general                              27,808               17,408            66,059
  Harris corporate expense                                                                            1,164                6,679
    allocation                                 -                2,365                 -                 326                1,719
  Intangible amortization                  2,562                  573             6,505                   -                    -
  In-process R&D charge                        -                    -            20,239                   -                    -
  Other                                    1,312                    -             1,312            --------            ---------
                                       ---------            ---------         ---------              (3,242)              13,133
Operating income (loss)                   16,793                8,646            20,659                (111)              (1,082)
  Interest, net                           11,670                 (672)           35,983            --------            ---------
                                       ---------            ---------         ---------
  Income (loss) before
    income taxes and                                                                                 (3,131)              14,215
    extraordinary item                     5,123                9,318           (15,324)               (102)              (4,008)
  Income taxes (benefit)                   2,275               (2,628)            3,674            --------            ---------
                                       ---------            ---------         ---------
  Income (loss) before                                                                               (3,029)              18,223
  extraordinary item                       2,848               11,946           (18,998)
Extraordinary item - loss on
 extinguishment of debt, net                                                                              -                    -
 of tax effect                           (25,518)                   -           (25,518)           --------            ---------
                                       ---------            ---------         ---------              (3,029)              18,223
  Net income (loss)                      (22,670)              11,946           (44,516)                  -                    -
Preferred dividends                        1,540                    -             5,391            --------            ---------
                                       ---------            ---------         ---------
Net income (loss) to common                                                                        $ (3,029)           $  18,223
   shareholders                        $ (24,210)           $  11,946         $ (49,907)           ========            =========
                                       =========            =========         =========

Basic and diluted loss per share:
  Income (loss) before
  extraordinary item                   $    0.02                              $   (0.35)
  Extraordinary item                       (0.34)                                 (0.36)
                                       ---------                              ---------
  Net income (loss)                    $   (0.32)                             $   (0.71)
                                       =========                              =========

Weighted average common
  shares outstanding (in
  millions):
  Basic                                $   75.0                               $    70.4
                                       ========                               =========
  Diluted                              $   75.0                               $    70.4
                                       ========                               =========


                                                         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 Successor           Predecessor           Successor                       Predecessor
                            ------------------    ------------------   ------------------   ---------------------------------------
                              13 Weeks Ended        13 Weeks Ended       33 Weeks Ended        6 Weeks Ended        39 Weeks Ended
                            ------------------    ------------------   ------------------   -------------------   -----------------
                              March 31, 2000        April 2, 1999        March 31, 2000       August 13, 1999       April 2, 1999
                            ------------------    ------------------   ------------------   -------------------   -----------------
                                           (Unaudited)                     (Unaudited)                                (Unaudited)

                                                                       (in thousands)

 Net income (loss)              $ (22,670)            $ 11,946            $ (44,516)             $ (3,029)            $ 18,223
 Other comprehensive
   income (loss):
   Currency translation
     adjustments                     (250)              (1,954)                  30                 2,475                 (240)
                                ---------             --------            ---------              --------             --------

 Comprehensive income
   (loss)                       $ (22,920)            $  9,992            $ (44,486)             $   (554)           $  17,983
                                =========             ========            =========              ========            =========


                                      See notes to Condensed Consolidated Financial Statements.


                                                    INTERSIL HOLDING CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                        Successor                   Predecessor
                                                                        ----------------------------------------  ------------------
                                                                          March 31, 2000      August 14, 1999       July 2, 1999
                                                                        -------------------  -------------------  ------------------
                                                                           (Unaudited)
                                                                                               (in thousands)

Assets
   Cash                                                                     $ 140,958              $ 7,377           $       -
  Trade receivables, less allowances for collection loss ($871 as of
   March 31, 2000, $755 as of August 14, 1999 and $582 in 1999)                98,246               83,042             100,674
  Inventories                                                                 148,581              153,044             153,822
  Prepaid expenses and other current assets                                     9,550                3,624               8,728
                                                                            ---------            ---------           ---------
        Total Current Assets                                                  397,335              247,087             263,224
Other Assets
  Property, plant and equipment, less allowance for depreciation
     ($36,853 as of March 31, 2000, -0- as of August 14, 1999
     and $582,616 in 1999)                                                    316,601              348,514             410,530
  Intangibles, less accumulated amortization (6,505 as of
      March 31, 2000, -0- as of August 14, 1999 and
      $19,929 in 1999)                                                         82,077               90,715              45,368
  Other                                                                        12,529               21,463              42,057
                                                                            ---------            ---------           ---------
        Total Other Assets                                                    411,207              460,692             497,955
                                                                            ---------            ---------           ---------
         Total Assets                                                       $ 808,542            $ 707,779           $ 761,179
                                                                            =========            =========           =========

Liabilities and Stockholders' Equity/Business Equity
Current Liabilities
  Trade accounts payables                                                   $  37,017            $  29,365           $  31,068
  Retirement plan accruals                                                      7,675                2,445              13,640
  Accrued compensation                                                         28,600               15,842              19,283
  Accrued interest and sundry taxes                                             5,641                3,877               3,193
  Other accrued items                                                          27,222               27,789              16,985
  Distributor reserves                                                          6,177                6,512               6,542
  Long-term debt--current portion                                                 401                2,410                 360
                                                                            ---------            ---------           ---------
        Total Current Liabilities                                             112,733               88,240              91,071
Other Liabilities
  Deferred income taxes                                                             -                8,199               7,022
  Long-term debt                                                              133,604              541,525               4,207
Mandatorily Redeemable Preferred Stock--1,000,000 shares
  designated 12% Series A Cumulative Compounding preferred
  stock, $1,000 stated value; 2,000,000 shares authorized, 85,000 shares authorized, 83,434 shares issued and outstanding at
   August 14, 1999                                                                  -               84,009                   -
Stockholder's Equity/Business Equity
  Class A Common Stock, $.01 par value, voting 300,000,000
     shares authorized, 41,635,439 shares issued and outstanding
     March 31, 2000 and 15,764,794 shares issued and                              405                  158                   -
     outstanding at August 14, 1999
  Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 49,746,481 shares issued and
     outstanding at March 31, 2000 and 50,908,386 shares                          509                  509                   -
     issued and outstanding at August 14, 1999
Additional paid-in Capital                                                    605,777                5,935                   -
Business equity                                                                     -                    -             661,388
Retained deficit                                                              (44,516)             (20,796)                  -
Unearned compensation                                                               -                    -                   -
Accumulated other comprehensive (loss) income                                      30                    -              (2,509)
                                                                            ---------            ---------           ---------
        Total Stockholders' Equity/Business Equity                            562,205              (14,194)            658,879
                                                                            ---------            ---------           ---------
         Total Liabilities and Stockholders' Equity/Business Equity         $ 808,542            $ 707,779           $ 761,179
                                                                            =========            =========           =========


                                      See notes to Condensed Consolidated Financial Statements.


                                                        INTERSIL HOLDING CORPORATION

                                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                             Successor                       Predecessor
                                         -------------------    ---------------------------------------
                                            33 Weeks Ended        6 Weeks Ended        39 Weeks Ended
                                         -------------------    ---------------------------------------
                                            March 31, 2000       August 13, 1999       April 2, 1999
                                         -------------------    -----------------    ------------------
                                            (Unaudited)                                 (Unaudited)

                                                                (in thousands)

Operating Activities:
  Net Income (loss)                         $   (44,516)          $   (3,029)           $   18,223

Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities
     Depreciation                                36,632                8,747                56,177
     Amortization                                 6,505                  326                 1,721
     Write-off of in-process
       technology                                20,239                    -                     -
     Non-current deferred
       income taxes                                   -               (4,756)               (1,731)
  Changes in assets and
     liabilities:
     Trade receivables                          (15,204)              14,532                13,287
     Inventories                                  4,462               (1,649)               22,808
     Prepaid expenses                            (6,498)                 674                 3,177
     Trade payables and
       accrued liabilities                       33,875              (18,705)              (33,750)
     Unearned service income                       (437)                   -                   244
     Income taxes                                 1,492                4,430                   506
     Other                                       24,082                2,812               (23,879)
                                            -----------           ----------            ----------
       Net cash provided by
         operating activities                    60,632                3,382                56,783

Investing Activities:
Cash paid for acquired business                       -                    -                (1,335)
Plant and equipment                             (25,318)              (1,887)              (25,378)
                                            -----------           ----------            ----------
       Net cash used in
         investing activities                   (25,318)              (1,887)              (26,713)

Financing Activities
  Proceeds from offering                        515,625                    -                     -
  Proceeds from borrowings                            -                    -                   800
  Payments of borrowings                       (417,790)                 (32)                 (219)
  Net cash transfer and
     billings from (to) parent                        -               (1,198)              (31,492)
                                            -----------           ----------            ----------
       Net cash provided by (used in)
         financing activities                    97,835               (1,230)              (30,911)
Effect of exchange rates on
  cash and cash equivalents                         432                1,177                   841
                                            -----------           ----------            ----------
       Net increase in cash                     133,581                1,442                     -
       Cash at the beginning
       of the period                              7,377                    -                     -
                                            -----------           ----------            ----------
       Cash at the end of the
       period                               $   140,958           $    1,442            $        -
                                            ===========           ==========            ==========


                                      See Notes to Condensed Consolidated Financial Statements.


Intersil Holding Corporation
Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

         The Successor consolidated balance sheet as of August 14, 1999 reflects the initial capitalization of Intersil Holding and the acquisition of the Semiconductor Business. The condensed consolidated balance sheet as of July 2, 1999 and the condensed consolidated statements of operations, comprehensive income and cash flows for the 13 weeks ended April 2, 1999, the 6 weeks ended August 13, 1999 and the 39 weeks ended April 2, 1999 include the accounts of the Semiconductor Business, the Predecessor company.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for these interim periods and are not necessarily indicative of full year results. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 and Form S-4 filed with the Securities and Exchange Commission.

NOTE B--INVENTORIES

         Inventories are summarized below (in thousands):

                                   (Successor)        (Predecessor)
                             ------------------------ -------------
                              March 31,    August 14,     July 2,
                                2000         1999          1999
                             ------------------------ --------------
                             (Unaudited)
Finished products            $   61,075   $  $59,708  $      58,041
Work in progress                105,181      104,262        102,457
Raw materials and supplies        8,319        9,137         11,441
                             -----------  ----------- --------------
                                174,575      173,107        171,939
Less inventory reserve          (25,994)     (20,063)       (18,117)
                             -----------  ----------- --------------
                             $  148,581   $  153,044  $     153,822
                             ===========  =========== ==============

At March 31, 2000, August 14, 1999 and July 2, 1999 Intersil Holding was committed to purchase $26.2 million, $22.8 million and $22.5 million, respectively of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

NOTE C--RESTRUCTURING

         In connection with the acquisition of the Semiconductor Business, Intersil formulated a restructuring plan and involuntarily terminated the employment of 372 employees of the Semiconductor Business. At August 13, 1999, Intersil recorded $11.0 million in severance benefits and this is included in the allocation of the acquisition cost. The severance included the following:

                               Location          No. of Employees     Amounts
                                                 ----------------     -------
                                                           (in millions)

         Europe................................         17            $ 5.6
         Malaysia..............................        262              1.9
         North America.........................         93              3.5
                                                        --              ---
                                                       372            $11.0
                                                       ===            =====

         During the 13 weeks ended March 31, 2000 and the 33 weeks ended March 31, 2000, approximately $2.5 million and $7.5 million of these restructuring costs were paid out. As of March 31, 2000, the restructuring liability was $3.5 million. Intersil Holding will complete the restructuring plan by August of calendar year 2000.

NOTE D--LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts).


                                                                                                 (Successor)
                                                                              ------------------------------------------------
                                                                                  13 Weeks ended            33 Weeks ended
                                                                              ------------------------- ----------------------
                                                                                  March 31, 2000            March 31, 2000
                                                                              ------------------------- ----------------------
                                                                                                 (Unaudited)
Numerator:
     Net loss available to common shareholders (numerator for  basic and
         diluted earnings per share)                                                 $(24,210)                 $(49,907)
                                                                                     =========                 =========
Denominator:
     Denominator for basic earnings per share-weighted average
        common shares                                                                  74,977                    70,448
     Effect of dilutive securities:
        Stock options                                                                   1,001                       967
        Warrants                                                                        5,926                     5,926
                                                                                       ------                    ------
     Denominator for diluted earnings per share-adjusted weighted
        average shares                                                                 81,904                    77,341
                                                                                       ======                    ======
Basic loss per share                                                                  $(0.32)                    $(0.71)
                                                                                      =======                    =======
Diluted loss per share                                                                $(0.32)                    $(0.71)
                                                                                      =======                    =======


     The effect of dilutive securities is not included in the computation for the 13 weeks ended March 31, 2000 and the 33 weeks ended March 31, 2000 because to do so would be antidilutive.

NOTE E--EXTRAORDINARY ITEM

         On February 25, 2000, the Company completed the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of 22,000,000 of its shares of common stock. From the proceeds of the initial public offering, the Company paid off approximately $419.0 million of debt incurred through the acquisition of the Semiconductor Business, which included certain prepayment penalties and accrued interest. In connection with the early extinguishment of debt, the Company recorded extraordinary charges of $25.5 million. The extraordinary charges consisted of the write-off of deferred financing fees and prepayment penalties incurred. There was no income tax effect in connection with this extinguishment.

NOTE F--COMMON STOCK

         On February 25, 2000, Intersil Holding completed the filing of a registration statement with the Securities and Exchange Commission for a public offering of shares of its common stock. Intersil Holding issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $515.6 million. In connection with the public offering, Intersil Holding effected a 1 for 1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying unaudited, condensed consolidated financial statements reflect Intersil Holding's reverse stock split, retroactively applied to all periods presented.

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

         On August 13, 1999, in connection with Intersil Holding's issuance of the 13.5% Subordinated Holding PIK Note, Intersil Holding issued to Citicorp Mezzanine partners, L.P. warrants to purchase 3,703,707 shares of Intersil Holding Class A Common at an exercise price of $.001 per share, subject to certain anti-dilution adjustments. As Intersil Holding has prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the warrants have become exercisable for 2,222,224 shares of Intersil Holding Class A Common Stock. The warrants were valued at $0.3 million and will be treated as additional interest related to the 13.5% Subordinated Holding PIK Note and amortized over the life of the 13.5% Subordinated Holding PIK Note on an effective yield method.

         During the unaudited 33 weeks ended March 31, 2000, Intersil Holding recorded $1.0 million of unearned compensation for the excess of the fair value of the Class A Common Stock over the grant price for stock sold to certain executives by the majority shareholder of Intersil Holding. Upon the initial public offering, the shares sold became fully vested and the unearned compensation was written off.

         Intersil Holding had an option to purchase 1,161,905 shares from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil Holding repurchased the 1,161,905 shares in January 2000.

NOTE G--EQUITY COMPENSATION PLAN

         On November 5, 1999, to be effective August 14, 1999, Intersil Holding adopted the 1999 Equity Compensation Plan (the "Plan") for salaried officers and key employees. The Plan authorizes the grant of options for up to 7.5 million shares of Intersil Holding Class A Common Stock and can include

(i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock,
(iv) stock appreciation rights, and (v) phantom share awards. The exercise price of each option granted under the Plan shall be as determined by a committee of the Board of Directors (the "Board"). The maximum term of any option shall be ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board, currently vesting ratably over approximately 5 years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 666,667 shares of common stock. During the 33 weeks ended March 31, 2000, Intersil Holding granted 1,595,459 options to acquire Intersil Holding Class A Common Stock at a price of $2.25 per share, 1,164,077 options at a price of $25.00 per share, and 16,134 options at an average price of $51.39 per share. The Company accounts for its Equity Compensation Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During the 33 weeks ended March 31, 2000, the Company recorded no deferred compensation. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement No. 123, the Company would have reported a net loss of $23.0 million for the 13 weeks ended March 31, 2000 and a net loss of $45.0 million for the 33 weeks ended March 31, 2000.

         The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions.

                                                            March 31, 2000
                                                            --------------

                  Expected volatility                             0.5
                  Dividend yield                                 -----
                  Risk-free interest rate                        8.17%
                  Expected life, in years                           7


         A summary of the status of the Company's stock option plan as of March 31, 2000, and changes during the 33 weeks then ended are presented in the table below.

                                                              March 31, 2000
                                                              --------------

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                            Shares      Price
                                                            --------------------
                                                            (in
                                                            thousands)

                  Outstanding at beginning of period        1,549        $2.25
                  Granted                                   1,227       $24.49
                  Exercised                                    81        $2.25
                  Canceled                                  -----        -----
                                                            -----
                  Outstanding at end of period              2,695       $12.37
                                                            =====

                  Exercisable at end of period                 14        $2.25
                  Weighted average fair value of
                    options granted                             -        $5.45

         Information with respect to stock options outstanding and stock options exercisable at March 31, 2000 is as follows:

                                               Options Outstanding                        Options Exercisable
                                --------------------------------------------------- --------------------------------
                                                  Weighted-
                                                  Average          Weighted-                        Weighted-
                                                  Remaining        Average                          Average
Exercise Price                  Number            Contractual      Exercise         Number          Exercise
                                Outstanding       Life             Price            Exercisable     Price
                                ----------------- ---------------- ---------------- --------------- ----------------
                                    (in                                                (in
                                thousands)                                          thousands)
 $2.25                               1,515             9.45             $2.25             14             $2.25
$25.00                               1,164             9.90            $25.00             -                -
$46.50 - $55.13                        16              9.96            $51.39             -                -

NOTE H - SUBSEQUENT EVENTS

         In April 2000, Intersil Holding announced that it had agreed to acquire Bilthoven, Netherlands-based No Wires Needed B.V. ("No Wires Needed"), an established industry leader in wireless solutions that serves the rapidly expanding high data rate wireless local area network (WLAN) market with easy-to-use, flexible and mobile wireless connections to broadband communications in small offices, homes and throughout corporate campuses. Consideration for the acquisition of No Wires Needed will be between 3.0 million and 3.35 million shares of Intersil Holding common stock, depending upon the closing market price of Intersil Holding stock for an agreed-upon period preceding the closing. The transaction is subject to customary closing conditions and is expected to be completed during the fourth quarter of fiscal 2000. The acquisition will be recorded using the purchase method of accounting.

         Also, in May 2000, Intersil Holding announced that it will sell its Kuala Lumpur, Malaysia-based semiconductor assembly and test operationss to ChipPAC, Inc. ("ChipPAC") which, under a multi-year supply agreement, will furnish integrated circuit (IC) assembly and test services to Intersil Holding on a subcontract basis. ChipPAC, based in California, with facilities throughout the world, is one of the few assembly and test companies in the world that is a full-portfolio supplier, offering a full array of packaging, from basic 6-pin to 2000-pin BGA/CSP and leaded packages. Under terms of the transaction, ChipPAC will acquire all of Intersil's Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed-signal test capabilities, product distribution center as well as the operation's management team and approximately 2,900 employees. As consideration for the acquisition, Intersil will receive approximately $52.5 million in cash and $17.5 million in ChipPAC preferred convertible stock; and Intersil Holding anticipates it will recognize a non-recurring, after-tax charge of between $10 million and $15 million in the quarter ending June 30, 2000. The transaction is subject to customary closing conditions and is expected to be completed during the fourth quarter of fiscal 2000.

NOTE I - FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

         The condensed consolidating financial information presented below includes the predecessor condensed consolidated balance sheet as of July 2, 1999 and the predecessor condensed consolidated statements of income for the 13 weeks ended April 2, 1999, the 6 weeks ended August 13, 1999 and the 39 weeks ended April 2, 1999 and the predecessor condensed consolidated statements of cash flows for the 6 weeks ended August 13, 1999 and the 39 weeks ended April 2, 1999 for the Predecessor Guarantor and Non-Guarantor subsidiaries. The condensed consolidated balance sheets as of March 31, 2000 and August 14, 1999 and the condensed consolidated statements of income for the 13 weeks ended March 31, 2000 and the 33 weeks ended March 31, 2000 and the condensed consolidated statement of cash flows for the 33 weeks ended March 31, 2000 reflect the Parent Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 THIRTEEN WEEKS ENDED MARCH 31, 2000
                                                             (UNAUDITED)

                                                                                         Successor
                                                   --------------------------------------------------------------------------------
                                                                                          Foreign
                                                                        Guarantor      Non-Guarantor    Eliminating
                                                         Parent        Subsidiaries    Subsidiaries       Entries      Consolidated
                                                    --------------  ----------------   -------------   --------------  ------------
                                                                                      (in thousands)

Revenue
      Product sales                                     $    --        $ 162,399         $ 144,391      $(135,915)     $ 170,875

Costs and Expenses
      Cost of product sales                                  --           99,394           140,607       (138,575)       101,426
      Research and development                               --           20,974              --             --           20,974
      Selling, administrative and general                      88         22,280             5,440           --           27,808
      Harris corporate expense allocation                    --             --                --             --             --
      Intangible amortization                                --            2,562              --             --            2,562
      In-process R&D charge                                  --             --                --             --             --
      Other                                                   300          1,012              --             --            1,312
                                                        ---------      ---------         ---------      ---------      ---------

Operating income (loss)                                      (388)        16,177            (1,656)         2,660         16,793

      Interest, net                                         2,400          9,330               (65)             5         11,670
      Equity in subsidiary (income) loss                    5,256           --                --           (5,256)          --
                                                        ---------      ---------         ---------      ---------      ---------

      Income (loss) before income taxes and
        extraordinary item                                 (8,044)         6,847            (1,591)         7,911          5,123
      Income taxes (benefit)                                 --             --               2,275           --            2,275
                                                        ---------      ---------         ---------      ---------      ---------

      Income (loss) before extraordinary item              (8,044)         6,847            (3,866)         7,911          2,848
      Extraordinary item - loss on extinguishment
       of debt, net of tax effect                            --          (25,518)             --             --          (25,518)
                                                        ---------      ---------         ---------      ---------      ---------

      Net income (loss)                                    (8,044)       (18,671)           (3,866)         7,911        (22,670)

      Preferred dividends                                   1,540          1,540              --           (1,540)         1,540
                                                        ---------      ---------         ---------      ---------      ---------

      Net income (loss) to common shareholders          $  (9,584)     $ (20,211)        $  (3,866)     $   9,451      $ (24,210)
                                                        =========      =========         =========      =========      =========


                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 THIRTEEN WEEKS ENDED APRIL 2, 1999
                                                             (UNAUDITED)

                                                                                    Predecessor
                                                      -----------------------------------------------------------------------
                                                                           Foreign
                                                         Guarantor       Non-Guarantor      Eliminating
                                                       Subsidiaries      Subsidiaries         Entries         Consolidated
                                                      ---------------   ----------------   -------------   ------------------
                                                                                  (in thousands)
Revenue
     Product sales                                         $ 137,293          $ 102,694      $ (104,620)           $ 135,367

Costs and Expenses
     Cost of product sales                                   103,692            103,211        (118,674)              88,229
     Research and development                                 19,213               (130)           (937)              18,146
     Selling, administrative and general                      15,139              3,967          (1,698)              17,408
     Harris corporate expense allocation                       4,462               (604)         (1,493)               2,365
     Intangible amortization                                     573                  -               -                  573
                                                      ---------------   ----------------   -------------   ------------------

Operating income (loss)                                       (5,786)            (3,750)         18,182                8,646

     Interest, net                                               559             (3,470)          2,239                 (672)
                                                      ---------------   ----------------   -------------   ------------------

     Income (loss) before income taxes                        (6,345)              (280)         15,943                9,318
     Income taxes (benefit)                                  (12,045)             1,277           8,140               (2,628)
                                                      ---------------   ----------------   -------------   ------------------

     Net income (loss)                                       $ 5,700           $ (1,557)        $ 7,803             $ 11,946
                                                      ===============   ================   =============   ==================

                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               THIRTY-THREE WEEKS ENDED MARCH 31, 2000
                                                             (UNAUDITED)

                                                                                        Successor
                                                        -------------------------------------------------------------------------
                                                                                         Foreign
                                                                         Guarantor     Non-Guarantor   Eliminating
                                                          Parent        Subsidiaries   Subsidiaries     Entries      Consolidated
                                                        -----------     ------------   -------------   -----------   ------------
                                                                                       (in thousands)
Revenue
      Product sales                                        $    --        $ 394,532      $ 356,625      $(345,536)     $ 405,621

Costs and Expenses
      Cost of product sales                                     --          263,245        327,399       (346,724)       243,920
      Research and development                                  --           46,927           --             --           46,927
      Selling, administrative and general                         88         50,224         15,747           --           66,059
      Harris corporate expense allocation                       --             --             --             --             --
      Intangible amortization                                   --            6,505           --             --            6,505
      In-process R&D charge                                     --           20,239           --             --           20,239
      Other                                                      300          1,012           --             --            1,312
                                                           ---------      ---------      ---------      ---------      ---------

Operating income (loss)                                         (388)         6,380         13,479          1,188         20,659

      Interest, net                                            7,855         28,188            (65)             5         35,983
      Equity in subsidiary (income)loss                       (8,264)          --             --            8,264           --
                                                           ---------      ---------      ---------      ---------      ---------

      Income (loss) before income taxes and
        extraordinary item                                        21        (21,808)        13,544         (7,081)       (15,324)
      Income taxes (benefit)                                    --             --            3,674           --            3,674
                                                           ---------      ---------      ---------      ---------      ---------

      Income (loss) before extraordinary item                     21        (21,808)         9,870         (7,081)       (18,998)
      Extraordinary item - loss on extinguishment
       of debt, net of tax effect                               --          (25,518)          --             --          (25,518)
                                                           ---------      ---------      ---------      ---------      ---------

      Net income (loss)                                           21        (47,326)         9,870         (7,081)       (44,516)

      Preferred dividends                                      5,391          5,391           --           (5,391)         5,391
                                                           ---------      ---------      ---------      ---------      ---------

      Net income (loss) to common shareholders             $  (5,370)     $ (52,717)     $   9,870      $  (1,690)     $ (49,907)
                                                           =========      =========      =========      =========      =========

                                               INTERSIL HOLDING CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              SIX WEEKS ENDED AUGUST 13, 1999

                                                                            Predecessor
                                              -----------------------------------------------------------------------
                                                                    Foreign
                                                 Guarantor        Non-Guarantor     Eliminating
                                               Subsidiaries       Subsidiaries        Entries         Consolidated
                                              ---------------   ----------------   -------------   ------------------
                                                                          (in thousands)

Revenue
     Product sales                            $       39,470    $       129,546    $   (111,680)   $          57,336

Costs and Expenses
     Cost of product sales                            37,484            139,292        (137,095)              39,681
     Research and development                          8,511                (12)              -                8,499
     Selling, administrative and general               8,986              1,778             144               10,908
     Harris corporate expense allocation               1,393                (85)           (144)               1,164
     Intangible amortization                             326                  -               -                  326
                                              ---------------   ----------------   -------------   ------------------

Operating income (loss)                              (17,230)           (11,427)         25,415               (3,242)

     Interest, net                                      (161)                50               -                 (111)
                                              ---------------   ----------------   -------------   ------------------

     Income (loss) before income taxes               (17,069)           (11,477)         25,415               (3,131)
     Income taxes (benefit)                           (4,943)               (15)          4,856                 (102)
                                              ---------------   ----------------   -------------   ------------------

     Net income (loss)                        $      (12,126)   $       (11,462)   $     20,559    $          (3,029)
                                              ===============   ================   =============   ==================

                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                THIRTY-NINE WEEKS ENDED APRIL 2, 1999
                                                             (UNAUDITED)

                                                                          Predecessor
                                            -----------------------------------------------------------------------
                                                                  Foreign
                                               Guarantor       Non-Guarantor      Eliminating
                                             Subsidiaries      Subsidiaries         Entries         Consolidated
                                            ---------------   ----------------   -------------   ------------------
                                                                        (in thousands)

Revenue
     Product sales                          $      377,879    $       307,882    $   (303,769)   $         381,992

Costs and Expenses
     Cost of product sales                         315,999            312,294        (374,445)             253,848
     Research and development                       53,024               (183)         (4,969)              47,872
     Selling, administrative and general            49,462             12,486          (3,207)              58,741
     Harris corporate expense allocation             8,776               (604)         (1,493)               6,679
     Intangible amortization                         1,719                  -               -                1,719
                                            ---------------   ----------------   -------------   ------------------

Operating income (loss)                            (51,101)           (16,111)         80,345               13,133

     Interest, net                                     136             (3,916)          2,698               (1,082)
                                            ---------------   ----------------   -------------   ------------------

     Income (loss) before income taxes             (51,237)           (12,195)         77,647               14,215
     Income taxes (benefit)                        (34,770)             2,927          27,835               (4,008)
                                            ---------------   ----------------   -------------   ------------------

     Net income (loss)                      $      (16,467)   $       (15,122)   $     49,812    $          18,223
                                            ===============   ================   =============   ==================



                                                    INTERSIL HOLDING CORPORATION
                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                           March 31, 2000
                                                             (UNAUDITED)

                                                                                      Successor
                                           ----------------------------------------------------------------------------------------
                                                                                     Foreign
                                                                 Guarantor        Non-Guarantor      Eliminating
                                               Parent          Subsidiaries        Subsidiaries        Entries       Consolidated
                                           ----------------  ------------------  -----------------  --------------  ---------------
                                                                                 (in thousands)
Assets
  Cash...................................  $             -   $         130,378   $         10,580   $           -   $      140,958
  Trade receivables, net.................                -              94,881              3,365               -           98,246
  Intercompany balances..................                -               8,058             (7,058)         (1,000)               -
  Inventories............................                -             124,953             32,403          (8,775)         148,581
  Other current assets...................                -               9,176                374               -            9,550
  Property, plant and equipment, net.....                -             231,576             85,025               -          316,601
  Intangibles, net.......................                -              81,781                296               -           82,077
  Investment in subsidiaries.............          606,391            (299,898)            95,613        (402,106)               -
  Other non-current assets...............                -              10,601              1,928               -           12,529
                                           ----------------  ------------------  -----------------  --------------  ---------------
      Total Assets.......................  $       606,391   $         391,506   $        222,526   $    (411,881)  $      808,542
                                           ================  ==================  =================  ==============  ===============
Liabilities and Business Equity
  Accounts payable.......................  $             -   $          22,581   $         14,436   $           -   $       37,017
  Compensation and benefits..............                -              30,627              5,648               -           36,275
  Other current liabilities..............                -              24,186             11,674           3,581           39,441
  Long-term debt.........................                -             133,604                  -               -          133,604
  Other non-current liabilities..........                -                   -                  -               -                -
  Preferred stock........................                -                   -                  -               -                -
  Common stock...........................              914                   -                  -               -              914
  Additional paid in capital.............          605,477                 300                  -               -          605,777
  Retained deficit.......................                -             180,208            190,768        (415,462)         (44,486)
  Unearned compensation..................                -                   -                  -               -                -
                                           ----------------  ------------------  -----------------  --------------  ---------------
      Total Liabilities and Stockholders'
         Equity..........................  $       606,391   $         391,506   $        222,526   $    (411,881)  $      808,542
                                           ================  ==================  =================  ==============  ===============


                                                    INTERSIL HOLDING CORPORATION
                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                           August 14, 1999

                                                                                   Successor
                                            ----------------------------------------------------------------------------------------
                                                                                      Foreign
                                                                  Guarantor        Non-Guarantor      Eliminating
                                                Parent          Subsidiaries        Subsidiaries        Entries       Consolidated
                                            ----------------  ------------------  -----------------  --------------  ---------------
                                                                                 (in thousands)
Assets
  Cash....................................  $             -   $           5,932   $          1,445   $           -   $        7,377
  Trade receivables, net..................                -              79,242              3,800               -           83,042
  Intercompany balances...................                -            (155,306)           (29,102)        184,408                -
  Inventories.............................                -             147,441              5,643             (40)         153,044
  Other current assets ...................                -               9,898               (903)         (5,371)           3,624
  Property, plant and equipment, net......                -             252,796             95,718               -          348,514
  Intangibles, net........................                -              90,715                  -               -           90,715
  Investment in subsidiaries..............          210,011              23,240                 68        (233,319)               -
  Other non-current assets................                -              20,086                752             625           21,463
                                            ----------------  ------------------  -----------------  --------------  ---------------
      Total Assets........................  $       210,011   $         474,044   $         77,421   $     (53,697)  $      707,779
                                            ================  ==================  =================  ==============  ===============
Liabilities and Business Equity
  Accounts payable........................  $             -   $          16,532   $         11,390   $       1,443   $       29,365
  Compensation and benefits...............                -              13,164              5,186             (63)          18,287
  Other current liabilities...............                -              41,774             (1,593)            407           40,588
  Long-term debt..........................          119,700             421,825                  -               -          541,525
  Other non-current liabilities...........                -              (7,370)             5,933           9,636            8,199
  Preferred stock.........................           84,009                   -                  -               -           84,009
  Common stock............................              667                   -                  -               -              667
  Additional paid in capital..............            5,635                 300                  -               -            5,935
  Retained deficit........................                -             (12,181)            56,505         (65,120)         (20,796)
                                            ----------------  ------------------  -----------------  --------------  ---------------
      Total Liabilities and Stockholders'
         Equity...........................  $       210,011   $         474,044   $         77,421   $     (53,697)  $      707,779
                                            ================  ==================  =================  ==============  ===============



                                                    INTERSIL HOLDING CORPORATION
                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                            July 2, 1999

                                                                               Predecessor
                                                  -----------------------------------------------------------------------
                                                                          Foreign
                                                      Guarantor        Non-Guarantor      Eliminating
                                                    Subsidiaries        Subsidiaries        Entries        Consolidated
                                                  ------------------  -----------------  ---------------  ---------------
                                                                              (in thousands)
Assets
  Trade receivables, net.......................   $          97,043   $          3,631   $            -   $      100,674
  Intercompany balances........................            (139,993)            19,554          120,439                -
  Inventories..................................              86,986             86,049          (19,213)         153,822
  Other current assets.........................               7,782                946                -            8,728
  Property, plant and equipment, net...........             291,645            118,885                -          410,530
  Intangibles, net.............................              45,368                  -                -           45,368
  Investment in subsidiaries...................              10,907             72,195          (83,102)               -
  Other non-current assets.....................              39,721              2,336                -           42,057
                                                  ------------------  -----------------  ---------------  ---------------
      Total Assets.............................   $         439,459   $        303,596   $       18,124   $      761,179
                                                  ==================  =================  ===============  ===============
Liabilities and Business Equity
  Accounts payable.............................   $          21,503   $          9,565   $            -   $       31,068
  Compensation and benefits....................              26,120              6,803                -           32,923
  Other current liabilities....................              42,778             (8,254)          (7,444)          27,080
  Other non-current liabilities................              11,229                  -                -           11,229
  Business equity..............................             337,829            295,482           25,568          658,879
                                                  ------------------  -----------------  ---------------  ---------------
      Total Liabilities and Stockholders'
         Equity................................   $         439,459   $        303,596   $       18,124   $      761,179
                                                  ==================  =================  ===============  ===============


                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               THIRTY-THREE WEEKS ENDED MARCH 31, 2000
                                                             (UNAUDITED)


                                                                                     Successor
                                                  ---------------------------------------------------------------------------------
                                                                                       Foreign
                                                                     Guarantor      Non-Guarantor    Eliminating
                                                     Parent        Subsidiaries     Subsidiaries       Entries        Consolidated
                                                  -------------   ----------------  -------------   --------------   --------------
                                                                                   (in thousands)
Operating Activities:
  Net income (loss).............................  $     (8,243)   $       (46,326)  $      9,870    $      183    $     (44,516)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization.................             -             33,425          9,712             -           43,137
  Changes in working capital....................      (507,382)           591,149        (21,573)         (183)          62,011
                                                  -------------   ----------------  -------------   -----------   --------------
      Net cash provided by (used in)
          operating activities..................      (515,625)           578,248         (1,991)            -           60,632
Investing Activities:
Plant and equipment.............................             -            (36,012)        10,694             -          (25,318)
                                                  -------------   ----------------  -------------   -----------   --------------
        Net cash provided by (used in)
          investing activities .................             -            (36,012)        10,694             -          (25,318)
Financing Activities:
   Proceeds from offering.......................       515,625                  -              -             -          515,625
   Payments of borrowings.......................             -           (417,790)             -             -         (417,790)
                                                  -------------   ----------------  -------------   -----------   --------------
       Net cash provided by (used in) financing
            activities..........................       515,625           (417,790)             -             -           97,835
Effect of exchange rates on cash and cash
    equivalents.................................             -                  -            432             -              432
                                                  -------------   ----------------  -------------   -----------   --------------
Net increase in cash............................             -            124,446          9,135             -          133,581
Cash at the beginning of the period.............             -              5,932          1,445             -            7,377
                                                  -------------   ----------------  -------------   -----------   --------------
Cash at the end of the period...................  $          -    $       130,378   $     10,580    $        -    $     140,958
                                                  =============   ================  =============   ===========   ==============



                                                    INTERSIL HOLDING CORPORATION
                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   SIX WEEKS ENDED AUGUST 13, 1999


                                                                                       Predecessor
                                                      ---------------------------------------------------------------------------
                                                                                Foreign
                                                            Guarantor        Non-Guarantor        Eliminating
                                                          Subsidiaries        Subsidiaries          Entries        Consolidated
                                                      -------------------  -------------------  ----------------  ---------------
                                                                                    (in thousands)
Operating Activities:
  Net income (loss)...............................    $          (11,462)  $          (12,126)  $        20,559   $       (3,029)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization...................                 2,380                6,693                 -            9,073
  Non-current deferred income taxes...............                     -                4,815            (9,571)          (4,756)
  Changes in working capital......................               210,864              128,451          (337,221)           2,094
                                                      -------------------  -------------------  ----------------  ---------------
      Net cash provided by (used in)
          operating activities....................               201,782              127,833          (326,233)           3,382
Investing Activities:
Plant and equipment ..............................                (1,020)                (867)                -           (1,887)
                                                      -------------------  -------------------  ----------------  ---------------
        Net cash used in investing activities.....                (1,020)                (867)                -           (1,887)
Financing Activities:
   Payments of borrowings.........................                     -                4,535            (4,567)             (32)
   Net cash transfer and billings from (to)
       parent.....................................              (200,497)            (131,501)          330,800           (1,198)
                                                      -------------------  -------------------  ----------------  ---------------
       Net cash provided by (used in) financing
            activities............................              (200,497)            (126,966)          326,233           (1,230)
Effect of exchange rates on cash and cash
    equivalents...................................                 1,177                    -                 -            1,177
                                                      -------------------  -------------------  ----------------  ---------------
Net increase in cash..............................                 1,442                    -                 -            1,442
Cash at the beginning of the period...............                     -                    -                 -                -
                                                      -------------------  -------------------  ----------------  ---------------
Cash at the end of the period.....................    $            1,442   $                -   $             -   $        1,442
                                                      ===================  ===================  ================  ===============


                                              INTERSIL HOLDING CORPORATION
                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          THIRTY-NINE WEEKS ENDED APRIL 2, 1999
                                                        (UNAUDITED)

                                                                                      Predecessor
                                                     ---------------------------------------------------------------------------
                                                                                Foreign
                                                            Guarantor        Non-Guarantor       Eliminating
                                                          Subsidiaries        Subsidiaries         Entries        Consolidated
                                                       -----------------  -------------------  ----------------  ---------------
                                                                                       (in thousands)
Operating Activities:
  Net income (loss) ................................    $       (16,467)  $          (15,122)  $        49,812   $       18,223
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization ....................             44,981               12,917                 -           57,898
  Non-current deferred income taxes ................            (60,098)                   -            58,367           (1,731)
  Changes in working capital .......................           (143,235)             (56,589)          182,217          (17,607)

                                                        ----------------  -------------------  ----------------  ---------------
      Net cash provided by (used in)
          operating activities .....................           (174,819)             (58,794)          290,396           56,783
Investing Activities:
Cash paid for acquired business ....................             (1,335)                   -                 -           (1,335)
Plant and equipment ................................            (16,019)              (9,359)                -          (25,378)
                                                        ----------------  -------------------  ----------------  ---------------
        Net cash used in investing activities ......            (17,354)              (9,359)                -          (26,713)
Financing Activities:
   Proceeds from borrowings ........................                800                    -                 -              800
   Payments of borrowings ..........................               (219)                   -                 -             (219)
   Net cash transfer and billings from (to)                                                                                   -
       parent ......................................            191,592               67,312          (290,396)         (31,492)
                                                        ----------------  -------------------  ----------------  ---------------
       Net cash provided by (used in) financing
            activities .............................            192,173               67,312          (290,396)         (30,911)
Effect of exchange rates on cash and cash
    equivalents ....................................                  -                  841                 -              841
                                                        ----------------  -------------------  ----------------  ---------------
Net increase in cash ...............................                  -                    -                 -                -
Cash at the beginning of the period ................                  -                    -                 -                -

                                                        ----------------  -------------------  ----------------  ---------------
Cash at the end of the period ......................    $             -   $                -   $             -   $            -
                                                        ================  ===================  ================  ===============

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

Overview

         We are a systems level designer and manufacturer of analog, mixed signal, discrete power and wireless communications semiconductors. We use our proprietary technologies and design capabilities to provide systems solutions for the communications power management and wireless markets. We sell over 4,500 products to more than 28,000 customers worldwide.

         On February 25, 2000, we completed the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. We issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. See "--Liquidity and Capital Resources."

Basis of Presentation

         We were formed on August 13, 1999 through a series of transactions, in which we and our wholly-owned subsidiary, Intersil, acquired the semiconductor business of Harris. Intersil and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor. Our fiscal year 2000 began on July 3, 1999 and our third fiscal quarter ended March 31, 2000.

         The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil Holding was $504.3 million in cash of which $420.0 million was financed through borrowings from the senior credit facilities, the 13 1/4% Senior Subordinated Notes due 2009 and 13.5% Subordinated Holding "Pay-In-Kind" (PIK) note and the issuance of a $90.0 million 11.13% PIK Note to Harris.

         The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since thes date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair value. The fair value of the net assets acquired exceeded the purchase price resulting in negative goodwill of $200.0 million. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values. The most significant effects were to decrease property, plant and equipment and to increase certain intangibles and liabilities. Accordingly, certain financial information for the periods prior to August 13, 1999 is not comparable to periods subsequent to August 13, 1999. All income statement information for the first nine months ending March 31, 2000 of the fiscal year 2000 represents the combined results of the semiconductor business from July 3, 1999 through August 13, 1999 and Intersil Holding from August 14, 1999 through March 31, 2000.

Quarterly Results

         The following table sets forth the unaudited historical quarterly revenue and gross margin of our product groups:

                                                                         Combined
                                       Fiscal Year 1999              Fiscal Year 2000
                             ---------------------------------- ---------------------------
                                 Q1       Q2      Q3       Q4       Q1       Q2       Q3
                             ---------------------------------- ---------------------------
Revenue
Analog & Mixed Signal          $79.8    $86.2   $88.5    $98.3    $82.8    $94.0   $ 103.4
Discrete Power                  38.5     34.8    42.3     46.0     44.9     54.8      53.2
Wireless                         4.2      3.1     4.6      6.4      6.2      9.3      14.3
                             ---------------------------------- ---------------------------
     Total                    $122.5   $124.1  $135.4   $150.7   $133.9   $158.1   $ 170.9
                             ================================== ===========================


Gross Margin Percentage

Analog & Mixed Signal            41%      39%     43%      43%      42%      45%       44%
Discrete Power                    21       14      17       21       24       28        33
Wireless                          21       26      35       50       35       39        45
     Total                        34       31      35       36       36       39        41

         Our first fiscal quarter is generally the weakest due to summer holiday seasons, primarily in Europe, and timing of computer demand.

      The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

      Industry demand weakened significantly in the first half of fiscal 1999 due to widespread inventory adjustments, which led to excess manufacturing capacity and steep declines in product prices. This trend impacted all three product groups. Our results, and the industry as a whole, began to strengthen in the third fiscal quarter of 1999, with an increase in sales of 9.1% from the second quarter to the third quarter and 11.3% from the third quarter to the fourth quarter. For the nine months ended March 31, 2000, industry conditions have continued to improve. Additionally, the introduction of our new PRISM II wireless product has accelerated growth in the Wireless product group.

      As Wireless is an emerging business, gross margins have fluctuated during the start-up period due to timing of sales and variability of yield performance.

Results of Operations

         The following table sets forth income statement data for the periods indicated as a percentage of revenue:

                                                13 Weeks Ended                            39 Weeks Ended
                                      ------------------------------------      ------------------------------------
                                       March 31, 2000       April 2, 1999            Combined         April 2, 1999
                                                                                  March 31, 2000
                                      ----------------    ----------------      ------------------------------------

Revenue
  Analog & Mixed Signal                          60.5%               65.4%                 60.5%               66.6%
  Discrete Power                                 31.1                31.2                  33.0                30.3
  Wireless                                        8.4                 3.4                   6.5                 3.1
                                      ----------------    ----------------      ----------------    ----------------
     Total                                      100.0               100.0                 100.0               100.0

Costs and expenses
  Cost of product sales                          59.3                65.2                  61.2                66.5
  Research and development                       12.3                13.4                  12.0                12.5
  Selling, administrative and
     general                                     16.3                14.6                  16.9                17.1
  Intangible amortization                         1.5                 0.4                   1.5                 0.5
  In-process R&D charge/other                     0.8                   -                   4.6                   -
                                      ----------------    ----------------      ----------------    ----------------
Operating income (loss)                           9.8                 6.4                   3.8                 3.4
  Interest, net                                   6.8               (0.5)                   7.8               (0.3)
                                      ----------------    ----------------      ----------------    ----------------
  Income (loss) before
   income taxes and
   extraordinary item                             3.0                 6.9                 (4.0)                 3.7
  Income taxes (benefit)                          1.3               (1.9)                   0.8               (1.1)
                                      ----------------    ----------------      ----------------    ----------------
  Net income (loss) before
   extraordinary item                             1.6                 8.8                 (4.8)                 4.8
  Extraordinary item - loss on
   extinguishment of debt                       (14.9)                  -                  (5.5)                  -
                                      ----------------    ----------------      ----------------    ----------------
  Net income (loss)                            (13.3)%                8.8%                (10.3)%               4.8%
                                      ================    ================      ================    ================

Revenue

         Revenue for the three months ended March 31, 2000 increased 26.2% to $170.9 million from $135.4 million during the three months ended April 2, 1999. Revenue for the nine months ended March 31, 2000 increased 21.2% to $463.0 million from $382.0 million during the nine months ended April 2, 1999. The growth in both periods is the result of increased demand for communications products and overall improved market conditions. Wireless sales growth over last year of 211% for the three months ended March 31, 2000 and 150% for the nine months ended March 31, 2000 was driven by increased market acceptance of our PRISM(R) products.

         Geographically, 51.1%, 22.7% and 26.2% of product sales were derived in North America, Europe and Asia, respectively, during the three months ended March 31, 2000 compared to 53.5%, 25.6% and 20.9% during the three months ended April 2, 1999. For the nine months ended March 31, 2000, 49.7%, 22.9% and 27.4% of product sales were derived in North America, Europe and Asia, respectively, compared to 53.9%, 25.1% and 21.0% during the nine months ended April 2, 1999.

Gross Margin

         Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the three months ended March 31, 2000, gross margin on product sales increased 47.3% to $69.5 million from $47.1 million in the three months ended April 2, 1999. Gross margin on product sales increased 40.0% to $179.4 million in the nine months ended March 31, 2000 from $128.1 million in the nine months ended April 2, 1999. As a percent of sales, gross margin was 40.6% during the three months ended March 31, 2000 and 38.7% during the nine months ended March 31, 2000 compared to 34.8% during the three months ended April 2, 1999 and 33.5% during the nine months ended April 2, 1999. This increase was substantially due to a decrease in depreciation expense resulting from a revaluation of our property, plant and equipment due to purchase accounting, greater capacity utilization, to 81% during the three months ended March 31, 2000 from 64% during the three months ended April 2, 1999 and to 80% during the nine months ended March 31, 2000 from 62% during the nine months ended April 2, 1999, and increased manufacturing efficiencies resulting from cost reductions related to headcount reductions.

Operating Expenses/Research and Development ("R&D")

         R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 16.0% to $21.0 million during the three months ended March 31, 2000 from $18.1 million during the three months ended April 2, 1999 and 15.7% to $55.4 million during the nine months ended March 31, 2000 from $47.9 million during the nine months ended April 2, 1999. As a percent of sales, R&D expenses went down slightly to 12.3% for the three months ended March 31, 2000 from 13.4% for the three months ended April 2, 1999 and remained relatively flat at 12.0% for the nine months ended March 31, 2000 from 12.5% for the nine months ended April 2, 1999. During the current fiscal year, R&D expense included continued investment in the PRISM(R) chip sets and in the power management integrated circuits area, focusing in the categories of communications and computing, which led our growth of new product revenue during fiscal 1999.

         In connection with the acquisition, we allocated $20.2 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined nine months ended March 31, 2000.

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

     DC to DC Power Converters

         DC to DC power converters refers to a project researched and in development in our space and defense group. The DC to DC power converter will be the first in a series of radiation-hardened, high reliability power supplies. This power supply source will be smaller in size, of less weight and more efficient than currently available technology. The initial market will be for usage in satellites. However, a variety of other commercial and military space applications are envisioned.

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

         Remaining development efforts for these in-process R&D projects include various phases of design, development and testing. The anticipated completion dates for the in-process R&D projects are expected to be within the next one and one half years, after which we expect to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $12.1 million in fiscal year 2000, and $1.3 million in fiscal year 2001.

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

Selling, General and Administrative ("SG&A")

         SG&A costs, which include marketing, selling, administrative and general expenses, and Harris corporate expense allocation, increased to $27.8 million during the three months ended March 31, 2000 from $19.8 million during the three months ended April 2, 1999 and to $78.1 million during the nine months ended March 31, 2000 from $65.4 million during the nine months ended April 2, 1999. The increase in both periods was due to additional selling costs resulting from higher sales in fiscal 2000 and additional marketing costs associated with the new company branding initiative. Operating expenses include allocated charges by Harris to us for legal, financial and other administrative expenses of $2.4 million for the three months ended April 2, 1999, $1.2 million for the six weeks ended August 13, 1999, and $6.7 million for the nine months ended April 2, 1999.

Amortization of Intangibles

         Certain intangible assets were recorded on the opening balance sheet of Intersil as part of purchase accounting. These assets are being amortized over their useful lives ranging from five to eleven years.

Interest Expense

         In connection with the acquisition of the semiconductor business, we entered into new credit facilities. See "--Liquidity and Capital Resources." Interest expense related to Intersil Holding's credit facilities was $13.0 million during the three months ended March 31, 2000 and $37.8 million during the nine months ended March 31, 2000, excluding interest income of $1.3 million and $1.9 million respectively.

Extraordinary Item

         On February 25, 2000, we completed the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of 22,000,000 of our shares of common stock. From the proceeds of the initial public offering, we paid off approximately $419.0 million of debt incurred through the acquisition of the Semiconductor Business, which included certain prepayment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges of $25.5 million. The extraordinary charges consisted of the write-off of deferred financing fees and prepayment penalties incurred. There was no income tax effect in connection with this extinguishment.

Tax Expense

         The tax provision for the three months ended March 31, 2000 and for the combined nine months ended March 31, 2000 is not comparable to the three months ended April 2, 1999 and the nine months ended April 2, 1999, due to the different tax structures of the semiconductor business and Intersil Holding.

Backlog

         We had backlog at March 31, 2000 of $216.9 million compared to $174.0 million at July 2, 1999.

Liquidity and Capital Resources

         On February 25, 2000, Intersil Holding completed the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. Intersil Holding issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $515.6 million. The following table sets forth the sources and uses of funds related to the offering as of March 31, 2000:

                                     Amount                                                              Amount
                                     ------                                                              ------
                                 (in millions)                                                        (in millions)
Sources:                                          Uses:
      Gross Offering Proceeds          $    550.0      Repaid Senior Credit Facilities (1)                  $    210.3
                                                       Repaid 13 1/4% Senior Subordinated
                                                           Notes in part (2)                                      80.5

                                                       Repaid 13.5% Subordinated Holding PIK
                                                           Note (3)                                               32.3

                                                       Repaid 11.13% Seller Holding PIK
                                                           Note (4)                                               95.6

                                                       Cash on Hand for General Corporate
                                                           Purposes                                               96.9

                                                       Fees and Expenses (5)                                      34.4

                                 -----------------                                                    -----------------
      Total Sources                    $    550.0      Total Uses                                           $    550.0
                                 =================                                                    =================

(1) In connection with the acquisition of the semiconductor business of Harris, we borrowed $205.0 million under our Tranche B Senior Term Facility and $15.0 million under our Revolving Credit Facility. Of the offering proceeds, $210.3 million were used to repay the Tranche B Senior Term Facility in full, including $4.1 million of prepayment premium and $1.2 million of accrued interest expense. The $15.0 million revolver borrowings were repaid independently in December of 1999.

(2) In connection with the acquisition of the semiconductor business of Harris, we issued the 13 1/4% Senior Subordinated Notes due 2009 in the original principal amount of $200.0 million. The $80.5 million of the offering proceeds used to repay part of the Senior Subordinated Notes include the principal amount of $70.0 million, a prepayment premium of $9.3 million, and $1.2 million of accrued interest expense.

(3) In connection with the acquisition of the semiconductor business of Harris, we issued to Citicorp Mezzanine Partners, L.P. the 13.5% Subordinated Holding PIK Note due 2010 in the original principal amount of $30.0 million. The amount of $32.3 million used to repay the Subordinated Holding PIK Note includes the principal amount of $30.0 million and accrued interest of $2.3 million.

(4) In connection with the acquisition of the semiconductor business of Harris, we issued to Harris the 11.13% Seller Holding PIK Note due 2010 in the original principal amount of $90.0 million. The amount of $95.6 million used to repay the Seller Holding PIK Note includes the principal amount of $90.0 million and accrued interest of $5.6 million

(5)           Includes underwriting discounts and commissions.

         In connection with the acquisition of the semiconductor business of Harris, we entered into new credit facilities, which provided for a Revolving Credit Facility in an aggregate amount up to $70.0 million. The Revolving Credit Facility will mature in 2005 unless sooner terminated and was undrawn as of March 31, 2000.

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

         As of March 31, 2000 our total debt and stockholders' equity was $134.0 million and $562.2 million, respectively.

         Net cash generated by operating activities for the nine months ended March 31, 2000 was $64.0 million. Net cash used in investing activities for the nine months ended March 31, 2000 was $27.2 million for capital expenditures to support our expanded operations. Net cash used to repay debt for the nine months ended March 31, 2000 was $417.8 million. Our cash balance at March 31, 2000 was $141.0 million.

         Our Revolving Credit Facility and the Senior Subordinated Notes contain financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

Recent Developments

         In April 2000, Intersil Holding announced that it had agreed to acquire Bilthoven, Netherlands-based No Wires Needed B.V. ("No Wires Needed"), an established industry leader in wireless solutions that serves the rapidly expanding high data rate wireless local area network (WLAN) market with easy-to-use, flexible and mobile wireless connections to broadband communications in small offices, homes and throughout corporate campuses. Consideration for the acquisition of No Wires Needed will be between 3.0 million and 3.35 million shares of Intersil Holding common stock, depending upon the closing market price of Intersil Holding stock for an agreed-upon period preceding the closing. The transaction is subject to customary closing conditions. While no assurance can be given, the transaction is expected to be completed during the fourth quarter of fiscal 2000.

         Also, in May 2000, Intersil Holding announced that it will sell its Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc. ("ChipPAC") which, under a multi-year supply agreement, will furnish integrated circuit (IC) assembly and test services to Intersil Holding on a subcontract basis. ChipPAC, based in California, with facilities throughout the world, is one of the few assembly and test companies in the world that is a full-portfolio supplier, offering a full array of packaging, from basic 6-pin to 2000-pin BGA/CSP and leaded packages. Under terms of the transaction, ChipPAC will acquire all of Intersil's Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed-signal test capabilities, product distribution center as well as the operation's management team and approximately 2,900 employees. As consideration for the acquisition, Intersil will receive approximately $52.5 million in cash and $17.5 million in ChipPAC preferred convertible stock; and Intersil Holding anticipates it will recognize a non-recurring, after-tax charge of between $10 million and $15 million in the quarter ending June 30, 2000. The transaction is subject to customary closing conditions. While no assurance can be given, the transaction is expected to be completed during the fourth quarter of fiscal 2000.

Receivables and Inventories

         Trade accounts and the current portion of notes receivable less the allowance for collection losses totaled $98.2 million at March 31, 2000 compared to $100.7 million at July 2, 1999. This decrease was due to continued emphasis on improving the receivable collection cycle. Inventories decreased to $148.6 million at March 31, 2000 from $153.8 million at July 2, 1999. The decrease of $5.2 million is a result of management's continued effort to reduce our inventory through portfolio management and process improvements.

Capital Expenditures

         Capital expenditures for the nine months ended March 31, 2000 were $27.2 million compared to $26.7 million for the nine months ended April 2, 1999. Our previous owner invested approximately $303.9 million in capital expenditures since the beginning of fiscal year 1997 for upgrading our existing facilities with state-of-the-art manufacturing equipment and for the building and equipping of the world's first 8-inch wafer fab for discrete power semiconductors. As a result, we do not anticipate substantial capital expenditures in the foreseeable future. During the fiscal year 2000, we intend to spend about $45.0 million in capital expenditures.

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

CAUTIONARY STATEMENT. This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. The information contained in the Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities Exchange Commission ("SEC"). The section entitled "Risk Factors" in our Final Prospectus dated February 24, 2000, and in other SEC filings, discusses some of the important risk factors that may affect our business, results of operations, and financial condition. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

         We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from, and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. Our policy, effective August 1999, is to hedge firm foreign currency exposure up to six months of anticipated requirements. At March 31, 2000, we had open foreign exchange contracts with a notional amount of $22.0 million, all of which were to hedge off-balance-sheet commitments. At August 13, 1999 we had open foreign exchange contracts with a notional amount of $6.1 million, all of which were to hedge off-balance-sheet commitments. At July 2, 1999, we had open foreign exchange contracts with a notional amount of $22.0 million, all of which were to hedge off-balance-sheet commitments. Our hedging activities provide only limited protection against accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at March 31, 2000, would have an impact of approximately $2.3 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

         Additionally, we use foreign exchange contracts to hedge anticipated foreign cash flow commitments up to 6 months. Hedges on anticipated foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in the fair market value of the foreign exchange contract are recognized in income. We are not currently exposed to market risks related to fluctuations in interest rates on our variable rate debt as our Revolving Credit Facility was undrawn at March 31, 2000. As of March 31, 2000, we also had fixed rate debt of approximately $134.0 million comprised primarily of the 13 1/4% Senior Subordinated Notes due 2009. We are not currently utilizing any type of derivative financial instrument to control our interest rate risk.

         For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. By repaying all our variable debt, we have virtually eliminated our exposure to interest rate risk. See "--Liquidity and Capital Resources."

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

An action was initiated by Harris Corporation against Giesting & Associates, a former sales representative for Harris, on December 10, 1998 in the Orlando Division of the United States District Court for the Middle District of Florida. Harris sought declaratory judgment that it properly terminated its contract with Giesting. Giesting counter-claimed against Harris, seeking monetary damages for breach of contract, unjust enrichment, and violation of various state statutes. Intersil assumed the liability for this litigation when it bought the semiconductor business from Harris. We believe that this litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows, and that this case will be resolved favorably for Intersil.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  EXHIBITS

             27   Financial Data Schedule

         b)  REPORTS ON FORM 8-K

              The Company filed a current report on Form 8-K on March 29, 2000 to disclose a change in its fiscal year end from the Friday closest to June 30 to the Friday closest to December 31.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Intersil Holding Corporation
                                               (Registrant)


Date  May 15, 2000                            DANIEL J. HENEGHAN
    ----------------------              -------------------------------
                                        NAME:   DANIEL J. HENEGHAN
                                        TITLE:  CHIEF FINANCIAL OFFICER


Date  May 15, 2000                             STEPHEN M. MORAN
    ----------------------              -------------------------------
                                        NAME:   STEPHEN M. MORAN
                                        TITLE:  VICE PRESIDENT, GENERAL COUNSEL
                                                & SECRETARY