Form 10-K
period 2000-06-30
INTERSIL HOLDING CO
filed 2000-08-17
CIK 1096325

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
[Mark One)

  [X]         Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                     For the fiscal year ended June 30, 2000

                                       OR

  [ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the transaction
                             period from      to     .

                        Commission File Number 000-29617


                          Intersil Holding Corporation
             (Exact name of Registrant as specified in its charter)

            Delaware                                      59-3590018
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


                            7585 Irvine Center Drive
                            Irvine, California 92618
                                 (949) 341-7062
                          (Address and telephone number
                         of principal executive offices)


         Securities registered under Section 12(b) of the Exchange Act:
                                     None.

         Securities registered under Section 12(g) of the Exchange Act:

       Title of class           Name of each exchange on which registered
       --------------           -----------------------------------------

       Class A Common           Nasdaq Stock Market
       Stock par value
       $.01 per share

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of July 31, 2000 was $1,830,306,209.

The number of shares outstanding of the registrant's Class A and Class B Common Stock as of July 31, 2000 was 44,803,398 and 49,746,482, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                                INTERSIL HOLDING CORPORATION

                                                      FORM 10-K

                                                     June 30, 2000

                                                   TABLE OF CONTENTS

                                                                                                              Page

                                                          PART I

Item 1.   Business............................................................................................... 4
Item 2.   Properties.............................................................................................12
Item 3.   Legal Proceedings......................................................................................13
Item 4.   Submission of Matters to a Vote of Security Holders....................................................14


                                                         PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................................14
Item 6.   Selected Financial Data................................................................................14
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................15
Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk..................................................................................22
Item 8.   Financial Statements and Supplementary Data............................................................22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................................55


                                                         PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................55
Item 11.  Executive Compensation.................................................................................58
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................60
Item 13.  Certain Relationships and Related Transactions.........................................................62


                                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................64

Signatures.......................................................................................................71

PART I

Item 1.   Business


GENERAL

     We are a systems oriented designer and manufacturer of analog and digital integrated circuits and discrete semiconductors for the communications and power management end-user markets. The majority of our revenue is derived from sales of our analog and mixed-signal products. We use our proprietary technologies and design capabilities to provide systems solutions for rapidly growing wireless applications. We own over 1,250 patents and have substantial expertise in the design and manufacturing of components that perform many of the essential functions relating to the supply, distribution and regulation of electric power in electronic products. Our core competencies include the design of analog, mixed-signal, digital signal processing, radio frequency and discrete power semiconductor products. Our products include components performing complex communications functions, such as our PRISM(R) chip sets for wireless data communications, digital radios and high speed converters in cellular base stations and power management integrated circuits and discrete semiconductors used in Internet servers and computers. We were formed on August 13, 1999 through a series of transactions in which we and a wholly-owned subsidiary acquired the semiconductor business of Harris Corporation, or Harris.

OUR BUSINESS STRATEGY

     We provide systems level solutions for the growing integrated communications semiconductor market. Integrated communications semiconductors enable the convergence of voice, data and video communications. Within integrated communications, we are focused on several key markets including high data rate wireless connectivity, power management and communications integrated circuits for wireless and wired communications infrastructure. We use our expertise in digital and analog semiconductors and radio and software design in order to deliver chip sets, components, software and licensable application designs for communications equipment customers. For fiscal year 2000, we allocated about 92% of our research and development investment to the development of products for the integrated communications market.

     Our business strategy emphasizes the following key elements:

     o Focus on High Growth, Integrated Communications Markets. In light of the rapid expansion of communication applications and the increased requirement for power management in electronic systems, we focus our investments in these areas. We believe these markets have attractive growth characteristics and enable us to draw on our core competencies. Accordingly, we are pursuing opportunities in communications, wireless and power management.

     o Maintain Technology Leadership. We focus our research and development investments on integrated communications. We have 220 engineers working on innovative wireless and power management architectures. We also have significant experience in analog and mixed-signal process technology and high volume manufacturing. In conjunction with these efforts, we will continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,250 patents.

     o Provide Systems Level Solutions to Our Customers. We design and develop our semiconductors with a systems level approach that we believe enhances the value of our products as they are designed into and incorporated in our customers' electronic systems. This approach yields early integration of our products into our customers' products, provides opportunities for current design wins, and ultimately increases revenue as our solutions are incorporated within a targeted end application.

     o Focus on Partnering with Industry Leaders. We partner with industry leaders in each of our target end-user markets to take our strong engineering and design capabilities to commercial levels. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers' end product development.

     o Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support our comprehensive customer service efforts.

PRODUCTS AND TECHNOLOGY

     Our products are organized into three principal product groups: Analog & Mixed-Signal, Discrete Power and Wireless.

                                               ANALOG &                   DISCRETE
                                             MIXED-SIGNAL                  POWER                  WIRELESS
                                      --------------------------  ------------------------  ---------------------
FISCAL YEAR 2000 REVENUES...........  $396.8 million              $205.9 million            $51.5 million

PERCENTAGE OF REVENUES..............  60.7%                       31.4%                     7.9%

KEY CUSTOMERS.......................  Cisco                       Asustek                   Cisco
                                      Compaq                      Bosch                     Nokia
                                      Dell                        Compaq                    Siemens
                                      Intel                       Emerson                   Sony
                                      Siemens                                               3Com

ANALOG & MIXED-SIGNAL

     Our Analog & Mixed-Signal portfolio represented 60.7% of our fiscal year 2000 revenue. We deliver leading-edge analog, mixed-signal and digital signal processing semiconductors and groups of semiconductors that are designed to work together, also known as chip set solutions, for today's fastest-growing communications markets. Our design focus targets such opportunities as wired networks, subscriber line interface circuits, or SLICs, which interface analog and digital signals for telecom systems, and high-speed digital radios for cellular basestations. The two analog product lines include the following:

     Signal Processing Products. We have a portfolio of linear, mixed-signal and digital signal processing integrated circuits optimized for high-speed communications applications. Communications analog and mixed-signal integrated circuits are primarily targeted at wired and wireless voice and data communications infrastructure applications. We have developed a complete portfolio of digital radio signal processing products and a line of 8-, 12- and 14-bit high speed data acquisition converter integrated circuits for cellular basestations, wireless data links, wireless local loop and broadband wireless access, which we refer to as the wireless infrastructure market. These products, designated CommLink(TM), enable our customers to increase the amount of data that can be transmitted, enabling the addition of high speed data transmission to cellular communications networks. These integrated circuits enable faster wireless data links between remote basestations and also enable more efficient cable "headends"--the ground station for the satellite links and broadband wireless access--which is sometimes called Wireless Cable or LMDS. Our products support cellular standards including 2G Digital such as IS-95 CDMA and GSM, 2.5G such as Edge and IS-95+, and 3G such as Wideband CDMA. We utilize both systems level engineering and integrated circuit expertise to offer superior products for wireless communications systems. This combination of expertise enabled us to introduce the industry's first digital signal processing-based single chip, the HSP50016, which increased the efficiency of signal chain implementation through component reductions. We continue that leadership with the HSP50216 Quad programmable down converter for use in 2.5G cellular basestation designs.

     New generations of high performance digital signal processing communications integrated circuits require ever increasing performance from the analog-to-digital and digital-to-analog converters that convert between digital signals and analog radio frequency signals for wireless applications. We currently market a family of 6- to 14-bit, CMOS analog-to-digital and digital-to-analog converters in multiple speed ranges and functional combinations in order to complement our digital radio wireless infrastructure solutions.

     With more than 15 years of experience in their design and development, we continue to expand our portfolio of SLICs. SLICs, which are used in many telephone applications, serve two primary functions. First, they interface analog voice signals with digital processors. Second, they serve the simple, yet essential, function of ringing a telephone to signal an incoming call. Recently, we introduced an advanced ringing SLIC, which combined both functions into a single SLIC. Thus, the ringing SLIC acts as both an interface into the telephone and also rings the telephone. Our newest ringing SLIC product, a voice over internet protocol, or VoIP, product, enables the use of analog phones in the emerging Internet telephony market. Our SLIC portfolio of advanced telecom linecard solutions are ideal for today's universal telecom exchange systems, including Plain Old Telephone Service, or POTS, Private Branch Exchanges, Central Office, Loop Carrier, Fiber in the Loop and Wireless Local Loop.

     Included in our legacy base product portfolio are operational amplifiers, which are referred to as op amps, interface integrated circuits, industrial and video integrated circuits and digital products which serve both defense and commercial systems, with microprocessor, memory and data communications products. These products typically have long life cycles and are designed into our customers' products. These include the industry standard BiCMOS high speed op amp and the low power instrumentation converter. This portfolio is sold to a broad range of customers in industrial, medical, computer, avionics and test and measurement instrumentation markets, primarily through distribution partners. These products typically have long life cycles and are designed into our customers' products thereby supporting long-term sales. Our end-user markets include wireless communications, video and image processing, high-speed satellite communications, test/measurement equipment and medical instrumentation.

     We supply our communications products to Cisco, Dell, IBM, Lucent, Siemens and other customers.

     Power Management Integrated Circuits. We develop power system architectures and provide a portfolio of computer products, file server/storage system products, networking and VoIP products. Our power management products for computing applications operate in a voltage range of 1 to 30 volts and are designed into desktop personal computers, file servers and workstations. We have also developed new power management circuits for 24x7 server networks supporting e-commerce on the Internet.

     Our highly successful HIP6000 family of pulse width modulator controller integrated circuits are used in about 30% of all personal computers that use Pentium, Pentium II and Pentium III class processors. We are currently working with motherboard manufacturers to have our pulse width modular controller integrated circuits designed into motherboards utilizing the recently introduced Pentium 4 processor. We expect to begin shipping products for Pentium 4 motherboards as Pentium 4 processors begin to ship in greater volumes in the near term. Based on our current design wins, we believe that we also will have a substantial share of the volume of pulse width modulator controller integrated circuits used in motherboards utilizing Athlon processors.

     We have introduced an advanced architecture which delivers multiphase power to higher speed microprocessors. This is a requirement for Intel and AMD microprocessors above 800 MHz. This new platform of products consists of three controllers (HIP6301, HIP6302 and HIP6303) and three gate drivers (HIP6601, HIP6602 and HIP6603). We also offer a complete advanced configuration power interface solution for instant on and sleep mode capability used to save energy in personal computers.

     We provide complete power solutions for the file server and redundant array of independent disks, or RAID, market. Internet growth, especially e-commerce, is driving the need for high reliability/availability in these applications. Our family of hot plug products allows repair and maintenance of a file server and RAID without a complete shutdown of the file server.

     We are currently expanding our space-qualified portfolio by offering our Starpower(TM) family of radiation hardened power management products for commercial satellite applications. We are developing what we believe will be an industry-leading radiation hardened DC/DC Converter power module line to provide highly reliable power management in communications satellites. Our radiation hardened integrated circuit product portfolio includes logic, memories, signal processing components, microprocessors and custom devices, providing system designers with a full complement of products for radiation hardened systems used in commercial space and defense applications.

     Our power management integrated circuits are also used in industrial control and automotive engine management systems.

     We supply our power management products to Asustek, Compaq, Dell, IBM, Intel and other customers.

     DISCRETE POWER

     Our Discrete Power portfolio represented 31.4% of our revenue for fiscal year 2000. Discrete Power products, coupled with our power management integrated circuits, provide unique power management solutions for the integrated communications market. Our metal oxide semiconductor field effect transistors, or MOSFETs have been designed in conjunction with our multiphase power integrated circuits for faster, next generation computers. We also manufacture efficient power MOSFETs used in servers supporting the Internet. We are investing in new, efficient trench power devices for cellular phones and portable information appliances.

     In 1980, we invented IGBTs, or insulated gate bipolar transistors, and hold some of the fundamental patents that cover their production. We introduced our 600V SMPS, or switch mode power supply Series IGBT family of high-speed, high efficiency IGBTs specifically tailored for operation in today's switched mode power supplies. Our portfolio also includes radiation hardened N- and P-channel metal oxide semiconductor field effect transistors, or MOSFETs, for high-reliability applications such as communications satellites.

     In addition, our IGBTs, MOSFETs and rectifiers are used in automotive and industrial applications. These include motor management, automotive ignition, welding, instrumentation and other industrial applications. Like our base analog and mixed-signal products, our base power MOSFETs are designed into our customers' products with life cycles spanning several years.

     We supply our Discrete Power products to Asustek, Bosch, Compaq, Emerson and Siemens and other customers who use our products for personal computer motherboard power, diesel fuel injection, body and chassis controls and industrial power supplies.

     WIRELESS

     Our Wireless portfolio represented 7.9% of our revenue for fiscal year 2000. We are the leading developer of semiconductor solutions for the emerging wireless local area networking market. Our PRISM(R) family of chip sets addresses the growing demand for wireless networking for use in both the home and business providing cost effective, wireless access to high data rate broadband communications networks. We believe we are the only supplier of an integrated wireless networking product solution, including reference designs, software and all integrated circuits necessary for wireless data communications at data rates of 11 megabits-per-second.

     The PRISM II chip set is composed of five highly integrated semiconductors. They are the 2.4GHz power amplifier, RF/IF up and down converter, IF/BV quadrature modulator/demodulator, baseband processor and the medium access controller. These integrated circuits represent design and manufacturing competence in radio frequency, or RF, mixed-signal and digital technologies. The 2.4GHz power amplifier, RF/IF up and down converter, and the quadrature modular/demodulator are designed and manufactured using a high performance RF silicon germanium process technology. The baseband processor and medium access controller are designed and manufactured using submicron complementary metal oxide semiconductor, or CMOS, process technologies.

     Because we design all of the components of our wireless chip set, including reference designs and software, we believe we provide our customers with the best available performance and value. Providing our customers with a turnkey wireless data radio solution enables them to have the fastest time to market for their systems which we believe is a critical competitive advantage in this emerging market. More than 40 companies, including Cisco, Compaq, Nokia, Samsung and Sony, have adopted use of the PRISM(R) chip set in their products. Our PRISM II chip set is our second-generation chip set capable of delivering high-speed wireless networking at data rates of 11 megabits-per-second. The PRISM II chip set incorporates advanced integrated circuit design with silicon germanium process technology which makes the PRISM II chip set five times faster while reducing power consumption by 50% compared to the original PRISM(R) chip set. Since the introduction of the PRISM II chip set, we have been developing relationships with original equipment manufacturers, including Cisco, Compaq, Nokia, Nortel, Siemens, Sony, Symbol and 3Com, for use of the PRISM II chip set in a variety of wireless local area network applications for home and business.

     As of May 29, 2000, we acquired privately held No Wires Needed B.V., or NWN, for 3.35 million shares of our Class A Common Stock. Based in Bilthoven, The Netherlands, NWN provides high performance wireless-to-broadband access point reference designs. NWN utilizes the PRISM(R) chip set together with its own high data rate digital controller integrated circuits allowing end users to wirelessly connect multiple computers and hand-held or Internet appliances to a wired broadband network. NWN also provides wireless encryption software which enhances the security of a wireless local area network. Additionally, NWN has designed a high data rate digital controller integrated circuit, which is a component we believe will enhance the performance of future generations of our PRISM(R) chip set. The NWN digital integrated circuit, which we refer to as a medium access controller, or MAC, is compliant with the IEEE802.11b standard and can support data rates of up to 54 megabits-per second, which is vital for multi-channel voice and digital video in homes and offices. The acquisition of NWN added 52 new employees.

CUSTOMERS AND APPLICATIONS

     We seek to capitalize on our core competencies by focusing on the integrated communications market. Within the integrated communications market, our products include communication integrated circuits, power management semiconductors and PRISM(R) wireless local area network chip sets.

                           END MARKETS                       APPLICATIONS                    KEY CUSTOMERS
                     ------------------------   --------------------------------------    -------------------
Communications       Wireless local area        Wireless local area networks providing    Cisco, Compaq,
                     networks,                  network wireless access to broadband      Dell, IBM, Lucent,
                     communications,            (cable, ethernet, xDSL, ISDN)             Nokia, Nortel,
                     telecommunications         networks, video, wired and wireless       Samsung, Siemens,
                                                telephony, home gateways, networking      Sony, Symbol, 3Com

Power Management     Networking and computing   File servers, PC motherboards,            Asustek, Compaq,
                                                printers, workstations                    Dell, IBM, Intel

     Outside of our targeted end markets, our remaining category is industrial products. Applications in this category include automotive applications such as fuel injection and ignition circuits, industrial applications including power supplies and defense applications such as smart munitions and tactical and strategic missiles. We sell to, among others, DaimlerChrysler, Siemens, Boeing, Lockheed Martin and Emerson.

SALES, MARKETING AND DISTRIBUTION

     In fiscal years 2000 and 1999, we derived about 60% and 66%, respectively, of our sales from original equipment manufacturer, or OEM, customers through our global sales organizations and 40% and 34%, respectively, of our sales through distributors. We operate sales organizations in the Americas, Europe and the Asia/Pacific region. Our sales organizations are supported by logistics organizations. Product orders flow to our manufacturing facilities or to one of our foundries where the product is made. Products are then shipped to the customer either directly or indirectly via our warehouses in the United States, Europe and Asia.

     We have dedicated direct sales organizations operating in the Americas, Europe and Asia/Pacific regions that serve our major OEM customers. We have strategically located our sales offices near these major OEM customers. We also have a large network of distributors and manufacturers' representatives to distribute our products around the world. To serve our customer base, we maintain a small, highly focused, direct sales force selling products for each of our targeted product areas, combined with an extensive network of distributors and manufacturers' representatives. Our sales force is segmented by end-user markets, thereby ensuring each salesperson has an end-user market expertise and focus. We also maintain a dedicated marketing organization, which supports each product area on a regional basis.

     Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right of return on some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. Manufacturers' representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturers' representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

RESEARCH AND DEVELOPMENT

     We believe that the continued introduction of new products in our target markets is essential to our growth. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development efforts and selective acquisitions. As of June 30, 2000, we had 571 employees engaged in research and development efforts. Our research and development efforts are focused on new product development and improvements in process technology in our growth areas of communications and power management. For fiscal year 2000, we allocated about 92% of our research and development investment towards development of products for the integrated communications market.

     Our expenditures for research and development in fiscal years 1998, 1999 and 2000 were $75.1 million, $67.0 million and $78.0 million, respectively. Each of our product areas maintains independent research and development organizations. We work closely with our major customers in many research and development situations to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

     We fabricate wafers at three locations in the United States--Mountaintop, Pennsylvania, Palm Bay, Florida, and Findlay, Ohio. We also use a number of outside wafer fabrication foundries for the manufacture of device types where we do not have the necessary technologies resident in house. We also utilize advanced manufacturing processes of outside foundries for certain components of our PRISM(R) products.

     We recently sold our principal assembly and test facility, located in Kuala Lumpur, Malaysia, to ChipPAC, Inc. and entered into a multi-year supply agreement with ChipPAC under which the Malaysian facility became our preferred provider of semiconductor assembly and test services. We also have limited assembly and test capability in Palm Bay, Florida. We use a number of assembly and test subcontractors for device types and packages that cannot be assembled and tested at ChipPAC's facility in Kuala Lumpur.

     Our wafer fabs are among the most productive and efficient in the industry. We believe we can continue to maintain competitive cost, further increase productivity and enhance our process efficiency by investing in people and assets, where necessary.

     We utilize an extensive set of manufacturing processes to fabricate our products, including technologies such as: ULTRAFET(R), IGBT, BiCMOS, Power BiCMOS, High Frequency Bipolar, CMOS and Rad Hard Processes. The table below sets forth some information regarding our manufacturing facilities, products, wafer diameter and annual wafer capacity:

                             FABRICATION FACILITIES

                                                                                                 ANNUAL CAPACITY
      LOCATION                         PRODUCTS/FUNCTIONS                    WAFER DIAMETER     (6" EQUIVALENT WAFERS)
---------------------  --------------------------------------------------   ----------------    ---------------------------
Mountaintop,           MOSFETs, IGBTs, rectifiers                                 6", 8"                  420,000
 Pennsylvania

Findlay, Ohio          Standard linear/interface integrated circuits,                 5"                  120,000
                       power integrated circuits

Palm Bay, Florida      Power integrated circuits, telecom SLICs, rad hard         4", 6"                  175,000
                       integrated circuits

     Our manufacturing processes use many raw materials, including silicon wafers and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

BACKLOG

     Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Although quantities actually purchased by customers may vary between booking and delivery to the extent customer needs or industry conditions change, our backlog has historically been a reliable indicator of our future revenues. Our backlog was about $188.5 million at July 3, 1998, $174.0 million at July 2, 1999 and $259.5 million at June 30, 2000. We expect to ship the backlog at June 30, 2000 within twelve months of that date.

SEASONALITY

     A lower percentage of our products is sold to the computer end-user or into the computer market than is sold by other semiconductor manufacturers. Sales in the computer market fluctuate more than in other semiconductor markets. As a result, we experience less seasonal fluctuation than the semiconductor industry as a whole. Historically, our first quarter has been the weakest due to model year changeovers in the automotive industry and summer holiday seasons, primarily in Europe. Our increasing focus on integrated communications products has resulted in a higher percentage of our sales coming from the communications markets in the second half of our fiscal year. Sales made into the communications market generally experience less seasonality than sales of our historical mix of products.

COMPETITION

     We compete in different markets to various degrees on the basis of price, technical performance, product features, product system compatibility, customized design, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

     The following chart sets forth our principal competitors by business unit:

BUSINESS UNIT               PRINCIPAL COMPETITORS
--------------------------  ----------------------------------------------------------------------------

Analog & Mixed-Signal       Analog Devices, Linear Technology, Semtech, Texas Instruments

Discrete Power              International Rectifier, STMicroelectronics, Vishay

Wireless                    Lucent, Philips, Texas Instruments

TRADEMARKS AND PATENTS

     We own rights to a number of trademarks and patents that are important to our business. Among others, we consider Intersil, PRISM(R), ULTRAFET(R) and CommLink to be trademarks that are material to our operations.

     Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess about 1,250 patents.

EMPLOYEES

     Our worldwide workforce consisted of 2,930 employees (full- and part-time) as of June 30, 2000, of whom 730 were represented by collective bargaining arrangements. Of our employees, 1,715 were engaged in manufacturing, 571 were engaged in engineering, 394 were engaged in marketing and sales, 145 were engaged in administration and 105 were engaged in operating our management information systems. Of our employees, 1,786 were employed in the Analog & Mixed-Signal area; 882 were employed in the Discrete Power area; and 262 were employed in the Wireless area. We believe that our relations with our employees are good.

ENVIRONMENTAL MATTERS

     Our operations are subject to environmental laws in the countries in which we operate that regulate, among other things, air, ground and water emissions at our manufacturing facilities; the management and disposal of hazardous substances; and the investigation and remediation of environmental contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of environmental liabilities or claims. We believe, however, that our operations are in substantial compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $6.3 million, $7.4 million and $4.8 million in each of fiscal years 1998, 1999 and 2000, respectively.

     Our facilities in Findlay, Ohio have ongoing remediation projects to respond to releases of hazardous substances that occurred prior to the acquisition of Harris' semiconductor business. Our facilities in Mountaintop, Pennsylvania have groundwater and subsurface soil contamination from past operations, some of which occurred prior to Harris' acquisition of those facilities, for which remediation has been conducted, and additional remediation may be required. In addition, Harris' facilities in Palm Bay, Florida, a portion of which includes our business, are listed on the National Priorities List for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund"). Remediation activities are ongoing in Palm Bay in accordance with consent decrees entered into by Harris with the United States Environmental Protection Agency. Harris has agreed to indemnify us for the cost of these projects at all of our facilities, including at Findlay, Ohio, Mountaintop, Pennsylvania and Palm Bay, Florida and our former facility at Kuala Lumpur, Malaysia to the extent these costs exceed financial reserve amounts at the time of our acquisition of the semiconductor business of Harris. Based on the historical costs of these projects and because the remediation projects are in advanced stages, we do not believe that the future cleanup costs will be material, even without the indemnity.

     In connection with the closure of a waste storage pad at our former Kuala Lumpur facility in Malaysia, a June 2000 environmental investigation identified evidence of potential releases to the groundwater of hazardous substances that were previously stored on the pad. Based on the composition of the groundwater impacts, it appears that the hazardous substances were those used by Harris or its predecessors, and not us. Harris has agreed to indemnify us for addressing environmental conditions created prior to our ownership, and accordingly we put Harris on notice of the potential environmental claim. We sold the business which operates out of the Kuala Lumpur, Malaysia facility to ChipPAC in June 2000 (See Business--Manufacturing) and we gave ChipPAC a similar indemnity. ChipPAC provided us with a claim for indemnification by letter dated August 1, 2000. We do not have adequate information to determine the extent of the impacts to groundwater, but we do not believe future cleanup costs, if needed, will be material, even without the Harris indemnity.

     Future laws or regulations and changes in existing environmental laws or regulations may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our business, financial condition or results of operations, we cannot predict with certainty our future costs of compliance because of changing standards and requirements. We cannot assure you that material costs will not be incurred in connection with the future compliance with environmental laws or with future cleanup costs related to currently unknown contamination.

Item 2.   Properties

     In the United States, we lease our corporate headquarters in Irvine, California. Additional manufacturing, warehouse and office facilities are housed in about 846,000 square feet, 445,000 square feet and 270,000 square feet of space in properties owned by us in Palm Bay, Florida, Mountaintop, Pennsylvania and Findlay, Ohio, respectively.

     Our primary engineering activity takes place in Palm Bay, Florida and at our other manufacturing facilities. In addition, we have engineering activities taking place in our corporate headquarters and in leased facilities in Durham, North Carolina (Research Triangle Park), Branchburg, New Jersey,
San Antonio, Texas, Seattle, Washington and Bilthoven, The Netherlands.

     We maintain regional sales offices in Orange County, California, Palm Bay, Florida; Burlington, Massachusetts; Dallas, Texas; San Jose, California; Munich, Germany; Milan, Italy; Camberly, United Kingdom; and Taipei, Taiwan and other sales offices around the world. All our offices are leased generally under short term leases, except our offices in Palm Bay, Florida.

     We believe that our facilities around the world, whether owned or leased, are well-maintained. Our manufacturing facilities contain sufficient production capacity to meet our needs for the foreseeable future.

Item 3.   Legal Proceedings

     From time to time we are involved in legal proceedings arising in the ordinary course of business. A countersuit brought against Harris by Ericsson, a competitor of Harris and one of our customers, in which patent infringement claims have been asserted is currently pending in the Sherman Division of the United States District Court for the Eastern District of Texas. The action was initially instituted by Harris against Ericsson on August 17, 1998 in Dallas, Texas. Ericsson countersued Harris, claiming infringement by Harris of four of its patents relating to telephone subscriber line interface circuits. On September 1, 1999, Ericsson joined us in this action. Ericsson seeks an injunction plus damages, including lost profits and/or a reasonable royalty, costs of suit, treble damages, prejudgment interest and attorneys' fees. However, to the extent our liability from this litigation, if any, arises out of the conduct of the semiconductor business by Harris prior to closing, this liability will be covered by Harris' agreement in connection with the acquisition of the semiconductor business to provide us with certain indemnities.

     An additional countersuit brought against Harris by Geisting & Associates, a former sales representative, in which claims for commissions and lost receivables on sales of our PRISM(R) chip set have been asserted against Harris, and is pending in the United States District Court for the Middle District of Florida-Orlando. The action was initially instituted by Harris against Geisting on December 10, 1998. Geisting has not joined us as a co-defendant in this action. We are litigating in Harris' name. Geisting seeks damages, including lost profits, and attorneys' fees.

     We believe that there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Our Class A Common Stock has been traded on the Nasdaq Stock Market's National Market since February 23, 2000 under the symbol "ISIL." Prior to that time, there was no public market for our common stock, and there is currently no public market for our Class B Common Stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in Nasdaq Stock Market trading.

                                                                                         HIGH      LOW
                                                                                        ------    ------

First quarter of 2000 (from February 23, 2000 to March 31, 2000).....................   $66.00    $46.50

Second quarter of 2000 (from April 1, 2000 to June 30, 2000).........................   $58.50    $27.50


     (b) Holders. On August 11, 2000, the last reported sale price for our Class A Common Stock was $43.00 per share. As of August 11, 2000, there were about 8,900 holders of record of our Class A Common Stock.

     (c) Dividends. We have never paid a cash dividend and do not anticipate declaring or paying any cash dividends on shares of our common stock in the foreseable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual limitations contained in our debt instruments and such other factors as the board of directors deems relevant.

     (d) Recent Sales of Unregistered Securities.

     On August 13, 1999, pursuant to an Amended and Restated Master Transaction Agreement, we and a subsidiary acquired selected portions of the semiconductor business of Harris (the "Acquisition"). In connection with the Acquisition, (i) we issued an 11.13% subordinated promissory note to Harris in the principal amount of $90.0 million; (ii) Harris paid about $9.0 million in cash to us to purchase shares of 12% Series A Cumulative Compounding Preferred Stock ("Intersil Holding Preferred Stock") and shares of common stock ("Intersil Holding Common Stock"); (iii) we sold to Sterling Holding Company, LLC shares of Intersil Holding Preferred Stock and Intersil Holding Common Stock and to senior management and other key employees and certain other investors shares of Intersil Holding Common Stock for a total of about $81.0 million in cash, (iv) Citicorp Mezzanine Partners, L.P. contributed $30.0 million in cash to us in exchange for a 13.5% subordinated promissory note and warrants to purchase about 3,703,707 shares of our Class A Common Stock. In addition, we granted to senior managers a sign-on bonus in the aggregate amount of about $574,000, in the form of options to purchase Intersil Holding Preferred Stock. We have determined that the issuance of the subordinated notes, the Intersil Holding Preferred Stock, the Intersil Holding Common Stock, the warrants, the options to purchase Intersil Holding Preferred Stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

     Also in connection with the Acquisition, a subsidiary of us offered Senior Subordinated Notes due 2009, the old notes, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act). That offering was consummated on August 13, 1999 with the sale of 200,000 units, each unit consisting of one 13 1/4% Senior Subordinated Note due 2009 of a subsidiary of us with a principal amount of $1,000 and one warrant to purchase 18.5185 shares our Class A Common Stock. An exchange offer registration statement became effective on January 12, 2000 with respect to the exchange of the old notes for registered notes having substantially identical terms, the new notes. A registration statement was filed by us on November 20, 1999 to register the warrants and the shares of Common Stock issuable upon exercise of the warrants.

     Pursuant to the 1999 Equity Compensation Plan, we granted certain salaried officers and key employees options to acquire 1,549,333 shares of Intersil Holding Class A Common Stock, effective as of August 14, 1999. The options vest 20% per year over five years, and 20% became immediately vested upon the initial public offering. We have determined that the issuance of the options to purchase our Class A Common Stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data

               SELECTED HISTORICAL FINANCIAL DATA AND OTHER DATA

     The following table sets forth selected historical financial data and supplemental data for Intersil Holding and its predecessor. The historical financial data as of and for the fiscal years 1998 and 1999 and the six weeks ended August 13, 1999 are derived from our predecessor's audited Consolidated Financial Statements included elsewhere herein, except for revenue categorized by product line, which is derived from our predecessor's books and records. The historical financial data as of and for the fiscal years 1996 and 1997, which are not included elsewhere herein, are derived from our predecessor's unaudited and audited Consolidated Financial Statements, respectively. The historical financial data as of and for the 46 weeks ended June 30, 2000 are derived from our audited Consolidated Financial Statements included elsewhere herin. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                           PREDECESSOR                PREDECESSOR       SUCCESSOR
                                                                ---------------------------------   ---------------   -------------
                                                                                                                        46 WEEKS
                                                                          FISCAL YEARS              SIX WEEKS ENDED       ENDED
                                                                ---------------------------------   ---------------   -------------
                                                                 1996     1997     1998     1999    AUGUST 13, 1999   JUNE 30, 2000
                                                                ------   ------   ------   ------   ---------------   -------------
                                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
     Analog & Mixed-Signal....................................  $393.6   $384.4   $390.4   $352.8       $  36.3          $ 360.5
     Discrete Power...........................................   176.6    154.5    176.4    161.6          18.0            187.9
     Wireless.................................................      --      6.4     10.0     18.3           3.1             48.4
                                                                ------   ------   ------   ------       -------          -------
Total revenue.................................................  $570.2   $545.3   $576.8   $532.7       $  57.4          $ 596.8
                                                                ======   ======   ======   ======       =======          =======
Gross margin..................................................  $227.1   $199.3   $207.5   $182.9       $  17.7          $ 244.3
Research and development......................................    69.4     75.2     75.1     67.0           8.5             69.5
Selling, general and administrative...........................   103.6     99.3     98.2     84.0          10.9             97.2
Harris corporate expense allocation...........................    10.3     10.0     10.0      9.3           1.2               --
Intangible amortization.......................................     2.3      2.3      2.3      2.4           0.3             10.7
In-process research and development...........................      --       --       --       --            --             20.2
Other.........................................................      --       --       --       --            --              1.2
                                                                ------   ------   ------   ------       -------          -------
Operating income (loss).......................................    41.5     12.5     21.9     20.2          (3.2)            45.5
Loss on sale of Malaysian operation...........................      --       --       --       --            --             24.8
Interest, net.................................................    (1.0)    (0.6)    (0.9)    (1.2)         (0.1)            38.2
                                                                ------   ------   ------   ------       -------          -------
Income (loss) before income taxes and extraordinary item......    42.5     13.1     22.8     21.4          (3.1)           (17.5)
Income taxes (benefit)........................................     2.6      1.9      9.9     (6.0)         (0.1)            (0.3)
                                                                ------   ------   ------   ------       -------          -------
Income (loss) before extraordinary item.......................    39.9     11.2     12.9     27.4          (3.0)           (17.2)
Extraordinary item--loss on extinguishment of debt, net of tax
  effect......................................................      --       --       --       --            --            (25.5)
                                                                ------   ------   ------   ------       -------          -------
Net income (loss).............................................    39.9     11.2     12.9     27.4          (3.0)           (42.7)
Preferred dividends...........................................      --       --       --       --            --              5.4
                                                                ------   ------   ------   ------       -------          -------
Net income (loss) to common shareholders......................  $ 39.9   $ 11.2   $ 12.9   $ 27.4       $  (3.0)         $ (48.1)
                                                                ======   ======   ======   ======       =======          =======
BASIC AND DILUTED LOSS PER SHARE:
  Loss before extraordinary item...................................................................................      $ (0.30)
  Extraordinary item...............................................................................................        (0.33)
                                                                                                                         -------
  Net loss.........................................................................................................      $ (0.63)
                                                                                                                         =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted..................................................................................................         76.7
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.....................................  $   --   $   --   $   --   $   --       $   1.4          $ 211.9
Total assets..................................................   647.0    773.3    810.3    761.2         736.1            933.9
Long-term debt, including current portion.....................      --      1.4      4.1      4.6           4.5            116.6
Total shareholders' equity/business equity....................   520.9    646.2    699.1    658.9         657.3            679.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the Consolidated Financial Statements, including the notes thereto appearing elsewhere herein. Except for historical information, the discussions in this section of this Report contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

OVERVIEW

     We are a systems oriented designer and manufacturer of analog and digital integrated circuits and discrete semiconductors for the communications and power management end-user markets. We provide systems level solutions for the growing integrated communications semiconductor market. Integrated communications semiconductors enable the convergence of voice, data and video. Within integrated communications, we are focused on several key markets including high data rate wireless connectivity, power management and wireless and wired communications infrastructure. We use our expertise in digital and analog semiconductors and radio and software design to deliver chip sets, components, software and licensable application designs for communications equipment customers. We sell over 4,500 products to more than 28,000 customers worldwide.

BASIS OF PRESENTATION

     We were formed on August 13, 1999 through a series of transactions, in which we and our wholly-owned subsidiary, Intersil, acquired the semiconductor business of Harris. Intersil and its wholly-owned domestic and foreign subsidiaries include the operations of the predecessor. Our fiscal year 2000 began on July 3, 1999 and ended on June 30, 2000.

     The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil Holding was $504.3 million in cash, of which $420.0 million was financed through borrowings from the senior credit facilities, the 13.25% Senior Subordinated Notes due 2009, the 13.50% Subordinated Holding "Pay-In-Kind" (PIK) Note and the issuance of a $90.0 million 11.13% PIK Note to Harris.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair value. The fair value of the net assets acquired exceeded the purchase price resulting in negative goodwill of $200.0 million. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values. The most significant effects were to decrease property, plant and equipment and to increase certain intangibles and liabilities. Accordingly, certain financial information for the periods prior to August 13, 1999 is not comparable to periods subsequent to August 13, 1999. All statement of operations information for fiscal year 2000 represents the combined results of the semiconductor business from July 3, 1999 through August 13, 1999 and Intersil Holding from August 14, 1999 through June 30, 2000.

     On February 25, 2000, we issued 22,000,000 shares of our Class A Common Stock in a registered underwritten initial public offering at a price of $25.00 per share. See "--Liquidity and Capital Resources."

QUARTERLY RESULTS

     The following table sets forth the unaudited historical quarterly revenue and gross margin of our three product groups:

                                                                                                            COMBINED
                                       FISCAL YEAR                         FISCAL YEAR                    FISCAL YEAR
                                   ENDED JULY 3, 1998                  ENDED JULY 2, 1999             ENDED JUNE 30, 2000
                            ---------------------------------   ---------------------------------   ------------------------
                              Q1       Q2       Q3       Q4       Q1       Q2       Q3       Q4       Q1       Q2       Q3
                            ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                 (DOLLARS IN MILLIONS)
REVENUE
Analog & Mixed-Signal.....  $ 96.3   $ 93.9   $ 95.2   $105.0   $ 79.8   $ 86.2   $ 88.5   $ 98.3   $ 82.8   $ 94.0   $103.4
Discrete Power............    44.7     45.2     45.7     40.8     38.5     34.8     42.3     46.0     44.9     54.8     53.2
Wireless..................     2.9      2.2      2.6      2.3      4.2      3.1      4.6      6.4      6.3      9.3     14.3
                            ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total.................  $143.9   $141.3   $143.5   $148.1   $122.5   $124.1   $135.4   $150.7   $134.0   $158.1   $170.9
                            ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

GROSS MARGIN PERCENTAGE
Analog & Mixed-Signal.....      36%      42%      42%      44%      41%      39%      43%      43%      42%      45%      44%
Discrete Power............      24       27       23       25       21       14       17       21       24       28       32
Wireless..................      31        5       42       57       21       26       35       50       35       39       45
    Total.................      32       37       36       39       34       31       35       36       36       39       41


                                    COMBINED
                                  FISCAL YEAR
                              ENDED JUNE 30, 2000
                            ------------------------
                             (DOLLARS IN MILLIONS)
                                    Q4
                                  ------

REVENUE
Analog & Mixed-Signal.....        $116.6
Discrete Power............          53.0
Wireless..................          21.6
                                  ------
    Total.................        $191.2
                                  ======
GROSS MARGIN PERCENTAGE
Analog & Mixed-Signal.....            46%
Discrete Power............            34
Wireless..................            50
    Total.................            43

     Historically, our first fiscal quarter has been the weakest due to model year changeovers in the automotive industry and summer holiday seasons, primarily in Europe. Our increasing focus on integrated communications products has resulted in a higher percentage of our sales coming from the communications markets in the second half of our fiscal year. Revenues from integrated communications products accounted for 53.1% of our total fourth quarter fiscal year 2000 sales versus 39.1% of our total fourth quarter fiscal year 1999 sales. Sales made into the communications market generally experience less seasonality than sales of our historical mix of products.

     The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains which will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

     Industry demand weakened significantly in the first half of fiscal 1999 due to widespread inventory adjustments which led to excess manufacturing capacity and steep declines in product prices. This trend affected all three of our product groups. Our results, and those of the industry as a whole, began to strengthen in the third fiscal quarter of 1999, with an increase in sales of 9.1% from the second quarter to the third quarter and 11.3% from the third quarter to the fourth quarter. We experienced sales growth of over 25% in each of the last three quarters of fiscal year 2000 as compared to the same periods in fiscal year 1999 due to increased demand for our communication products and an overall improvement in market conditions. Additionally, the introduction of our new PRISM II wireless product has accelerated growth in the Wireless product group.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data for the periods indicated as a percentage of revenue:

                                                                          FISCAL YEARS ENDED
                                                           -------------------------------------------------
                                                                                                COMBINED
                                                           JULY 3, 1998      JULY 2, 1999      JUNE 30, 2000
                                                           ------------      ------------      -------------
Revenue:
  Analog & Mixed-Signal...............................          67.7%             66.2%              60.7%
  Discrete Power......................................          30.6              30.4               31.4
  Wireless............................................           1.7               3.4                7.9
                                                              ------            ------            -------
     Total............................................         100.0             100.0              100.0
                                                              ------            ------            -------
Cost and Expenses:
  Cost of goods sold..................................          64.0              65.6               59.9
  Research and development............................          13.0              12.6               11.9
  Selling, general and administrative.................          18.8              17.5               16.7
  Intangible amortization.............................           0.4               0.5                1.7
  In-process research and development.................            --                --                3.1
  Other...............................................            --                --                0.2
                                                              ------            ------            -------
     Operating income.................................           3.8               3.8                6.5
     Loss on sale of Malaysian operation..............            --                --                3.8
  Interest, net.......................................          (0.2)             (0.2)               5.9
                                                              ------            ------            -------
  Income (loss) before income taxes and extraordinary
     item.............................................           4.0               4.0               (3.2)
Income taxes (benefit)................................           1.8              (1.1)              (0.1)
                                                              ------            ------            -------
Income (loss) before extraordinary item...............           2.2               5.1               (3.1)
Extraordinary item--loss on extinguishment of debt,
  net of tax effect...................................            --                --               (3.9)
                                                              ------            ------            -------
Net income (loss).....................................           2.2%              5.1%              (7.0)%
                                                              ======            ======            =======

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

  Revenue

     Revenue for fiscal year 2000 increased 22.8% to $654.2 million from $532.7 million in fiscal year 1999. This growth is the result of increased demand for communications products and overall improved market conditions. Wireless sales growth of 181% was driven by increased market acceptance of our PRISM(R) products.

     Geographically, 49.2%, 22.0% and 28.8% of product sales were derived in North America, Europe and Asia/Pacific, respectively, during fiscal year 2000, compared to 53.5%, 24.6% and 21.9%, respectively, in fiscal year 1999. This change in mix is the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

  Gross Margin

     Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. Gross margin on product sales increased 43.2% to $262.0 million in fiscal year 2000 from $182.9 million in fiscal year 1999. As a percentage of sales, gross margin was 40.0% in fiscal year 2000 as compared to 34.3% in fiscal year 1999. This increase was primarily due to increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements and manufacturing cost improvement projects. Additionally, wireless products, which generally carry higher margins, increased as a percentage of our total sales. Headcount reductions and a decrease in depreciation expense resulting from a revaluation of our property and equipment due to purchase accounting also contributed to the margin improvement.

  Research and Development ("R&D")

     R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 16.4% to $78.0 million in fiscal year 2000 from $67.0 million in fiscal year 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percentage of sales, R&D expenses declined slightly to 11.9% in fiscal year 2000 from 12.6% in fiscal year 1999.

  In-Process R&D Charge

     In connection with the acquisition of the semiconductor business of Harris, we allocated $20.2 million of the purchase price to in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined fiscal year ended June 30, 2000.

     In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established, and by estimating the costs to develop the purchased in-process R&D into commercially viable products and discounting the net cash flows to their present value. The fair values assigned prior to allocation of negative goodwill to each of the significant projects and the state of completion are reported below.

                                              Fair Value        Stage of
                   Product                   (in millions)     Completion
                   -------                   -------------     ----------

SMPS IGBT .................................    $   2.4              60%
PRISM II ..................................        2.4              90
HTP 6601/2/3 ..............................        1.5              75
HC 1540 ...................................        0.4              80
HC 7581 ...................................        3.4              60
HIP 6210/6220 .............................        2.4              50
DC to DC Power Converters .................        2.2              35
Gen III Radiation Hardened MOSFETs ........        8.0              60
Other .....................................        6.3              38
                                               -------

     Total ................................    $  29.0
                                               =======

     Development efforts for these R&D projects include various phases of design, development and testing. The SMPS IGBT, PRISM II, HIP 6601/2/3 and HC 1540 projects were completed as of June 30, 2000 on schedule and within the original cost estimates. The remaining projects are anticipated to be completed by January 2001. Expenditures to complete these projects are expected to total approximately $1.8 million.

     These estimates are subject to change given the uncertainies of the development process, and no assurance can be given that deviations from these estimates will not occur. However, there is risk associated with the completion of the projects and there can be no assurance that any will meet with either technological or commercial success.

  Selling, General and Administrative ("SG&A")

     SG&A costs, which include marketing, selling, general and administrative expenses, increased 17.1% to $109.3 million in fiscal year 2000 from $93.3 million in fiscal year 1999. The increase was due to additional selling costs resulting from higher sales in fiscal year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $1.2 million for the six weeks ended August 13, 1999, and $9.3 million for the twelve months ended July 2, 1999. As a percentage of sales, SG&A costs decreased to 16.7% in fiscal year 2000 from 17.5% in fiscal year 1999.

  Intangible Assets

     Certain intangible assets were recorded on the opening balance sheet of Intersil as part of purchase accounting. We also recorded goodwill in June 2000 as a result of the acquisition of No Wires Needed B.V. These assets are being amortized over their useful lives ranging from five to eleven years.

  Loss on Sale of Malaysian Operation

     On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc. As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

  Interest Expense

     In connection with the acquisition of the semiconductor business, we entered into new credit facilities. See "--Liquidity and Capital Resources." Interest expense related to this debt for Intersil Holding during the fiscal year 2000 was $41.9 million, excluding interest income of $3.8 million.

  Extraordinary Item

     On February 25, 2000, we issued 22,000,000 shares of our Class A Common Stock in a registered underwritten initial public offering. From the proceeds of the offering, we repaid approximately $419.0 million of debt incurred through the acquisition of the semiconductor business, which included certain prepayment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $25.5 million. The extraordinary charges consisted of the write-off of deferred financing fees and prepayment penalties.

  Tax Expense

     The tax benefit for the combined twelve months ended June 30, 2000 is not comparable to the twelve months ended July 2, 1999, due to the differences in our tax structure as compared to that of the semiconductor business of Harris.

  Backlog

     We had backlog at June 30, 2000 of $259.5 million compared to $174.0 million at July 2, 1999. The increase was due to increased demand for our integrated communications products and improved market conditions.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

  Revenue

     Revenue for fiscal year 1999 decreased 7.6% to $532.7 million from $576.8 million in fiscal year 1998. This decrease was the result of continued soft market conditions and resulting adverse effects on semiconductor demand. This trend continued through the second quarter of fiscal 1999. We believe that the principal causes for the decline were initially high inventory levels of our products at our distributors, which decreased 17% from fiscal year 1998 to fiscal year 1999, as well as high levels of inventory at customers. This was followed by an overall drop in global semiconductor demand of 8.5% in calendar year 1998. Particularly hard hit were our Discrete Power products where prices of power metal oxide semiconductor field effect transistors, or MOSFETs, declined by nearly 15%. Additionally, distributors and major original equipment manufacturers reduced the amount of pipeline inventory in the channel, taking advantage of the shorter lead-times and lower prices. During the third fiscal quarter of 1999, we began to experience an increase in new orders, which resulted in a 9.1% increase in sales in the third quarter versus the preceding quarter. The positive trend continued into the fourth quarter with an increase in sales of 11.3% from the third quarter.

     Geographically, 53.5%, 24.6% and 21.9% of product sales were derived in North America, Europe and Asia/Pacific, respectively, during fiscal year 1999,
compared to 53.8%, 28.0% and 18.2% in fiscal year 1998.   Gross Margin

     Gross margin on product sales declined 11.9% to $182.9 million in fiscal year 1999 from $207.5 million in fiscal year 1998. As a percent of sales, gross margin was 34.3% in fiscal year 1999 and 36.0% in fiscal year 1998. This decrease was substantially due to price pressure worldwide for our Discrete Power products and a $13.2 million increase in our depreciation expense resulting from the additional capital expenditures that went into our 8-inch wafer fab in Mountaintop, Pennsylvania. Our gross margin decline was partially offset by a series of cost reduction initiatives which resulted in lower operating costs and improved pricing and terms with our suppliers of raw materials.

  R&D

     R&D expenses decreased 10.8% to $67.0 million in fiscal year 1999 from $75.1 million in fiscal year 1998. During fiscal year 1999, we focused our resources on targeted applications and reduced programs that did not support our emphasis. Major investment continued on the PRISM(R) chip set which addresses the wireless local area network market. R&D for products designed for the power management market was principally focused on computing and communications which led our growth of new product revenue during fiscal year 1999.

  SG&A

     SG&A costs decreased 13.8% to $93.3 million in fiscal year 1999 from $108.2 million in fiscal year 1998. The decrease in SG&A was primarily due to increased efficiencies resulting from a reorganization of the internal sales force and external sales representative firms and reduction of administrative expenses including headcount reductions. Operating expenses include allocated charges by Harris to us for legal, financial and other administrative expenses of $9.3 million for fiscal year 1999 and $10.0 million for fiscal year 1998. As a percentage of sales, SG&A costs decreased to 17.5% in fiscal year 1999 from 18.8% in fiscal year 1998.

  Tax Expenses

     The tax benefit of $6.0 million in fiscal year 1999 was primarily driven by changes in the Malaysian tax system, resulting in fiscal year 1999 income not being subject to tax.

  Backlog

     We had backlog at July 2, 1999 of $174.0 million compared to backlog of about $188.5 million at July 3, 1998. The decrease in backlog was primarily due to shorter industry lead-times.

LIQUIDITY AND CAPITAL RESOURCES

     On February 25, 2000, we issued 22,000,000 shares of Class A Common Stock at a price of $25.00 per share. We received net proceeds from this offering, after deducting underwriting discounts and commissions and other fees, of approximately $513.1 million, of which $435.2 million was subsequently used to repay debt incurred as a result of our acquisition of the semiconductor business of Harris.

     In connection with the acquisition of the semiconductor business, we entered into new credit facilities, which provided for a Revolving Credit Facility in an aggregate amount up to $70.0 million. We may request, subject to the agreement of our lenders, that the amount of the Revolving Credit Facilities be increased to as much as $150 million. The Revolving Credit Facility will mature in 2005 unless terminated earlier and was undrawn as of June 30, 2000.

     Our principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion. We anticipate that our operating cash flow and our cash on hand, together with available borrowings under the Revolving Credit Facility, will be sufficient to meet our working capital, capital expenditure and interest requirements on our debt obligations for the foreseeable future. As of June 30, 2000, our total debt and shareholders' equity was $116.6 million and $679.0 million, respectively.

     Because our business was operated as a subsidiary of Harris during fiscal year 1998 to August 13, 1999, we do not believe our prior years' cash flows are indicative of our business on a stand-alone basis. Net cash generated by operating activities for the fiscal year ended June 30, 2000 was $111.1 million. Net cash provided by investing activities for the fiscal year ended June 30, 2000 was $13.7 million. Net cash used to repay debt for the twelve months ended June 30, 2000 was $435.2 million. Our cash and cash equivalents balance at June 30, 2000 was $211.9 million.

     Our Revolving Credit Facility and the indenture governing the Notes contain financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without prior approval. We are currently in compliance with such financial covenants and restrictions.

  Receivables and Inventories

     Trade accounts receivable less the allowance for collection losses totaled $111.7 million at June 30, 2000 compared to $100.7 million at July 2, 1999. This increase was due to higher product shipments from increased demand. Inventories declined 17.8% from $153.8 million at July 2, 1999 to $126.5 million at June 30, 2000. The inventory decrease was a result of the sale of our Malaysian operation and a management initiative to reduce our inventory through portfolio management and process improvements.

     Distributor reserves have fluctuated from year to year based on the level of inventory at distributors. The reserve increased 13.8% from $6.5 million at July 2, 1999 to $7.4 million at June 30, 2000 resulting from increasing inventory levels at distributors in response to higher demand and overall market improvement.

  Capital Expenditures

     Capital expenditures for the fiscal year ended June 30, 2000 were $40.7 million compared to $38.6 million in fiscal year 1999. We do not anticipate substantial capital expenditures in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133." SFAS 137 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.
SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or shareholders' equity, depending on the nature of the transaction. We are required to adopt SFAS 133 in the first quarter of our fiscal year 2001. We believe that SFAS 133 will not have a material adverse effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued SAB
No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that SAB No. 101 will not have a material effect on our financial position or results of operations.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretations cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing our stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

     In August 1999, we began to use foreign exchange contracts to hedge anticipated foreign cash flow commitments of up to six months. Hedges on anticipated foreign cash flow commitments do not qualify for deferral and, therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income.

     Prior to August 1999, we used foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from, and future committed sales to, customers and intercompany loans. Foreign currency financial instruments were used to reduce the risks that arise from doing business in international markets.

     At June 30, 2000, we had open foreign exchange contracts with a notional amount of $30.9 million, all of which were to hedge anticipated foreign cash flow commitments. At July 2, 1999, we had open foreign exchange contracts with a notional amount of $22.0 million, all of which were to hedge off-balance-sheet commitments. Additionally, during fiscal year 2000, we purchased and sold
$87.4 million of foreign exchange forward and option contracts, compared to $120.7 million for the prior year. See Note O "Financial Instruments" in the Notes to Consolidated Financial Statements for further information with respect to commitments to buy or sell foreign currencies. Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at June 30, 2000, would have an impact of approximately $3.8 million on the fair value of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

     As of June 30, 2000, we also had fixed rate debt of approximately
$116.6 million consisting primarily of the 13.25% Senior Subordinated Notes due 2009. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.

Item 8.   Financial Statements and Supplementary Data

     The following Consolidated Financial Statements, and the related Notes thereto, of Intersil Holding Corporation and the Independent Certified Public Accountants' Report are filed as a part of this Report.

                         INDEX TO FINANCIAL STATEMENTS

                          INTERSIL HOLDING CORPORATION

                                                                                                              PAGE
                                                                                                              ----

Independent Certified Public Accountants' Report...........................................................    24

Consolidated Statements of Operations and Comprehensive Income.............................................    25

Consolidated Balance Sheets................................................................................    26

Consolidated Statements of Cash Flows......................................................................    27

Consolidated Statement of Shareholders' Equity.............................................................    28

Notes to Consolidated Financial Statements.................................................................    29

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Intersil Holding Corporation

We have audited the accompanying consolidated balance sheet of Harris Semiconductor Business (Semiconductor Business) (Predecessor), which was wholly owned by Harris Corporation, as of July 2, 1999 and the related statement of operations, comprehensive income and cash flows for each of the two fiscal years in the period ended July 2, 1999 and the six weeks ended August 13, 1999, respectively. We have also audited the accompanying consolidated balance sheet of Intersil Holding Corporation (Successor) as of June 30, 2000 and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for the 46 weeks ended June 30, 2000. Our audits also included the financial statement schedule listed at Item 16. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Predecessor consolidated financial statements were prepared on the basis of presentation as described in Note A. The results of operations are not necessarily indicative of the results of operations that would be recorded by Semiconductor Business on a stand-alone basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Holding Corporation as the Successor and Predecessor companies at June 30, 2000 and July 2, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 2, 1999 and for the six weeks and 46 weeks ended August 13, 1999 and June 30, 2000, respectively, on the basis described in Note A, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Jacksonville, Florida                                          Ernst & Young LLP
July 21, 2000

                          INTERSIL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          PREDECESSOR               PREDECESSOR        SUCCESSOR
                                                                  ----------------------------    ---------------    --------------
                                                                       FISCAL YEAR ENDED          SIX WEEKS ENDED    46 WEEKS ENDED
                                                                  ----------------------------    ---------------    --------------
                                                                  JULY 3, 1998    JULY 2, 1999    AUGUST 13, 1999    JUNE 30, 2000
                                                                  ------------    ------------    ---------------    --------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Product sales................................................     $576,836        $532,718         $  57,336          $596,849

COSTS AND EXPENSES
  Cost of product sales........................................      369,332         349,776            39,681           352,513
  Research and development.....................................       75,125          67,079             8,499            69,456
  Selling, general and administrative..........................       98,184          83,998            10,908            97,227
  Harris corporate expense allocation..........................        9,962           9,303             1,164                --
  Intangible amortization......................................        2,292           2,414               326            10,686
  In-process research and development..........................           --              --                --            20,239
  Other........................................................           --              --                --             1,178
                                                                    --------        --------         ---------          --------
Operating income (loss)........................................       21,941          20,148            (3,242)           45,550
  Loss on sale of Malaysian operation..........................           --              --                --            24,825
  Interest expense.............................................           43             129                --            41,924
  Interest income..............................................         (957)         (1,360)             (111)           (3,720)
                                                                    --------        --------         ---------          --------
  Income (loss) before income taxes and
     extraordinary item........................................       22,855          21,379            (3,131)          (17,479)
  Income taxes (benefit).......................................        9,944          (6,027)             (102)             (289)
                                                                    --------        --------         ---------          --------
  Net income (loss) before extraordinary item..................       12,911          27,406            (3,029)          (17,190)
  Extraordinary item--loss on extinguishment of debt, net of
     tax effect................................................           --              --                --           (25,518)
                                                                    --------        --------         ---------          --------
NET INCOME (LOSS)..............................................       12,911          27,406            (3,029)          (42,708)
Preferred dividends............................................           --              --                --             5,391
                                                                    --------        --------         ---------          --------
Net income (loss) to common shareholders.......................     $ 12,911        $ 27,406         $  (3,029)         $(48,099)
                                                                    ========        ========         =========          ========
BASIC AND DILUTED LOSS PER SHARE:
  Loss before extraordinary item...............................                                                         $  (0.30)
  Extraordinary item...........................................                                                         $  (0.33)
                                                                                                                        --------
  Net loss.....................................................                                                         $  (0.63)
                                                                                                                        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (IN MILLIONS):
  Basic and diluted............................................                                                             76.7
                                                                                                                        ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          PREDECESSOR               PREDECESSOR        SUCCESSOR
                                                                  ----------------------------    ---------------    --------------
                                                                       FISCAL YEAR ENDED          SIX WEEKS ENDED    46 WEEKS ENDED
                                                                  ----------------------------    ---------------    --------------
                                                                  JULY 3, 1998    JULY 2, 1999    AUGUST 13, 1999    JUNE 30, 2000
                                                                  ------------    ------------    ---------------    --------------
                                                                                  (IN THOUSANDS)
Net income (loss)..............................................     $ 12,911        $ 27,406          $(3,029)          $(42,708)
Other comprehensive income (loss):
  Currency translation adjustments.............................       (1,851)           (574)           2,475              1,636
                                                                    --------        --------          -------           --------
Comprehensive income (loss)....................................     $ 11,060        $ 26,832          $  (554)          $(41,072)
                                                                    ========        ========          =======           ========

                See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                     PREDECESSOR       SUCCESSOR
                                                                                                     ------------    -------------
                                                                                                     JULY 2, 1999    JUNE 30, 2000
                                                                                                     ------------    -------------
                                                                                                            (IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.......................................................................     $     --        $ 211,940
  Trade receivables, less allowances for collection loss ($582 as of July 2, 1999 and $1,341 as of
    June 30, 2000)................................................................................      100,674          111,695
  Inventories.....................................................................................      153,822          126,481
  Prepaid expenses................................................................................        3,725           10,645
  Income tax receivable...........................................................................        1,527            1,254
  Deferred income taxes...........................................................................        3,476           25,768
                                                                                                       --------        ---------
       Total Current Assets.......................................................................      263,224          487,783
Other Assets
  Property, plant and equipment, less allowance for depreciation ($582,616 as of July 2, 1999 and
    $36,699 as of June 30, 2000)..................................................................      410,530          225,484
  Intangibles, less accumulated amortization ($19,929 as of July 2, 1999 and $10,686
    as of June 30, 2000)..........................................................................       45,368          190,150
  Other...........................................................................................       42,057           30,521
                                                                                                       --------        ---------
       Total Other Assets.........................................................................      497,955          446,155
                                                                                                       --------        ---------
Total Assets......................................................................................     $761,179        $ 933,938
                                                                                                       ========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY/BUSINESS EQUITY
Current Liabilities
  Trade payables..................................................................................     $ 31,068        $  36,991
  Retirement plan accruals........................................................................       13,640            6,228
  Accrued compensation............................................................................       19,283           32,398
  Accrued interest and sundry taxes...............................................................        3,193           10,512
  Other accrued items.............................................................................       16,418           22,734
  Distributor reserves............................................................................        6,542            7,366
  Unearned service income.........................................................................          567              129
  Long-term debt--current portion.................................................................          360              404
                                                                                                       --------        ---------
       Total Current Liabilities..................................................................       91,071          116,762
Other Liabilities
  Deferred income taxes...........................................................................        7,022           21,992
  Long-term debt..................................................................................        4,207          116,188
Shareholders' Equity/Business Equity
  Preferred Stock, $1,000 par value, 100,000 shares authorized, no shares issued or
    outstanding at June 30, 2000..................................................................           --               --
  Class A Common Stock, $.01 par value, voting; 300,000,000 shares authorized, 44,773,152 shares
    issued and outstanding at June 30, 2000.......................................................           --              448
  Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 49,746,482
    shares issued and outstanding at June 30, 2000................................................           --              497
  Additional paid-in capital......................................................................           --          719,123
  Business equity.................................................................................      661,388               --
  Retained deficit................................................................................           --          (42,708)
  Accumulated other comprehensive (loss) income...................................................       (2,509)           1,636
                                                                                                       --------        ---------
       Total Shareholders' Equity/Business Equity.................................................      658,879          678,996
                                                                                                       --------        ---------
       Total Liabilities and Shareholders' Equity/Business Equity.................................     $761,179        $ 933,938
                                                                                                       ========        =========

                See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    PREDECESSOR
                                                                          PREDECESSOR             ---------------
                                                                  ----------------------------       SIX WEEKS
                                                                       FISCAL YEAR ENDED               ENDED
                                                                  ----------------------------    ---------------
                                                                  JULY 3, 1998    JULY 2, 1999    AUGUST 13, 1999
                                                                  ------------    ------------    ---------------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)............................................     $ 12,911        $ 27,406         $  (3,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation...............................................       65,036          78,217             8,747
    Amortization...............................................        2,295           2,414               326
    Provisions for inventory obsolescence......................        7,317           3,894             1,919
    Write-off of in-process research and development...........           --              --                --
    Write-off of unearned compensation.........................           --              --                --
    Loss on sale of Malaysian operation........................           --              --                --
    Non-current deferred income taxes..........................         (461)          1,896            (4,756)
  Changes in assets and liabilities:
    Trade receivables..........................................        1,270          10,001            14,532
    Inventories................................................      (17,176)         22,516            (3,568)
    Prepaid expenses...........................................          506             933               674
    Trade payables and accrued liabilities.....................      (14,399)        (13,950)          (18,705)
    Unearned service income....................................          (32)            319                --
    Income taxes...............................................       (3,866)         (4,486)            4,430
    Other......................................................       (5,070)        (17,911)            2,812
                                                                    --------        --------         ---------
      Net cash provided by operating activities................       48,331         111,249             3,382
INVESTING ACTIVITIES:
Proceeds from sale of Malaysian operation......................           --              --                --
Cash paid for acquired business................................           --          (1,335)               --
Property, plant and equipment..................................      (90,184)        (38,563)           (1,887)
                                                                    --------        --------         ---------
      Net cash provided by (used in) investing activities......      (90,184)        (39,898)           (1,887)
FINANCING ACTIVITIES:
  Proceeds from offering.......................................           --              --                --
  Proceeds from exercise of stock options......................           --              --                --
  Proceeds from borrowings.....................................        2,750             800                --
  Payments of borrowings.......................................          (83)           (302)              (32)
  Net cash transfer and billings from (to) parent..............       41,844         (67,030)           (1,198)
                                                                    --------        --------         ---------
      Net cash provided by (used in) financing activities......       44,511         (66,532)           (1,230)
  Effect of exchange rates on cash and cash equivalents........       (2,658)         (4,819)            1,177
                                                                    --------        --------         ---------
      Net increase in cash and cash equivalents................           --              --             1,442
      Cash and cash equivalents at the beginning of the
         period................................................           --              --                --
                                                                    --------        --------         ---------
      Cash and cash equivalents at the end of the period.......     $     --        $     --         $   1,442
                                                                    ========        ========         =========
SUPPLEMENTAL DISCLOSURES--NON-CASH ACTIVITIES:
  Exchange of preferred stock for common stock...................................................................
  Common Stock issued in acquisition of No Wires Needed B.V......................................................
  Additional paid-in capital from tax benefit on
    exercise of non-qualified stock options......................................................................


                                                                     SUCCESSOR
                                                                 -----------------
                                                                  46 WEEKS ENDED
                                                                 -----------------
                                                                 JUNE 30, 2000
                                                                 -----------------
OPERATING ACTIVITIES:
  Net income (loss)............................................      $ (42,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation...............................................         50,602
    Amortization...............................................         10,686
    Provisions for inventory obsolescence......................         23,906
    Write-off of in-process research and development...........         20,239
    Write-off of unearned compensation.........................            878
    Loss on sale of Malaysian operation........................         24,825
    Non-current deferred income taxes..........................         (4,680)
  Changes in assets and liabilities:
    Trade receivables..........................................        (24,991)
    Inventories................................................         (5,668)
    Prepaid expenses...........................................         (7,737)
    Trade payables and accrued liabilities.....................         43,046
    Unearned service income....................................           (437)
    Income taxes...............................................          2,290
    Other......................................................         20,898
                                                                     ---------
      Net cash provided by operating activities................        111,139
INVESTING ACTIVITIES:
Proceeds from sale of Malaysian operation......................         52,500
Cash paid for acquired business................................             --
Property, plant and equipment..................................        (38,813)
                                                                     ---------
      Net cash provided by (used in) investing activities......         13,687
FINANCING ACTIVITIES:
  Proceeds from offering.......................................        513,114
  Proceeds from exercise of stock options......................          1,985
  Proceeds from borrowings.....................................             --
  Payments of borrowings.......................................       (435,204)
  Net cash transfer and billings from (to) parent..............             --
                                                                     ---------
      Net cash provided by (used in) financing activities......         79,895
  Effect of exchange rates on cash and cash equivalents........           (158)
                                                                     ---------
      Net increase in cash and cash equivalents................        204,563
      Cash and cash equivalents at the beginning of the
         period................................................          7,377
                                                                     ---------
      Cash and cash equivalents at the end of the period.......      $ 211,940
                                                                     =========
SUPPLEMENTAL DISCLOSURES--NON-CASH ACTIVITIES:
  Exchange of preferred stock for common stock.................      $  89,400
                                                                     =========
  Common Stock issued in acquisition of No Wires Needed B.V....      $ 111,348
                                                                     =========
  Additional paid-in capital from tax benefit on
    exercise of non-qualified stock options....................      $   2,132
                                                                     =========

                See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                            COMMON STOCK       ADDITIONAL                  OTHER
                                                         ------------------     PAID-IN      RETAINED    COMPREHENSIVE
                                                         CLASS A    CLASS B     CAPITAL      DEFICIT       INCOME          TOTAL
                                                         -------    -------    ----------    --------    -------------    --------
                                                                                      (IN THOUSANDS)
Initial capitalization at August 14, 1999.............    $ 158      $ 509      $  5,935     $     --       $    --       $  6,602
Net (loss)............................................       --         --            --      (42,708)           --        (42,708)
Shares issued in initial public offering..............      220         --       512,894           --            --        513,114
Shares issued under Stock Option Plan.................        2         --         4,115           --            --          4,117
Shares sold to certain executives and foreign
  employees...........................................       --         --           878           --          (878)            --
Write-off of unearned compensation....................       --         --            --           --           878            878
Shares issued for acquisition of No Wires Needed
  B.V.................................................       30         --       111,318           --            --        111,348
Exchange of preferred stock...........................       26         --        89,374           --            --         89,400
Exchange of common stock..............................       12        (12)           --           --            --             --
Preferred dividends...................................       --         --        (5,391)          --            --         (5,391)
Foreign currency translation..........................       --         --            --           --         1,636          1,636
                                                          -----      -----      --------     --------       -------       --------
Balance at June 30, 2000..............................    $ 448      $ 497      $719,123     $(42,708)      $ 1,636       $678,996
                                                          =====      =====      ========     ========       =======       ========

                See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Intersil Holding Corporation (Intersil Holding or Successor) was formed on August 13, 1999 through a series of transactions in which Intersil Holding and its wholly-owned subsidiary, Intersil Corporation (Intersil), acquired the semiconductor business (semiconductor business or Predecessor) of Harris Corporation (Harris) (the acquisition). Intersil Holding currently has no operations but holds common stock related to its investment in Intersil. Intersil and its wholly-owned domestic and foreign subsidiaries include the operations of the Predecessor.

BASIS OF PRESENTATION

     The accompanying Successor consolidated financial statements subsequent to August 13, 1999 include the accounts of Intersil Holding and Intersil (collectively, the Company). All material intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of July 2, 1999 and the consolidated statements of operations, comprehensive income and cash flows for the fiscal years ended July 3, 1998 and July 2, 1999 and the six weeks ended August 13, 1999 include the accounts of the semiconductor business, the Predecessor company.

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

     The Predecessor's consolidated statements of operations include all revenues and costs attributable to the semiconductor business. For cost of sales, material costs are directly attributable to a product line and are charged accordingly. Indirect costs are assigned using activity based costing. Operating expenses (engineering, marketing, and administration & general) have been allocated to the product lines based on sales or labor, as appropriate. Harris corporate expense allocations were based on a percentage of the semiconductor business' net sales. Interest expense was provided on direct borrowings of the semiconductor business. Interest expense of Harris has not been allocated to the Semiconductor Business.

     All of the allocations and estimates in the Predecessor's combined statements of operations are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Semiconductor Business had been operated on a stand alone basis.

     The semiconductor business sells products to other affiliated operations of Harris. Sales to these operations are not material.

ACQUISITION OF HARRIS' SEMICONDUCTOR BUSINESS

     The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million (Note H). The consideration paid by Intersil Holding was $504.3 million in cash of which $420.0 million was financed

                          INTERSIL HOLDING CORPORATION

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION--(CONTINUED)

through borrowings from the senior credit facilities, the 13.25% Senior Subordinated Notes and 13.5% Subordinated Holding "Pay-In-Kind" (PIK) Note and the issuance of a $90.0 million PIK Note note to Harris.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the Semiconductor Business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the Semiconductor Business based upon their approximate fair values. The fair values of the net assets acquired exceeded the purchase price resulting in negative goodwill. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values as follows (in millions).

Purchase price:

  Cash paid to Harris...........................       $ 504.3
  13.5% Subordinated PIK Note...................          90.0
  Transaction costs and fees....................          20.0
                                                       -------
Total purchase price............................       $ 614.3
                                                       =======

                                                                      ALLOCATION OF
                                                   FAIR VALUE OF      EXCESS FAIR       ADJUSTED
                                                   ACQUIRED ASSETS      VALUE          FAIR VALUE
                                                   ---------------    -------------    -------------
Net current assets..............................       $ 160.6           $    --          $ 160.6
Other...........................................          17.2                --             17.2
Property and equipment..........................         481.0            (153.2)           327.8
Developed Technology............................          80.0             (23.9)            56.1
Customer base...................................          33.0             (10.0)            23.0
In-process research and development.............          29.0              (8.8)            20.2
Assembled workforce.............................          13.5              (4.1)             9.4
                                                       -------           -------          -------
                                                       $ 814.3           $(200.0)         $ 614.3
                                                       =======           =======          =======
Excess fair value of net assets acquired over
  purchase price................................       $ 200.0
                                                       =======

     The appraisal of the acquired semiconductor business included $20.2 million of purchased in-process research and development, which was related to various products under development. This valuation represents the 10 year after-tax cash flow of this in-process technology using a discount rate of 20%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining identified intangibles (developed technology, customer base and assembled workforce) are being amortized over 5 to 11 years.

     In connection with the acquisition of the semiconductor business, Intersil formulated a restructuring plan that included the termination of the employment of 372 employees of the semiconductor business. At

                          INTERSIL HOLDING CORPORATION

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION--(CONTINUED)

August 13, 1999, Intersil recorded $11.0 million in severance benefits and this is included in the allocation of the acquisition cost. The severance includes the following:

                                                                        NO. OF
                              LOCATION                                  EMPLOYEES     AMOUNTS
---------------------------------------------------------------------   ---------    -------------
                                                                                     (IN MILLIONS)

Europe...............................................................       17           $ 5.6
Malaysia.............................................................      262             1.9
North America........................................................       93             3.5
                                                                           ---           -----
                                                                           372           $11.0
                                                                           ===           =====

      For the 46 weeks ended June 30, 2000, approximately $10.1 million of these restructuring costs had been paid out. As of June 30, 2000, the restructuring liability was $0.9 million. Intersil Holding will complete the restructing plan by the end of August 2000.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR--The 1998 fiscal year includes the 53 weeks ended July 3, 1998; fiscal year 1999 includes the 52 weeks ended July 2, 1999; and fiscal year 2000 includes the six weeks ended August 13, 1999 and the 46 weeks ended June 30, 2000.

     CASH AND CASH EQUIVALENTS--Intersil Holding considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     INVENTORIES--Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (FIFO) method, or market.

     PROPERTY, PLANT AND EQUIPMENT--Machinery and equipment are carried on the basis of cost. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset.

     REVENUE RECOGNITION--Revenue is recognized from sales to all customers, including distributors, when a product is shipped. Sales to distributors are made under agreements which provide the distributors rights of return and price protection on unsold merchandise they hold. Accordingly, sales are reduced for estimated returns from distributors and estimated future price reductions of unsold merchandise held by distributors. Product sales to two distributors for the fiscal years ended July 3, 1998 and July 2, 1999, and the six weeks ended August 13, 1999 and 46 weeks ended June 30, 2000 amounted to 19.0%, 16.6%, 29.3% and 15.7%, respectively, of total product sales.

     RESEARCH AND DEVELOPMENT--Research and development costs, consisting of the cost of designing, developing, and testing new or significantly enhanced products, are expensed as incurred.

     RETIREMENT BENEFITS--Intersil Holding provides retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by Intersil Holding to the retirement plan are based on profits and employees' savings with no other funding requirements. Intersil Holding may make additional contributions to the fund at its discretion.

                          INTERSIL HOLDING CORPORATION

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The savings element of the retirement plan is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). All employees of the Company may elect to participate in the 401(k) retirement plan (the "401(k) plan"). Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company provides matching contributions under the provisions of the plan. Employees fully vest in the Company's matching contributions upon the completion of 7 years of service.

     Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil Holding accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

     Retirement plans expense was $15.6 million in 1998, $14.8 million in 1999, $1.4 million for the six weeks ended August 13, 1999 and $10.4 million for the 46 weeks ended June 30, 2000.

     INCOME TAXES--For the Predecessor financial statements, the semiconductor business was included with its parent, Harris, in a consolidated federal income tax return. Harris required each of its businesses to provide for taxes on financial statement pre-tax income or loss at applicable statutory tax rates. United States local amounts receivable or payable for current and prior years' income taxes were treated as intercompany transactions and were recorded in the Semiconductor Business equity. Intersil Holding follows the liability method of accounting for income taxes. International current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities of Intersil Holding's international subsidiaries are separately classified on the balance sheet.

     ASSET IMPAIRMENT--Intersil Holding accounts for long-lived asset impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Long-lived assets to be disposed of are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

     INTANGIBLES--Intangibles resulting from acquisitions are being amortized by the straight-line method over five to 11 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts charged to expense are amounts in excess of the fair value of the intangible asset. Fair value is determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

     FUTURES AND FORWARD CONTRACTS--When Intersil Holding sells products outside the United States or enters into purchase commitments, the transactions are frequently denominated in currencies other than U.S. dollars. To minimize the impact on revenue and cost from currency fluctuations, Intersil Holding enters into currency exchange agreements that qualify for hedge accounting treatment. It is Intersil Holding's policy not to speculate in foreign currencies. Currency exchange agreements are designated as, and are effective as, hedges of foreign currency commitments. In addition, these agreements are consistent with the designated currency of the underlying transaction and mature on or before the underlying transaction. Gains and losses on currency exchange agreements that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability or commitment. Gains and losses on currency exchange

                          INTERSIL HOLDING CORPORATION

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

agreements that do not qualify as hedges are recognized in operations based on changes in the fair market value of the currency exchange agreement.

     FOREIGN CURRENCY TRANSLATION--The functional currency for the Malaysian subsidiary was the U.S. dollar, and for other international subsidiaries it is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity (Business Equity in the Predecessor's financial statements). Cumulative translation gains (losses) were $(0.6) million and $1.6 million at July 2, 1999 and June 30, 2000, respectively.

     LOSS PER SHARE--Loss per share is computed and presented in accordance with SFAS No. 128, "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Net loss per common share is presented for the 46 weeks ended June 30, 2000 only because it is not meaningful for earlier periods since the Company did not have common stock outstanding for any of the earlier periods.

     USE OF ESTIMATES--These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current year classifications.

NOTE C--ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or shareholders' equity, depending on the nature of the transaction. The Company is required to adopt SFAS 133 in the first quarter of its fiscal year 2001. We believe that SFAS 133 will not have a material adverse effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued SAB
No. 101. "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that SAB No. 101 will not have a material adverse effect on the Company's financial position or results of operations.

                          INTERSIL HOLDING CORPORATION

  YEARS ENDED JULY 3, 1998 AND JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                        AND 46 WEEKS ENDED JUNE 30, 2000

NOTE C--ACCOUNTING PRONOUNCEMENTS--(CONTINUED)

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. We are currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although we do not expect the impact, if any, to be material to our financial statements.

NOTE D--INVENTORIES

     Inventories are summarized below (in thousands):

                                                                              (PREDECESSOR)     (SUCCESSOR)
                                                                              -------------    -------------
                                                                                JULY 2,         JUNE 30,
                                                                                 1999             2000
                                                                              -------------    -------------
Finished products..........................................................     $  58,041        $  45,064
Work in process............................................................       102,457           96,278
Raw materials and supplies.................................................        11,441            7,072
                                                                                ---------        ---------
                                                                                  171,939          148,414
Less inventory reserves....................................................        18,117           21,933
                                                                                ---------        ---------
                                                                                $ 153,822        $ 126,481
                                                                                =========        =========

     At July 2, 1999 and June 30, 2000 Intersil Holding was committed to purchase $22.5 million and $24.9 million, respectively of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE E--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized below (in thousands):

                                                                                  (PREDECESSOR)     (SUCCESSOR)
                                                                                  -------------    -------------
                                                                                    JULY 2,         JUNE 30,
                                                                                     1999             2000
                                                                                  -------------    -------------
Land...........................................................................     $   3,966        $   3,860
Buildings......................................................................       266,364           78,940
Machinery and equipment........................................................       722,816          179,383
                                                                                    ---------        ---------
                                                                                      993,146          262,183
Less allowances for depreciation...............................................       582,616           36,699
                                                                                    ---------        ---------
                                                                                    $ 410,530        $ 225,484
                                                                                    =========        =========

NOTE F--INTANGIBLES

     Intangibles are summarized below (in thousands):

                                                                                    (PREDECESSOR)     (SUCCESSOR)
                                                                                    -------------    -------------
                                                                    PERIOD OF        JULY 2,          JUNE 30,
                                                                   AMORTIZATION        1999             2000
                                                                   -------------    -------------    -------------
Developed technology............................................       11 years        $    --         $  56,925
Customer base...................................................        7 years             --            23,482
Assembled workforce.............................................        5 years             --             9,606
Goodwill........................................................      5-7 years         65,297           110,823
                                                                                       -------         ---------
                                                                                        65,297           200,836
Less accumulated amortization...................................                        19,929            10,686
                                                                                       -------         ---------
                                                                                       $45,368         $ 190,150
                                                                                       =======         =========

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE G--LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                                                 (SUCCESSOR)
                                                                              -----------------
                                                                              JUNE 30, 2000
                                                                                  ---------
Numerator:
  Net loss available to common shareholders (numerator for basic and
     diluted earnings per share)...........................................       $ (48,099)
                                                                                  =========
Denominator:
  Denominator for basic earnings per share-weighted average common
     shares................................................................          76,745
  Effect of dilutive securities:
     Stock options.........................................................              --
     Warrants..............................................................              --
                                                                                  ---------
  Denominator for diluted earnings per share-adjusted weighted average
     shares................................................................          76,745
                                                                                  =========
Basic and diluted loss per share...........................................       $   (0.63)
                                                                                  =========

     The effect of dilutive securities is not included in the computation for the 46 weeks ended June 30, 2000 because to do so would be antidilutive.

NOTE H--LONG-TERM DEBT

LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                             (PREDECESSOR)     (SUCCESSOR)
                                                                             -------------    --------------
                                                                             JULY 2, 1999     JUNE 30, 2000
                                                                             -------------    --------------
13.25% Senior Subordinated Notes..........................................      $    --          $112,384
Other.....................................................................        4,567             4,208
                                                                                -------          --------
                                                                                  4,567           116,592
Less current portion......................................................          360               404
                                                                                -------          --------
                                                                                $ 4,207          $116,188
                                                                                =======          ========

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE H--LONG-TERM DEBT--(CONTINUED)

     Scheduled future principal payments under Intersil Holding's and Intersil's indebtedness are as follows (in thousands):

2001....................................................................   $    404
2002....................................................................        416
2003....................................................................        429
2004....................................................................        388
2005....................................................................        373
Thereafter..............................................................    114,582
                                                                           --------
                                                                           $116,592
                                                                           ========

  13.25% Senior Subordinated Notes and Warrants

     On August 13, 1999, in connection with the acquisition of the Semiconductor Business, Intersil completed an offering of 200,000 units consisting of $200 million of its 13.25% Senior Subordinated Notes due 2009 and warrants to purchase 3,703,707 shares of Class A Common Stock of Intersil Holding. Each unit consisted of $1,000 principal amount of 13.25% Senior Subordinated Notes of Intersil and one warrant to purchase 18.5185 shares of Class A Common Stock of Intersil Holding. The total gross proceeds from the sale of the 13.25% Senior Subordinated Notes were $194.0 million, net of $6.0 million of deferred financing fees. The $6.0 million deferred financing fees were treated as additional interest related to the 13.25% Senior Subordinated Notes and amortized over the life of the 13.25% Senior Subordinated Notes on an effective yield method.

     The 13.25% Senior Subordinated Notes are unsecured and are fully and unconditionally guaranteed by Intersil Holding and all of Intersil's current and future domestic subsidiaries. The 13.25% Senior Subordinated Notes are not guaranteed by Intersil's foreign subsidiaries. The 13.25% Senior Subordinated Notes require semi-annual interest payments beginning on February 15, 2000 through maturity on August 15, 2009. The 13.25% Senior Subordinated Notes may be redeemed at the option of Intersil Holding after August 15, 2004 upon the payment of certain redemption premiums, although up to 35% of the 13.25% Senior Subordinated Notes can be redeemed prior to August 15, 2002 with the proceeds of certain equity offerings and upon the payment of certain redemption premiums. The 13.25% Senior Subordinated Notes contain various restrictive covenants, including limitations on the incurrence of additional indebtedness, restrictions and limitations on payment of dividends, making investments, engaging in transactions with affiliates, consolidating, merging or transfering assets and restrictions and limitations on the sales of certain assets, among others. The 13.25% Senior Subordinated Notes also require the maintenance of certain ratios.

     Each warrant entitles the holder to purchase 18.5185 shares of Intersil Holding Class A Common Stock at a price of $.001 per share. The warrants are exercisable beginning on the first anniversary of their issue date (August 13, 1999) and expire on August 15, 2009. Warrant holders have no voting rights. The warrants were preliminarily valued at $0.3 million and will be treated as additional interest related to the 13.25% Senior Subordinated Notes and amortized over the life of the 13.25% Senior Subordinated Notes on an effective yield method.

  Extinguishment of Debt

     On August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil entered into senior credit facilities with a syndicate of financial institutions. The senior credit facilities include a $205.0 million funded term loan facility (the "Tranche B Senior Term Facility") and a revolving line of

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE H--LONG-TERM DEBT--(CONTINUED)

credit (the "Revolving Credit Facility"). The Revolving Credit Facility provides for up to $70.0 million of which no amounts were outstanding as of June 30, 2000.

     The Revolving Credit Facility bears interest ranging from LIBOR + 2.00% to LIBOR + 3.25%, depending on the results of applicable ratios. The Revolving Credit Facility matures in 2005.

     The senior credit facilities are unconditionally guaranteed, jointly and severally, by Intersil Holding, Intersil and existing and subsequently acquired or organized domestic subsidiaries. The Company's obligations and those of the guarantors under the Senior Credit Facilities are secured by a pledge of all of Intersil's capital stock and by substantially all of the assets of Intersil Holding, Intersil and each of Intersil's existing and subsequently acquired or organized domestic (and, to the extent no adverse consequences will result, foreign) subsidiaries. The senior credit facilities contain various restrictive covenants, including, incurrence of indebtedness, payment of dividends, making certain investments and acquisitions, disposing of assets, among others. The senior credit facilities also require the maintenance of certain ratios.

     Also on August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil Holding issued to Harris a $90.0 million 11.13% Seller Holding PIK Note and issued to Citicorp Mezzanine Partners, L.P. a
$30.0 million 13.5% Subordinated Holding PIK Note.

     On February 25, 2000, the Company issued 22,000,000 shares of common stock at a price of $25.00 per share. From the proceeds of the initial public offering, the Company paid off approximately $419.0 million of debt incurred through the acquisition of the semiconductor business, including all amounts then outstanding under the Tranche B Senior Term Facility, the 11.13% Seller Holding PIK Note and the 13.5% Subordinated PIK Note. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $25.5 million.

     Other

     The other debt consists of five loans made by agencies of the Commonwealth of Pennsylvania with maturity dates ranging from 2003 to 2017 and are secured by Intersil's manufacturing facility in Mountaintop, Pennsylvania, which has a net carrying value of $4.6 million at July 2, 1999 and $4.2 million at June 30, 2000, respectively. The weighted average interest rate for this debt was 3.0% at July 2, 1999 and June 30, 2000.

NOTE I--PREFERRED STOCK

     Intersil Holding has 100,000 shares of preferred stock authorized, stated value of $1,000 per share. The rights of holders of preferred stock will be stipulated at the time of issuance as determined by the board of directors pursuant to the adoption of a shareholder rights plan. On August 13, 1999, Intersil Holding sold 83,434 shares of its 12% Series A Cumulative Compounding Preferred Stock to certain buyers, including Sterling Holding Company, LLC, Harris and certain members of management. The $83.4 million received from the sale was used as a cash equity contribution from Intersil Holding to Intersil for the acquisition of the semiconductor business.

     On August 13, 1999, Intersil Holding granted to certain members of management options to purchase 766.67 shares of Series A Preferred Stock at an option price of $250 per share, and a sign-on bonus in the aggregate amount of $575,025, representing the difference between the stated par value and the option price. The preferred stock options vest immediately. Intersil Holding recorded compensation expense for the $575,025 as of the grant date.

     Concurrent with the initial public offering, Intersil Holding exchanged all outstanding shares of its 12% Series A Cumulative Compounding Preferred Stock plus accrued and unpaid dividends for approximately

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE I--PREFERRED STOCK--(CONTINUED)

2.6 million shares of its Class A Common Stock. Also, the outstanding options to purchase 766.67 shares of Series A Preferred Stock were exchanged for options to purchase 40,881 shares of Class A Common Stock.

NOTE J--LEASE COMMITMENTS

     Total rental expense amounted to $6.3 million in fiscal year 1998, $6.3 million in fiscal year 1999, $0.6 million for the six weeks ended
August 13, 1999 and $5.0 million for the six weeks ended June 30, 2000. Future minimum rental commitments under noncancelable operating leases, primarily used for land and office buildings amounted to approximately $11.8 million at June 30, 2000. These commitments for the years following 2000 (which exclude the estimated rental expense for annually renewable contracts) are: 2001--
$2.4 million, 2002--$1.6 million, 2003--$1.0 million, 2004--$0.6 million,
2005--$0.5 million and $5.7 million thereafter.

NOTE K--BUSINESS EQUITY

     Changes in the business equity of the Predecessor's financial statements are summarized as follows (in thousands):

                                                                                 FISCAL YEAR ENDED        SIX WEEKS ENDED
                                                                            ---------------------------   ---------------
                                                                            JULY 3, 1998   JULY 2, 1999   AUGUST 13, 1999
                                                                            ------------   ------------   ---------------
Balance at beginning of period............................................    $646,173       $699,077        $ 658,879
Net income (loss).........................................................      12,911         27,406           (3,029)
Foreign currency translation adjustments..................................      (1,851)          (574)           2,475
Net cash transfers and billings from (to) Harris Corporation..............      41,844        (67,030)          (1,198)
Purchase price elimination................................................          --             --         (657,127)
                                                                              --------       --------        ---------
Balance at end of period..................................................    $699,077       $658,879        $      --
                                                                              ========       ========        =========

NOTE L--COMMON STOCK

     On February 25, 2000, Intersil Holding completed the filing of a registration statement with the Securities and Exchange Commission for a public offering of shares of its Class A Common Stock. Intersil Holding issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $513.1 million. In connection with the public offering, Intersil Holding effected a 1-for-1.5 reverse stock split of its Class A and Class B Common Stock as of February 23, 2000. All references to common shares in the accompanying financial statements reflect Intersil Holding's reverse stock split, retroactively applied to all periods presented.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE L--COMMON STOCK--(CONTINUED)

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

     On August 13, 1999, Intersil Holding sold 15.76 million shares of Class A Common Stock and 50.91 million shares of Class B Common Stock for approximately $5.0 million. The $5.0 million proceeds, along with the $83.4 million proceeds from the sale of Series A Preferred Stock were used as a cash equity contribution from Intersil Holding to Intersil for the acquisition of the semiconductor business.

     On August 13, 1999, in connection with Intersil Holding's issuance of the 13.5% Subordinated Holding PIK Holding issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of Intersil Holding Class A Common Stock at an exercise price of $.001 per share, subject to certain anti-dilution adjustments. These warrants may be exercised at any time after August 13, 2001 and expire on August 15, 2009. As Intersil Holding's has prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the warrants have become exercisable for 2,222,224 shares of Intersil Holding
Class A Common Stock. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note.

     On May 29, 2000, Intersil Holding acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Needed B.V. ("NWN"). Consideration for the acquisition of NWN was 3.35 million shares of Intersil Holding Class A Common Stock valued at $111.3 million at the date of closing. (Note Q)

     During the 46 weeks ended June 30, 2000, Intersil Holding recorded $0.9 million of unearned compensation for the excess of the fair value of the Class A Common Stock over the grant price for stock sold to certain executives by the majority shareholder of Intersil Holding. Upon the Company's initial public offering, the stock sold became fully vested and the unearned compensation was written off.

     Intersil Holding had an option to purchase 1,161,905 shares from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil Holding repurchased the 1,161,905 shares in January 2000.

     In the third quarter of fiscal year 2000, approximately 1.2 million shares of Class B Common Stock were exchanged for an equivalent number of Class A Common Stock. The exchanged Class B Common Stock is included in the authorized and unissued shares.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE M--INCOME TAXES

     The provisions for income taxes are summarized below (pro forma for predecessor financial statements) (in thousands):

SUCCESSOR (46 WEEKS ENDED JUNE 30, 2000)
Current taxes:
          Federal..................................................................    $   --
          State....................................................................        --
          Foreign..................................................................     4,391
                                                                                       ------
                                                                                        4,391
Deferred taxes:
          Federal..................................................................    (4,198)
          State....................................................................      (482)
          Foreign..................................................................        --
                                                                                       ------
                                                                                       (4,680)
                                                                                       ------

Income tax benefit.................................................................    $ (289)
                                                                                       ======

                                                                                                            SIX WEEKS
                                                                                                              ENDED
                                                                                 FISCAL YEAR ENDED        --------------
                                                                            ---------------------------      AUGUST 13,
PREDECESSOR                                                                 JULY 3, 1998   JULY 2, 1999        1999
                                                                            ------------   ------------   --------------

United States (benefit)...................................................     $4,221        $ (6,626)       $   (399)
International.............................................................      4,910           1,605             352
State and local (benefit).................................................        813          (1,006)            (55)
                                                                               ------        --------        --------
                                                                               $9,944        $ (6,027)       $   (102)
                                                                               ======        ========        ========

     The benefit related to tax deductions for the Company's stock option plans is recorded as an increase to additional paid in capital when realized. For the 46 weeks ended June 30, 2000, the Company realized tax benefits of approximately $2.1 million related to its stock option plans.

     In the year 2000, the Malaysian taxing authority converted its income tax system to a self-assessment system. The new self-assessment system requires Malaysian corporate taxpayers to begin making estimated tax payments in year 2000 based on year 2000 estimated taxable income. Previously, Malaysian corporate taxpayers submitted tax payments following the year of assessment. In fiscal year 1999, the Semiconductor Business made Malaysian taxing payments based on fiscal year 1998's taxable income. As a result of the change in the Malaysian taxing system, the semiconductor business was not required to make tax payments on its fiscal year 1999 Malaysian taxable income, and therefore has not provided a tax provision for Malaysian taxes for the fiscal year ended July 2, 1999, which would have amounted to approximately $15.1 million. The Malaysian tax holiday is effective for Intersil's fiscal year ended July 2, 1999 only, and does not impact the six weeks ended August 13, 1999 or the 46 weeks ended
June 30, 2000.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE M--INCOME TAXES--(CONTINUED)

     The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                                                          (PREDECESSOR)            (SUCCESSOR)
                                                                      ---------------------   ----------------------
                                                                          JULY 2, 1999            JUNE 30, 2000
                                                                      ---------------------   ----------------------
                                                                      CURRENT   NON-CURRENT   CURRENT    NON-CURRENT
                                                                      -------   -----------   --------   -----------
Receivables.........................................................  $   --      $    --     $    239    $      --
Inventory...........................................................      --           --        8,664           --
Fixed Assets........................................................      --           --           --      (21,590)
Intangibles.........................................................      --           --           --      (14,363)
Accrued Expenses....................................................      --           --       18,582           --
NOL Carryforward....................................................      --           --           --       13,961
Depreciation........................................................      --       (7,022)          --           --
All other--net......................................................   3,476           --       (1,717)          --
                                                                      -------     -------     --------    ---------
                                                                      $3,476      $(7,022)    $ 25,768    $ (21,992)
                                                                      =======     =======     ========    =========

     A reconciliation of the statutory United States income tax rate to the Company's effective income tax rate follows:

                                                                 (PREDECESSOR)           (PREDECESSOR)      (SUCCESSOR)
                                                          ---------------------------   ---------------   ---------------
                                                               FISCAL YEAR ENDED        SIX WEEKS ENDED   46 WEEKS ENDED
                                                          ---------------------------   ---------------   ---------------
                                                          JULY 3, 1998   JULY 2, 1999   AUGUST 13, 1999   JUNE 30, 2000
                                                          ------------   ------------   ---------------   ---------------
Statutory U.S. income tax rate..........................       35.0%          35.0%           35.0%             35.0%
State taxes.............................................        2.3           (3.1)            1.1               1.1
International income....................................        5.2          (61.9)          (29.7)              7.6
Research credits........................................       (2.9)          (2.7)            2.2               0.8
In-process research and development.....................         --             --              --             (16.5)
Subpart F...............................................         --             --              --              (7.6)
Goodwill amortization...................................        3.5            4.0            (4.9)             (1.2)
Effect of sale of Malaysian operations..................         --             --              --             (18.0)
Other items.............................................         .4            0.5            (0.5)             (0.5)
                                                             ------         ------           -----             -----
Effective income tax rate...............................       43.5%         (28.2)%           3.2%              0.7%
                                                             ======         ======           =====             =====

     United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil Holding's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

     Pretax income (loss) of international subsidiaries was $10.2 million in fiscal year 1998, $41.9 million in fiscal year 1999, $(1.6) million for the six weeks ended August 13, 1999 and $21.6 million for the 46 weeks ended June 30, 2000.

     Income taxes paid were $14.8 million in fiscal year 1998, $3.4 million in fiscal year 1999, $0.2 million for the six weeks ended August 13, 1999 and $0.6 million for the 46 weeks ended June 30, 2000.

     The Company has a tax year-end of December 31 for federal and state income tax purposes and has estimated that as of December 31, 1999, it had a cumulative federal and state operating loss carryforward of $17.0 million. The federal net operating loss carryforwards will expire in 2020. The state net operating loss carryforwards will expire in varying amounts beginning in 2005. Calculated as of June 30, 2000, the

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE M--INCOME TAXES--(CONTINUED)

Company recorded a deferred tax asset associated with federal and state net operating loss carryforwards of $14.0 million.

     The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

     No valuation allowance has been provided in connection with the net deferred tax asset as the Company expects to be able to utilize its deferred tax assets against future taxable income. Based on the Company's projected taxable income and estimates of future profitability, management has concluded that operating income will more likely than not be sufficient to give rise to income tax expense to cover all deferred tax assets.

NOTE N--GEOGRAPHIC INFORMATION

     Intersil Holding operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

     A summary of the operations by geographic area is summarized below (in thousands):

                                                                   (PREDECESSOR)           (PREDECESSOR)      (SUCCESSOR)
                                                            ---------------------------   ---------------   ---------------
                                                                 FISCAL YEAR ENDED        SIX WEEKS ENDED   46 WEEKS ENDED
                                                            ---------------------------   ---------------   ---------------
                                                            JULY 3, 1998   JULY 2, 1999   AUGUST 13, 1999   JUNE 30, 2000
                                                            ------------   ------------   ---------------   ---------------
United States operations
  Net sales...............................................    $563,180       $519,555        $  54,664         $ 574,867
  Long-lived assets.......................................     386,333        371,448          366,386           333,668

International
  Net sales...............................................      13,656         13,163            2,672            21,982
  Long-lived assets.......................................     122,397        121,330          118,277           112,487

     Export sales included in U.S. operations were, $258.4 million in fiscal year 1998, $254.8 million in fiscal year 1999, $30.4 million for the six weeks ended August 13, 1999 and $340.3 million for the 46 weeks ended June 30, 2000.

NOTE O--FINANCIAL INSTRUMENTS

     The carrying values of accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term maturities of these assets and liabilities. The fair value of long-term debt is based on quoted market prices or pricing models using prevailing financial market information at the date of measurement.

     Letters of credit are issued by Intersil during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of June 30, 2000, Intersil had outstanding letters of credit totaling $2.7 million.

     Intersil Holding markets its products for sale to customers, including distributors, primarily in the United States, Europe and Asia/Pacific. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Intersil Holding maintains an allowance for losses based upon the expected collectibility of all accounts receivable. Intersil Holding believes it is adequately reserved with regard to receivables from its domestic and international customers.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE O--FINANCIAL INSTRUMENTS--(CONTINUED)

     In August 1999, Intersil Holding began to use foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Hedges on anticipated foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 46 weeks ended June 30, 2000 were $3.2 million. At June 30, 2000, open foreign exchange contracts were $30.9 million, all of which were to hedge anticipated foreign cash flow commitments. For the year ended June 30, 2000, Intersil Holding purchased and sold $87.4 million of foreign exchange forward contracts.

     Prior to August 1999, Intersil Holding used foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and firm committed operating expenses. Foreign currency financial instruments were used to reduce the risks that arise from doing business in international markets. Such contracts generally had a term of one year or less. At July 2, 1999, open foreign exchange contracts were $22.0 million, all of which were to hedge off-balance-sheet commitments. Additionally, for the year ended July 2, 1999, the Semiconductor Business purchased and sold $120.7 million of foreign exchange forward contracts.

     Deferred gains and losses are included on a net basis in the Consolidated Balance Sheets as other assets and are recorded in operations as part of the underlying transaction when recognized. At July 2, 1999, Intersil Holding had deferred foreign exchange contract losses on future commitments of approximately $28.6 million.

     Total open foreign exchange contracts and options at July 2, 1999 and June 30, 2000, are described in the table below:

JULY 2, 1999

COMMITMENTS TO BUY FOREIGN CURRENCIES

                                                                      CONTRACT AMOUNT
                                                                ---------------------------    DEFERRED    MATURITIES
CURRENCY                                                        FOREIGN CURRENCY     U.S.       GAINS      (IN MONTHS)
-------------------------------------------------------------   ----------------    -------    --------    -----------
                                                                (IN THOUSANDS)
Malaysian Ringgit............................................          80,589       $19,000     $2,208         1-2

COMMITMENTS TO SELL FOREIGN CURRENCIES

                                                                      CONTRACT AMOUNT
                                                                ---------------------------    DEFERRED    MATURITIES
CURRENCY                                                        FOREIGN CURRENCY     U.S.       GAINS      (IN MONTHS)
-------------------------------------------------------------   ----------------    -------    --------    -----------
                                                                (IN THOUSANDS)
French Franc.................................................          10,900       $ 1,857     $  138         1-2
British Pound................................................             691         1,094          2           1

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE O--FINANCIAL INSTRUMENTS--(CONTINUED)

JUNE 30, 2000

OPTIONS TO SELL FOREIGN CURRENCIES

                                                                                 CONTRACT AMOUNT
                                                                           ---------------------------    MATURITIES
CURRENCY                                                                   FOREIGN CURRENCY     U.S.      (IN MONTHS)
--------                                                                   ----------------    -------    -----------
                                                                                 (IN THOUSANDS)
Euro....................................................................           3,000       $ 2,883        5-6

COMMITMENTS TO SELL FOREIGN CURRENCIES

                                                                                 CONTRACT AMOUNT
                                                                           ---------------------------    MATURITIES
CURRENCY                                                                   FOREIGN CURRENCY     U.S.      (IN MONTHS)
--------                                                                   ----------------    -------    -----------
                                                                                 (IN THOUSANDS)
Euro....................................................................          16,500       $15,697        1-6
British Pound...........................................................           2,300         3,572        1-6
Japanese Yen............................................................       1,190,000        11,655        1-7

NOTE P--EMPLOYEE BENEFIT PLANS

  Equity Compensation Plan

     On November 5, 1999, Intersil Holding adopted the 1999 Equity Compensation Plan (the "Plan") which became effective on August 13, 1999 for salaried officers and key employees. The Plan authorizes the grant of options for up to
7.5 million shares of Intersil Holding Class A Common Stock and can include
(i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock,
(iv) stock appreciation rights, and (v) phantom share awards. The exercise price of each option granted under the Plan shall be determined by a committee of the Board of Directors (the "Board"). The maximum term of any option shall be ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board, currently vesting ratably over approximately 5 years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 666,667 shares of common stock. During the 46 weeks ended June 30, 2000, Intersil Holding granted 1,596,793 options to acquire Intersil Holding Class A Common Stock at a price of $2.25 per share, 1,239,291 options at a price of $25.00 per share, and 118,100 options at an average price of $45.65 per share. The Company accounts for its Equity Compensation Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During the 46 weeks ended June 30, 2000, the Company recorded no deferred compensation. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement No. 123, the Company would have reported a net loss of $43.7 million for the 46 weeks ended June 30, 2000.

     The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions.

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE P--EMPLOYEE BENEFIT PLANS--(CONTINUED)

                                                                                  JUNE 30, 2000
                                                                                  -------------
Expected volatility............................................................         0.5
Dividend yield.................................................................          --
Risk-free interest rate........................................................        6.25%
Expected life, in years........................................................           7

     A summary of the status of the Company's stock option plan as of June 30, 2000, and changes during the 46 weeks then ended are presented in the table below.

                                                                             JUNE 30, 2000
                                                                       --------------------------
                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                                         EXERCISE
                                                                           SHARES         PRICE
                                                                       --------------    --------
                                                                       (IN THOUSANDS)
Outstanding at beginning of period..................................           --         $   --
Granted.............................................................        3,177          15.41
Exercised...........................................................         (194)         10.21
Canceled............................................................          (28)         15.20
                                                                           ------         ------
Outstanding at end of period........................................        2,955         $15.76
                                                                           ======         ======
Exercisable at end of period........................................          191         $ 2.25
                                                                           ======         ======
Weighted average fair value of options granted......................                      $ 5.07
                                                                                          ======

     Information with respect to stock options outstanding and stock options exercisable at June 30, 2000, is as follows:

                                                                OPTIONS OUTSTANDING
                                                      ---------------------------------------      OPTIONS EXERCISABLE
                                                                      WEIGHTED-                   ------------------------
                                                                      AVERAGENG     WEIGHTED-                   WEIGHTED-
                                                                      REMAINING     AVERAGE                     AVERAGE
                                                        PRICE        CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
                  EXERCISE PRICE                      OUTSTANDING        LIFE         PRICE       EXERCISABLE     PRICE
---------------------------------------------------   -----------    -----------    ---------    -----------    ---------
                                                          (IN                                        (IN
                                                      THOUSANDS)                                 THOUSANDS)
$2.25..............................................      1,458           9.19        $  2.25         191          $2.25
$25.00.............................................      1,156           9.65        $ 25.00          --             --
$28.50-$42.13......................................        208           9.89        $ 36.62          --             --
$42.94-$58.50......................................        133           9.89        $ 47.40          --             --

  Employee Stock Purchase Plan

       In February 2000, Intersil Holding adopted the Employee Stock Purchase Plan ("the ESPP") whereby eligible employees can purchase shares of Intersil Holding's common stock. Intersil has received 1,333,334 shares of common stock for issuance under the Plan. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and no more than 16,667 shares may be

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE P--EMPLOYEE BENEFIT PLANS--(CONTINUED)

  purchased by an employee on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010,
  (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or
  (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). As of June 30, 2000, no shares have been issued under the ESPP.

NOTE Q--ACQUISITION OF NO WIRES NEEDED B.V.

     On May 29, 2000, Intersil Holding acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Needed B.V. ("NWN"). Consideration for the acquisition of NWN was 3.35 million shares of Intersil Holding Class A Common Stock valued at $111.3 million at the date of closing. The NWN acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of NWN have been included in the accompanying consolidated financial statements since the acquisition date. The preliminary purchase price exceeded the fair value of the net tangible assets acquired by approximately $109.0 million. NWN had completed all in-process research and development programs prior to its acquisition. Therefore, none of the preliminary purchase price in excess of the fair value of the net tangible assets was allocated to purchase in-process research and development. The preliminary purchase price in excess of fair value of net tangible assets was allocated to goodwill, which will be amortized on a straight-line basis over seven years.

     The following unaudited pro forma consolidated results of operations are presented as if the NWN acquisition occurred on August 14, 1999 (in millions, except per share data):

                                                                                46 Weeks Ended
                                                                                June 30, 2000
                                                                                --------------
Product sales................................................................       $603.2
Net loss before extraordinary item...........................................        (31.7)
Net loss.....................................................................        (57.3)
Net loss to common shareholders..............................................        (62.7)
Net loss per basic and diluted share:........................................        (0.79)

     The pro forma results of operations include adjustments to give affect to additional depreciation and amortization related to the increased value of acquired assets and identifiable intangibles. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

NOTE R-- SALE OF INTERSIL'S KUALA LUMPUR, MALAYSIA-BASED SEMICONDUCTOR ASSEMBLY
        AND TEST OPERATIONS

     On June 30, 2000, Intersil Holding completed the sale of its Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc. ("ChipPAC") which, under a multi-year supply agreement, will supply integrated circuit (IC) assembly and test services to Intersil Holding. Under the terms of the transaction, ChipPAC acquired all of Intersil's Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed-signal capabilities, product distribution center as well as the operation's management team and approximately 2,900 employees. As consideration for the sale, Intersil received approximately $52.5 million in cash and $15.8 million in

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE R-- SALE OF INTERSIL'S KUALA LUMPUR, MALAYSIA-BASED SEMICONDUCTOR
         ASSEMBLY AND TEST OPERATIONS--(CONTINUED)

ChipPAC preferred convertible stock. Intersil Holding recognized a non-recurring charge of $24.8 million for the loss on sale in connection with the transaction.

NOTE S-- FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     Intersil Holding is a holding company for Intersil. All of the operations are conducted through Intersil and its wholly-owned domestic and foreign subsidiaries. On August 13, 1999, in connection with the acquisition, Intersil issued the Notes and entered into the Senior Credit Facilities (Note H), which are fully and unconditionally guaranteed on a joint and several basis by Intersil Holding (Parent), Intersil and all of Intersil's wholly-owned current and future domestic subsidiaries (the "Guarantor Subsidiaries"). Intersil's wholly-owned foreign subsidiaries are not guarantors (the "Non-Guarantor Subsidiaries"). In management's opinion, separate financial statements of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are not material to investors.

     The condensed consolidating financial information presented below includes the Predecessor consolidated balance sheet as of July 2, 1999 and the Predecessor consolidated statements of operations and cash flows for the fiscal years ended July 3, 1998, and July 2, 1999, and the six weeks ended August 13, 1999 for the Predecessor Guarantor and Non-Guarantor Subsidiaries. The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of income operations and cash flows for the 46 weeks ended
June 30, 2000 reflect the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JULY 3, 1998

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                              GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                   (IN THOUSANDS)
REVENUE
  Product sales..........................................     $609,136        $ 418,721       $(451,021)      $576,836

COSTS AND EXPENSES
  Cost of product sales..................................      402,892          388,729        (422,289)       369,332
  Research and development...............................       74,466              659              --         75,125
  Selling, general and administrative....................       79,547           18,637              --         98,184
  Harris corporate expense allocations...................       10,941             (979)             --          9,962
  Goodwill amortization..................................        2,292               --              --          2,292
                                                              --------        ---------       ---------       --------
Operating income (loss)..................................       38,998           11,675         (28,732)        21,941
  Interest net...........................................       40,793           (5,325)        (36,382)          (914)
                                                              --------        ---------       ---------       --------
  Income (loss) before income taxes......................       (1,795)          17,000           7,650         22,855
  Income taxes (benefit).................................         (887)          (1,418)         12,249          9,944
                                                              --------        ---------       ---------       --------
  NET INCOME (LOSS)......................................     $   (908)       $  18,418       $  (4,599)      $ 12,911
                                                              ========        =========       =========       ========

                            YEAR ENDED JULY 2, 1999

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                            GUARANTOR       NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                    (IN THOUSANDS)
REVENUE
  Product sales..........................................     $524,142        $ 480,981       $(472,405)      $532,718

COSTS AND EXPENSES
  Cost of product sales..................................      379,282          337,287        (366,793)       349,776
  Research and development...............................       67,316             (237)             --         67,079
  Selling, general and administrative....................       65,866           18,132              --         83,998
  Harris corporate expense allocations...................       10,115             (812)             --          9,303
  Goodwill amortization..................................        2,414               --              --          2,414
                                                              --------        ---------       ---------       --------
Operating income (loss)..................................         (851)         126,611        (105,612)        20,148
  Interest, net..........................................       33,894           (4,975)        (30,150)        (1,231)
                                                              --------        ---------       ---------       --------
  Income (loss) before income taxes......................      (34,745)         131,586         (75,462)        21,379
  Income taxes (benefit).................................      (39,176)          10,313          22,836         (6,027)
                                                              --------        ---------       ---------       --------
  NET INCOME (LOSS)......................................     $  4,431        $ 121,273       $ (98,298)      $ 27,406
                                                              ========        =========       =========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        SIX WEEKS ENDED AUGUST 13, 1999

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                              GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                    (IN THOUSANDS)
REVENUE
  Product sales..........................................     $ 39,470        $ 129,546       $(111,680)      $ 57,336
COSTS AND EXPENSES
  Cost of product sales..................................       37,484          139,292        (137,095)        39,681
  Research and development...............................        8,511              (12)             --          8,499
  Selling, general and administrative....................        8,986            1,778             144         10,908
  Harris corporate expense allocations...................        1,393              (85)           (144)         1,164
  Intangible amortization................................          326               --              --            326
                                                              --------        ---------       ---------       --------
Operating income (loss)..................................      (17,230)         (11,427)         25,415         (3,242)
  Interest, net..........................................         (161)              50              --           (111)
                                                              --------        ---------       ---------       --------
  Income (loss) before income taxes......................      (17,069)         (11,477)         25,415         (3,131)
  Income taxes (benefit).................................       (4,943)             (15)          4,856           (102)
                                                              --------        ---------       ---------       --------
  NET INCOME (LOSS)......................................     $(12,126)       $ (11,462)      $  20,559       $ (3,029)
                                                              ========        =========       =========       ========

                          46 WEEKS ENDED JUNE 30, 2000

                                                                               SUCCESSOR
                                                ------------------------------------------------------------------------
                                                                              FOREIGN
                                                              GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                 PARENT     SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                --------    ------------    -------------    -----------    ------------
                                                                              (IN THOUSANDS)
REVENUE
  Product sales..............................   $     --      $568,091        $ 527,695       $(498,937)      $596,849
COSTS AND EXPENSES
  Cost of product sales......................         --       362,807          499,438        (509,732)       352,513
  Research and development...................         --        69,341              115              --         69,456
  Selling, general and administrative........        123        75,609           21,495              --         97,227
  Harris corporate expense allocation........         --            --               --              --             --
  Intangible amortization....................         --         9,124            1,562              --         10,686
  In-process research and development........         --        20,239               --              --         20,239
  Other......................................        300           878               --              --          1,178
                                                --------      --------        ---------       ---------       --------
Operating income (loss)......................       (423)       30,093            5,085          10,795         45,550
  Loss on sale of Malaysian operation........         --        24,825               --              --         24,825
  Interest, net..............................      7,855        30,404              (91)             36         38,204
  Equity in subsidiary (loss)................    (19,960)           --               --          19,960             --
                                                --------      --------        ---------       ---------       --------
  Income (loss) before income taxes and
    extraordinary item.......................     11,682       (25,136)           5,176          (9,201)       (17,479)
  Income taxes (benefit).....................         --           193             (482)             --           (289)
                                                --------      --------        ---------       ---------       --------
  Income (loss) before extraordinary item....     11,682       (25,329)           5,658          (9,201)       (17,190)
  Extraordinary item--loss on extinguishment
    of debt, net of tax effect...............       (568)      (24,950)              --              --        (25,518)
                                                --------      --------        ---------       ---------       --------
  Net income (loss)..........................     11,114       (50,279)           5,658          (9,201)       (42,708)
  Preferred dividends........................      5,391         5,391               --          (5,391)         5,391
                                                --------      --------        ---------       ---------       --------
  NET INCOME (LOSS) TO COMMON SHAREHOLDERS...   $  5,723      $(55,670)       $   5,658       $  (3,810)      $(48,099)
                                                ========      ========        =========       =========       ========

                          INTERSIL HOLDING CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                  JULY 2, 1999

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                              GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                 (IN THOUSANDS)
ASSETS
  Trade receivables, net.................................     $ 97,043        $   3,631       $      --       $100,674
  Intercompany balances..................................     (139,993)          19,554         120,439             --
  Inventories............................................       86,986           86,049         (19,213)       153,822
  Other current assets...................................        7,782              946              --          8,728
  Property, plant and equipment, net.....................      291,645          118,885              --        410,530
  Intangibles, net.......................................       45,368               --              --         45,368
  Investment in subsidiaries.............................       10,907           72,195         (83,102)            --
  Other non-current assets...............................       39,721            2,336              --         42,057
                                                              --------        ---------       ---------       --------
    Total Assets.........................................     $439,459        $ 303,596       $  18,124       $761,179
                                                              ========        =========       =========       ========
LIABILITIES AND BUSINESS EQUITY
  Trade payables.........................................     $ 21,503        $   9,565       $      --       $ 31,068
  Compensation and benefits..............................       26,120            6,803              --         32,923
  Other current liabilities..............................       42,778           (8,254)         (7,444)        27,080
  Other non-current liabilities..........................       11,229               --              --         11,229
  Business Equity........................................      337,829          295,482          25,568        658,879
                                                              --------        ---------       ---------       --------
    Total Liabilities and Business Equity................     $439,459        $ 303,596       $  18,124       $761,179
                                                              ========        =========       =========       ========

                                 JUNE 30, 2000

                                                                            SUCCESSOR
                                             ------------------------------------------------------------------------
                                                                           FOREIGN
                                                          GUARANTOR      NON-GUARANTOR    ELIMINATING
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                             --------    ------------    -------------    -----------    ------------
                                                                         (IN THOUSANDS)
ASSETS
  Cash and cash equivalents...............   $     --     $  200,237       $  11,703      $        --      $211,940
  Trade receivables, net..................         --        104,769           6,926               --       111,695
  Intercompany balances...................         --         (3,009)          3,009               --            --
  Inventories.............................         --        126,313             168               --       126,481
  Other current assets....................         --         37,295             372               --        37,667
  Property, plant and equipment, net......         --        223,852           1,632               --       225,484
  Intangibles, net........................         --         80,888         109,262               --       190,150
  Investment in subsidiaries..............    719,768        323,526           1,370       (1,044,664)           --
  Other non-current assets................         --         28,927           1,594                         30,521
                                             --------     ----------       ---------      -----------      --------
    Total Assets..........................   $719,768     $1,122,798       $ 136,036      $(1,044,664)     $933,938
                                             ========     ==========       =========      ===========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Trade payables..........................   $     --     $   32,953       $   4,038      $        --      $ 36,991
  Compensation and benefits...............         --         35,254           3,372               --        38,626
  Other current liabilities...............         --         35,823           5,322               --        41,145
  Long-term debt..........................         --        116,188              --               --       116,188
  Other non-current liabilities...........         --         21,992              --               --        21,992
  Common stock............................        945             --              --               --           945
  Additional paid-in capital..............    718,823            300              --               --       719,123
  Retained deficit........................         --        880,288         121,668       (1,044,664)      (42,708)
  Accumulated other comprehensive income..         --             --           1,636               --         1,636
                                             --------     ----------       ---------      -----------      --------
    Total Liabilities and Shareholders'
      Equity..............................   $719,768     $1,122,798       $ 136,036      $(1,044,664)     $933,938
                                             ========     ==========       =========      ===========      ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            YEAR ENDED JULY 3, 1998

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                             FOREIGN
                                                              GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)......................................     $   (908)        $18,418        $  (4,599)      $ 12,911
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization..........................       51,295          16,036               --         67,331
  Provision for inventory obsolescence...................        7,317              --               --          7,317
  Changes in working capital.............................     (162,132)         12,669          110,235        (39,228)
                                                              --------         -------        ---------       --------
    Net cash provided by (used in) operating
      activities.........................................     (104,428)         47,123          105,636         48,331

INVESTING ACTIVITIES:
Property, plant and equipment............................      (49,762)        (40,422)              --        (90,184)
                                                              --------         -------        ---------       --------
    Net cash used in investing activities................      (49,762)        (40,422)              --        (90,184)

FINANCING ACTIVITIES:
  Proceeds from borrowings...............................        2,750              --               --          2,750
  Payments of borrowings.................................          (83)             --               --            (83)
  Net cash transfer and billings from (to) parent........      151,523          (4,043)        (105,636)        41,844
                                                              --------         -------        ---------       --------
    Net cash provided by (used in) financing
      activities.........................................      154,190          (4,043)        (105,636)        44,511
Effect of exchange rates on cash.........................           --          (2,658)              --         (2,658)
                                                              --------         -------        ---------       --------
Net increase in cash.....................................           --              --               --             --
Cash at the beginning of the period......................           --              --               --             --
                                                              --------         -------        ---------       --------
Cash at the end of the period............................     $     --         $    --        $      --       $     --
                                                              ========         =======        =========       ========

                            YEAR ENDED JULY 2, 1999

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                             GUARANTOR      NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)......................................    $    4,431       $ 121,273       $ (98,298)      $ 27,406
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization..........................        59,615          21,016              --         80,631
  Provision for inventory obsolescense...................         3,894              --              --          3,894
  Changes in working capital.............................       144,087          19,084        (163,853)          (682)
                                                             ----------       ---------       ---------       --------
    Net cash provided by (used in) operating
      activities.........................................       212,027         161,373        (262,151)       111,249

INVESTING ACTIVITIES:
Cash paid for acquired business..........................        (1,335)             --              --         (1,335)
Property, plant and equipment............................       (21,648)        (16,915)             --        (38,563)
                                                             ----------       ---------       ---------       --------
    Net cash used in investing activities................       (22,983)        (16,915)             --        (39,898)

FINANCING ACTIVITIES:
  Proceeds from borrowings...............................           800              --              --            800
  Payments of borrowings.................................          (302)             --              --           (302)
  Net cash transfer and billings from (to) parent........      (189,542)       (139,639)        262,151        (67,030)
                                                             ----------       ---------       ---------       --------
    Net cash provided by (used in) financing
      activities.........................................      (189,044)       (139,639)        262,151        (66,532)
Effect of exchange rates on cash.........................            --          (4,819)             --         (4,819)
                                                             ----------       ---------       ---------       --------
Net increase in cash.....................................            --              --              --             --
Cash at the beginning of the period......................            --              --              --             --
                                                             ----------       ---------       ---------       --------
Cash at the end of the period............................    $       --       $      --       $      --       $     --
                                                             ==========       =========       =========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        SIX WEEKS ENDED AUGUST 13, 1999

                                                                                    PREDECESSOR
                                                            ------------------------------------------------------------
                                                                              FOREIGN
                                                             GUARANTOR      NON-GUARANTOR    ELIMINATING
                                                            SUBSIDIARIES    SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                                            ------------    -------------    -----------    ------------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)......................................    $  (11,462)      $ (12,126)      $  20,559       $ (3,029)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
  Depreciation and amortization..........................         2,380           6,693              --          9,073
  Provision for inventory obsolescense...................         1,919              --              --          1,919
  Non-current deferred income taxes......................            --           4,815          (9,571)        (4,756)
  Changes in working capital.............................       208,945         128,451        (337,221)           175
                                                             ----------       ---------       ---------       --------
    Net cash provided by (used in) operating
       activities........................................       201,782         127,833        (326,233)         3,382
INVESTING ACTIVITIES:
Property, plant and equipment............................        (1,020)           (867)             --         (1,887)
                                                             ----------       ---------       ---------       --------
    Net cash used in investing activities................        (1,020)           (867)             --         (1,887)
FINANCING ACTIVITIES:
  Payments of borrowings.................................            --           4,535          (4,567)           (32)
  Net cash transfer and billings from (to) parent........      (200,497)       (131,501)        330,800         (1,198)
                                                             ----------       ---------       ---------       --------
    Net cash provided by (used in) financing
       activities........................................      (200,497)       (126,966)        326,233         (1,230)
Effect of exchange rates on cash.........................         1,177              --              --          1,177
                                                             ----------       ---------       ---------       --------
Net increase in cash.....................................         1,442              --              --          1,442
Cash at the beginning of the period......................            --              --              --             --
                                                             ----------       ---------       ---------       --------
Cash at the end of the period............................    $    1,442       $      --       $      --       $  1,442
                                                             ==========       =========       =========       ========

                          46 WEEKS ENDED JUNE 30, 2000

                                                                                 SUCCESSOR
                                                 -------------------------------------------------------------------------
                                                                                FOREIGN
                                                               GUARANTOR      NON-GUARANTOR    ELIMINATING
                                                  PARENT      SUBSIDIARIES    SUBSIDIARIES      ENTRIES       CONSOLIDATED
                                                 ---------    ------------    -------------    -----------    ------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)...........................   $  11,114     $  (50,279)      $   5,658        $(9,201)      $  (42,708)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities
  Depreciation and amortization...............          --         52,500           8,788             --           61,288
  Provision for inventory obsolescense........          --         23,906              --             --           23,906
  Write-off of in-process research and
    development...............................          --         20,239              --             --           20,239
  Write-off of unearned compensation..........         878             --              --             --              878
  Loss on sale of Malaysian operations........          --             --          24,825             --           24,825
  Non-current deferred income taxes...........          --         (4,680)             --             --           (4,680)
  Changes in working capital..................    (527,091)       622,854         (77,573)         9,201           27,391
                                                 ---------     ----------       ---------        -------       ----------
    Net cash provided by (used in) operating
      activities..............................    (515,099)       664,540         (38,302)            --          111,139
INVESTING ACTIVITIES:
Sale of Malaysian operation...................          --             --          52,500             --           52,500
Property, plant and equipment.................          --        (35,031)         (3,782)            --          (38,813)
                                                 ---------     ----------       ---------        -------       ----------
    Net cash provided by (used in) investing
      activities..............................          --        (35,031)         48,718             --           13,687
FINANCING ACTIVITIES:
Proceeds from offering........................     513,114             --              --             --          513,114
Proceeds from exercise of stock options.......       1,985             --              --             --            1,985
Payments of borrowings........................          --       (435,204)             --             --         (435,204)
                                                 ---------     ----------       ---------        -------       ----------
  Net cash provided by (used in) financing
    activities................................     515,099       (435,204)             --             --           79,895
Effect of exchange rates on cash and cash
  equivalents.................................          --             --            (158)            --             (158)
                                                 ---------     ----------       ---------        -------       ----------
Net increase in cash and cash equivalents.....          --        194,305          10,258             --          204,563
Cash at the beginning of the period...........          --          5,932           1,445             --            7,377
                                                 ---------     ----------       ---------        -------       ----------
Cash and cash equivalents at the end of the
  period .....................................   $      --     $  200,237       $  11,703        $    --       $  211,940
                                                 =========     ==========       =========        =======       ==========

NOTE T--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                      QUARTERS ENDED
                                                                    ---------------------------------------------------
                                                                    OCTOBER 1,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                                      1999          1999            2000        2000
                                                                    ----------    ------------    ---------    --------
                                                                                       (IN MILLIONS)
Net sales........................................................     $134.0         $158.1        $ 170.9      $191.2
Gross margin.....................................................       48.3           61.7           69.4        82.6
Income (loss) before extraordinary item..........................      (23.1)          (1.7)           2.8         1.8
Extraordinary item...............................................         --             --          (25.5)         --
                                                                      ------         ------        -------      ------
Net income (loss)................................................     $(23.1)        $ (1.7)       $ (22.7)     $  1.8
                                                                      ======         ======        =======      ======
Net income (loss) to common shareholders.........................     $(24.5)        $ (4.2)       $ (24.2)     $  1.8
Per Share (Basic):
  Income (loss) before extraordinary item........................     $(0.37)        $(0.06)       $  0.02      $ 0.02
  Extraordinary item.............................................         --             --          (0.34)         --
                                                                      ------         ------        -------      ------
  Net income (loss)..............................................     $(0.37)        $(0.06)       $ (0.32)     $ 0.02
                                                                      ======         ======        =======      ======
Per Share (Diluted):
  Income (loss) before extraordinary item........................     $(0.37)        $(0.06)       $  0.02      $ 0.02
  Extraordinary item.............................................         --             --          (0.34)         --
                                                                      ------         ------        -------      ------
  Net income (loss)..............................................     $(0.37)        $(0.06)       $ (0.32)     $ 0.02
                                                                      ======         ======        =======      ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the persons who are members of our Board of Directors, key employees or executive officers. With the exception of Messrs. Conn, Peeters and Pokelwaldt, who joined as directors on April 19, 2000, each of our directors has served as director since our formation on June 2, 1999. Our directors will continue to hold office until the next annual meeting of shareholders or until a successor has been elected and qualified. With one exception, each of our officers has served as an officer since our formation, and each of our officers will hold office until the first meeting of directors after its next annual meeting of shareholders or until a successor has been elected and qualified.

NAME                                         AGE                                TITLE
------------------------------------------   ---   ---------------------------------------------------------------
Gregory L. Williams.......................   47    Chief Executive Officer, Director
Daniel J. Heneghan........................   44    Vice President, Chief Financial Officer and Assistant Secretary
Larry W. Sims.............................   43    Vice President, Marketing and Sales
Lawrence J. Ciaccia.......................   41    Vice President, General Manager, PRISM(R) Wireless
W. Russell Morcom.........................   54    Vice President, General Manager, Discrete Power
Stephen M. Moran..........................   43    Vice President, General Counsel and Secretary
Julie B. Forbes...........................   43    Vice President, Human Resources
Robert W. Conn............................   58    Director
Gary E. Gist..............................   53    Director
Jan Peeters...............................   49    Director
Robert N. Pokelwaldt......................   64    Director
James A. Urry.............................   45    Director

     Gregory L. Williams, Chief Executive Officer, Director. Mr. Williams is our Chief Executive Officer and one of our directors. From October 1998 to August 1999, Mr. Williams was President of the semiconductor business at Harris. From January 1998 to October 1998, Mr. Williams was Vice President and General Manager of the Power Products Division at Harris. From 1984 to 1998,
Mr. Williams also served as Vice President and Assistant General Manager of the Semiconductor Components Group, Vice President and General Manager of the Power Products Division, and Vice President and Director of Automotive World Marketing at Motorola Semiconductor, and from 1977 to 1984, Mr. Williams served with General Electric Company.

     Daniel J. Heneghan, Vice President, Chief Financial Officer and Assistant Secretary. Mr. Heneghan is our Vice President, Chief Financial Officer and Assistant Secretary. From 1996 to August 1999, Mr. Heneghan was Vice President and Controller of the semiconductor business at Harris. From 1994 to 1996, Mr. Heneghan was Vice President of Digital Products of the semiconductor business at Harris. Mr. Heneghan also served at various times as Division Controller of the semiconductor business at Harris, Director of Planning at Harris, Director of Finance at Harris and Senior Financial Analyst with Royal Crown Cola.

     Larry W. Sims, Vice President, Marketing and Sales. Mr. Sims is our Vice President, Marketing and Sales. From August 1998 to August 1999, Mr. Sims was Vice President, Sales of the semiconductor business at Harris. From 1979 to 1998, Mr. Sims served in various sales management positions at Motorola Semiconductor.

     Lawrence J. Ciaccia, Vice President, General Manager, PRISM(R) Wireless. Mr. Ciaccia is our Vice President and General Manager, PRISM(R) Wireless Products Business Unit. From February 1998 to December 1999, Mr. Ciaccia was Vice President and Director of Engineering for the PRISM(R) Wireless Products business at Harris. From 1997 to 1998 Mr. Ciaccia was Director of Strategic and Product Marketing for the Multimedia Products business at Harris. Mr. Ciaccia also served at various times from 1993 to 1997 as Director of Engineering for several different semiconductor businesses at Harris.

     W. Russell Morcom, Vice President, General Manager, Discrete
Power. Mr. Morcom is our Vice President and General Manager, Discrete Power. From 1997 to August 1999, Mr. Morcom was Vice

President and General Manager, Operations and Quality of the semiconductor business at Harris. From 1991 to 1997, Mr. Morcom was Vice President and General Manager, Semiconductor Products Division of the semiconductor business of Harris.

     Julie B. Forbes, Vice President, Human Resources. Ms. Forbes joined our company as Vice President, Human Resources in August 1999. Prior to joining us, Ms. Forbes was the Vice President and Director of Human Resources for the Satellite Communications Group of Motorola from 1998 to 1999. From 1992 until 1998, Ms. Forbes served in various other Human Resources positions in the Semiconductor Products Sector of Motorola.

     Stephen M. Moran, Vice President, General Counsel and Secretary. Mr. Moran joined our company as Vice President, General Counsel, and Secretary in January of 2000. Prior to joining us, Mr. Moran served with Toshiba America, Inc. from September 1996 until January 2000 and served as the Vice President and General Counsel for Toshiba America Electronic Components, Inc. (Toshiba America's Semiconductor Company) from January 1998 to January 2000. From March 1992 until September 1996, Mr. Moran was the General Counsel of ITT Cannon, Inc., an ITT Industries corporation.

     Robert W. Conn, Director. Dr. Conn is one of our directors. Dr. Conn has been the Dean of the Jacobs School of Engineering, University of California, San Diego, and the Walter J. Zable Endowed Chair in Engineering since 1994. Prior to joining University of California, San Diego, Dr. Conn served as Professor of Engineering and Applied Sciences and founding Director of the Institute of Plasma and Fusion Research at the University of California, Los Angeles. Dr. Conn has been editor of the journal Fusion Engineering and Design, since 1986. Dr. Conn recently served as a member of the President's Committee of Advisors on Science and Technology Panel on Energy R&D Policy for the 21st Century, which service ended in 1998.

     Gary E. Gist, Director. Mr. Gist is one of our directors. Mr. Gist has served as the President and Chief Executive Officer of Palomar Technological Companies since 1995, a corporation made up of a diverse group of companies that focus on designing and manufacturing electronic products including the following companies: HID Corporation, AML Wireless Systems, Inc., Palomar Display Products, Inc., Palomar Products, Inc. and Palomar Technologies, Inc. Prior to 1995, he was Division Manager of the Technology Products Division of Hughes Industrial Electronics Company.

     Jan Peeters, Director. Mr. Peeters is one of our directors. Mr. Peeters is the founder, Chairman, President, Chief Executive Officer and a major shareholder of Olameter Inc., a communications and data management service provider which he formed in 1998. Mr. Peeters was a founder, Vice-Chairman, President and Chief Executive Officer of Fonorola Inc. where he held the position of President and Chief Executive Officer since 1990 and the position of Vice-Chairman since 1994, until that company was sold to Call-Net Enterprises in June 1998. Mr. Peeters serves on the Board of Directors of Call-Net Enterprises and Cogeco, Inc.

     Robert N. Pokelwaldt, Director. Mr. Pokelwaldt is one of our directors. Mr. Pokelwaldt retired as the Chairman and Chief Executive Officer of YORK International Corporation, an independent supplier of heating, ventilating, air conditioning, and refrigeration products in the U.S. and internationally in November 1999. He became President and Chief Executive Officer of YORK in 1991, and Chairman of YORK in January 1993. Mr. Pokelwaldt joined YORK as President of Applied Systems Worldwide, a YORK Division, in 1988, and two years later was appointed President and Chief Operating Officer of YORK International. Mr. Pokelwaldt serves on the Board of Directors of Mohawk Industries, Susquehanna Pfaltzgraff, Inc. and Carpenter Technology.

     James A. Urry, Director. Mr. Urry is one of our directors. Mr. Urry has been with Citibank, N.A. since 1981 serving as a Vice President since 1986. He has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of ours, since 1989. He is also a Director of Airxcel, Inc., Hancor Holding Corporation, IKS Corporation, Palomar Technological Companies and York International Corporation.

     Our Board of Directors currently consists of six directors, determined as follows: our chief executive officer, one individual designated by Sterling, up to two independent directors designated by Sterling (to the extent permitted by applicable law as determined in Sterling's sole discretion) and, in the event the Board includes two independent directors designated by Sterling, one additional individual designated by Sterling.

The holders of a majority of the outstanding shares of Class A Common Stock (including any shares of Class A Common Stock held by Sterling) have the right to veto the election of any independent directors designated by Sterling. Under our Shareholders' Agreement, each of our shareholders prior to the initial public offering (owning in the aggregate 18,554,703 shares, or approximately 41%, of the outstanding Class A Common Stock, our only class of voting stock, and 49,746,482 shares, or 100%, of Class B Common Stock which are convertible into shares of Class A Common Stock on a one-to-one basis) agrees to take all action necessary (including voting his, her or its shares, calling special meetings and executing and delivering written consents) to ensure our Board of Directors will be composed at all times as described in this paragraph.

DIRECTOR COMPENSATION AND ARRANGEMENTS

     Those directors who are employed by us or by Citicorp Venture Capital Ltd. do not receive compensation for their services as directors. All other directors receive cash in the amount of $10,000 per year and $1,500 and $1,000, respectively, per board and committee meeting attended and non-cash compensation of a one-time appointment grant of options to purchase 7,500 shares of our Class A Common Stock and an annual grant of options to purchase 5,000 shares of our Class A Common Stock. All directors will be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; AUDIT COMMITTEE

     James A. Urry and Gary E. Gist are the members of our Compensation Committee. Jan Peeters, Gary E. Gist, and Robert N. Pokelwaldt are the members of our Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On the basis of reports and representations submitted by or on behalf of the directors, executive officers and ten percent shareholders of us, all Forms 3, 4 and 5 showing ownership of and changes in ownership in our equity securities during fiscal year 2000 were timely filed with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

     The following table sets forth certain information concerning the compensation received by our five most highly compensated officers for services rendered in fiscal years 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                 ---------------------------
                                                                                    AWARDS
                                              ANNUAL COMPENSATION                -------------     PAYOUTS
                                   ------------------------------------------    SECURITIES       ----------
       NAME AND          FISCAL                            OTHER ANNUAL          UNDERLYING         LTIP         ALL OTHER
  PRINCIPAL POSITION     YEAR       SALARY     BONUS(1)    COMPENSATION(2)(3)    OPTIONS(4)       PAYOUTS       COMPENSATION(5)
----------------------   ------    --------    --------    ------------------    -------------    ----------    ---------------

Gregory L. Williams...    2000     $399,615    $ 49,559         $430,052            140,000         $    0          $29,312
  Chief Executive         1999      318,615      20,531            6,925                  0              0           12,207
    Officer

Larry W. Sims.........    2000      239,231      41,698          421,239             63,334              0            6,666
  Vice President,         1999      185,769     117,953           47,174                  0              0            1,889
  Marketing and Sales

George L. Gidzinski...    2000      190,769      22,173                0             63,334         19,620           10,899
  Vice President and      1999      133,269      46,683            3,264                  0         28,350           15,128
  General Manager,
  Analog and
  Mixed-Signal

W. Russell Morcom.....    2000      186,923      51,360                0             63,334         49,050           16,099
  Vice President and      1999      170,000     113,623           10,798                  0         70,875           57,114
  General Manager,
  Discrete Power

Daniel J. Heneghan....    2000      179,712      44,287                0             63,334         17,249           10,405
  Vice President,         1999      121,980      44,121            1,920                  0         24,924           23,774
  Chief Financial
  Officer and
  Assistant Secretary

------------------
(1) This category includes Annual Incentive Plan bonus for all officers and a sales incentive compensation bonus for Mr. Sims. It also includes a disruption bonus for Mr. Heneghan in the amount of $25,000 in fiscal year 2000 and a disruption and signing bonus for Mr. Sims in the amount of $65,000 in fiscal 1999.

(2) Except for Mr. Williams and Mr. Sims, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for fiscal year 2000.
    Mr. Williams' and Mr. Sims' personal benefits for fiscal year 2000 included relocation expenses and applicable taxes associated with their relocation to the corporate office in Irvine, California.

(3) Except for Mr. Sims, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of the lesser of $50,000 or 10% of annual salary and bonus for fiscal year 1999. Mr. Sims' personal benefits for fiscal year 1999 included relocation expenses and applicable taxes associated with his relocation to Melbourne, Florida. The other amounts reported represent dividend equivalent payments on outstanding performance shares granted under Harris' Stock Incentive Plan for which the performance period had not expired.

(4) All stock options were granted under the Intersil Holding Corporation 1999 Equity Compensation Plan. The stock option grants terminate ten years from the date of grant and vest over a five year period--20% upon each of the first five anniversary dates of the grant.

(5) Amounts reported reflect contributions and allocations to defined contribution retirement plans and the value of insurance premiums for term life insurance and disability insurance.

     The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2000.

                                                                                                         POTENTIAL REALIZABLE
                                                   OPTIONS GRANTED IN LAST FISCAL YEAR                         VALUE AT
                                       ------------------------------------------------------------      ASSUMED ANNUAL RATES
                                                      PERCENTAGE OF                                            OF STOCK
                                                      ALL OPTIONS                                         PRICE APPRECIATION
                                       NUMBER OF      GRANTED TO                                              FOR OPTION
                                       SECURITIES     ALL EMPLOYEES                                            TERM (4)
                                       UNDERLYING     IN FISCAL            EXERCISE      EXPIRATION    ------------------------
                NAME                   OPTIONS (1)     YEAR (2)             PRICE         DATE (3)         5%           10%
------------------------------------   -----------    -----------------    ----------    ----------    ----------    ----------
Gregory L. Williams.................     140,000             4.4%            $25.00       2/24/2010    $2,201,131    $5,578,099
Larry W. Sims.......................      63,334             2.0              25.00       2/24/2010       995,760     2,523,452
George L. Gidzinski.................      63,334             2.0              25.00       2/24/2010       995,760     2,523,452
W. Russell Morcom...................      63,334             2.0              25.00       2/24/2010       995,760     2,523,452
Daniel J. Heneghan..................      63,334             2.0              25.00       2/24/2010       995,760     2,523,452

------------------
(1) These options vest in twenty-percent increments on the first five anniversaries of the grant date of February 24, 2000.
(2) A total of 3,177,184 options were granted to Intersil employees under the Intersil Stock Option Plan in fiscal year 2000.
(3) The options will expire ten years after the grant date of February 24, 2000.
(4) Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10%, set by the Securities and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.

     The following table sets forth information regarding the number and value of options held by the executive officers named in the Summary Compensation Table at the end of fiscal year 2000.

                    OPTION VALUES AT END OF LAST FISCAL YEAR

                                                                 NUMBER OF SECURITIES                NET VALUE OF
                                                                UNDERLYING UNEXERCISED         UNEXERCISED IN-THE-MONEY
                                                                 OPTIONS AT YEAR-END            OPTIONS AT YEAR-END(1)
                                                             ----------------------------    ----------------------------
                                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                             -----------    -------------    -----------    -------------
Gregory L. Williams.......................................         --          140,000             --        $ 4,068,400
Larry W. Sims.............................................         --           63,334             --          1,840,486
George L. Gidzinski.......................................         --           63,334             --          1,840,486
W. Russell Morcom.........................................         --           63,334             --          1,840,486
Daniel J. Heneghan........................................         --           63,334             --          1,840,486

------------------
(1) Reflects net pre-tax amounts determined by subtracting the exercise price from $54.06 per share, the fair market value of common stock at the end of fiscal year 2000.

EMPLOYMENT AGREEMENTS

     We and Intersil entered into an employment agreement with Mr. Williams for him to serve as our Chief Executive Officer and a member of our Board of Directors. His employment agreement provides for an annual base salary of $425,000, subject to increases and annual performance bonuses at the discretion of the Board of Directors. The agreement also provides for Mr. Williams to receive our standard benefits. The term of the agreement is 60 months from August 13, 1999, subject to automatic renewal for successive one year terms, unless either we give or Mr. Williams gives prior notice of non-renewal. Mr. Williams is subject to a noncompetition covenant during the term of his agreement and for a period of one year following termination or expiration of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of each holder of 5% or more of the outstanding shares of our Class A Common Stock (the only voting class of stock) and Class B Common Stock, each director and each executive officer named in the Summary Compensation Table, and all directors and officers as a group, as of June 30, 2000. The table does not include shares of our Class A Common Stock issuable upon conversion of the warrants and the warrants issued in connection with the 13.5% Subordinated Holding PIK Note due 2010.

     Unless otherwise indicated, the address of each person owning more than 5% of our outstanding shares is c/o Intersil Holding Corporation, 7585 Irvine Center Drive, Suite 100, Irvine, California 92618.

                                      CLASS A               CLASS B
                                   COMMON STOCK (1)     COMMON STOCK (2)
                                -------------------   -------------------   PERCENT OF ALL
NAME OF BENEFICIAL OWNER          NUMBER    PERCENT     NUMBER    PERCENT   COMMON STOCK (3)
------------------------------- ----------  -------   ----------  -------   ----------------
Sterling Holding Company, ..... 10,738,026   23.98%   45,214,898   90.89%       59.20%
  LLC(4)(5)

Harris Corporation(6) .........    892,806    2.00%    4,531,584    9.11%        5.74%
1025 W. NASA Boulevard
Melbourne, Florida 32919

Gregory L. Williams(7) ........  2,090,056    4.67%           --      --         2.21%

W. Russell Morcom(8) ..........    573,570    1.28%           --      --           *

Larry W. Sims(9)...............    669,629    1.56%           --      --           *

George L. Gidzinski(10)........    461,098    1.03%           --      --           *

Daniel J. Heneghan(11) ........    394,199     *              --      --           *

Karl McCalley .................    285,006     *              --      --           *

Ray D. Odom(12) ...............    357,074     *              --      --           *

Julie B. Forbes(13) ...........    277,486     *              --      --           *

Lawrence J. Ciaccia(14) .......    355,238     *              --      --           *

Stephen M. Moran...............     33,334     *              --      --           *

James A. Urry(15) .............     32,024     *              --      --           *

Gary E. Gist(16) ..............      4,708     *          33,478      *            *

Robert W. Conn.................       --       *              --      --           *

Jan Peeters....................      3,034     *              --      --           *

Robert N. Pokelwaldt...........       --       *              --      --           *

All directors, officers and
other management investors as a
group (15 persons) ............  5,564,942   12.43%       33,478      *          5.89%


------------------
  *  Less than 1%.
 (1) Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of his, her or its shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.
 (2) Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of his, her or its shares into an equal number of shares of Class B Common Stock.
 (3) Represents the percentage of the total number of shares of Class A Common Stock and Class B Common Stock combined.
 (4) An affiliate of Credit Suisse First Boston Corporation owns an interest in Sterling and could have the right to acquire up to 1,070,733 shares of Class A Common Stock.
 (5) Citicorp Venture Capital Ltd. owns an interest in Sterling and could have the right to acquire up to 42,055,184 shares of Class A or Class B Common Stock. Citicorp Mezzanine Partners, L.P., the general partner of which is an affiliate of Citicorp Venture Capital, contributed $30.0 million in cash to our company in exchange for the 13.5%

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

     Subordinated Holding PIK Note due 2010 and warrants to purchase 3,703,707 shares of our Class A Common Stock. We contributed the $30.0 million to Intersil as a capital contribution. Upon repayment of the 13.5% Subordinated PIK Note due 2010, the warrants became exercisable for 2,222,224 shares of our Class A Common Stock.
 (6) The shares reported by Harris are owned by Manatee Investment Corporation, a wholly owned subsidiary of Harris. Harris may be deemed to beneficially own these shares.
 (7) Includes 2,053,116 shares owned by Gregory L. Williams and Linda H. Williams. Does not include 66,667 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO Brooke M. Williams, 66,667 shares held by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO Tina L. Williams and 26,667 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO Millard L. Williams and Jeanette M. Williams for which Mr. Willaims disclaims beneficial ownership. Includes 21,798 shares owned by Linsco/Private Ledger, as Trustee for Gregory L. Williams IRA Account. Includes currently exercisable options to purchase 15,142 shares of our Class A Common Stock.
 (8) Includes 569,027 shares owned by W. Russell Morcom Revocable Trust. Does not include 66,667 shares owned by W. Russell Morcom Irrevocable Trust FBO Brad Allen Morcom dated 12/23/99 and 66,667 shares owned by W. Russell Morcom Irrevocable Trust FBO Todd Russell Morcom dated 12/23/99 for which Mr. Morcom disclaims beneficial ownership. Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
 (9) Includes 569,027 shares owned by Larry W. Sims and Elizabeth Sims, 100,000 shares owned by Lesgrat No. 00-1, a trust holding shares on behalf of its beneficial owners, 13,334 shares owned by Larry and Elizabeth Sims, LS Parents Trust No. 00-1 and 13,334 shares owned by ES Parents Trust No. 00-1. Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
(10) Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
(11) Includes 389,656 shares owned by Daniel J. Heneghan and Barbara Heneghan. Includes currently exercisable options to purchase 3,029 shares of our Class A Common Stock.
(12) Does not include 13,334 shares owned by the Jennifer Odom Irrevocable Trust U/T/D 12/29/99 and 13,334 shares owned by the Brian Odom Irrevocable Trust U/T/D 12/29/99 for which Mr. Odom disclaims beneficial ownership. Includes currently exercisable options to purchase 3,029 shares of our Class A Common Stock.
(13) Includes 126,259 shares owned by Julie B. Forbes Trust D/T/D 3/23/00, 126,258 shares owned by the Peter K. Forbes Trust D/T/D 3/23/00, 9,456 shares owned by the Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO Jake P. Forbes and 9,456 shares owned by Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO Jennifer Leigh Forbes. Includes currently exercisable options to purchase 6,057 shares of our Class A Common Stock.
(14) Includes 288,570 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia and 66,668 shares owned by the Lawrence J. Ciaccia and Marcia R. Ciaccia Trust dated 1/20/00.
(15) James A. Urry, who is one of our directors, is affiliated with Sterling in the capacities described under "Management--Directors and Executive Officers" and footnote (6) above. All shares reported for Mr. Urry are held by Sterling, but do not include all shares held by Sterling, which Mr. Urry may be deemed to beneficially own as a result of his affiliation with Sterling. Mr. Urry disclaims beneficial ownership of all shares held by Sterling, except for those shares reported for Mr. Urry, which Mr. Urry has the right to acquire in exchange for an ownership interest in Sterling.
(16) Gary E. Gist owns an interest in Sterling and could have the right to exchange that interest for up to 38,186 shares of our common stock.

                               ------------------

     Sterling Holding Company, LLC, or Sterling, our principal shareholder, also owns 7.1% of Class A Common Stock and 100% of Class B Common Stock of Fairchild Semiconductor International, Inc., one of our competitors. Fairchild Semiconductor Corporation is a wholly owned subsidiary of Fairchild Semiconductor International, Inc.

Item 13. Certain Relationships and Related Transactions

     Citicorp Mezzanine Partners, L.P. contributed $30.0 million in cash to us in exchange for the 13.5% Subordinated PIK Note due 2010 and warrants to purchase 3,703,707 shares of our Class A Common Stock. The 13.5% Subordinated PIK Note due 2010 was repaid in full with the proceeds of our initial public offering and, as a result of early repayment, the number of shares subject to such warrants was reduced to 2,222,224 shares. We contributed the $30.0 million from Citicorp Mezzanine Partners, L.P. to Intersil as a capital contribution. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital Ltd. Citicorp Venture Capital Ltd. owns an interest in Sterling, one of our principal shareholders.

     Sterling Holding Company, LLC, Harris and certain members of our senior management entered into a Shareholders' Agreement containing certain agreements among the shareholders regarding our capital stock and corporate governance. We exercised our option under the Shareholders' Agreement to repurchase from Sterling Holding Company, LLC a total of 1,833,333 shares of Class A Common Stock for an aggregate purchase price of $137,500 to reissue to our employees.

     We purchased from Harris selected portions of the semiconductor business. Harris entered into with us various agreements, including the Intellectual Property Agreement, the Patent Assignment and Services Agreement, the License Assignment Agreement, the Secondary Trademark Assignment and License Agreement, the Harris Trademark License Agreement and the Royalty Agreement.

     o The Intellectual Property Agreement provides for the assignment by Harris to us of its entire ownership, right, title and interest in some intangible property rights owned by Harris and specific to the semiconductor business.

     o The Patent Assignment and Services Agreement provides for the assignment by Harris to us, subject to pre-existing license rights, of about 1,300 patent rights. Harris retained the rights to some patents for up to three years before assigning their entire right, title and interest therein to us (provided that the patents are not in litigation at the time, and no royalties are owed on licenses to the patents). During the interim preceding the assignment of these retained patents, Harris granted us a worldwide, royalty-free, non-exclusive license thereto, without the right to sublicense.

     o The License Assignment Agreement provides for the assignment by Harris to us of certain license agreements that may be assigned without the consent of third party licensors and licensees and also provides that Harris will provide us with the economic benefit of certain other material license agreements that may not be assigned without the consent of third party licensors and licensees.

     o The Secondary Trademark Assignment and License Agreement provides for the assignment by Harris to us of some trademarks related to products of the semiconductor business and provides that we grant back to Harris worldwide, non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks assigned by Harris to us.

     o The Harris Trademark License Agreement provides for the grant by Harris to us of non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks and product-embedded trademarks, which embedded trademarks will not be eliminated until the relevant product is discontinued.

     o The Royalty Agreement provides for our payment to Harris of 2% of the revenue generated by the sales of the PRISM(R)chip sales until August 13, 2004.

     In June 2000, we sold our assembly and test facilities in Malaysia along with related intellectual property to ChipPAC in exchange for $52.5 million in cash and preferred stock of ChipPAC that has an aggregate liquidation preference of $17.5 million. We also assigned to ChipPAC patents, copyrights and technical information used exclusively in or associated exclusively with our assembly and test facilities in Malaysia and granted ChipPAC a worldwide, nonexclusive, royalty-free license under other of our patents, copyrights and technical information that is also used in or related to the operation of the assembly and test facilities in Malaysia. Any intellectual property rights in the bonding diagrams, test programs, mask works and test boards uniquely related to our products for which ChipPAC will provide packaging and test services under the supply agreement are licensed to ChipPAC only for use in providing those services. We also entered into a long term joint services agreement with ChipPAC in connection with the sale under which each party is required to assist the other in a smooth transition of each party's operations following the sale.

     Under our supply agreement with ChipPAC, we have agreed to continue to use the Malaysian facility to provide 100% (until June 30, 2003), 90% (from July 1, 2003 to June 30, 2004) and 80% (from July 1, 2004 to June 30, 2005) of our semiconductor package configuration assembly and test requirements for all products assembled and tested at the Malaysian facility on the date of the supply agreement and any new or additional products we may develop after that date. In addition, ChipPAC will ensure that we are allocated 100% of the utilized capacity that was in place on the date of the supply agreement.

     One of the principal shareholders of ChipPAC is an affiliate of Sterling, our principal shareholder.

     The terms of the agreements listed above were the result of arms-length negotiations and in our opinion are no less favorable to us than those that could be obtained from non-affiliated parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

    2.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS $)

                                                                          ADDITIONS
                                                                          CHARGED      ADDITIONS                 BALANCE
                                                            BALANCE AT    TO COSTS     CHARGED      DEDUCTION       AT
                                                            BEGINNING       AND        TO OTHER       FROM       END OF
                                                            OF PERIOD     EXPENSES     ACCOUNTS     RESERVES      PERIOD
                                                            ----------    ---------    ---------    ---------    ---------
Valuation and qualifying accounts deducted from the
  assets to which they apply:

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
  2000...................................................    $    582      $   423       $ 395       $    59      $ 1,341
  1999...................................................    $    571      $   487       $  --       $   476      $   582
  1998...................................................    $  1,336      $   324       $  --       $ 1,089      $   571

INVENTORY RESERVE
  2000...................................................    $ 18,117      $38,074       $ 573       $34,831      $21,933
  1999...................................................    $ 24,482      $ 8,373       $ 257       $14,995      $18,117
  1998...................................................    $ 31,736      $ 9,846       $ 120       $17,220      $24,482

DISTRIBUTOR RESERVES
  2000...................................................    $  6,542      $37,408       $  --       $36,584      $ 7,366
  1999...................................................    $  6,189      $52,965       $  --       $52,612      $ 6,542
  1998...................................................    $ 11,278      $66,062       $  --       $71,151      $ 6,189

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

(c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
   2.01     Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil
            Holding Corporation ("Holding"), Intersil Corporation ("Intersil") and Harris Corporation ("Harris")
            (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by
            Intersil Holding Corporation on November 10, 1999 (Registration No. 333-90857) ("Registration Statement
            on Form S-1")).
   2.02     Agreement Concerning Deferred Closings dated as of August 13, 1999, by and among Harris and Intersil
            (incorporated by reference to Exhibit 2.02 to the Registration Statement on Form S-1).
   2.03     Transition Services Agreement dated as of August 13, 1999, by and among Intersil and Harris
            (incorporated by reference to Exhibit 2.03 to the Registration Statement on Form S-1).
   2.04     Share Sale Agreement dated August 13, 1999, between Harris Airport Systems (Malaysia) Sdn. Bhd., Harris
            Solid State (Malaysia) Sdn. Bhd. and Sapphire Worldwide Investments, Inc. (incorporated by reference to
            Exhibit 2.04 to the Registration Statement on Form S-1).
   2.05     Agreement for the Sale and Purchase of the Business and Assets of Harris Semiconductor Limited dated as of August 13, 1999, between Harris Semiconductor Limited and Intersil Limited (incorporated by reference to Exhibit 2.05 to the Registration Statement on Form S-1).
   2.06     Asset Purchase Agreement dated as of August 20, 1999, between Harris Semiconductor Design & Sales Pte.
            Ltd. and Intersil Pte. Ltd. (incorporated by reference to Exhibit 2.06 to the Registration Statement on
            Form S-1).
   2.07     Purchase Agreement of Corporate Quotas of a Limited Liability Company, dated as of August 13, 1999, between Harris Semiconductor BV, Harris Semiconductor Limited and Intersil (incorporated by reference to Exhibit 2.07 to the Registration Statement on Form S-1).
   2.08     Assignment of Shares, dated as of August 13, 1999, between Intersil and Harris for the transfer by
            Harris of all of its shares of Harris Semiconducteurs, Sarl to Intersil (incorporated by reference to
            Exhibit 2.08 to the Registration Statement on Form S-1).
   2.09     Share Transfer Agreement, dated as of August 1, 1999, between Harris and Intersil for the transfer of stock of Harris Semiconductor Y.H. (incorporated by reference to Exhibit 2.09 to the Registration
            Statement on Form S-1).
   2.10     Equity Purchase Agreement, dated as of August 13, 1999, between Harris Advanced Technology (Malaysia)
            Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit 2.10 to the
            Registration Statement on Form S-1).
   2.11     Agreement Re: China Subsidiaries, dated as of August 13, 1999, between Harris and Intersil
            (incorporated by reference to Exhibit 2.11 to the Registration Statement on Form S-1).
   2.12     Agreement Re: Anshan Joint Venture, dated as of August 13, 1999, between Harris Advanced Technology
            (Malaysia) Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit
            2.12 to the Registration Statement on Form S-1).
   2.13     Agreement Re: Guangzhou Joint Venture, dated as of August 13, 1999, between Harris Advanced Technology
            (Malaysia) Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit
            2.13 to the Registration Statement on Form S-1).
   2.14     Agreement Re: Suzhou Harris, dated as of August 13, 1999, between Harris Advanced Technology (Malaysia)
            Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit 2.14 to the
            Registration Statement on Form S-1).
   2.15     Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor
            Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on
            Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
   2.16     Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris
            Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration
            Statement on Form S-1).
   2.17     License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents,
            Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).
   2.18     Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc.
            and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).
   2.19     Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and
            Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).
   2.20     PRISM(R) Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil
            (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration
            Statement on Form S-1).
   2.21     Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems,
            Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).
   2.22     Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to
            Exhibit 2.22 to the Registration Statement on Form S-1).
   2.23     Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).
   2.24     Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and
            Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current
            Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No.
            333-91641)).
   2.25     Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed
            B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the
            shareholders named therein.*
   2.26     Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil
            B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B.
            Van Der Hoek and the shareholders named therein.*
   3.01     Restated Certificate of Incorporation of Holding (incorporated by reference to Exhibit 3.01 to the
            Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).
   3.02     Bylaws of Holding (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form
            S-1).
   4.01     Specimen Certificate of Holding's Class A Common Stock (incorporated by reference to Exhibit 4.01 to
            Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).
   4.02     Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding,
            Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and
            the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration
            Statement on Form 8-A previously filed by Intersil Holding Corporation on February 18, 2000).
  10.01     Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New
            York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.02     Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC,
            Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc.,
            Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc.
            (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).
  10.03     Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris
            Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice
            Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon
            Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form
            S-1).
  10.04     Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris
            Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and
            United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).
  10.05     Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).
  10.06     Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit
            Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and
            Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit
            10.03 to the Registration Statement on Form S-1).
  10.07     Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August
            13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon
            Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent
            (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on
            Form S-1).
  10.08     Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine
            Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit
            10.04 to the Registration Statement on Form S-1).
  10.09     Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).
  10.10     Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for
            11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the
            Registration Statement on Form S-1).
  10.11     Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).
  10.12     Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding
            Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P.,
            William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).
  10.13     Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the
            Registration Statement on Form S-1).
  10.14     Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).
  10.15     Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers,
            AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 (incorporated by reference to Exhibit
            10.12 to the Registration Statement on Form S-1).
  10.16     Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried,
            Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998
            (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.17     Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania,
            Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

  10.18     Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of
            Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to
            Exhibit 10.15 to the Registration Statement on Form S-1).

  10.19     Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

  10.20     Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc.
            (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

  10.21     Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc.,
            Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

  10.22     Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International,
            Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on
            Form S-1).

  10.23     Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form
            S-1).

  10.24     Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris,
            Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the
            Registration Statement on Form S-1).

  10.25     Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor
            Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration
            Statement on Form S-1).

  10.26     Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc.
            (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

  10.27     Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and
            Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

  10.28     Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc.
            and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

  10.29     Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America
            Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on
            Form S-1).

  10.30     Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor
            Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

  10.31     Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air
            Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to
            Exhibit 10.28 to the Registration Statement on Form S-1).

  10.32     Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration
            Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.33     Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and
            Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).
  10.34     HMCD--HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication
            Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the
            Registration Statement on Form S-1).
  10.35     Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between
            Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).
  10.36     Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil
            Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).
  10.37     Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price
            Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit
            10.34 to the Registration Statement on Form S-1).
  10.38     Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price
            Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit
            10.35 to the Registration Statement on Form S-1).
  10.39     Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to
            Exhibit 10.36 to the Registration Statement on Form S-1).
  10.40     Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to
            Exhibit 10.37 to the Registration Statement on Form S-1).
  10.41     Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).
  10.42     Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).
  10.43     Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated,
            Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc.
            (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).
  10.44     Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the
            Registration Statement on Form S-1).
  10.45     Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments
            Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties,
            Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).
  10.46     Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments
            Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties,
            Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).
  10.47     Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd.
            (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).
  10.48     State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.49     Certificate of Leasehold Property for Land Office No. 7666 by Harris Advanced Technology (M) Sdn. Bhd.
            (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).
  10.50     Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.51     Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.52     Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil
            Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.53     Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and
            ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.54     Intersil Holding Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999.*
  10.55     The Intersil Holding Corporation Employee Stock Purchase Plan, effective as of February 25, 2000.*
  21.01     Subsidiaries of Intersil Holding Corporation.*
  23.02     Consent of Ernst & Young LLP.*
  27.01     Financial Data Schedule.*

--------------
 * Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Intersil Holding Corporation

                                 /s/ Gregory L. Williams
                                 ------------------------------------
                                 Gregory L. Williams
                                 Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                        Title                                                Date



/s/ Gregory L. Williams
------------------------------------        Chief Executive Officer and Director                August 17, 2000
Gregory L. Williams                         (Principal Executive Officer)


/s/ Daniel J. Heneghan
------------------------------------        Vice President and Chief Financial Officer          August 17, 2000
Daniel J. Heneghan                          (Principal Financial and Accounting Officer)


/s/ Robert W. Conn
------------------------------------        Director                                            August 17, 2000
Robert W. Conn


/s/ Gary E. Gist
------------------------------------        Director                                            August 17, 2000
Gary E. Gist


/s/ Jan Peeters
------------------------------------        Director                                            August 17, 2000
Jan Peeters


/s/ Robert N. Pokelwaldt
------------------------------------        Director                                            August 17, 2000
Robert N. Pokelwaldt


/s/ James A. Urry
------------------------------------        Director                                            August 17, 2000
James A. Urry

                                                         Exhibit Index
                                                         ------- -----


 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
   2.01     Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil
            Holding Corporation ("Holding"), Intersil Corporation ("Intersil") and Harris Corporation ("Harris")
            (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by
            Intersil Holding Corporation on November 10, 1999 (Registration No. 333-90857) ("Registration Statement
            on Form S-1")).
   2.02     Agreement Concerning Deferred Closings dated as of August 13, 1999, by and among Harris and Intersil
            (incorporated by reference to Exhibit 2.02 to the Registration Statement on Form S-1).
   2.03     Transition Services Agreement dated as of August 13, 1999, by and among Intersil and Harris
            (incorporated by reference to Exhibit 2.03 to the Registration Statement on Form S-1).
   2.04     Share Sale Agreement dated August 13, 1999, between Harris Airport Systems (Malaysia) Sdn. Bhd., Harris
            Solid State (Malaysia) Sdn. Bhd. and Sapphire Worldwide Investments, Inc. (incorporated by reference to
            Exhibit 2.04 to the Registration Statement on Form S-1).
   2.05     Agreement for the Sale and Purchase of the Business and Assets of Harris Semiconductor Limited dated as of August 13, 1999, between Harris Semiconductor Limited and Intersil Limited (incorporated by reference to Exhibit 2.05 to the Registration Statement on Form S-1).
   2.06     Asset Purchase Agreement dated as of August 20, 1999, between Harris Semiconductor Design & Sales Pte.
            Ltd. and Intersil Pte. Ltd. (incorporated by reference to Exhibit 2.06 to the Registration Statement on
            Form S-1).
   2.07     Purchase Agreement of Corporate Quotas of a Limited Liability Company, dated as of August 13, 1999, between Harris Semiconductor BV, Harris Semiconductor Limited and Intersil (incorporated by reference to Exhibit 2.07 to the Registration Statement on Form S-1).
   2.08     Assignment of Shares, dated as of August 13, 1999, between Intersil and Harris for the transfer by
            Harris of all of its shares of Harris Semiconducteurs, Sarl to Intersil (incorporated by reference to
            Exhibit 2.08 to the Registration Statement on Form S-1).
   2.09     Share Transfer Agreement, dated as of August 1, 1999, between Harris and Intersil for the transfer of stock of Harris Semiconductor Y.H. (incorporated by reference to Exhibit 2.09 to the Registration
            Statement on Form S-1).
   2.10     Equity Purchase Agreement, dated as of August 13, 1999, between Harris Advanced Technology (Malaysia)
            Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit 2.10 to the
            Registration Statement on Form S-1).
   2.11     Agreement Re: China Subsidiaries, dated as of August 13, 1999, between Harris and Intersil
            (incorporated by reference to Exhibit 2.11 to the Registration Statement on Form S-1).
   2.12     Agreement Re: Anshan Joint Venture, dated as of August 13, 1999, between Harris Advanced Technology
            (Malaysia) Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit
            2.12 to the Registration Statement on Form S-1).
   2.13     Agreement Re: Guangzhou Joint Venture, dated as of August 13, 1999, between Harris Advanced Technology
            (Malaysia) Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit
            2.13 to the Registration Statement on Form S-1).
   2.14     Agreement Re: Suzhou Harris, dated as of August 13, 1999, between Harris Advanced Technology (Malaysia)
            Sdn. Bhd. and Harris Airport Systems (M) Sdn. Bhd. (incorporated by reference to Exhibit 2.14 to the
            Registration Statement on Form S-1).
   2.15     Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor
            Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on
            Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
   2.16     Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris
            Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration
            Statement on Form S-1).
   2.17     License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents,
            Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).
   2.18     Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc.
            and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).
   2.19     Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and
            Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).
   2.20     PRISM(R) Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil
            (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration
            Statement on Form S-1).
   2.21     Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems,
            Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).
   2.22     Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to
            Exhibit 2.22 to the Registration Statement on Form S-1).
   2.23     Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).
   2.24     Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and
            Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current
            Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No.
            333-91641)).
   2.25     Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed
            B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the
            shareholders named therein.*
   2.26     Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil
            B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B.
            Van Der Hoek and the shareholders named therein.*
   3.01     Restated Certificate of Incorporation of Holding (incorporated by reference to Exhibit 3.01 to the
            Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).
   3.02     Bylaws of Holding (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form
            S-1).
   4.01     Specimen Certificate of Holding's Class A Common Stock (incorporated by reference to Exhibit 4.01 to
            Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).
   4.02     Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding,
            Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and
            the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration
            Statement on Form 8-A previously filed by Intersil Holding Corporation on February 18, 2000).
  10.01     Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New
            York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.02     Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC,
            Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc.,
            Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc.
            (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).
  10.03     Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris
            Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice
            Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon
            Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form
            S-1).
  10.04     Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris
            Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and
            United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).
  10.05     Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).
  10.06     Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit
            Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and
            Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit
            10.03 to the Registration Statement on Form S-1).
  10.07     Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August
            13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon
            Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent
            (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on
            Form S-1).
  10.08     Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine
            Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit
            10.04 to the Registration Statement on Form S-1).
  10.09     Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).
  10.10     Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for
            11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the
            Registration Statement on Form S-1).
  10.11     Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).
  10.12     Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding
            Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P.,
            William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).
  10.13     Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the
            Registration Statement on Form S-1).
  10.14     Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).
  10.15     Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers,
            AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 (incorporated by reference to Exhibit
            10.12 to the Registration Statement on Form S-1).
  10.16     Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried,
            Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998
            (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.17     Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania,
            Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

  10.18     Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of
            Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to
            Exhibit 10.15 to the Registration Statement on Form S-1).

  10.19     Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

  10.20     Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc.
            (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

  10.21     Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc.,
            Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

  10.22     Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International,
            Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on
            Form S-1).

  10.23     Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form
            S-1).

  10.24     Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris,
            Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the
            Registration Statement on Form S-1).

  10.25     Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor
            Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration
            Statement on Form S-1).

  10.26     Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc.
            (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

  10.27     Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and
            Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

  10.28     Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc.
            and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

  10.29     Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America
            Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on
            Form S-1).

  10.30     Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor
            Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

  10.31     Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air
            Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to
            Exhibit 10.28 to the Registration Statement on Form S-1).

  10.32     Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration
            Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.33     Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and
            Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).
  10.34     HMCD--HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication
            Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the
            Registration Statement on Form S-1).
  10.35     Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between
            Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).
  10.36     Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil
            Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).
  10.37     Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price
            Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit
            10.34 to the Registration Statement on Form S-1).
  10.38     Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price
            Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit
            10.35 to the Registration Statement on Form S-1).
  10.39     Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to
            Exhibit 10.36 to the Registration Statement on Form S-1).
  10.40     Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to
            Exhibit 10.37 to the Registration Statement on Form S-1).
  10.41     Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).
  10.42     Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).
  10.43     Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated,
            Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc.
            (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).
  10.44     Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and
            Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the
            Registration Statement on Form S-1).
  10.45     Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments
            Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties,
            Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).
  10.46     Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments
            Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties,
            Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).
  10.47     Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd.
            (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).
  10.48     State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  10.49     Certificate of Leasehold Property for Land Office No. 7666 by Harris Advanced Technology (M) Sdn. Bhd.
            (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).
  10.50     Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.51     Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.52     Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil
            Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.53     Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and
            ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.54     Intersil Holding Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999.*
  10.55     The Intersil Holding Corporation Employee Stock Purchase Plan, effective as of February 25, 2000.*
  21.01     Subsidiaries of Intersil Holding Corporation.*
  23.02     Consent of Ernst & Young LLP.*
  27.01     Financial Data Schedule.*

--------------
 * Filed herewith.