Form 10-K/A
period 2000-06-30
INTERSIL HOLDING CO
filed 2000-09-05
CIK 1096325

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A-1
[Mark One)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 3.   Legal Proceedings

     From time to time we are involved in legal proceedings arising in the ordinary course of business. We are presently co-defendants with Harris in a suit brought by Ericsson alleging patent infringement, which is pending in the Sherman Division of the United States District Court for the Eastern District of Texas. Ericsson alleges infringement of four of its patents relating to telephone subscriber line interface circuits. The suit was initially directed against Harris; we were joined as defendants in this action on September 1, 1999. Ericsson seeks an injunction (requiring the co-defendants to stop making, using or selling telephone subscriber line interface circuits which utilize Ericsson's patents) plus damages, including lost profits and/or a reasonable royalty, costs of suit, treble damages, prejudgment interest and attorneys' fees. However, to the extent our liability for damages from this litigation, if any, arises out of the conduct of the semiconductor business by Harris prior to closing, this liability will be covered by Harris' agreement in connection with the acquisition of the semiconductor business to provide us with certain indemnities.

     In addition, Harris is a defendant in an action brought by Geisting & Associates seeking to recover commissions and receivables allegedly lost as a result of the termination of Geisting as a sales representative for our PRISM chip set. The action is pending in the United States District Court for the Middle District of Florida-Orlando. While Intersil has not been named as a defendant, we could be liable for any judgment entered against Harris on the pending claims, and we are conducting the defense of the action. Geisting seeks damages, including lost profits, and attorneys' fees.

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

                         INDEX TO FINANCIAL STATEMENTS

                          INTERSIL HOLDING CORPORATION

                                                                                                              PAGE
                                                                                                              ----

Independent Certified Public Accountants' Report...........................................................     5

Consolidated Statements of Operations and Comprehensive Income.............................................     6

Consolidated Balance Sheets................................................................................     7

Consolidated Statements of Cash Flows......................................................................     8

Consolidated Statement of Shareholders' Equity.............................................................     9

Notes to Consolidated Financial Statements.................................................................    10

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Intersil Holding Corporation

We have audited the accompanying consolidated balance sheet of Harris Semiconductor Business (Semiconductor Business) (Predecessor), which was wholly owned by Harris Corporation, as of July 2, 1999 and the related statement of operations, comprehensive income and cash flows for each of the two fiscal years in the period ended July 2, 1999 and the six weeks ended August 13, 1999, respectively. We have also audited the accompanying consolidated balance sheet of Intersil Holding Corporation (Successor) as of June 30, 2000 and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for the 46 weeks ended June 30, 2000. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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


                                                                     SUCCESSOR
                                                                 -----------------
                                                                  46 WEEKS ENDED
                                                                 -----------------
                                                                 JUNE 30, 2000
                                                                 -----------------
OPERATING ACTIVITIES:
  Net income (loss)............................................      $ (42,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation...............................................         50,602
    Amortization...............................................         10,686
    Provisions for inventory obsolescence......................         23,906
    Write-off of in-process research and development...........         20,239
    Write-off of unearned compensation.........................            878
    Loss on sale of Malaysian operation........................         24,825
    Non-current deferred income taxes..........................         (4,680)
  Changes in assets and liabilities:
    Trade receivables..........................................        (24,991)
    Inventories................................................         (5,668)
    Prepaid expenses...........................................         (7,737)
    Trade payables and accrued liabilities.....................         43,036
    Unearned service income....................................           (437)
    Income taxes...............................................          2,290
    Other......................................................         20,898
                                                                     ---------
      Net cash provided by operating activities................        111,139
INVESTING ACTIVITIES:
Proceeds from sale of Malaysian operation......................         52,500
Cash paid for acquired business................................             --
Property, plant and equipment..................................        (38,813)
                                                                     ---------
      Net cash provided by (used in) investing activities......         13,687
FINANCING ACTIVITIES:
  Proceeds from offering.......................................        513,114
  Proceeds from exercise of stock options......................          1,985
  Proceeds from borrowings.....................................             --
  Payments of borrowings.......................................       (435,204)
  Net cash transfer and billings from (to) parent..............             --
                                                                     ---------
      Net cash provided by (used in) financing activities......         79,895
  Effect of exchange rates on cash and cash equivalents........           (158)
                                                                     ---------
      Net increase in cash and cash equivalents................        204,563
      Cash and cash equivalents at the beginning of the
         period................................................          7,377
                                                                     ---------
      Cash and cash equivalents at the end of the period.......      $ 211,940
                                                                     =========
SUPPLEMENTAL DISCLOSURES--NON-CASH ACTIVITIES:
  Exchange of preferred stock for common stock.................      $  89,400
                                                                     =========
  Common Stock issued in acquisition of No Wires Needed B.V....      $ 111,348
                                                                     =========
  Additional paid-in capital from tax benefit on
    exercise of non-qualified stock options....................      $   2,132
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

NOTE J--LEASE COMMITMENTS

     Total rental expense amounted to $6.3 million in fiscal year 1998, $6.3 million in fiscal year 1999, $0.6 million for the six weeks ended
August 13, 1999 and $5.0 million for the 46 weeks ended June 30, 2000. Future minimum rental commitments under noncancelable operating leases, primarily used for land and office buildings amounted to approximately $11.8 million at June 30, 2000. These commitments for the years following 2000 (which exclude the estimated rental expense for annually renewable contracts) are: 2001--
$2.4 million, 2002--$1.6 million, 2003--$1.0 million, 2004--$0.6 million,
2005--$0.5 million and $5.7 million thereafter.

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

     On August 13, 1999, in connection with the issuance of the 13.5% Subordinated Holding PIK Note, Intersil Holding issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.001 per share, subject to certain anti-dilution adjustments. These warrants may be exercised at any time after August 13, 2001 and expire on August 15, 2009. As Intersil Holding has prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the warrants have become exercisable for 2,222,224 shares of Intersil Holding Class A Common Stock. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note.

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

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE M--INCOME TAXES--(CONTINUED)

     The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                                                          (PREDECESSOR)            (SUCCESSOR)
                                                                      ---------------------   ----------------------
                                                                          JULY 2, 1999            JUNE 30, 2000
                                                                      ---------------------   ----------------------
                                                                      CURRENT   NON-CURRENT   CURRENT    NON-CURRENT
                                                                      -------   -----------   --------   -----------
Receivables.........................................................  $   --      $    --     $    239    $      --
Inventory...........................................................      --           --        8,664           --
Fixed Assets........................................................      --           --           --      (21,590)
Intangibles.........................................................      --           --           --      (14,363)
Accrued Expenses....................................................      --           --       18,582           --
NOL Carryforward....................................................      --           --           --       13,961
Depreciation........................................................      --       (7,022)          --           --
All other--net......................................................   3,476           --       (1,717)          --
                                                                      -------     -------     --------    ---------
                                                                      $3,476      $(7,022)    $ 25,768    $ (21,992)
                                                                      =======     =======     ========    =========

     A reconciliation of the statutory United States income tax rate to the Company's effective income tax rate follows:

                                                                 (PREDECESSOR)           (PREDECESSOR)      (SUCCESSOR)
                                                          ---------------------------   ---------------   ---------------
                                                               FISCAL YEAR ENDED        SIX WEEKS ENDED   46 WEEKS ENDED
                                                          ---------------------------   ---------------   ---------------
                                                          JULY 3, 1998   JULY 2, 1999   AUGUST 13, 1999   JUNE 30, 2000
                                                          ------------   ------------   ---------------   ---------------
Statutory U.S. income tax rate..........................       35.0%          35.0%           35.0%             35.0%
State taxes.............................................        2.3           (3.1)            1.1               1.1
International income....................................        5.2          (61.9)          (29.7)              7.6
Research credits........................................       (2.9)          (2.7)            2.2               0.8
In-process research and development.....................         --             --              --             (16.5)
Subpart F...............................................         --             --              --              (7.6)
Goodwill amortization...................................        3.5            4.0            (4.9)             (1.2)
Effect of sale of Malaysian operations..................         --             --              --             (18.0)
Other items.............................................        0.4            0.5            (0.5)             (0.5)
                                                             ------         ------           -----             -----
Effective income tax rate...............................       43.5%         (28.2)%           3.2%              0.7%
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

                                                                             JUNE 30, 2000
                                                                       ---------------------------
                                                                                         WEIGHTED-
                                                                                         AVERAGE
                                                                                         EXERCISE
                                                                           SHARES         PRICE
                                                                       --------------    ---------
                                                                       (IN THOUSANDS)
Outstanding at beginning of period..................................           --          $   --
Granted.............................................................        3,177           15.41
Exercised...........................................................         (194)          10.21
Canceled............................................................          (28)          15.20
                                                                           ------          ------
Outstanding at end of period........................................        2,955          $15.76
                                                                           ======          ======
Exercisable at end of period........................................          191          $ 2.25
                                                                           ======          ======
Weighted average fair value of options granted......................                       $ 5.07
                                                                                           ======

     Information with respect to stock options outstanding and stock options exercisable at June 30, 2000, is as follows:

                                                                OPTIONS OUTSTANDING
                                                      ---------------------------------------      OPTIONS EXERCISABLE
                                                                      WEIGHTED-                   ------------------------
                                                                      AVERAGE       WEIGHTED-                   WEIGHTED-
                                                                      REMAINING     AVERAGE                     AVERAGE
                                                        NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
                  EXERCISE PRICE                      OUTSTANDING        LIFE         PRICE       EXERCISABLE     PRICE
---------------------------------------------------   -----------    -----------    ---------    -----------    ---------
                                                          (IN                                        (IN
                                                      THOUSANDS)                                 THOUSANDS)
$2.25..............................................      1,458           9.19        $  2.25         191          $2.25
$25.00.............................................      1,156           9.65        $ 25.00          --             --
$28.50-$42.13......................................        208           9.89        $ 36.62          --             --
$42.94-$58.50......................................        133           9.89        $ 47.40          --             --

  Employee Stock Purchase Plan

       In February 2000, Intersil Holding adopted the Employee Stock Purchase Plan ("the ESPP") whereby eligible employees can purchase shares of Intersil Holding's common stock. Intersil has reserved 1,333,334 shares of common stock for issuance under the Plan. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and no more than 16,667 shares may be

                          INTERSIL HOLDING CORPORATION

    YEARS ENDED JULY 3, 1998, JULY 2, 1999, SIX WEEKS ENDED AUGUST 13, 1999,
                      AND THE 46 WEEKS ENDED JUNE 30, 2000

NOTE P--EMPLOYEE BENEFIT PLANS--(CONTINUED)

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

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

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
                                                              ========        =========       =========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

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
                                                ========      ========        =========       =========       ========

                          INTERSIL HOLDING CORPORATION

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

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
                                             ========     ==========       =========      ===========      ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

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
                                                             ==========       =========       =========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

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

                                      CLASS A               CLASS B
                                   COMMON STOCK (1)     COMMON STOCK (2)
                                -------------------   -------------------   PERCENT OF ALL
NAME OF BENEFICIAL OWNER          NUMBER    PERCENT     NUMBER    PERCENT   COMMON STOCK (3)
------------------------------- ----------  -------   ----------  -------   ----------------
Sterling Holding Company, ..... 10,738,026   23.98%   45,214,898   90.89%       59.20%
  LLC(4)(5)

Harris Corporation(6) .........    892,806    2.00%    4,531,584    9.11%        5.74%
1025 W. NASA Boulevard
Melbourne, Florida 32919

Gregory L. Williams(7) ........  2,090,056    4.67%           --      --         2.21%

W. Russell Morcom(8) ..........    573,570    1.28%           --      --           *

Larry W. Sims(9)...............    541,750    1.21%           --      --           *

George L. Gidzinski(10)........    461,098    1.03%           --      --           *

Daniel J. Heneghan(11) ........    392,685     *              --      --           *

Karl McCalley .................    285,006     *              --      --           *

Ray D. Odom(12) ...............    357,074     *              --      --           *

Julie B. Forbes(13) ...........    277,486     *              --      --           *

Lawrence J. Ciaccia(14) .......    355,238     *              --      --           *

Stephen M. Moran...............     33,334     *              --      --           *

James A. Urry(15) .............     32,024     *              --      --           *

Gary E. Gist(16) ..............      4,708     *              --      --           *

Robert W. Conn.................       --       *              --      --           *

Jan Peeters....................      3,034     *              --      --           *

Robert N. Pokelwaldt...........       --       *              --      --           *

All directors, officers and
other management investors as a
group (15 persons) ............  5,407,063   12.08%           --      *          5.72%


------------------
  *  Less than 1%.
 (1) Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of his shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.
 (2) Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of his, her or its shares into an equal number of shares of Class B Common Stock.
 (3) Represents the percentage of the total number of shares of Class A Common Stock and Class B Common Stock combined.
 (4) An affiliate of Credit Suisse First Boston Corporation owns an interest in Sterling and could have the right to acquire up to 1,070,733 shares of Class A Common Stock.
 (5) Citicorp Venture Capital Ltd. owns an interest in Sterling and could have the right to acquire up to 41,870,193 shares of Class A or Class B Common Stock. Citicorp Mezzanine Partners, L.P., the general partner of which is an affiliate of Citicorp Venture Capital, contributed $30.0 million in cash to our company in exchange for the 13.5%

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

     Subordinated Holding PIK Note due 2010 and warrants to purchase 3,703,707 shares of our Class A Common Stock. We contributed the $30.0 million to Intersil as a capital contribution. Upon repayment of the 13.5% Subordinated PIK Note due 2010, the warrants became exercisable for 2,222,224 shares of our Class A Common Stock.
 (6) The shares reported by Harris are owned by Manatee Investment Corporation, a wholly owned subsidiary of Harris. Harris may be deemed to beneficially own these shares.
 (7) Includes 2,053,116 shares owned by Gregory L. Williams and Linda H. Williams. Does not include 66,667 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO a family member, 66,667 shares held by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO a family member and 26,667 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO certain family members for which Mr. Willaims disclaims beneficial ownership. Includes 21,798 shares owned by DLJSC, as Trustee for Gregory L. Williams IRA Account. Includes currently exercisable options to purchase 15,142 shares of our Class A Common Stock.
(8) Includes 569,027 shares owned by W. Russell Morcom Revocable Trust. Does not include 66,667 shares owned by W. Russell Morcom Irrevocable Trust FBO a family member dated 12/23/99 and 66,667 shares owned by W. Russell
     Morcom Irrevocable Trust FBO a family member dated 12/23/99 for which Mr. Morcom disclaims beneficial ownership. Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
 (9) Includes 437,207 shares owned by Larry W. Sims and Elizabeth Sims, 100,000 shares owned by Lesgrat No. 00-1, a trust holding shares on behalf of its beneficial owners. Does not include 13,334 shares owned by LS Parents Trust No. 00-1 for which Mr. Sims disclaims beneficial ownership and 13,334 shares owned by ES Parents Trust No. 00-1 for which Mr. Sims disclaims beneficial ownership. Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
(10) Includes currently exercisable options to purchase 4,543 shares of our Class A Common Stock.
(11) Includes 389,656 shares owned by Daniel J. Heneghan and Barbara Heneghan. Includes currently exercisable options to purchase 3,029 shares of our Class A Common Stock.
(12) Does not include 13,334 shares owned by an Irrevocable Trust U/T/D 12/29/99 for the benefit of a family member and 13,334 shares owned by an Irrevocable Trust U/T/D 12/29/99 for the benefit of a family member for which Mr. Odom disclaims beneficial ownership. Includes currently exercisable options to purchase 3,029 shares of our Class A Common Stock.
(13) Includes 126,259 shares owned by Julie B. Forbes Trust D/T/D 3/23/00, 126,258 shares owned by the Peter K. Forbes Trust D/T/D 3/23/00, 9,456 shares owned by the Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO a family member and 9,456 shares owned by Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO a family member. Includes currently exercisable options to purchase 6,057 shares of our Class A Common Stock.
(14) Includes 288,570 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia and 66,668 shares owned by the Lawrence J. Ciaccia and Marcia R. Ciaccia Trust dated 1/20/00.
(15) James A. Urry, who is one of our directors, is affiliated with Sterling in the capacities described under "Management--Directors and Executive Officers" and footnote (6) above. All shares reported for Mr. Urry are held by Sterling, but do not include all shares held by Sterling, which Mr. Urry may be deemed to beneficially own as a result of his affiliation with Sterling. Mr. Urry disclaims beneficial ownership of all shares held by Sterling, except for those shares reported for Mr. Urry, which Mr. Urry has the right to acquire in exchange for an ownership interest in Sterling.
(16) Gary E. Gist owns an interest in Sterling and could have the right to exchange that interest for up to 38,186 shares of our common stock.

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
   2.16     Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris
            Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration
            Statement on Form S-1).
   2.17     License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents,
            Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).
   2.18     Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc.
            and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).
   2.19     Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and
            Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).
   2.20     PRISM(R) Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil
            (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration
            Statement on Form S-1).
   2.21     Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems,
            Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).
   2.22     Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to
            Exhibit 2.22 to the Registration Statement on Form S-1).
   2.23     Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).
   2.24     Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and
            Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current
            Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No.
            333-91641)).
   2.25     Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed
            B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the
            shareholders named therein (incorporated by reference to Exhibit 2.25 to the Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000).
   2.26     Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil
            B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B.
            Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000).
   3.01     Restated Certificate of Incorporation of Holding (incorporated by reference to Exhibit 3.01 to the
            Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).
   3.02     Bylaws of Holding (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form
            S-1).
   4.01     Specimen Certificate of Holding's Class A Common Stock (incorporated by reference to Exhibit 4.01 to
            Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).
   4.02     Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding,
            Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and
            the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration
            Statement on Form 8-A previously filed by Intersil Holding Corporation on February 18, 2000).
  10.01     Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New
            York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

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
  10.49     Certificate of Leasehold Property for Land Office No. 7666 by Harris Advanced Technology (M) Sdn. Bhd.
            (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).
  10.50     Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.51     Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and
            among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
            Partners, L.P. and the management investors named therein.
  10.52     Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil
            Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.53     Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and
            ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1
            previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).
  10.54     Intersil Holding Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999
            (incorporated by reference to Exhibit 10.54 to the Report on Form 10-K previously filed by Intersil
            Holding Corporation on August 17, 2000).
  10.55     The Intersil Holding Corporation Employee Stock Purchase Plan, effective as of February 25, 2000
            (incorporated by reference to Exhibit 10.55 to the Report on Form 10-K previously filed by Intersil
            Holding Corporation on August 17, 2000).
  21.01     Subsidiaries of Intersil Holding Corporation (incorporated by reference to Exhibit 21.01 to the Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000).
  23.01     Consent of Ernst & Young LLP.*
  27.01     Financial Data Schedule (incorporated by reference to Exhibit 27.01 to the Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000).

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


Name                                        Title                                                Date



/s/ Gregory L. Williams
------------------------------------        Chief Executive Officer and Director                September 5, 2000
Gregory L. Williams                         (Principal Executive Officer)


/s/ Daniel J. Heneghan
------------------------------------        Vice President and Chief Financial Officer          September 5, 2000
Daniel J. Heneghan                          (Principal Financial and Accounting Officer)


/s/ Robert W. Conn
------------------------------------        Director                                            September 5, 2000
Robert W. Conn


/s/ Gary E. Gist
------------------------------------        Director                                            September 5, 2000
Gary E. Gist


/s/ Jan Peeters
------------------------------------        Director                                            September 5, 2000
Jan Peeters


/s/ Robert N. Pokelwaldt
------------------------------------        Director                                            September 5, 2000
Robert N. Pokelwaldt


/s/ James A. Urry
------------------------------------        Director                                            September 5, 2000
James A. Urry