Form 10-Q
period 2000-09-29
INTERSIL HOLDING CO
filed 2000-11-14
CIK 1096325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

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

                            7585 IRVINE CENTER DRIVE
                                   SUITE 100
                            IRVINE, CALIFORNIA 92618
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 341-7040

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the issuer's classes of common stock as of the close of business on November 9, 2000:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    TITLE OF EACH CLASS                       NUMBER OF SHARES
-------------------------------------------------------------------------------
Class A Common Stock, par value $.01 per share..............     64,918,527
-------------------------------------------------------------------------------
Class B Common Stock, par value $.01 per share..............     37,206,996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 INTERSIL HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations and
         Comprehensive Income For the 13 Weeks Ended September 29,
         2000, the Seven Weeks Ended October 1, 1999 and the Six
         Weeks Ended August 13, 1999.................................    2
         Condensed Consolidated Balance Sheets as of September 29,
         2000 and June 30, 2000......................................    3
         Condensed Consolidated Statements of Cash Flows For the 13
         Weeks Ended September 29, 2000, the Seven Weeks Ended
         October 1, 1999 and the Six Weeks Ended August 13, 1999.....    4
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   22
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23
SIGNATURES...........................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INTERSIL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              SUCCESSOR                    PREDECESSOR
                                                -------------------------------------    ---------------
                                                  13 WEEKS ENDED       7 WEEKS ENDED      6 WEEKS ENDED
                                                SEPTEMBER 29, 2000    OCTOBER 1, 1999    AUGUST 13, 1999
                                                ------------------    ---------------    ---------------
                                                   (UNAUDITED)          (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Product sales...............................       $218,641            $ 76,548            $57,336
COSTS AND EXPENSES
  Cost of product sales.......................        117,344              45,889             39,681
  Research and development....................         25,867               8,398              8,499
  Selling, general and administrative.........         34,797              11,272             10,908
  Harris corporate expense allocation.........             --                  --              1,164
  Intangible amortization.....................          6,488               1,418                326
  In-process research and development.........             --              20,796                 --
                                                     --------            --------            -------
Operating income (loss).......................         34,145             (11,225)            (3,242)
  Interest expense............................          4,363               8,755                 --
  Interest income.............................         (3,370)                (90)              (111)
                                                     --------            --------            -------
  Income (loss) before income taxes and
     cumulative effect of a change in
     accounting principle.....................         33,152             (19,890)            (3,131)
  Income taxes (benefit)......................         13,841                 222               (102)
                                                     --------            --------            -------
  Income (loss) before cumulative effect of a
     change in accounting principle...........         19,311             (20,112)            (3,029)
  Cumulative effect of adoption of SFAS 133,
     net of tax effect........................           (197)                 --                 --
                                                     --------            --------            -------
NET INCOME (LOSS).............................         19,114             (20,112)            (3,029)
Preferred dividends...........................             --               1,369                 --
                                                     --------            --------            -------
Net income (loss) to common shareholders......       $ 19,114            $(21,481)           $(3,029)
                                                     ========            ========            =======
BASIC INCOME (LOSS) PER SHARE:................       $   0.20            $  (0.32)
                                                     ========            ========
DILUTED INCOME (LOSS) PER SHARE:..............       $   0.19            $  (0.32)
                                                     ========            ========
WEIGHTED-AVERAGE COMMON SHARES
  OUTSTANDING (IN MILLIONS):
  Basic.......................................           96.9                66.7
                                                     ========            ========
  Diluted.....................................          102.3                66.7
                                                     ========            ========

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              SUCCESSOR                    PREDECESSOR
                                                -------------------------------------    ---------------
                                                  13 WEEKS ENDED       7 WEEKS ENDED      6 WEEKS ENDED
                                                SEPTEMBER 29, 2000    OCTOBER 1, 1999    AUGUST 13, 1999
                                                ------------------    ---------------    ---------------
                                                                        (UNAUDITED)
                                                   (UNAUDITED)        (IN THOUSANDS)
Net income (loss).............................       $19,114             $(20,112)           $(3,029)
Other comprehensive income (loss):
  Currency translation adjustments............        (2,120)                 426              2,475
                                                     -------             --------            -------
Comprehensive income (loss)...................       $16,994             $(19,686)           $  (554)
                                                     =======             ========            =======

           See notes to condensed consolidated financial statements.

                          INTERSIL HOLDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           SUCCESSOR
                                                              -----------------------------------
                                                              SEPTEMBER 29, 2000    JUNE 30, 2000
                                                              ------------------    -------------
                                                                 (UNAUDITED)
                                                                        (IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................      $  371,587          $211,940
  Trade receivables, less allowances for collection loss
     ($661 as of September 29, 2000 and $1,341 as of June
     30, 2000)..............................................         128,081           111,695
  Inventories...............................................         124,131           126,481
  Prepaid expenses and other current assets.................          37,237            37,667
                                                                  ----------          --------
          Total Current Assets..............................         661,036           487,783
Other Assets
  Property, plant and equipment, less allowances for
     depreciation ($46,206 as of September 29, 2000 and
     $36,699 as of June 30, 2000)...........................         228,788           225,484
  Intangibles, less accumulated amortization ($17,144 as of
     September 29, 2000 and $10,686 as of June 30, 2000)....         182,147           190,150
  Other.....................................................          42,376            30,521
                                                                  ----------          --------
          Total Other Assets................................         453,311           446,155
                                                                  ----------          --------
          Total Assets......................................      $1,114,347          $933,938
                                                                  ==========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade payables............................................      $   42,767          $ 36,991
  Retirement plan accruals..................................           3,847             6,228
  Accrued compensation......................................          23,747            32,398
  Accrued interest and sundry taxes.........................           6,864            10,512
  Other accrued items.......................................          27,271            22,734
  Distributor reserves......................................           7,863             7,366
  Unearned service income...................................              --               129
  Income taxes payable......................................          10,464                --
  Long-term debt -- current portion.........................             407               404
                                                                  ----------          --------
          Total Current Liabilities.........................         123,230           116,762
Other Liabilities
  Deferred income taxes.....................................          21,992            21,992
  Long-term debt............................................         112,842           116,188
Shareholders' Equity
  Preferred Stock, $1,000 par value, 100,000 shares
     authorized, no shares issued or outstanding at
     September 29, 2000 or June 30, 2000....................              --                --
  Class A Common Stock, $.01 par value, voting; 300,000,000
     shares authorized, 64,733,493 shares issued and
     outstanding at September 29, 2000 and 44,773,152 shares
     issued and outstanding at June 30, 2000................             643               448
  Class B Common Stock, $.01 par value, non-voting;
     300,000,000 shares authorized, 37,206,996 shares issued
     and outstanding at September 29, 2000 and 49,746,482
     shares issued and outstanding at June 30, 2000.........             372               497
  Additional paid-in capital................................         879,346           719,123
  Retained deficit..........................................         (23,594)          (42,708)
  Accumulated other comprehensive (loss) income.............            (484)            1,636
                                                                  ----------          --------
          Total Shareholders' Equity........................         856,283           678,996
                                                                  ----------          --------
          Total Liabilities and Shareholders' Equity........      $1,114,347          $933,938
                                                                  ==========          ========

           See notes to condensed consolidated financial statements.

                          INTERSIL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SUCCESSOR                   PREDECESSOR
                                                    ------------------------------------   ---------------
                                                      13 WEEKS ENDED      7 WEEKS ENDED     6 WEEKS ENDED
                                                    SEPTEMBER 29, 2000   OCTOBER 1, 1999   AUGUST 13, 1999
                                                    ------------------   ---------------   ---------------
                                                       (UNAUDITED)         (UNAUDITED)
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)...............................       $ 19,114           $(20,112)         $ (3,029)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
  Depreciation....................................          9,572              8,740             8,747
  Amortization....................................          6,488              1,418               326
  Provision for inventory obsolescence............          8,888              1,766             1,919
  Write-off of in-process research and
     development..................................             --             20,796                --
  Non-current deferred income taxes...............             --                 --            (4,756)
Changes in assets and liabilities:
  Trade receivables...............................        (16,386)            (1,735)           14,532
  Inventories.....................................         (6,538)            (5,106)           (3,568)
  Prepaid expenses................................           (823)            (4,214)              674
  Trade payables and accrued liabilities..........         (3,869)            27,927           (18,705)
  Unearned service income.........................             --                (31)               --
  Income taxes....................................         12,806                (48)            4,430
  Other...........................................        (12,293)            (1,686)            2,812
                                                         --------           --------          --------
     Net cash provided by operating activities....         16,959             27,715             3,382
INVESTING ACTIVITIES:
  Property, plant and equipment...................        (12,876)            (2,424)           (1,887)
                                                         --------           --------          --------
     Net cash used in investing activities........        (12,876)            (2,424)           (1,887)
FINANCING ACTIVITIES
  Proceeds from offering..........................        158,983                 --                --
  Proceeds from exercise of stock options and
     warrants.....................................            222                 --                --
  Payments of borrowings..........................         (3,342)               (65)              (32)
  Net cash transfer and billings to parent........             --                 --            (1,198)
                                                         --------           --------          --------
     Net cash provided by (used in) financing
       activities.................................        155,863                (65)           (1,230)
Effect of exchange rates on cash and cash
  equivalents.....................................           (299)             1,217             1,177
                                                         --------           --------          --------
  Net increase in cash and cash equivalents.......        159,647             26,443             1,442
  Cash and cash equivalents at the beginning of
     the period...................................        211,940              7,377                --
                                                         --------           --------          --------
  Cash and cash equivalents at the end of the
     period.......................................       $371,587           $ 33,820          $  1,442
                                                         ========           ========          ========
SUPPLEMENTAL DISCLOSURES -- NON-CASH ACTIVITIES:
  Additional paid-in capital from tax benefit on
     exercise of non-qualified stock options......       $  1,088           $     --          $     --
                                                         ========           ========          ========

           See notes to condensed consolidated financial statements.

                          INTERSIL HOLDING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Intersil Holding Corporation (Intersil Holding or Successor) was formed on August 13, 1999 through a series of transactions, in which Intersil Holding and its wholly-owned subsidiary, Intersil Corporation (Intersil), acquired the semiconductor business (semiconductor business or Predecessor) of Harris Corporation (Harris). Intersil Holding currently has no operations but holds common stock related to its investment in Intersil. Intersil and its wholly-owned domestic and foreign subsidiaries include the operations of the Predecessor.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for these interim periods and are not necessarily indicative of full year results. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     The Successor condensed consolidated financial statements subsequent to August 13, 1999 include the accounts of Intersil Holding and Intersil (collectively, the Company). All material intercompany transactions have been eliminated in consolidation. The condensed consolidated statements of operations and comprehensive income for the six weeks ended August 13, 1999 include the accounts of the Predecessor company.

     All of the allocations and estimates in the Predecessor's condensed consolidated statement of operations are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the semiconductor business had been operated on a stand alone basis.

     The semiconductor business sold products to other affiliated operations of Harris. Sales to these operations were not material.

                          INTERSIL HOLDING CORPORATION

NOTE B -- INVENTORIES

     Inventories are summarized below (in thousands):

                                                                      SUCCESSOR
                                                              -------------------------
                                                              SEPTEMBER 29,    JUNE 30,
                                                                  2000           2000
                                                              -------------    --------
                                                               (UNAUDITED)
Finished products...........................................    $ 50,973       $ 45,064
Work in progress............................................      95,045         96,278
Raw materials and supplies..................................       8,589          7,072
                                                                --------       --------
                                                                 154,607        148,414
Less inventory reserves.....................................     (30,476)       (21,933)
                                                                --------       --------
                                                                $124,131       $126,481
                                                                ========       ========

At September 29, 2000 and June 30, 2000 Intersil Holding was committed to purchase $23.8 million and $24.9 million, respectively of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

NOTE C -- RESTRUCTURING

     In connection with the acquisition of the semiconductor business, Intersil formulated a restructuring plan and involuntarily terminated the employment of 372 employees of the semiconductor business. At August 13, 1999, Intersil recorded $11.0 million in severance benefits and this is included in the allocation of the acquisition costs.

     During the 13 weeks ended September 29, 2000 and the seven weeks ended October 1, 1999, approximately $0.4 and $2.2 million, respectively, of these restructuring costs were paid out. As of September 29, 2000 and June 30, 2000, the restructuring liability was $0.5 and $0.9 million, respectively. Intersil Holding completed all restructuring activities in August of calendar year 2000. Severance payments will continue through March of calendar year 2001.

                          INTERSIL HOLDING CORPORATION

NOTE D -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                  SUCCESSOR           PREDECESSOR
                                                              ------------------    ---------------
                                                                13 WEEKS ENDED       7 WEEKS ENDED
                                                              SEPTEMBER 29, 2000    OCTOBER 1, 1999
                                                              ------------------    ---------------
                                                                 (UNAUDITED)          (UNAUDITED)
Numerator:
  Net income available to common shareholders (numerator for
     basic and diluted earnings per share)..................       $ 19,114             $21,481
                                                                   ========             =======
Denominator:
  Denominator for basic earnings per share-weighted average
     common shares..........................................         96,859              66,667
  Effect of dilutive securities:
     Stock options..........................................          1,080                  --
     Warrants...............................................          4,400                  --
                                                                   --------             -------
  Denominator for diluted earnings per share-adjusted
     weighted average shares................................        102,339              66,667
                                                                   ========             =======
Basic earnings (loss) per share.............................       $   0.20             $ (0.32)
                                                                   ========             =======
Diluted earnings (loss) per share...........................       $   0.19             $ (0.32)
                                                                   ========             =======

     The effect of dilutive securities is not included in the computation for the seven weeks ended October 1, 1999, because to do so would be antidilutive.

NOTE E -- COMMON STOCK

     In connection with the Company's initial public offering on February 25, 2000, Intersil Holding effected a 1-for-1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying unaudited, condensed consolidated financial statements reflect Intersil Holding's reverse stock split, retroactively applied to all periods presented.

     On September 20, 2000, the Company issued 3,000,000 shares of its Class A Common Stock at a price of $48.00 per share. Net proceeds received from this offering, after deducting the underwriting discount and estimated offering expenses of $7.8 million, were approximately $136.2 million. Pursuant to this public offering, the Company issued an additional 500,000 shares of its Class A Common Stock at $48.00 per share upon the exercise of the over-allotment option by the underwriters on September 26, 2000. Net proceeds received from the exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses of $1.2 million, were approximately $22.8 million. The Company intends to use the proceeds from the offering and the exercise of the over-allotment option for general corporate purposes, including expenditures for research and development of new products and sales and marketing efforts. In addition, the Company intends to use a portion of the proceeds to acquire complementary products, technology or businesses or to retire portions of its outstanding debt.

     At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil Holding. Each warrant entitles the holder to purchase
18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of September 29, 2000, 185,925 warrants had been exercised for 3,443,050 shares of Intersil Holding Class A Common Stock.

                          INTERSIL HOLDING CORPORATION

     Citicorp Mezzanine Partners, L.P. ("CMP") also holds warrants to purchase 2,222,224 shares of Intersil Holding Class A Common Stock at an exercise price of $.0015 per share, subject to certain anti-dilution adjustments. These warrants may be exercised at any time after August 13, 2001 and expire on August 15, 2009. The Company agreed to the early exercise of warrants to purchase 360,633 of the underlying shares.

     On September 18, 2000, Manatee Investment Corporation, a wholly owned subsidiary of Harris Corporation, converted all 4,531,584 shares of its Intersil Holding Class B Common Stock into an equivalent number of shares of Intersil Holding Class A Common Stock.

NOTE F -- EMPLOYEE BENEFIT PLANS

  Equity Compensation Plan

     During the 13 weeks ended September 29, 2000, Intersil Holding granted 440,800 options to acquire Intersil Holding Class A Common Stock at a average price of $53.60 per share. The Company accounts for its Equity Compensation Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During the 13 weeks ended September 29, 2000, the Company recorded no deferred compensation. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement No. 123, the Company would have reported a net income of $18.1 million for the 13 weeks ended September 29, 2000.

     The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

                                                                SEPTEMBER 29, 2000
                                                                ------------------
Expected volatility.........................................            0.5
Dividend yield..............................................             --
Risk-free interest rate.....................................           5.92%
Expected life, in years.....................................              7

     A summary of the status of the Company's stock option plan as of September 29, 2000, and changes during the 13 weeks then ended are presented in the table below:

                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                                                EXERCISE
                                                                  SHARES          PRICE
                                                              --------------    ---------
                                                              (IN THOUSANDS)
Outstanding at beginning of period..........................      2,995          $15.76
Granted.....................................................        441          $53.60
Exercised...................................................         44          $ 2.25
Canceled....................................................         73          $26.71
                                                                  -----
Outstanding at end of period................................      3,319          $20.63
                                                                  =====
Exercisable at end of period................................        189          $ 2.93
Weighted average fair value of options granted..............                     $15.77

     Information with respect to stock options outstanding and stock options exercisable at September 29, 2000 is as follows:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                 ---------------------------------------------   --------------------------
                                     WEIGHTED-       WEIGHTED-                    WEIGHTED-
                                      AVERAGE         AVERAGE                      AVERAGE
                     NUMBER          REMAINING       EXERCISE        NUMBER       EXERCISE
EXERCISE PRICE    OUTSTANDING     CONTRACTUAL LIFE     PRICE      EXERCISABLE       PRICE
--------------   --------------   ----------------   ---------   --------------   ---------
                 (IN THOUSANDS)                                  (IN THOUSANDS)
 $2.25               1,414              9.17          $ 2.25          148           $2.25
 $5.63                  41              8.88          $ 5.63           41           $5.63
$25.00-$35.88        1,107              9.54          $25.07           --              --
$37.56-$55.13          719              9.71          $48.81           --              --
$57.31-$63.06           38              9.78          $58.33           --              --

                          INTERSIL HOLDING CORPORATION

NOTE G -- ADOPTION OF FINANCIAL ACCOUNTING STANDARD NO. 133

     Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the condensed consolidated balance sheet at their fair value of $1.6 million at September 29, 2000.

     At September 29, 2000 the Company had open foreign exchange contracts with a notional amount of $38.7 million, which was to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 13 weeks ended September 29, 2000 were $0.5 million.

NOTE H -- SUBSEQUENT EVENTS

     In October 2000, Intersil Holding acquired Arizona-based SiCOM, Inc., or SiCOM. SiCOM is a fabless semiconductor manufacturer that offers broadband modem silicon reference designs and software, programmable Application Specific Standard Parts and board level products for equipment manufacturers serving fixed wireless infrastructure and access markets. Consideration for the acquisition of SiCOM was 3,605,778 shares (which includes 434,909 shares issuable upon exercise of options) of the Company's Class A Common Stock. The acquisition will be recorded using the purchase method of accounting.

NOTE I -- FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

     The condensed consolidating financial information presented below includes the Predecessor condensed consolidated statements of operations and cash flows for the six weeks ended August 13, 1999 for the Predecessor Guarantor and Non-Guarantor subsidiaries. The condensed consolidated balance sheets as of September 29, 2000 and June 30, 2000 and the condensed consolidated statements of operations and cash flows for the 13 weeks ended September 29, 2000 and the seven weeks ended October 1, 1999 reflect the Successor Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                          INTERSIL HOLDING CORPORATION

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       13 WEEKS ENDED SEPTEMBER 29, 2000
                                  (UNAUDITED)

                                                                             SUCCESSOR
                                                --------------------------------------------------------------------
                                                                            FOREIGN
                                                           GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                PARENT    SUBSIDIARIES    SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                -------   ------------   --------------   -----------   ------------
                                                                         (IN THOUSANDS)
REVENUE
  Product sales...............................  $    --     $221,897        $163,344       $(166,600)    $ 218,641
COSTS AND EXPENSES
  Cost of product sales.......................       --      122,444         150,659        (155,759)      117,344
  Research and development....................       --       25,297             570              --        25,867
  Selling, general and administrative.........       36       29,358           5,403              --        34,797
  Intangible amortization.....................       --        2,643           3,845              --         6,488
                                                -------     --------        --------       ---------     ---------
Operating income (loss).......................      (36)      42,155           2,867         (10,841)       34,145
  Interest, net...............................       --        1,036             (43)             --           993
  Equity in subsidiary income (loss)..........   44,029           --              --         (44,029)           --
                                                -------     --------        --------       ---------     ---------
  Income (loss) before income taxes and
    cumulative effect of a change in
    accounting principle......................   43,993       41,119           2,910         (54,870)       33,152
  Income taxes (benefit)......................      (14)      15,533           2,117          (3,795)       13,841
                                                -------     --------        --------       ---------     ---------
  Income (loss) before cumulative effect of a
    change in accounting principle............   44,007       25,586             793         (51,075)       19,311
  Cumulative effect of adoption of SFAS 133
    (net of tax)..............................       --         (197)             --              --          (197)
                                                -------     --------        --------       ---------     ---------
NET INCOME (LOSS) TO COMMON SHAREHOLDERS......  $44,007     $ 25,389        $    793       $ (51,075)    $  19,114
                                                =======     ========        ========       =========     =========

                       SEVEN WEEKS ENDED OCTOBER 1, 1999
                                  (UNAUDITED)

                                                                             SUCCESSOR
                                                --------------------------------------------------------------------
                                                                            FOREIGN
                                                                              NON-
                                                           GUARANTOR       GUARANTOR      ELIMINATING
                                                PARENT    SUBSIDIARIES    SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                -------   ------------   --------------   -----------   ------------
                                                                         (IN THOUSANDS)
REVENUE
  Product sales...............................  $    --     $ 82,848        $ 68,979       $(75,279)      $ 76,548
COSTS AND EXPENSES
  Cost of product sales.......................       --       50,532          63,903        (68,546)        45,889
  Research and development....................       --        8,398              --             --          8,398
  Selling, general and administrative.........       --        7,128           4,144             --         11,272
  Intangible amortization.....................       --        7,322         (15,996)        10,092          1,418
  In-process research and development.........       --       20,796              --             --         20,796
                                                -------     --------        --------       --------       --------
Operating income (loss).......................       --      (11,328)         16,928        (16,825)       (11,225)
  Interest, net...............................    1,889        8,605           2,267         (4,096)         8,665
  Equity in subsidiary income (loss)..........   (5,272)          --              --          5,272             --
                                                -------     --------        --------       --------       --------
  Income (loss) before income taxes...........   (7,161)     (19,933)         14,661         (7,457)       (19,890)
  Income taxes (benefit)......................       --          268           1,801         (1,847)           222
                                                -------     --------        --------       --------       --------
  Net income (loss)...........................   (7,161)     (20,201)         12,860         (5,610)       (20,112)
  Preferred dividends.........................    1,369        1,369              --         (1,369)         1,369
                                                -------     --------        --------       --------       --------
NET INCOME (LOSS) TO COMMON SHAREHOLDERS......  $(8,530)    $(21,570)       $ 12,860       $ (4,241)      $(21,481)
                                                =======     ========        ========       ========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX WEEKS ENDED AUGUST 13, 1999
                                  (UNAUDITED)

                                                                   PREDECESSOR
                                           ------------------------------------------------------------
                                                              FOREIGN
                                            GUARANTOR      NON-GUARANTOR    ELIMINATING
                                           SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                           ------------    -------------    -----------    ------------
                                                                  (IN THOUSANDS)
REVENUE
  Product sales..........................    $ 39,470        $129,546        $(111,680)      $57,336
COSTS AND EXPENSES
  Cost of product sales..................      37,484         139,292         (137,095)       39,681
  Research and development...............       8,511             (12)              --         8,499
  Selling, general and administrative....       8,986           1,778              144        10,908
  Harris corporate expense allocations...       1,393             (85)            (144)        1,164
  Intangible amortization................         326              --               --           326
                                             --------        --------        ---------       -------
Operating income (loss)..................     (17,230)        (11,427)          25,415        (3,242)
  Interest, net..........................        (161)             50               --          (111)
                                             --------        --------        ---------       -------
  Income (loss) before income taxes......     (17,069)        (11,477)          25,415        (3,131)
  Income taxes (benefit).................      (4,943)            (15)           4,856          (102)
                                             --------        --------        ---------       -------
  Net income (loss)......................    $(12,126)       $(11,462)       $  20,559       $(3,029)
                                             ========        ========        =========       =======

                          INTERSIL HOLDING CORPORATION

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 29, 2000
                                  (UNAUDITED)

                                                                                   FOREIGN
                                                                  GUARANTOR     NON-GUARANTOR   ELIMINATING
                                                       PARENT    SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                      --------   ------------   -------------   -----------   ------------
                                                                                 (IN THOUSANDS)
ASSETS
  Cash and cash equivalents.........................        --    $  357,105      $  14,482     $       --     $  371,587
  Trade receivables, net............................        --       119,061          9,020                       128,081
  Intercompany balances.............................        --        18,124        (18,124)                           --
  Inventories.......................................        --       105,442         29,531        (10,842)       124,131
  Other current assets..............................        --        36,787            450             --         37,237
  Property, plant and equipment, net................        --       227,328          1,460             --        228,788
  Intangibles, net..................................        --        78,245        103,902             --        182,147
  Investment in subsidiaries........................   895,975      (777,530)      (112,450)        (5,995)            --
  Other non-current assets..........................        --        40,870          1,506             --         42,376
                                                      --------    ----------      ---------     -----------    ----------
        Total Assets................................  $895,975    $  205,432      $  29,777     $  (16,837)    $1,114,347
                                                      ========    ==========      =========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Trade payables....................................  $     --    $   30,526      $  12,241     $       --     $   42,767
  Compensation and benefits.........................        --        24,445          3,149             --         27,594
  Other current liabilities.........................    (3,086)       53,518          6,232         (3,795)        52,869
  Long-term debt....................................        --       112,842             --             --        112,842
  Other non-current liabilities.....................        --        21,992             --             --         21,992
  Common stock......................................     1,015            --             --             --          1,015
  Additional paid-in capital........................   879,046           300             --             --        879,346
  Retained earnings (deficit).......................    19,000       (38,191)         8,641        (13,044)       (23,594)
  Accumulated other comprehensive income (loss).....        --            --           (486)             2           (484)
                                                      --------    ----------      ---------     -----------    ----------
        Total Liabilities and Shareholders'
          Equity....................................  $895,975    $  205,432      $  29,777     $  (16,837)    $1,114,347
                                                      ========    ==========      =========     ===========    ==========

                                 JUNE 30, 2000

                                                                                   FOREIGN
                                                                  GUARANTOR     NON-GUARANTOR   ELIMINATING
                                                       PARENT    SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                      --------   ------------   -------------   -----------   ------------
                                                                                 (IN THOUSANDS)
ASSETS
  Cash and cash equivalents.........................  $     --    $  200,237      $  11,703     $       --     $  211,940
  Trade receivables, net............................        --       104,769          6,926             --        111,695
  Intercompany balances.............................        --        (3,009)         3,009             --             --
  Inventories.......................................        --       126,313            168             --        126,481
  Other current assets..............................        --        37,295            372             --         37,667
  Property, plant and equipment, net................        --       223,852          1,632             --        225,484
  Intangibles, net..................................        --        80,888        109,262             --        190,150
  Investment in subsidiaries........................   719,768       323,526          1,370     (1,044,664)            --
  Other non-current assets..........................        --        28,927          1,594             --         30,521
                                                      --------    ----------      ---------     -----------    ----------
        Total Assets................................  $719,768    $1,122,798      $ 136,036     $(1,044,664)   $  933,938
                                                      ========    ==========      =========     ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Trade payables....................................  $     --    $   32,953      $   4,038     $       --     $   36,991
  Compensation and benefits.........................        --        35,254          3,372             --         38,626
  Other current liabilities.........................        --        35,823          5,322             --         41,145
  Long-term debt....................................        --       116,188             --             --        116,188
  Other non-current liabilities.....................        --        21,992             --             --         21,992
  Common stock......................................       945            --             --             --            945
  Additional paid-in capital........................   718,823           300             --             --        719,123
  Retained earnings (deficit).......................        --       880,288        121,668     (1,044,664)       (42,708)
  Accumulated other comprehensive income............        --            --          1,636             --          1,636
                                                      --------    ----------      ---------     -----------    ----------
        Total Liabilities and Shareholders'
          Equity....................................  $719,768    $1,122,798      $ 136,036     $(1,044,664)   $  933,938
                                                      ========    ==========      =========     ===========    ==========

                          INTERSIL HOLDING CORPORATION

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       13 WEEKS ENDED SEPTEMBER 29, 2000
                                  (UNAUDITED)

                                                                               FOREIGN
                                                              GUARANTOR     NON-GUARANTOR   ELIMINATING
                                                  PARENT     SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                 ---------   ------------   -------------   -----------   ------------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)............................  $  44,007     $ 25,389        $   793       $(51,075)      $ 19,114
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities
  Depreciation and amortization................         --       12,069          3,991             --         16,060
  Provision for inventory obsolescence.........         --        8,888             --             --          8,888
  Changes in working capital...................   (203,212)     126,762         (1,728)        51,075        (27,103)
                                                 ---------     --------        -------       --------       --------
  Net cash provided by (used in) operating
    activities.................................   (159,205)     173,108          3,056             --         16,959
INVESTING ACTIVITIES:
Property, plant and equipment..................         --      (12,898)            22             --        (12,876)
                                                 ---------     --------        -------       --------       --------
    Net cash used in investing activities......         --      (12,898)            22             --        (12,876)
FINANCING ACTIVITIES
  Proceeds from offering.......................    158,983           --             --             --        158,983
  Proceeds from exercise of stock options and
    warrants...................................        222           --             --             --            222
  Payments of borrowings.......................         --       (3,342)            --             --         (3,342)
                                                 ---------     --------        -------       --------       --------
    Net cash provided by (used in) financing
      activities...............................    159,205       (3,342)            --             --        155,863
Effect of exchange rates on cash and cash
  equivalents..................................         --           --           (299)            --           (299)
                                                 ---------     --------        -------       --------       --------
    Net increase in cash and cash
      equivalents..............................         --      156,868          2,779             --        159,647
    Cash and cash equivalents at the beginning
      of the period............................         --      200,237         11,703             --        211,940
                                                 ---------     --------        -------       --------       --------
    Cash and cash equivalents at the end of the
      period...................................         --      357,105         14,482             --        371,587
                                                 =========     ========        =======       ========       ========

                       SEVEN WEEKS ENDED OCTOBER 1, 1999
                                  (UNAUDITED)

                                                                                SUCCESSOR
                                                   -------------------------------------------------------------------
                                                                               FOREIGN
                                                              GUARANTOR     NON-GUARANTOR   ELIMINATING
                                                   PARENT    SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                   -------   ------------   -------------   -----------   ------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)..............................  $(1,889)    $(20,201)       $12,860       $(10,882)      $(20,112)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
  Depreciation and amortization..................       --        7,628          2,530             --         10,158
  Changes in working capital.....................    1,889       30,573         (5,675)        10,882         37,669
                                                   -------     --------        -------       --------       --------
    Net cash provided by operating activities....       --       18,000          9,715             --         27,715
INVESTING ACTIVITIES:
Property, plant and equipment....................       --        2,867         (5,291)            --         (2,424)
                                                   -------     --------        -------       --------       --------
    Net cash provided by (used in) investing
      activities.................................       --        2,867         (5,291)            --         (2,424)
FINANCING ACTIVITIES
  Payments of borrowings.........................       --          (65)            --             --            (65)
                                                   -------     --------        -------       --------       --------
    Net cash used in financing activities........       --          (65)            --             --            (65)
Effect of exchange rates on cash and cash
  equivalents....................................       --           --          1,217             --          1,217
                                                   -------     --------        -------       --------       --------
    Net increase in cash and cash equivalents....       --       20,802          5,641             --         26,443
    Cash and cash equivalents at the beginning of
      the period.................................       --        5,932          1,445             --          7,377
                                                   -------     --------        -------       --------       --------
    Cash and cash equivalents at the end of the
      period.....................................  $    --     $ 26,734        $ 7,086       $     --       $ 33,820
                                                   =======     ========        =======       ========       ========

                          INTERSIL HOLDING CORPORATION

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX WEEKS ENDED AUGUST 13, 1999
                                  (UNAUDITED)

                                                                            PREDECESSOR
                                                     ---------------------------------------------------------
                                                                       FOREIGN
                                                      GUARANTOR     NON-GUARANTOR   ELIMINATING
                                                     SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                     ------------   -------------   -----------   ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income (loss)................................   $ (11,462)      $ (12,125)     $  20,559      $(3,029)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
  Depreciation and amortization....................       2,380           6,693             --        9,073
  Non-current deferred income taxes................          --           4,815         (9,571)      (4,756)
  Changes in working capital.......................     210,864         128,451       (337,221)       2,094
                                                      ---------       ---------      ---------      -------
    Net cash provided by (used in) operating
      activities...................................     201,782         127,833       (326,233)       3,382
INVESTING ACTIVITIES:
Property, plant and equipment......................      (1,020)           (867)            --       (1,867)
                                                      ---------       ---------      ---------      -------
    Net cash used in investing activities..........      (1,020)           (867)            --       (1,867)
FINANCING ACTIVITIES:
  Payments of borrowings...........................          --           4,535         (4,567)         (32)
  Net cash transfer and billings from (to)
    parent.........................................    (200,497)       (131,501)       330,800       (1,198)
                                                      ---------       ---------      ---------      -------
    Net cash provided by (used in) financing
      activities...................................    (200,497)       (126,965)       326,233       (1,230)
Effect of exchange rates on cash and cash
  equivalents......................................       1,177              --             --        1,177
                                                      ---------       ---------      ---------      -------
  Net increase in cash and cash equivalents........       1,442              --             --        1,442
  Cash at the beginning of the period..............          --              --             --           --
                                                      ---------       ---------      ---------      -------
  Cash at the end of the period....................   $   1,442       $      --      $      --      $ 1,442
                                                      =========       =========      =========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the notes thereto.

     This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward-looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward-looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward-looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. The information contained in the Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and our filing on Form S-1 (as amended) which discuss some of the important risk factors that may affect our business, results of operations, and financial condition. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     We are a systems oriented designer and manufacturer of analog and digital integrated circuits and discrete semiconductors for the communications and power management end-user. We provide system level solutions for the growing integrated semiconductor market. Integrated communications semiconductors enable the convergence of voice, data and video. Within integrated communications, we are focused on several key markets including high data rate wireless connectivity, power management and wireless and wired software design to deliver chip sets, component software and licensable applicable designs for communications equipment customers. We sell over 4,500 products to more than 28,000 customers worldwide.

BASIS OF PRESENTATION

     We were formed on August 13, 1999 through a series of transactions, in which we and our wholly-owned subsidiary, Intersil, acquired the semiconductor business of Harris. Intersil and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor.

     The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil Holding was $504.3 million in cash of which $420.0 million was financed through borrowings from the senior credit facilities, the 13.25% Senior Subordinated Notes due 2009 and 13.50% Subordinated Holding "Pay-In-Kind" (PIK) note and the issuance of a $90.0 million 11.13% PIK Note to Harris.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair values. The fair values of the net assets acquired exceeded the purchase price resulting in negative goodwill of $200.0 million. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values. The most significant effects were to decrease property, plant and equipment and to increase certain intangibles and liabilities. Accordingly, certain financial information for the periods prior to August 13, 1999 is not comparable to periods subsequent to August 13, 1999. All statement of operations information for the 13 weeks and the 39 weeks ended October 1, 1999 represents the combined results of the semiconductor business from July 3, 1999 and January 2, 1999, respectively, through August 13, 1999 and Intersil Holding from August 14, 1999 through October 1, 1999.

     On September 20, 2000, we issued 3,000,000 shares of our Class A Common Stock in a registered underwritten public offering at a price of $48.00 per share. On September 26, 2000, we issued an additional 500,000 shares of our Class A Common Stock at a price of $48.00 per share upon the exercise of the over-allotment option by the underwriters pursuant to the registered public offering on September 20, 2000. See "-- Liquidity and Capital Resources."

     Pursuant to a Form 8-K filed on March 29, 2000, we elected to change our fiscal year end from the Friday closest to June 30 to the Friday closest to December 31. Our short calendar year 2000 began on July 1, 2000 and our third calendar quarter ended September 29, 2000. We have included supplemental discussions below on the 39 weeks ended September 29, 2000 versus the combined 39 weeks ended October 1, 1999 as if we had been reporting on a calendar year basis for the entire year.

QUARTERLY RESULTS

     The following table sets forth the unaudited historical quarterly revenue and gross margin of our product groups:

                                                       COMBINED
                                                  CALENDAR YEAR 1999              CALENDAR YEAR 2000
                                           ---------------------------------   ------------------------
                                             Q1       Q2       Q3       Q4       Q1       Q2       Q3
                                           ------   ------   ------   ------   ------   ------   ------
                                                      (IN MILLIONS, EXCEPT FOR PERCENTAGES)
REVENUE
Analog & Mixed Signal....................  $ 88.5   $ 98.3   $ 82.8   $ 94.0   $103.4   $116.6   $122.0
Discrete Power...........................    42.3     46.0     44.9     54.8     53.2     53.0     52.5
Wireless.................................     4.6      6.4      6.3      9.3     14.3     21.6     44.1
                                           ------   ------   ------   ------   ------   ------   ------
         Total...........................  $135.4   $150.7   $134.0   $158.1   $170.9   $191.2   $218.6
                                           ======   ======   ======   ======   ======   ======   ======
GROSS MARGIN PERCENTAGE
Analog & Mixed Signal....................      43%      43%      42%      45%      44%      46%      51%
Discrete Power...........................      17       21       24       28       32       34       30
Wireless.................................      35       50       35       39       45       50       53
         Total...........................      35       36       36       39       41       43       46

     Historically, our third calendar quarter has been our weakest due to model changeovers in the automotive industry and summer holiday seasons, primarily in Europe. Our increasing focus on integrated communications products has resulted in higher percentage of our sales coming from the communications markets in calendar year 2000. Revenues from integrated communications products accounted for 57.8% of our total third quarter calendar year 2000 sales versus 45.2% of our total third quarter calendar year 1999 sales. Sales made into the communications market generally experience less seasonality than sales of our historical mix of products.

     The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

     For the 39 weeks ended September 29, 2000, we experienced sales growth of over 25% in each of the quarters of calendar year 2000 as compared to the same periods in calendar year 1999 due to increased demand of our communication products. Additionally, the introduction of our new PRISM II wireless product has accelerated growth in the Wireless product group.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data for the periods indicated:

                                                                                  SUPPLEMENTAL
                                                                     ---------------------------------------
                                  SUCCESSOR           COMBINED           SUCCESSOR             COMBINED
                              ------------------   ---------------   ------------------   ------------------
                                         13 WEEKS ENDED                          39 WEEKS ENDED
                              ------------------------------------   ---------------------------------------
                              SEPTEMBER 29, 2000   OCTOBER 1, 1999   SEPTEMBER 29, 2000    OCTOBER 1, 1999
                              ------------------   ---------------   ------------------   ------------------
                                          (UNAUDITED)                              (UNAUDITED)
                                                              (IN THOUSANDS)
REVENUE
  Product sales.............       $218,641           $133,884            $580,745             $419,977
COSTS AND EXPENSES
  Cost of product sales.....        117,344             85,570             327,363              269,727
  Research and
     development............         25,867             16,897              69,371               54,250
  Selling, general and
     administrative.........         34,797             22,180              93,770               64,845
  Harris corporate expense
     allocation.............             --              1,164                  --                6,153
  Intangible amortization...          6,488              1,744              13,232                3,012
  In-process research and
     development............             --             20,796                  --               20,796
  Other.....................             --                 --               1,178                   --
                                   --------           --------            --------             --------
Operating income (loss).....         34,145            (14,467)             75,831                1,194
  Loss on sale of Malaysian
     operation..............             --                 --              24,825                   --
  Interest, net.............            993              8,554              14,885                7,750
                                   --------           --------            --------             --------
  Income (loss) before
     income taxes,
     extraordinary item and
     cumulative effect of a
     change in accounting
     principle..............         33,152            (23,021)             36,121               (6,556)
  Income taxes (benefit)....         13,841                120              12,152               (4,527)
                                   --------           --------            --------             --------
Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle.................         19,311            (23,141)             23,969               (2,029)
  Extraordinary item -- loss
     on extinguishment of
     debt, net of tax
     effect.................             --                 --             (25,518)                  --
                                   --------           --------            --------             --------
  Income (loss) before
     cumulative effect of a
     change in accounting
     principle..............         19,311            (23,141)             (1,549)              (2,029)
  Cumulative effect of
     adoption of SFAS 133,
     net of tax effect......           (197)                --                (197)                  --
                                   --------           --------            --------             --------
NET INCOME (LOSS)...........       $ 19,114           $(23,141)           $ (1,746)            $ (2,029)
                                   ========           ========            ========             ========

     The following table sets forth statement of operations data for the periods indicated as a percentage of revenue:

                                                                                      SUPPLEMENTAL
                                                                          ------------------------------------
                                       SUCCESSOR           COMBINED           SUCCESSOR           COMBINED
                                   ------------------   ---------------   ------------------   ---------------
                                              13 WEEKS ENDED                         39 WEEKS ENDED
                                   ------------------------------------   ------------------------------------
                                   SEPTEMBER 29, 2000   OCTOBER 1, 1999   SEPTEMBER 29, 2000   OCTOBER 1, 1999
                                   ------------------   ---------------   ------------------   ---------------
REVENUE
  Analog & Mixed Signal..........         55.8%               61.8%              58.9%               64.2%
  Discrete Power.................         24.0                33.5               27.3                31.7
  Wireless.......................         20.2                 4.7               13.8                 4.1
                                         -----               -----              -----               -----
          Total..................        100.0               100.0              100.0               100.0
COSTS AND EXPENSES
  Cost of product sales..........         53.7                63.9               56.4                64.2
  Research and development.......         11.8                12.6               11.9                12.9
  Selling, general and
     administrative..............         15.9                16.6               16.1                15.4
  Intangible amortization........          3.0                 1.3                2.3                 0.7
  In-process research and
     development.................           --                15.5                 --                 5.0
  Other..........................           --                 0.9                0.2                 1.5
                                         -----               -----              -----               -----
Operating income (loss)..........         15.6               (10.8)              13.1                 0.3
Loss on sale of Malaysian
  operation......................           --                  --                4.3                  --
  Interest, net                            0.5                 6.4                2.6                 1.9
                                         -----               -----              -----               -----
  Income (loss) before income
     taxes, extraordinary item
     and cumulative effect of a
     change in accounting
     principle...................         15.1               (17.2)               6.2                (1.6)
  Income taxes (benefit).........          6.3                (0.1)               2.1                (1.1)
                                         -----               -----              -----               -----
  Income (loss) before
     extraordinary item and
     cumulative effect of a
     change in accounting
     principle...................          8.8               (17.3)               4.1                (0.5)
  Extraordinary item -- loss on
     extinguishment of debt, net
     of tax effect...............           --                  --                4.4                  --
  Income (loss) before cumulative
     effect of a change in
     accounting principle........          8.8               (17.3)              (0.3)               (0.5)
  Cumulative effect of adoption
     of SFAS 133, net of tax
     effect......................         (0.1)                 --                 --                  --
     Net income (loss)...........          8.7%              (17.3)%             (0.3) %             (0.5) %
                                         =====               =====              =====               =====

  Revenue

     Revenue for the 13 weeks ended September 29, 2000 increased 63.1% to $218.6 million from $134.0 million during the combined 13 weeks ended October 1, 1999. Revenue for the 39 weeks ended September 29, 2000 increased 38.2% to $580.7 million from $420.0 million during the combined 39 weeks ended October 1, 1999. The growth in both periods is the result of increased demand for communications products and overall improved market conditions. Wireless sales growth of 600% for the 13 weeks ended September 29, 2000 and 362% for the 39 weeks ended September 29, 2000 versus the same time periods in calendar year 1999 was driven by increased market acceptance of our PRISM(R) products.

     Geographically, 45.5%, 19.0% and 35.5% of product sales were derived in North America, Europe and Asia, respectively, during the 13 weeks ended September 29, 2000 compared to 48.7%, 22.8% and 28.5%
during the combined 13 weeks ended October 1, 1999. For the 39 weeks ended September 29, 2000, 48.0%, 20.4% and 31.6% of product sales were derived in North America, Europe and Asia, respectively, compared to 51.9%, 23.8% and 24.4% during the combined 39 weeks ended October 1, 1999.

  Gross Margin

     Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the 13 weeks ended September 29, 2000, gross margin on product sales increased 109.7% to $101.3 million from $48.3 million in the combined 13 weeks ended October 1, 1999. Gross margin on product sales increased 68.6% to $253.4 million in the 39 weeks ended September 29, 2000 from $150.3 million in the combined 39 weeks ended October 1, 1999. As a percent of sales, gross margin was 46.3% during the 13 weeks ended September 29, 2000 and 43.6% during the 39 weeks ended September 29, 2000 compared to 36.1% during the combined 13 weeks ended October 1, 1999 and 35.8% during the combined 39 weeks ended October 1, 1999. This increase was due primarily to a sales mix shift from our historical mix of products to a higher percentage of our integrated communications products. Our integrated communications products, which include our wireless products, generally carry higher margins. Increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements and manufacturing cost improvement projects contributed to the margin improvement.

  Research and Development ("R&D")

     R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 53.3% to $25.9 million during the 13 weeks ended September 29, 2000 from $16.9 million during the combined 13 weeks ended October 1, 1999 and 27.9% to $69.4 million during the 39 weeks ended September 29, 2000 from $54.3 million during the combined 39 weeks ended October 1, 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percent of sales, R&D expenses declined to 11.8% for the 13 weeks ended September 29, 2000 from 12.6% for the combined 13 weeks ended October 1, 1999 and to 11.9% for the 39 weeks ended September 29, 2000 from 12.9% for the combined 39 weeks ended October 1, 1999.

     In-Process R&D Charge

     In connection with the acquisition of the semiconductor business of Harris, we allocated $20.2 million of the purchase price to in-process R&D projects. These projects were in various stages of completion ranging from 35-90% completion. The present value of $29.0 million of in-process R&D was primarily determined by discounting 10 year after tax cash flow projections of the individual projects using a discount rate of 20%. The value was then reduced by negative goodwill resulting from the acquisition.

     At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined 13 weeks and combined 39 weeks ended October 1, 1999.

  Selling, General and Administrative ("SG&A")

     SG&A costs, which include marketing, selling, general and administrative expenses increased to $34.8 million during the 13 weeks ended September 29, 2000 from $22.2 million during the combined 13 weeks ended October 1, 1999 and to $93.8 million during the 39 weeks ended September 29, 2000 from $64.8 million during the combined 39 weeks ended October 1, 1999. The increase in both periods was due to additional selling costs resulting from higher sales in calendar year 2000 and additional marketing costs associated with our new company branding initiative. As a percentage of sales, SG&A costs decreased to 15.9% for the 13 weeks ended September 29, 2000 from 16.6% for the combined 13 weeks ended October 1, 1999 and increased to 16.1% for the 39 weeks ended September 29, 2000 from 15.4% for the combined 39 weeks ended October 1, 1999.

  Interest Expense

     In connection with the acquisition of the semiconductor business of Harris, we entered into new credit facilities. Pursuant to the initial public offering in February 2000, we retired a significant portion of those same credit facilities. Interest expense for the 13 weeks and 39 weeks ended September 29, 2000 is not comparable to interest expense for the combined 13 weeks and combined 39 weeks ended October 1, 1999.

  Tax Expense

     The tax provisions for the 13 weeks and 39 weeks ended September 29, 2000 are not comparable to the tax benefits for the combined 13 weeks and combined 39 weeks ended October 1, 1999 due to the differences in our tax structure as compared to that of the semiconductor business of Harris.

  Backlog

     We had backlog at September 29, 2000 of $275.1 million compared to $259.5 million at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion. We anticipate that our operating cash flow and our cash on hand, together with available borrowing under the Revolving Credit Facility, will be sufficient to meet our working capital, capital expenditure and interest requirements on our debt obligations for the foreseeable future. As of September 29, 2000 our total debt and shareholders' equity was $113.2 million and $856.3 million, respectively.

     Because our business was operated as a subsidiary of Harris prior to August 13, 1999, we do not believe our cash flows prior to August 13, 1999 are indicative of our business on a stand-alone basis. Net cash generated by operating activities for the 13 weeks ended September 29, 2000 was $17.0 million. Net cash used in investing activities for the 13 weeks ended September 29, 2000 was $12.9 for capital expenditures to support our expanded operations. Net cash provided by financing activities for the 13 weeks ended September 29, 2000 was $155.9 million, primarily from the proceeds of our September 2000 public offering. Our cash balance at September 29, 2000 was $371.6 million.

     Our Revolving Credit Facility and the Senior Subordinated Notes contain financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

     On September 20, 2000, we issued 3,000,000 shares of Class A Common Stock at a price of $48.00 per share. We received net proceeds from this offering, after deducting the underwriting discount and estimated offering expenses of $7.8 million, of approximately $136.2 million. Pursuant to this public offering, we issued an additional 500,000 shares of Class A Common Stock at $48.00 per share upon the exercise of the over-allotment option by the underwriters on September 26, 2000. We received net proceeds from the exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses of $1.1 million, of approximately $22.9 million. We intend to use the proceeds from the offering and the exercise of the over-allotment option for general corporate purposes, including expenditures for research and development of new products and sales and marketing efforts. In addition, we intend to use a portion of the proceeds to acquire complementary products, technology or businesses or to retire portions of our outstanding debt.

  Recent Developments

     In October 2000, we acquired Arizona-based SiCOM, Inc., or SiCOM, in an all-stock transaction. SiCOM is a fabless semiconductor manufacturer that offers broadband modem silicon reference designs and software, programmable Application Specific Standard Parts and board level products for equipment manufacturers serving fixed wireless infrastructure and access markets. SiCOM's engineering talent, broadband wireless solutions and patent portfolio will bring our customers closer to a high-data-rate, end-to-end solution for wireless connectivity.

     This acquisition underscores our commitment to provide wireless semiconductor and software architectures supporting the growing demand for wireless access to broadband content within homes, offices, airports, hotels and other public places. Consideration for the acquisition of SiCOM was 3,605,778 shares (which includes 434,909 shares issuable upon exercise of options) of our Class A Common Stock.

  Receivables and Inventories

     Trade accounts receivable less the allowance for collection losses totaled $128.1 million at September 29, 2000 compared to $111.7 million at June 30, 2000. The increase was due to higher sales quarter over quarter. Inventories decreased to $124.1 million at September 29, 2000 from $126.5 million at June 30, 2000. The decrease was primarily due to management's continued efforts to reduce inventory through portfolio management and process improvements.

     Distributor reserves fluctuate from year to year based on the level of inventory at distributors. The reserve increased 6.7% from $7.4 million at June 30, 2000 to $7.9 million at September 29, 2000 resulting from increasing inventory levels at distributions in response to higher demand and overall market improvement. Inventory turnover at distributors remained flat quarter over quarter.

  Capital Expenditures

     Capital expenditures for the 13 weeks and 39 weeks ended September 29, 2000 were $12.9 and $39.1 million, respectively, compared to $4.3 and $24.8 million for the combined 13 weeks and combined 39 weeks ended October 1, 1999, respectively. We do not anticipate substantial capital expenditures in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

     Effective July 1, 2000, we adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of FAS 133, we recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the condensed consolidated balance sheet at their fair value of $1.6 million at September 29, 2000.

     At September 29, 2000 we had open foreign exchange contracts with a notional amount of $38.7 million, which was to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 13 weeks ended September 29, 2000 were $0.5 million. During the 13 weeks ended September 29, 2000 we purchased and sold $10.0 million of foreign exchange forward and option contracts.

     Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at September 29, 2000, would have an impact of approximately $2.0 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

     As of September 29, 2000, we also had fixed rate debt of approximately $113.2 million consisting primarily of the 13.25% Senior Subordinated Notes due 2009. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reorganization of Harris Corporation's sales representatives resulted in the termination of the sales representative agreement with Giesting E. Associates, Inc. ("Giesting") on September 21, 1998. Harris Corporation filed suit in the U.S. District Court, Middle District of Florida, requesting a Declaratory Judgement stating that Harris Corporation did not breach the sales representative agreement with Giesting, along with an injunction prohibiting the disclosure of Harris Corporation trade secrets. Giesting answered the Complaint and asserted an 8-count counterclaim against Harris Corporation, alleging damages for reduced commissions, unavoidable expenses and lost future profits of $7,800,000. Harris Corporation answered the counterclaim and filed a Motion to Dismiss/Summary Judgement. Intersil assumed the liability for this litigation when it purchased the semiconductor business from Harris Corporation. On July 14, 2000, the court rendered its decision on the motion and denied our motion on 5 of the counts. Jury trial is scheduled to commence on November 13, 2000, before a federal magistrate judge in Orlando, Florida. While it is difficult to predict the final outcome in any jury trial, we believe that Giesting's claims are without merit and that this litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

          27 Financial Data Schedule

     b) REPORTS ON FORM 8-K

          The Company filed a current report on Form 8-K on July 12, 2000 to disclose the sale of its Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc., a California corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Intersil Holding Corporation
                                          (Registrant)

                                                /s/ DANIEL J. HENEGHAN
                                          --------------------------------------
                                          Name: Daniel J. Heneghan
                                          Title: Chief Financial Officer

Date: November 14, 2000

                                                 /s/ STEPHEN M. MORAN
                                          --------------------------------------
                                          Name: Stephen M. Moran
                                          Title: Vice President, General Counsel
                                          & Secretary

Date; November 14, 2000