Form 10-KT
period 2000-12-29
INTERSIL HOLDING CO
filed 2001-03-09
CIK 1096325

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[Mark One)

[ ]           Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                                       OR

[X]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        for the transition period from July 1, 2000 to December 29, 2000.

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

                                 Title of class
                                 --------------
                                 Class A Common
                                 Stock par value
                                 $.01 per share

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of March 8, 2001 was $1,107,056,664.

The number of shares outstanding of the registrant's Class A and Class B Common Stock as of March 8, 2001 was 68,160,272 and 37,206,996, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                          INTERSIL HOLDING CORPORATION

                                    FORM 10-K

                                December 29, 2000

                                TABLE OF CONTENTS



                                     PART I


Item 1.   Business...........................................................   4
Item 2.   Properties.........................................................  15
Item 3.   Legal Proceedings..................................................  15
Item 4.   Submission of Matters to a Vote of Security Holders................  15


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters.....................................................  15
Item 6.   Selected Financial Data............................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  17
Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk..............................................  35
Item 8.   Financial Statements and Supplementary Data........................  36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  67


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................  67
Item 11.  Executive Compensation.............................................  71
Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management...............................................  74
Item 13.  Certain Relationships and Related Transactions.....................  76


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                    8-K......................................................  78

Signatures...................................................................  86

PART I

Item 1.   Business

GENERAL

     We are a systems oriented designer and manufacturer of analog and digital integrated circuits for the wireless access and communications analog markets. We use our proprietary technologies and design capabilities to provide systems solutions for rapidly growing wireless local area network (LAN), wireless infrastructure and broadband access applications. We own over 3,000 patents and have substantial expertise in the design and manufacturing of components that perform many of the essential functions relating to the supply, distribution and regulation of electric power in electronic products. Our core competencies include the design of analog, mixed-signal, digital signal processing and radio frequency semiconductor products. Our products include components performing complex communications functions, such as our PRISM(R) chip sets for wireless data communications, digital radios and high speed converters in cellular base stations and power management integrated circuits used in Internet servers and computers. Consistent with our focus in these markets and applications, in January 2001, we announced the sale of our Discrete Power products to Fairchild Semiconductor. We were formed on August 13, 1999 through a series of transactions, in which we and our wholly owned subsidiary, Intersil, acquired the semiconductor business of Harris Corporation, or Harris.

OUR BUSINESS STRATEGY

     We provide systems level solutions for the growing integrated communications semiconductor market. Integrated communications semiconductors enable the convergence of voice, data and video communications. Within integrated communications, we are focused on several key markets including high data rate wireless connectivity, power management and communications integrated circuits for wireless and wired communications infrastructure. We use our expertise in digital and analog semiconductors and radio and software design in order to deliver chip sets, components, software and licensable application designs for communications equipment customers. For the transition period from July 1, 2000 to December 29, 2000, we allocated about 92% of our research and development investment to the development of products for the integrated communications market.

     Our business strategy emphasizes the following key elements:

         - Focus on High Growth, Integrated Communications Markets. In light of the rapid expansion of communication applications and the increased requirement for power management in electronic systems, we focus our investments in these areas. We believe these markets have attractive growth characteristics and enable us to draw on our core competencies. Accordingly, we are pursuing opportunities in wireless LAN, wireless infrastructure, broadband wireless access and power management.

         - Maintain Technology Leadership. We focus our research and development investments on integrated communications. We have 220 engineers working on innovative wireless and power management architectures. We also have significant experience in analog and mixed-signal process technology and high volume manufacturing. In conjunction with these efforts, we will continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 3,000 patents.

         - Provide Systems Level Solutions to Our Customers. We design and develop our semiconductors with a systems level approach that we believe enhances the value of our products as they are designed into and incorporated in our customers' electronic systems. This approach yields early integration of our products into our customers' products, provides opportunities for current design wins, and ultimately increases revenue as our solutions are incorporated within a targeted end application.

         - Focus on Partnering with Industry Leaders. We partner with industry leaders in each of our target end-user markets to take our strong engineering and design capabilities to commercial levels. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers' end product development.

         - Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support our comprehensive customer service efforts.

PRODUCTS AND TECHNOLOGY

         Our focus products are organized into three principal product groups:
Wireless Access, Communications Analog, and Other Analog.

                                    WIRELESS         COMMUNICATIONS    OTHER
                                    ACCESS           ANALOG            ANALOG
                                    --------------   --------------    -------------
TRANSITION YEAR 2000 REVENUES.....  $111.2 million   $108.4 million    $111.3 million

PERCENTAGE OF REVENUES............  25.5%            24.9%             25.6%

KEY CUSTOMERS.....................  Cisco            Asustek           Cisco
                                    Nokia            Compaq            Nokia
                                    Siemens          Dell              Siemens
                                    Sony             Intel             Sony
                                    3Com             IBM               3Com

         Our Discrete Power products, which are being sold to Fairchild Semiconductor, accounted for $104.6 million, or 24.0%, in revenues in the transition period.

WIRELESS ACCESS

     Our wireless access portfolio represented 25.5% of our revenue for the transition period 2000. Wireless access includes local area networking (LAN), broadband wireless access and both fixed and mobile wireless infrastructures.

     We are the leading developer of semiconductor solutions for the emerging wireless local area networking market, focusing our product development around the widely adopted IEEE802.11 global standard. Since the great majority of wireless networking and equipment manufacturers have or are deploying systems compliant to the 802.11 standard, Intersil supports both the standard and the Wireless Ethernet Compatibility Alliance's (W.E.C.A.) "Wi-Fi" seal of approval.

Our PRISM(R) family of chip sets addresses the growing demand for wireless networking systems for use in both the home and business. Such systems provide cost effective, wireless access to high-data-rate broadband communications networks. We believe we are the only supplier of a highly integrated and complete wireless networking product solution which includes reference designs, software and all integrated circuits (ICs) necessary for wireless data communications at data rates of 11 megabits-per-second. All PRISM ICs represent design and manufacturing competence in radio frequency (RF), mixed-signal and digital technologies. The power amplifiers, RF/IF up and down converters, and quadrature modulator/demodulators are designed and manufactured using a high-performance silicon germanium process technology. Baseband processors, medium access controllers and integrated baseband processors/medium access controllers are designed and manufactured using sub-micron complementary metal oxide semiconductor (CMOS) process technologies.

     Because we design all of the ICs in our wireless chip set and offer design aids such as reference designs and software, we believe this complete solution provides our customers with the optimized and matched performance, value and fast time-to-market. We believe the PRISM "turnkey" solution is a critical competitive advantage for Intersil, and translates into competitive advantage for our customers, especially in emerging market segments. More than 40 companies including Cisco, Compaq, Nokia, Symbol and Sony have adopted use of the PRISM(R) chip sets in a variety of wireless local area network applications for the home and office.

     Our newest offering is the PRISM(R) 2.5 solution which incorporates sophisticated state-of-the-art silicon germanium (SiGe) and sub-micron CMOS technology to create highly-integrated, feature-rich WLAN silicon devices for products operating in the 2.4 GHz Industrial Scientific and Medical (ISM) band at the IEEE 802.11b-compliant high-data-rate speed of 11 Megabits-per-second
(Mbps). We believe that the significant board space reduction achieved by PRISM
2.5 opens the door for many embedded wireless applications. An example of one such embedded application is a dual-mode communications card that fits into a laptop. PRISM 2.5 integration allows the 802.11 portion to be small enough to use only two-thirds of the card, leaving enough room for a V.90 modem, for example. PRISM 2.5 consists of only four ICs, a power amplifier and detector, an RF/IF converter, a modulator/demodulator with synthesizer, and the world's first integrated, single-chip baseband processor/medium access controller (BBP/MAC). The PRISM 2.5 solution includes these ICs plus software, firmware and a companion voltage-controlled oscillator (VCO) to give our customers a full-featured solution for designing 802.11b-compliant WLAN modules for small, handheld computing devices such as laptop PCs, Personal Digital Assistants and next generation "Web Pad" Internet appliance devices.

     Our PRISM II chip set is our second-generation chip set, capable of delivering high-speed wireless networking at data rates of 11 megabits-per-second. The PRISM II chips set incorporates advanced integrated circuit design with silicon germanium process technology which makes the PRISM II chip set five times faster while reducing power consumption by 50%, compared to the original PRISM(R) chip set. The PRISM II chip set has been our volume leader and continues to be incorporated into designs for add-on cards and Access Points. The PRISM II chip set is composed of five highly integrated semiconductors. They are the 2.4 GHz power amplifier, RF/IF up and down converter, IF/BB quadrature modulator/demodulator, baseband processor and medium access controller.

     We recently announced our roadmap for the development and introduction of a new chip set and design suite for the wireless networks operating in the 5 GHz UNII band. Such products are being designed to comply with the IEEE802.11a standard, already established, and these products are expected to achieve much higher data rates in the 54 Mbps range. This development effort utilizes technology from our acquisition of No Wires Needed (NWN), Bilthoven, The Netherlands.

          On October 27, 2000, we acquired privately held SiCOM, Incorporated, or SiCOM for 3.6 million shares of our Class A Common Stock. Based in Scottsdale, Arizona, SiCOM provides modem chip sets, hardware reference designs, and software for broadband wireless infrastructure and access applications. SiCOM products address the demand for wirelessly interconnecting cellular base station equipment for the mobile internet and for wirelessly connecting broadband services to small businesses and residences that are less efficiently served by alternative technologies such as cable modems or DSL. We have subsequently announced the development of the ISL87060 broadband wireless modem chip set which is comprised of two highly integrated modulator and demodulator semiconductors designed and manufactured in CMOS technology. The ISL87060 chip set and its reference design will permit our customers to rapidly prototype and design lower cost broadband digital radio products that support common wireline network capacities such as fast Ethernet (up to 100 mbps) and SONET STM-1 (155
Mbps). The programmability of the ISL87060 chip set makes it suitable for addressing all world wide frequency plans for high capacity digital radio deployment which is crucial for addressing the need to interconnect next generation cellular base stations deployed for mobile internet access.

         Intersil's new CommLink(TM) product line addresses another segment of the wireless infrastructure market -- mobile cellular base stations. Our CommLink data converters and function-specific DSP devices are enabling new generations of cellular base stations for 2G, 2.5G and 3G cellular protocols. With the need to expand cellular coverage as well as to upgrade existing cellular base stations to handle increased subscriber density and new data services, infrastructure equipment manufacturers are looking for semiconductor solutions that enable high flexibility while reducing system cost. The CommLink family of semiconductors enables a Software Defined Radio (SDR) which can be programmed to handle all of the different cellular protocols (TDMA, CDMA, GSM, UMTS etc) while reducing the size and cost of base station equipment.

COMMUNICATIONS ANALOG

         Our communications analog portfolio represented 24.9% of our transition period 2000 revenue. We have a portfolio of linear, mixed-signal integrated circuits optimized for high-speed communications and power management applications. Communications analog and mixed-signal integrated circuits are primarily targeted at wired and wireless voice and data communications infrastructure applications. We supply our communications analog products to Asustek, Cisco, Compaq, Dell, IBM, Intel, Lucent, Nortel, Siemens and other customers.

         Our power management solutions for communications applications are designed into desktop and laptop computers, file servers, workstations and a variety of portable computing devices. We have also developed new power management circuits for cable and DSL modems, set-top boxes and 24x7 server networks supporting e-commerce on the Internet. Our highly successful Endura(TM) family of pulse width modulator controller integrated circuits is used in over 30% of all personal computers that utilize Pentium(TM) class microprocessors.

         We introduced the first cost effective multiphase synchronous buck power converters for high-speed microprocessors. This advanced architecture is required for Intel Pentium(TM) 4 and AMD Athlon(TM) microprocessors.
This new platform of products consists of five controllers (HIP6301, HIP6302, HIP6303, HIP6304 and HIP6311) and three gate drivers (HIP6601A, HIP6602A and HIP6603A). Products for the recently released Pentium(TM) 4 motherboards are shipping in volume. Intersil's Endura power management products are used in 50% of all motherboards utilizing AMD's Athlon (TM) processors. We also offer a complete advanced configuration power interface solution for instant "on" and "sleep mode" capability used to save energy in personal computers.

         The file server and redundant array of independent disks ("RAID") market is another area where we provide complete power solutions, enabling 24x7 reliability. Internet growth, especially e-commerce, is driving the need for high reliability/availability in these applications. Our family of hot swap products allows repair and maintenance of a file server or RAID without shutting down the file server. Our Universal Serial Bus ("USB") protection circuits provide complete protection to all USB ports on PC motherboards and represent a unique and attractive alternative to bulky discrete components.

         Addressing the trend for smaller profile, high performance notebook personal computers and portable appliances, we offer high efficiency, highly integrated power management solutions for Intel, AMD and Transmeta platforms. The recently released ISL6223 CPU controller meets the requirements of the latest AMD Mobile Athlon and Duron CPU platforms.

         With more than 15 years of experience in their design and development, we continue to expand our portfolio of subscriber line interface circuits, or SLICs. SLICs, which are used in many telephone applications, serve two primary functions. First, they interface analog voice signals with digital processors. Second, they serve the simple, yet essential, function of ringing a telephone to signal an incoming call. Recently, we introduced an advanced ringing SLIC, which combined both functions into a single SLIC. Thus, the ringing SLIC acts as both an interface into the telephone and also rings the telephone. Our newest ringing SLIC product, a voice over Internet protocol, or VoIP, product, enables the use of analog phones in the emerging Internet telephony market such as cable modems, DSL modems and set-top boxes. Our SLIC portfolio of advanced telecom linecard solutions are ideal for today's universal telecom exchange systems, including Plain Old Telephone Service, or POTS, Private Branch Exchanges, Central Office, Loop Carrier, Fiber in the Loop and Wireless Local Loop.

         Finally, we provide a large portfolio of standard, off-the-shelf communications analog integrated circuits. These products include high-speed operational amplifiers, which are referred to as op amps, interface integrated circuits, and analog switches and multiplexers. These products typically have long life cycles and are designed into our customers' products, thereby supporting long-term sales. Our primary markets include wired, wireless, and high-speed satellite communications.

OTHER ANALOG

         Our other analog portfolio represented 25.6% of our revenue for the transition period 2000. Our legacy base product portfolio includes industrial and video integrated circuits, digital products, automotive power management, and military qualified analog products. These products typically have long life cycles once designed into our customers' products. Typical products include the industry standard LM324 commodity op amp, Intel 80Cx86 Peripherals, low power instrumentation data converters and automotive power drivers and knock sensors. This base portfolio is sold to a broad range of customers in industrial control, medical, computer, automotive, avionics and test and measurement instrumentation markets.

DISCRETE POWER

         In January 2001, we announced the sale of our Discrete Power products group to Fairchild Semiconductor. Approximately 650 employees in management, engineering, sales, marketing and manufacturing support this product group. The manufacturing facilities and offices are located in Mountaintop, Pennsylvania.

         Our Discrete Power portfolio represented 24.0% of our revenue for the transition period 2000. Our metal oxide semiconductor field effect transistors, or MOSFETs have been designed in conjunction with our multiphase power integrated circuits for faster, next generation computers. We also manufacture efficient power MOSFETs used in servers supporting the Internet. We completed investment in new, efficient trench power devices for cellular phones and portable information appliances.

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

CUSTOMERS AND APPLICATIONS

         We seek to capitalize on our core competencies by focusing on the integrated communications market. Within the integrated communications market, our products serve the wireless access and communications analog markets.

    MARKETS       APPLICATIONS                                                          KEY CUSTOMERS
--------------    -------------------         --------------------------------------    ------------------
Wireless Access   Wireless local area         Wireless local area networks providing    Cisco, Compaq,
                  networks,                   network wireless access to broadband      Dell, IBM, Lucent,
                  wireless infrastructure,    (cable, ethernet, xDSL, ISDN)             Nokia, Nortel,
                  broadband wireless          networks, video, wired and wireless       Samsung, Siemens,
                  access                      telephony, home gateways, cellular base   Sony, Symbol, 3Com
                                              stations, digital radios, broadband
                                              wireless modems

Communications    Power management,           File servers, PC motherboards,            Asustek, Compaq,
 Analog           wired and wireless          printers, workstations, modems,           Dell, IBM, Intel
                  data communications         gateways


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

SALES, MARKETING AND DISTRIBUTION

         In the transitional period ended December 29, 2000, we derived about 63% of our sales from original equipment manufacturer, or OEM, customers through our global sales organizations and 37% of our sales through distributors. We operate sales organizations in the Americas, Europe and the Asia/Pacific region. Our sales organizations are supported by logistics organizations. Product orders flow to our manufacturing facilities or to one of our foundries where the product is made. Products are then shipped to the customer either directly or indirectly via our warehouses in the United States, Europe and Asia.

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

RESEARCH AND DEVELOPMENT

         We believe that the continued introduction of new products in our target markets is essential to our growth. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development efforts and selective acquisitions. As of December 29, 2000, we had 628 employees engaged in research and development efforts. Our research and development efforts are focused on new product development and improvements in process technology in our growth areas of communications and power management. For the transitional period ended December 29, 2000, we allocated about 92% of our research and development investment towards development of products for the integrated communications market.

         Our expenditures for research and development in calendar years 1999 and 2000 were $71.8 million and $96.5 million, respectively. Each of our product areas maintains independent research and development organizations. We work closely with our major customers in many research and development situations to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

         We manufacture our products using our own wafer fab facilities as well as outside foundries. We fabricate wafers at our own facilities in three locations in the United States--Palm Bay, Florida, Findlay, Ohio and Mountaintop, Pennsylvania. The Mountaintop, Pennsylvania facility supports our Discrete Power products group and is included in the sale to Fairchild Semiconductor.

         Under a multi-year supply agreement with ChipPAC, Inc., their Malaysian facility is our preferred provider of semiconductor assembly and test services. We also have limited assembly and test capability in Palm Bay, Florida. We use a number of assembly and test subcontractors for device types and packages that cannot be assembled and tested at ChipPAC's facility in Kuala Lumpur.

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

                             FABRICATION FACILITIES

                                                                                 ANNUAL
                                                                                CAPACITY
                                                                   WAFER       (6" EQUIV.
LOCATION         PRODUCTS/FUNCTIONS                               DIAMETER       WAFERS)
--------         ------------------                               --------     ----------
Palm Bay,        Power integrated circuits, telecom SLICs,          4", 6"       175,000
 Florida                      rad hard integrated circuits

Findlay,         Standard linear/interface integrated circuits,         5"       120,000
 Ohio                      power integrated circuits

Mountaintop,     MOSFETs, IGBTs, rectifiers                         6", 8"       420,000
 Pennsylvania

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

         For many of our newer products targeted at the wireless access and communications analog markets, we use outside foundries to manufacture those products using standard CMOS and SiGe processes.

BACKLOG

         Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Although quantities actually purchased by customers may vary between booking and delivery to the extent customer needs or industry conditions change, our backlog has historically been a reliable indicator of our future revenues. Our backlog was about $174.0 million at July 2, 1999, $259.5 million at June 30, 2000 and $256.9 million at December 29, 2000. We expect to ship the backlog at December 29, 2000 within twelve months of that date.

SEASONALITY

         A lower percentage of our products are sold to the computer end-user or into the computer market than is sold by other semiconductor manufacturers. Sales in the computer market fluctuate more than in other semiconductor markets. As a result, we experience less seasonal fluctuation than the semiconductor industry as a whole. Historically, our third calendar quarter has been the weakest due to model year changeovers in the automotive industry and summer holiday seasons, primarily in Europe. Our increasing focus on integrated communications products has resulted in a higher percentage of our sales coming from the communications markets in our last four consecutive quarters. Sales made into the communications market generally experience less seasonality than sales of our historical mix of products.

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

         The following chart sets forth our principal competitors by business unit:

BUSINESS UNIT           PRINCIPAL COMPETITORS
-------------           -------------------------------------------------------------
Wireless Access         Analog Devices, Texas Instruments, Agere, Lucent

Communications Analog   Linear Technology, Semtech, Maxim, Sipex, Texas
                        Instruments, Analog Devices, Lucent, Legerity

Other Analog            STMicroelectronics, Vishay, Telecom, National Semiconductor

TRADEMARKS AND PATENTS

     We own rights to a number of trademarks and patents that are important to our business. Among others, we consider Intersil, PRISM(R), ULTRAFET(R) and CommLink to be trademarks that are material to our operations.

     Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess about 3000 patents.

EMPLOYEES

     Our worldwide workforce consisted of 3,017 employees (full- and part-time) as of December 29, 2000, of whom 730 were represented by collective bargaining arrangements. Of our employees, 1,731 were engaged in manufacturing, 628 were engaged in engineering, 407 were engaged in marketing and sales, 145 were engaged in administration and 106 were engaged in operating our management information systems. We believe that our relations with our employees are good.

ENVIRONMENTAL MATTERS

  Our operations are subject to environmental laws in the countries in which we operate that regulate, among other things, air and water emissions at our manufacturing facilities; the management and disposal of hazardous substances; and the investigation and remediation of environmental contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of environmental liabilities or claims. We believe, however, that our operations are in substantial compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $6.3 million, $7.4 million and $4.8 million in each of fiscal years 1998, 1999 and 2000, respectively. In addition, we spent about $1.9 million in the transition period ended December 29, 2000 to comply with these regulations.

         Final fieldwork for the closure of the former industrial wastewater treatment ponds at our facilities in Findlay, Ohio was completed in October 2000. The final Closure Report was submitted to the Ohio Environmental Protection Agency (OEPA) in December 2000, and we expect OEPA to approve this activity as a clean closure.

         Our facilities in Mountaintop, Pennsylvania have known groundwater and subsurface contamination from past operations, all of which occurred prior to our acquisition of those facilities from Harris and some of which occurred prior to Harris' acquisition of those facilities from General Electric. Some remediation has been conducted and additional remediation may be required. Also, the fluoride pretreatment plant for industrial wastewater is not operating to design specifications and this causes discharges to the local sanitary authority to exceed pretreatment standards, occasionally. Pilot studies are in progress to address design deficiencies.

         The Harris facilities in Palm Bay, Florida, including our adjacent facilities, are listed on the National Priorities List (NPL) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act ("Superfund"). Remediation activities associated with that portion of the NPL site located on our property have ceased. However, Harris is still obligated to conduct groundwater monitoring on our property for an unspecified period of time.

         Our former facility in Kuala Lumpur, Malaysia (sold to ChipPAC in June 2000 - See Business -- Manufacturing) has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. Based on the composition of materials in the groundwater, and due to the facts that materials stored on the pad were removed in September 1999 and its operation was discontinued, this contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Also, the industrial wastewater treatment plant at building #4 (IWTP4) did not have sufficient hydraulic capacity to effectively treat the wastewater flows associated with the level of production at the time of the sale to ChipPAC.

         Harris has agreed to indemnify us for the cost of addressing environmental conditions created prior to our ownership of these facilities, and we gave ChipPAC a similar indemnity regarding the Malaysia facility. ChipPAC has made indemnification claims to us regarding the groundwater contamination and the operation of the IWTP4 at the Malaysia facility. Similarly, we have made indemnification claims to Harris regarding all of these projects except the one regarding the operation of the IWTP4 at our former Malaysia facility, which is due to an increase in production activity that occurred after we acquired the facility from Harris. We expect to offer a cash settlement to ChipPAC to upgrade the IWTP4. Based on the historical costs of these projects and previous experience with other remediation activities, we do not believe that the future cleanup costs will be material, even without the indemnification.

         Future laws or regulations and changes in the existing environmental laws or regulations may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our business, financial condition or results of operations, we cannot predict with certainty our future costs of compliance because of changing standards and requirements. We cannot assure you that materials costs will not be incurred in connection with the future compliance with environmental laws or with future cleanup costs related to currently unknown contamination.

Item 2.  Properties

         In the United States, we lease our corporate headquarters in Irvine, California. Additional manufacturing, warehouse and office facilities are housed in about 846,000 square feet, 445,000 square feet and 270,000 square feet of space in properties owned by us in Palm Bay, Florida, Mountaintop, Pennsylvania and Findlay, Ohio, respectively.

         Our primary engineering activity takes place in Palm Bay, Florida and at our other manufacturing facilities. In addition, we have engineering activities taking place in our corporate headquarters and in leased facilities in Durham, North Carolina (Research Triangle Park), Branchburg, New Jersey, Scottsdale, Arizona, San Antonio, Texas, Seattle, Washington and Bilthoven, The Netherlands.

         We maintain regional sales offices in Orange County, California, Palm Bay, Florida, Burlington, Massachusetts, Dallas, Texas, San Jose, California, Munich, Germany, Milan, Italy, Camberly, United Kingdom, Taipei, Taiwan and Pully, Switzerland. All our offices are leased generally under short-term leases, except our offices in Palm Bay, Florida.

         We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient production capacity to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

         Reorganization of Harris Corporation's sales representatives resulted in the termination of the sales representative agreement with Giesting & Associates, Inc. ("Giesting") in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. Intersil assumed both the defense and liability for this litigation when it purchased the semiconductor business from Harris Corporation, and continued the defense of the case in Harris' name. The court dismissed Giesting's tort claims (for fraud and tortious interference with contractual relations) and certain of its statutory claims on motions to dismiss and for summary judgement. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000 the jury returned a verdict in the amount of $748,336. On December 1,2000, the District Court entered judgement in that amount, and also awarded Giesting prejudgement interest in the amount of $83,505.33. Both sides have filed motions for new trials with the District Court, and we have also filed a motion for judgement as a matter of law. While Giesting recovered only a small portion of the damages it sought (less than 10%), we continue to believe that Giesting's claims are entirely without merit and plan to vigorously contest the jury's verdict.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Our Class A Common Stock has been traded on the Nasdaq Stock Market's National Market since February 25, 2000 under the symbol "ISIL." Prior to that time, there was no public market for our common stock, and there is currently no public market for our Class B Common Stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in Nasdaq Stock Market trading.

                                                                         High      Low
                                                                         ----      ---
First quarter of 2000 (from February 25, 2000 to March 31, 2000) ....   $66.00    $46.50
Second quarter of 2000 (from April 1, 2000 to June 30, 2000) ........   $58.50    $27.50
Third quarter of 2000 (from July 1, 2000 to September 29, 2000) .....   $67.00    $42.56
Fourth quarter of 2000 (from September 30, 2000 to December 29, 2000)   $57.88    $19.06


         (b) Holders. On March 8, 2001, the last reported sale price for our Class A Common Stock was $19.75 per share. As of March 8, 2001, there were about 15,900 holders of record of our Class A Common Stock.

         (c) Dividends. We have never paid a cash dividend and do not anticipate declaring or paying any cash dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual limitations contained in our debt instruments and such other factors as the board of directors deems relevant.

Item 6.  Selected Financial Data

                SELECTED HISTORICAL FINANCIAL DATA AND OTHER DATA

The following table sets forth selected historical financial data and supplemental data for Intersil Holding and its predecessor. The historical financial data as of and for the fiscal years ended 1998 and 1999 and for the six weeks ended August 13, 1999 are derived from our predecessor's audited consolidated financial statements included elsewhere in this report. The historical financial data as of and for the fiscal years ended 1996 and 1997, which are not included elsewhere in this report, are derived from our predecessor's unaudited and audited consolidated financial statements, respectively. The historical financial data as of and for the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000 are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                 Predecessor                 Predecessor   Successor   Successor
                                                  ----------------------------------------    Six Weeks     46 Weeks    26 Weeks
                                                                 Fiscal Years                   Ended        Ended       Ended
                                                  ---------------------------------------------------------------------------------
                                                                                              August 13,    June 30,   December 29,
(dollars in millions, except per share amounts)     1996       1997       1998       1999         1999        2000        2000
                                                  ---------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

REVENUE                                           $ 570.2    $ 545.3    $ 576.8    $ 532.7     $   57.4    $  596.8     $    435.5

COSTS AND EXPENSES
  Gross margin                                      227.1      199.3      207.5      182.9         17.7       244.3          205.8
  Research and development                           69.4       75.2       75.1       67.0          8.5        69.5           53.0
  Selling, general and administrative               103.6       99.3       98.2       84.0         10.9        97.2           69.6
  Harris corporate expense allocation                10.3       10.0       10.0        9.3          1.2        --             --
  Intangible amortization                             2.3        2.3        2.3        2.4          0.3        10.7           16.5
  In-process research and development                --         --         --         --           --          20.2           25.4
  Other                                              --         --         --         --           --           1.2           --
                                                  -------    -------    -------    -------     --------    --------     ----------
Operating income (loss)                              41.5       12.5       21.9       20.2         (3.2)       45.5           41.3
  Loss on sale of Malaysian operation                --         --         --         --           --          24.8           --
  Interest, net                                      (1.0)      (0.6)      (0.9)      (1.2)        (0.1)       38.2           (2.6)
                                                  -------    -------    -------    -------     --------    --------     ----------
  Income (loss) before income taxes,
    extraordinary item and cumulative effect
    of a change in accounting principle              42.5       13.1       22.8       21.4         (3.1)      (17.5)          43.9
  Income taxes (benefit)                              2.6        1.9        9.9       (6.0)        (0.1)       (0.3)          30.8
                                                  -------    -------    -------    -------     --------    --------     ----------
  Income (loss) before extraordinary item
    and cumulative effect of a change in
    accounting principle                             39.9       11.2       12.9       27.4         (3.0)      (17.2)          13.1
  Extraordinary item - loss on extinguishment
    of debt, net of tax effect                       --         --         --         --           --         (25.5)          (5.9)
                                                  -------    -------    -------    -------     --------    --------     ----------
  Income (loss) before cumulative effect
    of a change in accounting principle              39.9       11.2       12.9       27.4         (3.0)      (42.7)           7.2
  Cumulative effect of adoption of
    SFAS 133, net of tax effect                      --         --         --         --           --          --             (0.2)
                                                  -------    -------    -------    -------     --------    --------     ----------
Net income (loss)                                    39.9       11.2       12.9       27.4         (3.0)      (42.7)           7.0
Preferred Dividends                                  --         --         --         --           --           5.4           --
                                                  -------    -------    -------    -------     --------    --------     ----------
NET INCOME (LOSS) TO COMMON
   SHAREHOLDERS                                   $  39.9    $  11.2    $  12.9    $  27.4     $   (3.0)   $  (48.1)    $      7.0
                                                  =======    =======    =======    =======     ========    ========     ==========

BASIC EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary item                                                               $  (0.30)    $     0.13
     Extraordinary item                                                                                       (0.33)         (0.06)
                                                                                                           --------     ----------
     Income (loss) per share                                                                               $  (0.63)    $     0.07
                                                                                                           ========     ==========

DILUTED EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary item                                                               $  (0.30)    $     0.13
     Extraordinary item                                                                                       (0.33)         (0.06)
                                                                                                           --------     ----------
     Income (loss) per share                                                                               $  (0.63)    $     0.07
                                                                                                           --------     ----------
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
     Basic                                                                                                     76.7          101.0
                                                                                                           --------     ----------
     Diluted                                                                                                   76.7          105.2
                                                                                                           --------     ----------
BALANCE SHEET DATA (END OF PERIOD):
     Cash and cash equivalents                    $  --      $  --      $  --      $  --       $    1.4    $  211.9     $    352.6
     Total assets                                   647.0      733.3      810.3      761.2        736.1       933.9        1,229.8
     Long-term debt, including current portion       --          1.4        4.1        4.6          4.5       116.6           65.5
     Total shareholders' equity/business equity     520.9      646.2      699.1      658.9        657.3       679.0        1,011.0

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

         This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         We are a systems oriented designer and manufacturer of analog and digital integrated circuits for the wireless access and communications analog markets. We provide system level solutions for the growing communications semiconductor market. Communications semiconductors enable the convergence of voice, data and video. Within communications, we are focused on several key markets including high data rate wireless connectivity, power management and wireless and wired software design to deliver chip sets, component software and licensable applicable designs for communications equipment customers. We sell over 4,500 products to more than 28,000 customers worldwide.

Basis of Presentation

         We were formed on August 13, 1999 through a series of transactions, in which we and our wholly owned subsidiary, Intersil, acquired the semiconductor business of Harris. Intersil and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor.

         The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil Holding was $504.3 million in cash of which $420.0 million was financed through borrowings and the issuance of a $90 million PIK Note to Harris. The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair values. The fair values of the net assets acquired exceeded the purchase price resulting in negative goodwill of $200.0 million. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values. The most significant effects were to decrease property, plant and equipment and to increase certain intangibles and liabilities.

         Certain financial information for the periods prior to August 13, 1999 is not comparable to periods subsequent to August 13, 1999. All statement of operations information for the 26 weeks and the 52 weeks ended December 31, 1999 represents the combined results of the semiconductor business from July 3, 1999 and January 2, 1999, respectively, through August 13, 1999 and Intersil Holding from August 14, 1999 through December 31, 1999.

         Pursuant to a Form 8-K filed on March 29, 2000, we elected to change our fiscal year end from the Friday closest to June 30 to the Friday closest to December 31. Our stub calendar year 2000 began on July 1, 2000 and ended December 29, 2000. We have also included a supplemental comparison of the 52 weeks ended December 29, 2000 with the same time period in calendar year 1999 as if we had been on a calendar year reporting basis for the entire year.

         In February 2000, we issued 22,000,000 shares of our Class A Common Stock in a registered underwritten initial public offering at a price of $25.00 per share. In September 2000, we issued 3,500,000 shares of our Class A Common Stock in a registered underwritten public offering at a price of $48.00 per share. See " -- Liquidity and Capital Resources."


         Consistent with our focus on the wireless LAN and broadband access markets, we have renamed the "Wireless" product group to "Wireless Access" and we have separated the previously reported product group "Analog/Mixed Signal" into two product groups: "Communications Analog" and "Other Analog". Wireless Access includes our PRISM(R) Wireless, Broadband Wireless Access and CommLink(TM) digital radio integrated circuits. Communications Analog includes Power Management Integrated Circuits, Subscriber Line Interface Circuits and Standard Communications Analog product groups.

         Additionally, in January 2001, we announced the sale of our Discrete Power products group to Fairchild Semiconductor. See " -- Recent Developments."

Quarterly Results

         The following table sets forth the unaudited historical quarterly revenue of our four product groups and the quarterly total Company gross margin percentage:

                                         COMBINED
                                    CALENDAR YEAR 1999                    CALENDAR YEAR 2000
                          ------------------------------------   ------------------------------------
                            Q1         Q2       Q3        Q4       Q1        Q2        Q3        Q4
                          ------------------------------------   ------------------------------------
                                             (in millions, except for percentages)
REVENUE
Wireless Access           $  9.1    $ 13.7    $ 11.9    $ 14.9   $ 22.1    $ 29.8    $ 51.4    $ 59.8
Communications Analog       27.8      32.0    $ 33.0    $ 33.1     44.3      54.3    $ 56.6    $ 51.8
Other Analog                56.1      59.0    $ 44.1    $ 55.4     51.3      54.1    $ 58.2    $ 53.1
Discrete Power              42.4      46.0    $ 44.9    $ 54.8     53.2      53.0    $ 52.5    $ 52.1
                          ------------------------------------   ------------------------------------
     Total                $135.4    $150.7    $133.9    $158.2   $170.9    $191.2    $218.7    $216.8
                          ====================================   ====================================

TOTAL GROSS MARGIN %         35%       36%       36%       39%      41%       43%       46%       48%
                          ====================================   ====================================

         The following table sets forth the pro forma unaudited quarterly gross margin percentages for our Wireless Access, Communications Analog and Other Analog product groups as if we had never owned the Discrete Power products group. These gross margin percentages are based on assumptions that management believes are reasonable under the circumstances. However, these gross margin percentages are not necessarily indicative of the margins that would have resulted if we actually had never owned the Discrete Power products group.

                                         COMBINED
                                     CALENDAR YEAR 1999                   CALENDAR YEAR 2000
                           ------------------------------------   ---------------------------------------
                            Q1         Q2         Q3         Q4    Q1         Q2         Q3         Q4
                           ------------------------------------   ---------------------------------------
GROSS MARGIN PERCENTAGE
Wireless Access             49%        58%        49%       46%    50%         54%        55%        54%
Communications Analog       35         35         35        36     38          40         47         51
Other Analog                45         45         44        43     43          46         50         52

         Our increasing focus on communications related products has resulted in a higher percentage of our sales coming from the communications analog and wireless access markets in calendar year 2000. Revenues from communications analog and wireless access products accounted for 46.4% of our total calendar year 2000 sales versus 30.4% of our total calendar year 1999 sales.

         The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

         We experienced growth of over 25% in each of the quarters of calendar year 2000 as compared to the same periods in calendar year 1999 due to increased demand for our communications products. The introduction of our new Prism(R) II wireless product introduced in late calendar year 1999 has accelerated growth in the Wireless Access product group.

CALENDAR YEAR 2000 COMPARED WITH CALENDAR YEAR 1999

The following table sets forth supplemental statement of operations data in dollars and as a percentage of revenue for Intersil Holding and its predecessor for the periods indicated:

                                                                                SUPPLEMENTAL
                                                -----------------------------------------------------------------------------
                                                           52 Weeks Ended                          52 Weeks Ended
                                                -------------------------------------   -------------------------------------
                                                    Successor           Combined            Successor           Combined
                                                December 29, 2000   December 31, 1999   December 29, 2000   December 31, 1999
                                                -----------------   -----------------   -----------------   -----------------
                                                           (in thousands)
REVENUE
  Wireless Access                                   $ 163,065           $  49,555             20.4%                 8.6%
  Communications Analog                               206,994             125,853             26.0%                21.8%
  Other Analog                                        216,710             214,624             27.2%                37.1%
  Discrete Power                                      210,787             188,142             26.4%                32.5%
                                                    ---------           ---------            -----                -----
    Total                                             797,556             578,174            100.0%               100.0%
COSTS AND EXPENSES
  Cost of product sales                               439,683             366,332             55.1%                63.4%
  Research and development                             96,523              71,804             12.1%                12.4%
  Selling, general and administrative                 128,549              91,825             16.1%                15.9%
  Intangible amortization                              23,248               5,536              2.9%                 1.0%
  In-process research and development                  25,440              20,239              3.2%                 3.5%
  Other                                                 1,177               6,153              0.1%                 1.1%
                                                    ---------           ---------            -----                -----
Operating income                                       82,936              16,285             10.4%                 2.8%
  Loss on sale of Malaysian operation                  24,825                  --              3.1%                 0.0%
  Interest, net                                        11,283              23,381              1.4%                 4.0%
                                                    ---------           ---------            -----                -----
  Income (loss) before income taxes,
    extraordinary item and cumulative effect
    of a change in accounting principle                46,828              (7,096)             5.9%                -1.2%
  Income taxes (benefit)                               29,071              (3,350)             3.6%                -0.6%
                                                    ---------           ---------            -----                -----
  Income (loss) before extraordinary item
    and cumulative effect of a change in
    accounting principle                               17,757              (3,746)             2.2%                -0.6%
  Extraordinary item - loss on extinguishment
    of debt, net of tax effect                        (31,409)                 --             -3.9%                 0.0%
                                                    ---------           ---------            -----                -----
  Loss before cumulative effect
    of a change in accounting principle               (13,652)             (3,746)            -1.7%                -0.6%
  Cumulative effect of adoption of
    SFAS 133, net of tax effect                          (197)                 --              0.0%                 0.0%
                                                    ---------           ---------            -----                -----
NET LOSS                                            $ (13,850)          $  (3,746)            -1.7%                -0.6%
                                                    =========           =========            =====                =====

Note: Amounts may not add due to rounding.

Revenue

         Revenue for the 52 weeks ended December 29, 2000 increased 37.9% to $797.6 million from $578.2 million during the combined 52 weeks ended December 31, 1999. The growth is the result of increased demand for communications products and overall improved market conditions. Wireless Access sales growth of 229% for the 52 weeks ended December 29, 2000 versus the same time period in calendar year 1999 was driven by increased market acceptance of our PRISM(R) products.

         Geographically, 47.5%, 20.4% and 32.1% of product sales were derived in North America, Europe and Asia, respectively, during the 52 weeks ended December 29, 2000 compared to 51.0%, 23.6% and

25.4% during the combined 52 weeks ended December 31, 1999. This change in mix is the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

Gross Margin

         Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing, warranty and sustaining engineering expenses pertaining to products sold. In the 52 weeks ended December 29, 2000, gross margin on product sales increased 69.0% to $357.9 million from $211.8 million in the combined 52 weeks ended December 31, 1999. As a percent of sales, gross margin was 44.9% during the 52 weeks ended December 29, 2000 compared to 36.6% during the combined 52 weeks ended December 31, 1999. This increase was due primarily to a shift in sales from our historical mix of products to a higher percentage of our communications products. Our communications products, which include our wireless access products, generally carry higher margins. Increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements, and manufacturing cost improvement projects contributed to the margin improvement. We anticipate that future gross profit percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

Research and Development ("R&D")

         R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 34.4% to $96.5 million during the 52 weeks ended December 29, 2000 from $71.8 million during the combined 52 weeks ended December 31, 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percent of sales, R&D expenses declined to 12.1% for the 52 weeks ended December 29, 2000 from 12.4% for the combined 52 weeks ended December 31, 1999. We expect R&D expenses to moderately increase during 2001 as a result of continued development efforts in our wireless LAN and broadband wireless product initiatives.

In-Process Research and Development

         In connection with the acquisition of SiCOM Inc. in October 2000, we allocated $25.4 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the 52 weeks ended December 29, 2000.

         In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 7 years of after tax cash flow projections depending on the individual project. We used a discount rate ranging from 25% - 36%, depending on the risk of the project. The fair values assigned to each of the significant projects and the stage of completion are reported below:

                                Fair Value            Stage of
           Product             (in millions)         Completion
           -------             -------------         ----------
         SM/SD 7060               $  25.1                86%
         Other ....                   0.3             56% - 70%
                                  -------
            Total .               $  25.4
                                  =======

         A discussion of the most significant project follows:

         SM/SD 7060 refers to a project researched and in development in the broadband wireless applications area. This two chip set (modulator and demodulator) design will provide complete modem functionality. The chips will be highly programmable which allows use in a wide range of broadband wireless Point-to-Point (PTP) products ranging from very low capacity (less than 45 Mbps) up to 1 Gbps (Gigabytes per second). This chipset is expected to be the first programmable broadband wireless modem chipset on the market targeted at PTP applications.

         Remaining development efforts for these in-process R&D projects include various phases of design, development and testing. The anticipated completion dates for the in-process R&D projects will occur within the next 12 months, after which we expect to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $3.3 million in calendar year 2001.

         These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet either technological or commercial success.

         In connection with the acquisition of the semiconductor business of Harris in calendar year 1999, we allocated $20.2 million of the purchase price to in-process R&D projects. These projects were in various stages of completion ranging from 35% - 90%. The present value of $29.0 million of in-process R&D was primarily determined by discounting 10 year after tax cash flow projections of the individual projects using a discount rate of 20%. The value was then reduced by negative goodwill resulting from the acquisition.

         At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined 52 weeks ended December 31, 1999.

         At December 29, 2000, all of these in-process R&D projects had either completed all phases of design, development and testing or had been discontinued. No future development expenses are anticipated for these projects.

Selling, General and Administrative ("SG&A")

         SG&A costs, which include marketing, selling, general and administrative expenses increased to $128.5 million during the 52 weeks ended December 29, 2000 from $91.8 million during the combined 52 weeks ended December 31, 1999. The increase was due to additional selling costs resulting from higher sales in calendar year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $6.2 million for the combined 52 weeks ended December 31, 1999. As a percentage of sales, SG&A costs increased to 16.1% for the 52 weeks ended December 29, 2000 from 15.9% for the combined 52 weeks ended December 31, 1999. We expect SG&A expenses to decline in 2001 assuming the completion of the sale of our Discrete Power products group. See " -- Recent Developments."

Intangible Assets

         Amortization of intangible assets increased to $23.2 million for the 52 weeks ended December 29, 2000 from $5.5 million for the same time period in calendar year 1999. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. Additionally, 52 weeks of amortization was recognized in calendar year 2000 on the opening balance sheet intangible assets versus 20 weeks in calendar year 1999. These assets are being amortized over their useful lives ranging from five to 11 years.

Loss on Sale of Malaysian Operation

         On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc ("ChipPAC"). As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

Interest Expense

         Interest expense for the 52 weeks ended December 29, 2000 is not comparable to interest expense for the combined 52 weeks ended December 31, 1999 due to changes in our debt and cash positions during those time periods.

Extraordinary Item

         During the 52 weeks ended December 29, 2000, we repurchased $51.0 million of our outstanding 13.25% senior subordinated notes in the open market. We also repaid approximately $419.0 million of debt incurred through the acquisition of the semiconductor business. These repayments included certain pre-payment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $31.4 million. The extraordinary charges consisted of the write-off of deferred financing fees and pre-payment penalties.

Tax Expense

         The pro forma tax provision for the 52 weeks ended December 29, 2000 is not comparable to the pro forma tax benefit for the combined 52 weeks ended December 31, 1999 due to differences in our tax structure as compared to that of our combined tax reporting structure with that of the semiconductor business of Harris.

Backlog

         We had backlog at December 29, 2000 of $256.9 million compared to $192.4 million at December 31, 1999. The increase was due to increased demand for our communications products and improved market conditions.

26 WEEKS ENDED DECEMBER 29, 2000 COMPARED WITH COMBINED 26 WEEKS ENDED DECEMBER 31, 1999

     The following table sets forth statement of operations data in dollars and as a percentage of revenue for Intersil Holding and its predecessor for the periods indicated:

                                                           26 Weeks Ended                          26 Weeks Ended
                                                -------------------------------------   -------------------------------------
                                                    Successor           Combined            Successor           Combined
                                                December 29, 2000   December 31, 1999   December 29, 2000   December 31, 1999
                                                -----------------   -----------------   -----------------   -----------------

                                                           (in thousands)
REVENUE
  Wireless Access                                   $ 111,180           $  26,803              25.5%                9.2%
  Communications Analog                               108,411              66,073              24.9%               22.6%
  Other Analog                                        111,304              99,507              25.6%               34.1%
  Discrete Power                                      104,557              99,698              24.0%               34.1%
                                                    ---------           ---------             -----               -----
    Total                                             435,452             292,081             100.0%              100.0%

COSTS AND EXPENSES
  Cost of product sales                               229,664             182,175              52.7%               62.4%
  Research and development                             53,019              34,441              12.2%               11.8%
  Selling, general and administrative                  69,576              49,160              16.0%               16.8%
  Intangible amortization                              16,504               4,268               3.8%                1.5%
  In-process research and development                  25,440              20,239               5.8%                6.9%
  Other                                                    --               1,164               0.0%                0.4%
                                                    ---------           ---------             -----               -----
Operating income                                       41,249                 634               9.5%                0.2%
  Interest, net                                        (2,607)             24,242              -0.6%                8.3%
                                                    ---------           ---------             -----               -----
  Income (loss) before income taxes,
    extraordinary item and cumulative effect
    of a change in accounting principle                43,856             (23,608)             10.1%               -8.1%
  Income taxes                                         30,759               1,297               7.1%                0.4%
                                                    ---------           ---------             -----               -----
  Income (loss) before extraordinary item
    and cumulative effect of a change in
    accounting principle                               13,097             (24,905)              3.0%               -8.5%
  Extraordinary item - loss on extinguishment
    of debt, net of tax effect                         (5,891)                 --              -1.4%                0.0%
                                                    ---------           ---------             -----               -----
  Income (loss) before cumulative effect
    of a change in accounting principle                 7,206             (24,905)              1.7%               -8.5%
  Cumulative effect of adoption of
    SFAS 133, net of tax effect                          (197)                 --               0.0%                0.0%
                                                    ---------           ---------             -----               -----
NET INCOME (LOSS)                                   $   7,009           $ (24,905)              1.6%               -8.5%
                                                    =========           =========             =====               =====

Note: Amounts may not add due to rounding.

Revenue

         Revenue for the 26 weeks ended December 29, 2000 increased 49.1% to $435.5 million from $292.1 million during the combined 26 weeks ended December 31, 1999. The growth is the result of increased demand for communications products and overall improved market conditions. Wireless Access sales growth of 315% for the 26 weeks ended December 29, 2000 versus the same time period in calendar year 1999 was driven by increased market acceptance of our PRISM(R) products.

         Geographically, 46.0%, 19.4% and 34.6% of product sales were derived in North America, Europe and Asia, respectively, during the 26 weeks ended December 29, 2000 compared to 48.9%, 22.9% and 28.2% during the combined 26 weeks ended December 31, 1999. This change in mix is the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

Gross Margin

         Gross margin on product sales increased 87.2% to $205.8 million in the 26 weeks ended December 29, 2000 from $109.9 million in the combined 26 weeks ended December 31, 1999. As a percent of sales, gross margin was 47.3% during the 26 weeks ended December 29, 2000 compared to 37.6% during the combined 26 weeks ended December 31, 1999. This increase was due primarily to a sales shift from our historical mix of products to a higher percentage of our communications products. Our communications products, which include our wireless access products, generally carry higher margins. Increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements and manufacturing cost improvement projects contributed to the margin improvement.

R&D

         R&D expenses increased 54.0% to $53.0 million during the 26 weeks ended December 29, 2000 from $34.4 million during the combined 26 weeks ended December 31, 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percent of sales, R&D expenses increased to 12.2% for the 26 weeks ended December 29, 2000 from 11.8% for the combined 26 weeks ended December 31, 1999.

In-Process Research and Development

         In connection with the acquisition of SiCOM Inc. in October 2000, we allocated $25.4 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the 26 weeks ended December 29, 2000.

         In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 7 years of after tax cash flow projections depending on the individual project. We used a discount rate ranging from 25% - 36%, depending on the risk of the project. The fair values assigned to each of the significant projects and the stage of completion are reported below:

                                Fair Value            Stage of
          Product              (in millions)         Completion
          -------              -------------         ----------
         SM/SD 7060 ...           $  25.1                86%
         Other ........               0.3             56% - 70%
                                  -------
            Total .....           $  25.4
                                  =======

         A discussion of the most significant project follows:

         SM/SD 7060 refers to a project researched and in development in the broadband wireless applications area. This two chip set (modulator and demodulator) design will provide complete modem functionality. The chips will be highly programmable which allows use in a wide range of broadband wireless Point-to-Point (PTP) products ranging from very low capacity (less than 45 Mbps) up to 1 Gbps (Gigabytes per second). This chipset is expected to be the first programmable broadband wireless modem chipset on the market targeted at PTP applications.

         Remaining development efforts for these in-process R&D projects include various phases of design, development and testing. The anticipated completion dates for the in-process R&D projects will occur within the next 12 months, after which we expect to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $3.3 million in calendar year 2001.

         These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet either technological or commercial success.

         In connection with the acquisition of the semiconductor business of Harris in calendar year 1999, we allocated $20.2 million of the purchase price to in-process R&D projects. These projects were in various stages of completion ranging from 35% - 90%. The present value of $29.0 million of in-process R&D was primarily determined by discounting 10 year after tax cash flow projections of the individual projects using a discount rate of 20%. The value was then reduced by negative goodwill resulting from the acquisition.

         At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined 26 weeks ended December 31, 1999.

         At December 29, 2000, all of these in-process R&D projects had either completed all phases of design, development and testing or had been discontinued. No future development expenses are anticipated for these projects.

SG&A

         SG&A costs increased to $69.6 million during the 26 weeks ended December 29, 2000 from $49.2 million during the combined 26 weeks ended December 31, 1999. The increase was due to additional selling costs resulting from higher sales in calendar year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $1.2 million for the combined 26 weeks ended December 31, 1999. As a percentage of sales, SG&A costs decreased to 16.0% for the 26 weeks ended December 29, 2000 from 16.8% for the combined 26 weeks ended December 31, 1999.

Intangible Assets

         Amortization of intangible assets increased to $16.5 million for the 26 weeks ended December 29, 2000 from $4.3 million for the same time period in calendar year 1999. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. Additionally, 26 weeks of amortization was recognized in calendar year 2000 on the opening balance sheet intangible assets versus 7 weeks in calendar year 1999. These assets are being amortized over their useful lives ranging from five to 11 years.

Interest Expense

         Interest expense for the 26 weeks ended December 29, 2000 is not comparable to interest expense for the combined 26 weeks ended December 31, 1999 due to changes in our debt and cash positions during those time periods.

Extraordinary Item

         During the 26 weeks ended December 29, 2000, we repurchased $51.0 million of our outstanding 13.25% senior subordinated notes in the open market. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $5.9 million. The extraordinary charges consisted of the write-off of deferred financing fees and pre-payment penalties.

Tax Expense

         The tax provision for the 26 weeks ended December 29, 2000 is not comparable to the pro forma tax benefit for the combined 26 weeks ended December 31, 1999 due to the differences in our tax structure as compared to that of our combined tax reporting structure with that of the semiconductor business of Harris.

Backlog

We had backlog at December 29, 2000 of $256.9 million compared to $192.4 million at December 31, 1999. The increase was due to increased demand for our communications products and improved market conditions.

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

     The following table sets forth statement of operations data in dollars and as percentage of revenue for Intersil Holding and its predecessor for the periods indicated:

                                                      Fiscal Year Ended              Fiscal Year Ended
                                                ----------------------------   ----------------------------
                                                  Combined      Predecessor      Combined      Predecessor
                                                June 30, 2000   July 2, 1999   June 30, 2000   July 2, 1999
                                                -------------   ------------   -------------   ------------
                                                      (in thousands)

REVENUE
  Wireless Access                                 $  78,745      $  28,906          12.0%           5.4%
  Communications Analog                             164,689        120,619          25.2%          22.6%
  Other Analog                                      204,886        221,516          31.3%          41.6%
  Discrete Power                                    205,865        161,677          31.5%          30.4%
                                                  ---------      ---------         -----          -----
    Total                                           654,185        532,718         100.0%         100.0%

COSTS AND EXPENSES
  Cost of product sales                             392,194        349,776          60.0%          65.7%
  Research and development                           77,955         67,079          11.9%          12.6%
  Selling, general and administrative               108,135         83,998          16.5%          15.8%
  Harris corporate expense allocation                 1,164          9,303           0.2%           1.7%
  Intangible amortization                            11,012          2,414           1.7%           0.5%
  In-process research and development                20,239             --           3.1%           0.0%
  Other                                               1,178             --           0.2%           0.0%
                                                  ---------      ---------         -----          -----
Operating income                                     42,308         20,148           6.5%           3.8%
  Loss on sale of Malaysian operation                24,825             --           3.8%           0.0%
  Interest, net                                      38,093         (1,231)          5.8%          -0.2%
                                                  ---------      ---------         -----          -----
  Income (loss) before income taxes and
    extraordinary item                              (20,610)        21,379          -3.2%           4.0%
  Income taxes (benefit)                               (391)        (6,027)         -0.1%          -1.1%
                                                  ---------      ---------         -----          -----
  Income (loss) before extraordinary item           (20,219)        27,406          -3.1%           5.1%
  Extraordinary item - loss on extinguishment
    of debt, net of tax effect                      (25,518)            --          -3.9%           0.0%
                                                  ---------      ---------         -----          -----
NET INCOME (LOSS)                                 $ (45,737)     $  27,406          -7.0%           5.1%
                                                  =========      =========         =====          =====

Note: Amounts may not add due to rounding.

Revenue

         Revenue for the fiscal year 2000 increased 22.8% to $654.2 million from $532.7 million in the fiscal year 1999. This growth is the result of increased demand for communications products and overall improved market conditions. Wireless sales growth of 181% was driven by increased market acceptance of our PRISM(R) products.

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

R&D

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

In-Process Research and Development

         In connection with the acquisition of the semiconductor business of Harris, we allocated $20.2 million of the purchase price to in-process R&D projects. These projects were in various stages of completion ranging from 35% - 90%. The present value of $29.0 million of in-process R&D was primarily determined by discounting 10 year after tax cash flow projections of the individual projects using a discount rate of 20%. The value was then reduced by negative goodwill resulting from the acquisition.

         At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the combined fiscal year ended June 30, 2000.

SG&A

         SG&A costs, which include marketing, selling, general and administrative expenses increased 17.1% to $109.3 million in fiscal year 2000 from $93.3 million in fiscal year 1999. The increase was due to additional selling costs resulting from higher sales in fiscal year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $1.2 million for the six weeks ended August 13, 1999, and $9.3 million for the 12 months ended July 2, 1999. As a percentage of sales, SG&A costs decreased to 16.7% in fiscal year 2000 from 17.5% in fiscal year 1999.

Intangible Assets

         Certain intangible assets were recorded on the opening balance sheet of Intersil as part of purchase accounting. We also recorded goodwill in June 2000 as a result of the acquisition of No Wires Needed B.V. These assets are being amortized over their useful lives ranging from five to 11 years.

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

Interest Expense

         In connection with the acquisition of the semiconductor business of Harris, we entered into new credit facilities. Pursuant to the initial public offering in February 2000, we retired a significant portion of those same credit facilities. Interest expense for the fiscal year 2000 is not comparable to interest expense for the combined fiscal year 1999.

Extraordinary Item

         On February 25, 2000, we issued 22,000,000 shares of our Class A Common Stock in a registered underwritten initial public offering. From the proceeds of the offering, we repaid approximately $419.0 million of debt incurred through the acquisition of the semiconductor business. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $25.5 million. The extraordinary charges consisted of the write-off of deferred financing fees and pre-payment penalties.

Tax Expense

         The tax benefit for the combined 12 months ended June 30, 2000 is not comparable to the 12 months ended July 2, 1999, due to the differences in our tax structure as compared to that of the semiconductor business of Harris.

Backlog

         We had backlog at June 30, 2000 of $259.5 million compared to $174.0 million at July 2, 1999. The increase was due to increased demand for our communications products and improved market conditions.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

         The following table sets forth statement of operations data in dollars and as percentage of revenue for Intersil Holding's predecessor for the periods indicated:

                                             Fiscal Year Ended             Fiscal Year Ended
                                        ---------------------------   ---------------------------
                                                Predecessor                   Predecessor
                                        July 2, 1999   July 3, 1998   July 2, 1999   July 3, 1998
                                        ------------   ------------   ------------   ------------
                                               (in millions)

REVENUE                                  $  532.7        $  576.8        100.0%         100.0%

COSTS AND EXPENSES
  Cost of product sales                     349.8           369.3         65.7%          64.0%
  Research and development                   67.0            75.1         12.6%          13.0%
  Selling, general and administrative        84.0            98.2         15.8%          17.0%
  Harris corporate expense allocation         9.3            10.0          1.7%           1.7%
  Intangible amortization                     2.4             2.3          0.5%           0.4%
                                         --------        --------
Operating income                             20.2            21.9          3.8%           3.8%
  Interest, net                              (1.2)           (0.9)        -0.2%          -0.2%
                                         --------        --------        -----          -----
  Income before income taxes                 21.4            22.8          4.0%           4.0%
  Income taxes (benefit)                     (6.0)            9.9         -1.1%           1.7%
                                         --------        --------        -----          -----
NET INCOME                                   27.4            12.9          5.1%           2.2%
                                         ========        ========        =====          =====

Note: Amounts may not add due to rounding.

Revenue

         Revenue for the fiscal year 1999 decreased 7.6% to $532.7 million from $576.8 million in the fiscal year 1999. This decrease was the result of continued soft market conditions and resulting adverse effects on semiconductor demand. This trend continued through the second quarter of fiscal year 1999. We believe that the principal causes for the decline were initially high inventory levels of our products at our distributors, which decreased 17% from fiscal year 1998 to fiscal year 1999, as well as high levels of inventory at customers. This was followed by an overall drop in global semiconductor demand of 8.5% in calendar year 1998. Particularly hard hit were our Discrete Power products where prices of power metal oxide semiconductor field effect transistors, or MOSFET's, declined by nearly 15%. Additionally, distributors and major original equipment manufacturers reduced the amount of pipeline inventory in the channel, taking advantage of the shorter lead-times and lower prices. During the third fiscal quarter of 1999, we began to experience an increase in new orders, which resulted in a 9.1% increase in sales in the third quarter versus the preceding quarter. The positive trend continued into the fourth quarter with an increase in sales of 11.3% from the third quarter.

         Geographically, 53.5%, 24.6% and 21.9% of product sales were derived in North America, Europe and Asia/Pacific, respectively, during fiscal year 1999, compared to 53.8%, 28.0% and 18.2%, respectively, in fiscal year 1998.

Gross Margin

         Gross margin on product sales declined 11.9% to $182.9 million in fiscal year 1999 from $207.5 million in fiscal year 1998. As a percentage of sales, gross margin was 34.3% in fiscal year 1999 as compared to 36.0% in fiscal year 1998. This decrease was substantially due to price pressure worldwide for our Discrete Power products and a $13.2 million increase in our depreciation expense resulting from the additional capital expenditures that went into our 8-inch wafer fab in Mountaintop, Pennsylvania. Our gross margin decline was partially offset by a series of cost reduction initiatives which resulted in lower operating costs and improved pricing and terms with our suppliers of raw materials.

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

Tax Expense

         The tax benefit of $6.0 million in fiscal year 1999 was primarily driven by changes in the Malaysian tax system, resulting in fiscal year 1999 income not being subject to tax.

Backlog

         We had backlog at July 2, 1999 of $174.0 million compared to $188.5 million at July 3, 1998. The decrease in backlog was primarily due to shorter industry lead-times.

Liquidity and Capital Resources

         Our principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion. We anticipate that our operating cash flow and our cash on hand, together with available borrowing under the Revolving Credit Facility of $70.0 million, will be sufficient to meet our working capital, capital expenditure and interest requirements on our debt obligations for the foreseeable future. We may request, subject to the agreement of our lenders, that the amount of the Revolving Credit Facilities be increased to as much as $150 million. The Revolving Credit Facility will mature in 2005 unless terminated earlier and was undrawn as of December 29, 2000. As of December 29, 2000 our total debt and shareholders' equity was $65.5 million and $1,011.0 million, respectively.

         Our Revolving Credit Facility and the Senior Subordinated Notes contain financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

         On February 25, 2000, we issued 22,000,000 shares of Class A Common Stock at a price of $25.00 per share. We received net proceeds from this offering, after deducting underwriting discounts and commissions and other fees of approximately $513.1 million, of which $435.2 million was subsequently used to repay debt incurred as a result of our acquisition of the semiconductor business of Harris.

         On September 20, 2000, we issued 3,000,000 shares of Class A Common Stock at a price of $48.00 per share. We received net proceeds from this offering, after deducting the underwriting discount and estimated offering expenses of $7.8 million, of approximately $136.2 million. Pursuant to this public offering, we issued an additional 500,000 shares of Class A Common Stock at $48.00 per share upon the exercise of the over-allotment option by the underwriters on September 26, 2000. We received net proceeds from the exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses of $1.2 million, of approximately $22.8 million. We used $59.3 million to repurchase $51.0 million in outstanding 13.25% senior subordinated notes. We recorded an extraordinary loss in connection with the repurchased notes for prepayment penalties and write-off of deferred financing fees.

         We intend to use the remainder of the proceeds from the offering and the exercise of the over-allotment option for general corporate purposes, including expenditures for research and development of new products and sales and marketing efforts. In addition, we intend to use a portion of the proceeds to acquire complementary products, technology or businesses or to retire portions of our outstanding debt.

         Net cash generated by operating activities for the 52 weeks and 26 weeks ended December 29, 2000 was $112.0 million and $62.7 million respectively. Net cash used in investing activities for the 52 weeks ended December 29, 2000 was $4.9 million for capital expenditures to support our operations offset by the sale of our Malaysia-based assembly and test operations to ChipPAC, Inc. Net cash used in investing activities for the 26 weeks ended December 29, 2000 was $31.2 million for capital expenditures to support our operations. Net cash provided by financing activities for the 52 weeks ended December 29, 2000 was $204.4 million, primarily from the proceeds of our February and September 2000 public offerings. Net cash provided by financing activities for the 26 weeks ended December 29, 2000 was $109.3 million, primarily from the proceeds of our September 2000 public offering. Our cash balance at December 29, 2000 was $352.6 million.

Receivables and Inventories

         Trade accounts receivable less the allowance for collection losses totaled $124.0 million at December 29, 2000 compared to $111.7 million at June 30, 2000. The increase was due to higher sales. Inventories remained relatively flat at $126.2 million at December 29, 2000 versus $126.5 million at June 30, 2000 on the higher sales volume. We were able to achieve this due to management's continued efforts to reduce inventory through portfolio management, process improvements and increased outsourcing of manufacturing.

         Distributor reserves fluctuate from year to year based on the level of inventory at distributors. The reserve increased 8.1% to $8.0 million at December 29, 2000 from $7.4 million at June 30, 2000. Inventory levels at distribution increased 12% on increased demand during the 26 weeks ended December 29, 2000.

Capital Expenditures

         Capital expenditures for the 52 weeks ended December 29, 2000 were $53.7 million compared to $34.9 million for the combined 52 weeks ended December 31, 1999. Capital expenditures for the 26 weeks ended December 29, 2000 were $27.5 million compared to $14.5 million for the combined 26 weeks ended December 31, 1999. We do not anticipate substantial capital expenditures in the foreseeable future.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Management" which was required to be implemented no later than the fourth quarter of fiscal years beginning after December 31, 1999, and provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB No. 101 did not have a material effect on our financial position or results of operations.

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Policy Bulletin Opinion No. 25. Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The implementation of this interpretation did not have a material impact on our financial position or results of operations.

Recent Developments

Sale of Discrete Power Business

         In January 2001, we announced the sale of our Discrete Power products group to Fairchild Semiconductor for approximately $338.0 million in cash. The Discrete Power products group provides silicon based power devices for the computer, communications, industrial, automotive and space-defense markets. The primary product areas include Metal Oxide Semiconductor Field Effect Transistors (MOSFETs), Insulated Gate

Bipolar Transistors (IGBTs) and High-speed Rectifiers. The manufacturing facilities and offices are located in Mountaintop, Pennsylvania. This product group is supported by approximately 650 employees in management, engineering, sales, marketing and manufacturing. We expect to close the sale transaction during the first quarter of 2001.

         Revenues from Discrete Power product sales for the 52 weeks ended December 29, 2000 were $210.8 million and $188.1 million during the combined 52 weeks ended December 31, 1999. Revenues from Discrete Power product sales for the 26 weeks ended December 29, 2000 were $104.6 million and $99.7 million during the combined 26 weeks ended December 31, 1999.

Tender Offer

         On March 1, 2001, we tendered all of the $61.4 million in outstanding 13.25% senior subordinated notes. We will record an extraordinary charge of approximately $19.1 million in the first quarter related to pre-payment penalties and the write-off of the remaining deferred financing fees. At the completion of the sale of the Discrete Power products group, we will have no outstanding long-term debt.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

         Effective July 1, 2000, we adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of FAS 133, we recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the balance sheet at their fair value of $(0.4) million at December 29, 2000.

         At December 29, 2000 we had open foreign exchange contracts with a notional amount of $29.0 million to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 26 weeks ended December 29, 2000 were $1.9 million. During the 26 weeks ended December 29, 2000 we purchased and sold $34.4 million of foreign exchange forward and option contracts.

         Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 29, 2000, would have an impact of approximately $3.5 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

         As of December 29, 2000, we also had fixed rate debt of approximately $65.5 million consisting primarily of the 13.25% Senior Subordinated Notes due 2009. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.

Item 8.  Financial Statements and Supplementary Data

         The following consolidated financial statements, and the related Notes thereto, of Intersil Holding Corporation and the Independent Certified Public Accountants' Report are filed as a part of this report.

                         INDEX TO FINANCIAL STATEMENTS
                          INTERSIL HOLDING CORPORATION

Independent Certified Public Accountants' Report........................      37

Consolidated Statements of Operations and Comprehensive Income..........      38

Consolidated Balance Sheets.............................................      39

Consolidated Statements of Cash Flows...................................      40

Consolidated Statements of Shareholders' Equity.........................      41

Notes to Consolidated Financial Statements..............................      42

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Intersil Holding Corporation

We have audited the accompanying consolidated balance sheet of Harris Semiconductor Business (semiconductor business) (Predecessor), which was wholly owned by Harris Corporation, as of July 2, 1999 and the related statements of operations, comprehensive income and cash flows for each of the two fiscal years in the period ended July 2, 1999 and the six weeks ended August 13, 1999. We have also audited the accompanying consolidated balance sheets of Intersil Holding Corporation ("Successor") as of December 29, 2000 and June 30, 2000 and the related statements of operations, comprehensive income, shareholders' equity and cash flows for the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Predecessor consolidated financial statements were prepared on the basis of presentation as described in Note A. The results of operations are not necessarily indicative of the results of operations that would be recorded by semiconductor business on a stand-alone basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Holding Corporation as the Successor and Predecessor companies at December 29, 2000, June 30, 2000 and July 2, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 2, 1999 and for the six weeks, 46 weeks and 26 weeks ended August 13, 1999, June 30, 2000 and December 29, 2000, respectively, on the basis described in Note A, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Jacksonville, Florida
January 22, 2001

                          INTERSIL HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Predecessor   Predecessor     Predecessor      Successor        Successor
                                                     ------------  ------------  ---------------  -------------  -----------------
                                                        Fiscal        Fiscal                        46 Weeks
                                                      Year Ended    Year Ended   Six Weeks Ended      Ended       26 Weeks Ended
                                                     ------------  ------------  ---------------  -------------  -----------------
                                                     July 3, 1998  July 2, 1999  August 13, 1999  June 30, 2000  December 29, 2000
                                                     ------------  ------------  ---------------  -------------  -----------------
                                                                       (in thousands, except per share amounts)

REVENUE
   Product Sales                                      $ 576,836     $ 532,718      $  57,336        $ 596,849       $ 435,452

Costs and expenses
  Cost of product sales                                 369,332       349,776         39,681          352,513         229,664
  Research and development                               75,125        67,079          8,499           69,456          53,019
  Selling, general and administrative                    98,184        83,998         10,908           97,227          69,576
  Harris corporate expense allocation                     9,962         9,303          1,164               --              --
  Intangible amortization                                 2,292         2,414            326           10,686          16,504
  In-process research and development                        --            --             --           20,239          25,440
  Other                                                      --            --             --            1,178              --
                                                      ---------     ---------      ---------        ---------       ---------
Operating income (loss)                                  21,941        20,148         (3,242)          45,550          41,249
  Loss on sale of Malaysian operation                        --            --             --           24,825              --
  Interest expense                                           43           129             --           41,924           6,788
  Interest income                                          (957)       (1,360)          (111)          (3,720)         (9,395)
                                                      ---------     ---------      ---------        ---------       ---------
  Income (loss) before income taxes, extraordinary
     item and cumulative effect of a change in
     accounting principle                                22,855        21,379         (3,131)         (17,479)         43,856
  Income taxes (benefit)                                  9,944        (6,027)          (102)            (289)         30,759
                                                      ---------     ---------      ---------        ---------       ---------
  Income (loss) before extraordinary item and
     cumulative effect of a change in accounting
     principle                                           12,911        27,406         (3,029)         (17,190)         13,097
  Extraordinary item - loss on extinguishment of
     debt, net of tax effect                                 --            --             --          (25,518)         (5,891)
                                                      ---------     ---------      ---------        ---------       ---------
  Income (loss) before cumulative effect of a
     change in accounting principle                      12,911        27,406         (3,029)         (42,708)          7,206
  Cumulative effect of adoption of SFAS 133, net
     of tax effect                                           --            --             --               --            (197)
                                                      =========     =========      =========        =========       =========

NET INCOME (LOSS)                                        12,911        27,406         (3,029)         (42,708)          7,009
Preferred dividends                                          --            --             --            5,391              --
                                                      ---------     ---------      ---------        ---------       ---------
NET INCOME (LOSS) TO COMMON SHAREHOLDERS              $  12,911     $  27,406      $  (3,029)       $ (48,099)      $   7,009
                                                      =========     =========      =========        =========       =========

BASIC INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item                                                           $   (0.30)      $    0.13
  Extraordinary item                                                                                    (0.33)          (0.06)
                                                                                                    ---------       ---------
  Net income (loss)                                                                                 $   (0.63)      $    0.07
                                                                                                    =========       =========

DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item                                                           $   (0.30)      $    0.13
  Extraordinary item                                                                                    (0.33)      $   (0.06)
                                                                                                    ---------       ---------
  Net income (loss)                                                                                 $   (0.63)      $    0.07
                                                                                                    =========       =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (IN MILLIONS):
  Basic                                                                                                  76.7           101.0
                                                                                                    =========       =========
  Diluted                                                                                                76.7           105.2
                                                                                                    =========       =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         Predecessor     Predecessor       Predecessor        Successor          Successor
                                         ------------    ------------    ---------------    -------------    -----------------
                                            Fiscal          Fiscal                             46 Weeks
                                          Year Ended      Year Ended     Six Weeks Ended        Ended          26 Weeks Ended
                                         ------------    ------------    ---------------    -------------    -----------------
                                         July 3, 1998    July 2, 1999    August 13, 1999    June 30, 2000    December 29, 2000
                                         ------------    ------------    ---------------    -------------    -----------------
                                                                          (in thousands)

Net income (loss)                          $ 12,911        $ 27,406          $ (3,029)         $(42,708)          $  7,009
Other comprehensive income (loss):
  Currency translation adjustments           (1,851)           (574)            2,475             1,636             (3,309)
                                           --------        --------          --------          --------           --------
Comprehensive income (loss)                $ 11,060        $ 26,832          $   (554)         $(41,072)          $  3,700
                                           ========        ========          ========          ========           ========


                 See notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                            Predecessor                Successor
                                                                            -----------     -----------------------------------
                                                                           July 2, 1999     June 30, 2000     December 29, 2000
                                                                           ------------     -------------     -----------------
                                                                                            (in thousands)

ASSETS
Current Assets
  Cash and cash equivalents                                                 $       --       $   211,940         $   352,597
  Trade receivables, less allowances for collection loss ($582 as of July 2, 1999, $1,341 as of June 30, 2000 and $736
     as of December 29, 2000)                                                  100,674           111,695             123,979
  Inventories                                                                  153,822           126,481             126,198
  Prepaid expenses                                                               3,725            10,645              10,569
  Income tax receivable                                                          1,527             1,254                  --
  Deferred income taxes                                                          3,476            25,768              27,756
                                                                            ----------       -----------         -----------
        Total Current Assets                                                   263,224           487,783             641,099
Other Assets
  Property, plant and equipment, less allowances for depreciation              410,530           225,484             235,559
  Intangibles, less accumulated amortization                                    45,368           190,150             307,183
  Other                                                                         42,057            30,521              45,927
                                                                            ----------       -----------         -----------
        Total Other Assets                                                     497,955           446,155             588,669
                                                                            ----------       -----------         -----------
          Total Assets                                                      $  761,179       $   933,938         $ 1,229,768
                                                                            ==========       ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY/BUSINESS EQUITY
Current Liabilities
  Trade payables                                                            $   31,068       $    36,991         $    43,209
  Retirement plan accruals                                                      13,640             6,228               5,507
  Accrued compensation                                                          19,283            32,398              28,203
  Accrued interest and sundry taxes                                              3,193            10,512               6,684
  Other accrued items                                                           16,418            22,734              26,039
  Distributor reserves                                                           6,542             7,366               8,002
  Unearned service income                                                          567               129                   6
  Long-term debt--current portion                                                  360               404                 484
                                                                            ----------       -----------         -----------
        Total Current Liabilities                                               91,071           116,762             118,134
Other Liabilities
  Deferred income taxes                                                          7,022            21,992              35,632
  Long-term debt                                                                 4,207           116,188              64,966
Shareholders' Equity/Business Equity
  Preferred Stock, $1,000 par value, 100,000 shares authorized,
     no shares issued or outstanding                                                --                --                  --
  Class A Common Stock, $.01 par value, voting; 300,000,000
     shares authorized, 44,773,152 shares issued and outstanding at
     June 30, 2000 and 68,099,740 shares issued and outstanding
     at December 29, 2000                                                           --               448                 680
  Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 49,746,482 shares issued and outstanding at
     June 30, 1999 and 37,206,996 shares issued and outstanding at
     December 29, 2000                                                              --               497                 372

  Additional paid-in capital                                                        --           719,123           1,051,213
  Business equity                                                              661,388                --                  --
  Retained deficit                                                                  --           (42,708)            (35,699)
  Unearned compensation                                                             --                --              (3,857)
  Accumulated other comprehensive (loss) income                                 (2,509)            1,636              (1,673)
                                                                            ----------       -----------         -----------
        Total Shareholders' Equity/Business Equity                             658,879           678,996           1,011,036
                                                                            ----------       -----------         -----------
         Total Liabilities and Shareholders' Equity/Business Equity         $  761,179       $   933,938         $ 1,229,768
                                                                            ==========       ===========         ===========


                 See notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Predecessor           Predecessor          Predecessor
                                                            -----------------     -----------------     ---------------
                                                            Fiscal Year Ended     Fiscal Year Ended     Six Weeks Ended
                                                            -----------------     -----------------     ---------------
                                                              July 3, 1998          July 2, 1999        August 13, 1999
                                                            -----------------     -----------------     ---------------
                                                                                    (in thousands)

OPERATING ACTIVITIES:
  Net income (loss)                                            $  12,911             $  27,406            $  (3,029)

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities
  Depreciation                                                    65,036                78,217                8,747
  Amortization                                                     2,295                 2,414                  326
  Provisions for inventory obsolescence                            7,317                 3,894                1,919
  Write-off of in-process research and development                    --                    --                   --
  Write-off of unearned compensation                                  --                    --                   --
  Loss on sale of Malaysian operation                                 --                    --                   --
  Deferred income taxes                                             (461)                1,896               (4,756)
 Changes in assets and liabilities:
  Trade receivables                                                1,270                10,001               14,532
  Inventories                                                    (17,176)               22,516               (3,568)
  Prepaid expenses                                                   506                   933                  674
  Trade payables and accrued liabilities                         (14,399)              (13,950)             (18,705)
  Unearned service income                                            (32)                  319                   --
  Income taxes                                                    (3,866)               (4,486)               4,430
  Other                                                           (5,070)              (17,911)               2,812
                                                               ---------             ---------            ---------

   Net cash provided by operating activities                      48,331               111,249                3,382
INVESTING ACTIVITIES:
Proceeds from sale of Malaysian operation                             --                    --                   --
Cash paid for acquired business                                       --                (1,335)                  --
Property, plant and equipment                                    (90,184)              (38,563)              (1,887)
                                                               ---------             ---------            ---------

   Net cash provided by (used in) investing activities           (90,184)              (39,898)              (1,887)
FINANCING ACTIVITIES
 Proceeds from offering                                               --                    --                   --
 Proceeds from exercise of stock options                              --                    --                   --
 Proceeds from borrowings                                          2,750                   800                   --
 Payments of borrowings                                              (83)                 (302)                 (32)
 Net cash transfer and billings from (to) parent                  41,844               (67,030)              (1,198)
                                                               ---------             ---------            ---------

   Net cash provided by (used in) financing activities            44,511               (66,532)              (1,230)
 Effect of exchange rates on cash and cash equivalents            (2,658)               (4,819)               1,177
                                                               ---------             ---------            ---------

   Net increase in cash and cash equivalents                          --                    --                1,442
   Cash and cash equivalents at the beginning of the
    period                                                            --                    --                   --
                                                               ---------             ---------            ---------

   Cash and cash equivalents at the end of the period          $      --             $      --            $   1,442
                                                               =========             =========            =========


Supplemental Disclosures--Non-Cash Activities:

  Exchange of Preferred Stock for Common Stock


  Additional Paid-In-Capital from Tax Benefit on
   Exercise on Non-Qualified Stock Options


  Common Stock Issued in Acquisition of No Wires
   Needed B.V


  Common Stock Issued in Acquisition of SiCOM, Inc.




                                                               Successor               Successor
                                                            --------------        -----------------
                                                            46 Weeks Ended          26 Weeks Ended
                                                            --------------        -----------------
                                                             June 30, 2000        December 29, 2000
                                                            --------------        -----------------
                                                                        (in thousands)

OPERATING ACTIVITIES:
  Net income (loss)                                           $ (42,708)               $   7,009

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities
  Depreciation                                                   50,602                   19,241
  Amortization                                                   10,686                   16,504
  Provisions for inventory obsolescence                          23,906                   17,760
  Write-off of in-process research and development               20,239                   25,440
  Write-off of unearned compensation                                878                       --
  Loss on sale of Malaysian operation                            24,825                       --
  Deferred income taxes                                          (4,680)                  18,178
 Changes in assets and liabilities:
  Trade receivables                                             (24,991)                 (11,656)
  Inventories                                                    (5,668)                 (16,850)
  Prepaid expenses                                               (7,737)                     364
  Trade payables and accrued liabilities                         43,036                   (1,467)
  Unearned service income                                          (437)                    (169)
  Income taxes                                                    2,290                    4,642
  Other                                                          20,898                  (16,322)
                                                              ---------                ---------

   Net cash provided by operating activities                    111,139                   62,674
INVESTING ACTIVITIES:
Proceeds from sale of Malaysian operation                        52,500                       --
Cash paid for acquired business                                      --                   (3,649)
Property, plant and equipment                                   (38,813)                 (27,523)
                                                              ---------                ---------

   Net cash provided by (used in) investing activities           13,687                  (31,172)
FINANCING ACTIVITIES
 Proceeds from offering                                         513,114                  158,983
 Proceeds from exercises of stock plans                           1,985                    4,574
 Proceeds from borrowings                                            --                       --
 Payments of borrowings                                        (435,204)                 (54,226)
 Net cash transfer and billings from (to) parent                     --                       --
                                                              ---------                ---------

   Net cash provided by (used in) financing activities           79,895                  109,331
 Effect of exchange rates on cash and cash equivalents             (158)                    (176)
                                                              ---------                ---------

   Net increase in cash and cash equivalents                    204,563                  140,657
   Cash and cash equivalents at the beginning of the
    period                                                        7,377                  211,940
                                                              ---------                ---------

   Cash and cash equivalents at the end of the period         $ 211,940                $ 352,597
                                                              =========                =========


Supplemental Disclosures--Non-Cash Activities:

  Exchange of Preferred Stock for Common Stock                $  89,500                $      --
                                                              =========                =========

  Additional Paid-In-Capital from Tax Benefit on
   Exercise on Non-Qualified Stock Options                    $   2,132                $   1,709
                                                              =========                =========

  Common Stock Issued in Acquisition of No Wires
   Needed B.V                                                 $ 111,348                $      --
                                                              =========                =========

  Common Stock Issued in Acquisition of SiCOM, Inc.           $      --                $ 162,620
                                                              =========                =========
  Preferred Stock Received from Sale of Malaysian
   Operation                                                  $  15,800                $      --
                                                              =========                =========


                 See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          Accumulated
                                                                 Additional                                   Other
                                               Common Stock       Paid-In      Retained      Unearned     Comprehensive
                                             Class A   Class B    Capital       Deficit    Compensation   Income (Loss)    Total
                                             -------   -------    -------       -------    ------------   -------------    -----
                                                                             (in thousands)

Initial capitalization at August 14, 1999    $   158   $   509   $    5,935    $     --    $        --     $       --    $    6,602
Net (loss)                                        --        --           --     (42,708)            --             --       (42,708)
Shares issued in initial public offering         220        --      512,894          --             --             --       513,114
Shares issued under Stock Option Plan              2        --        4,120          --             --             --         4,122
Shares sold to certain executives and
     foreign employees                            --        --          878          --           (878)            --            --
Write-off of unearned compensation                --        --           --          --            878             --           878
Shares issued for acquisition of
     No Wires Needed B.V                          30        --      111,318          --             --             --       111,348
Exchange of preferred stock                       38        --       89,462          --             --             --        89,500
Repurchase of warehouse shares                    --       (12)         (93)         --             --             --          (105)
Preferred dividends                               --        --       (5,391)         --             --             --        (5,391)
Foreign currency translation                      --        --           --          --             --          1,636         1,636
                                             -------   -------   ----------    --------    -----------     ----------    ----------

Balance at June 30, 2000                         448       497      719,123     (42,708)            --          1,636       678,996

Net income                                        --        --           --       7,009             --             --         7,009
Shares issued in secondary public offering        35        --      158,948          --             --             --       158,983
Shares issued under Stock Option Plan              4        --        1,933          --             --             --         1,937
Shares issued under Employee Stock
     Purchase Plan                                 2        --        4,340          --             --             --         4,342
Shares issued on exercise of warrants             35        --          (30)         --             --             --             5
Shares issued for acquisition of SiCOM, Inc       31        --      166,899          --         (4,310)            --       162,620
Manatee Investment Corp. share exchange           45       (45)                                                                  --
Sterling Holding Co., LLC share exchange          80       (80)                                                                  --
Amortization of unearned compensation             --        --           --          --            453             --           453
Foreign currency translation                      --        --           --          --             --         (3,309)       (3,309)
                                             -------   -------   ----------    --------    -----------     ----------    ----------

Balance at December 29, 2000                 $   680   $   372   $1,051,213    $(35,699)   $    (3,857)    $   (1,673)   $1,011,036
                                             =======   =======   ==========    ========    ===========     ==========    ==========


                 See Notes to Consolidated Financial Statements.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Intersil Holding Corporation (Intersil Holding or Successor) was formed on August 13, 1999 through a series of transactions in which Intersil Holding and its wholly owned subsidiary, Intersil Corporation (Intersil), acquired the semiconductor business (semiconductor business or Predecessor) of Harris Corporation (Harris). Intersil Holding currently has no operations but holds common stock related to its investment in Intersil. Intersil and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor.

BASIS OF PRESENTATION
The Successor consolidated financial statements subsequent to August 13, 1999 include the accounts of Intersil Holding and Intersil (collectively, the Company). All material intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of July 2, 1999 and the consolidated statements of operations, comprehensive income and cash flows for the fiscal years ended July 3, 1998 and July 2, 1999 and the six weeks ended August 13, 1999 include the accounts of the Predecessor company.

The Predecessor's consolidated statements of operations include all revenues and costs attributable to the semiconductor business. For cost of sales, material costs are directly attributable to a product line and are charged accordingly. Indirect costs are assigned using activity based costing. Operating expenses (engineering, marketing, and administrative & general) have been allocated to the product lines based on sales or labor, as appropriate. Harris corporate expense allocations were based on a percentage of the semiconductor business' net sales. Interest expense was provided on direct borrowings of the semiconductor business. Interest expense of Harris has not been allocated to the semiconductor business.

All of the allocations and estimates in the Predecessor's consolidated statements of operations are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the semiconductor business had been operated on a stand-alone basis.

The semiconductor business sold products to other affiliated operations of Harris. Sales to these operations were not material.

ACQUISITION OF HARRIS' SEMICONDUCTOR BUSINESS

The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil Holding was $504.3 million in

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cash of which $420.0 million was financed through borrowings from senior credit facilities, 13.25% Senior Subordinated Notes and 13.5% Subordinated Holding Pay-In-Kind" (PIK) Note and the issuance of a $90.0 million PIK Note to Harris.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair values. The fair values of the net assets acquired exceeded the purchase price resulting in negative goodwill. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values as follows (in millions):

Purchase price:
   Cash paid to Harris                  $  504.3
   13.5% Subordinated PIK Note              90.0
   Transaction costs and fees               20.0
                                        --------
TOTAL PURCHASE PRICE                    $  614.3
                                        ========

                                    Fair Value of       Allocation of      Adjusted
                                  Acquired Assets   Excess Fair Value    Fair Value
                                  ---------------   -----------------    ----------
Net current assets                       $  160.6            $   --        $  160.6
Other                                        17.2                --            17.2
Property and equipment                      481.0              (153.2)        327.8
Developed technology                         80.0               (23.9)         56.1
Customer base                                33.0               (10.0)         23.0
In-process research
   and development                           29.0                (8.8)         20.2
Assembled workforce                          13.5                (4.1)          9.4
                                         --------            --------      --------

                                         $  814.3            $ (200.0)     $  614.3
                                         ========            ========      ========
Excess fair value of net assets
   acquired over purchase price          $  200.0
                                         ========


The appraisal of the acquired semiconductor business included $20.2 million of purchased in-process research and development, which was related to various products under development. This valuation represents the 10 year after-tax cash flow of this in-process technology using a discount rate of 20%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining identified intangibles (developed technology, customer base and assembled work-force) are being amortized over five to 11 years.

In connection with the acquisition of the semiconductor business, Intersil formulated a restructuring plan that included the termination of the employment of 372 employees of the semiconductor business. At August 13, 1999, Intersil recorded $11.0 million in severance benefits and this was included in the allocation of the acquisition cost. For the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000,

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $10.1 million and $10.9 million, respectively, of these restructuring costs had been paid out. As of June 30, 2000 and December 29, 2000,the restructuring liability was $0.9 million and $0.1 million, respectively. Intersil Holding completed all restructuring activities in August of calendar year 2000. Severance payments will continue through March of calendar year 2001.

Pursuant to a Form 8-K filed on March 29, 2000, Intersil Holding changed its fiscal year end from the Friday closest to June 30 to the Friday closest to December 31. The 26 weeks ended December 29, 2000 is referred to as stub year 2000.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR--The 1998 fiscal year includes the 53 weeks ended July 3, 1998; fiscal year 1999 includes the 52 weeks ended July 2, 1999; fiscal year 2000 includes the six weeks ended August 13, 1999 and the 46 weeks ended June 30, 2000; and stub year 2000 includes the 26 weeks ended December 29, 2000.

     CASH AND CASH EQUIVALENTS--Intersil Holding considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

     INVENTORIES--Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (FIFO) method, or market. Shipping and handling costs are classified as a component of cost of product sales in the consolidated statement of operations.

     PROPERTY, PLANT AND EQUIPMENT--Machinery and equipment are carried on the basis of cost. The estimated useful lives of buildings range between five and 50 years. The estimated useful lives of machinery and equipment range between three and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset.

     REVENUE RECOGNITION--Revenue is recognized from sales to all customers, including distributors, when a product is shipped. Sales to distributors are made under agreements, which provide the distributors rights of return and price protection on unsold merchandise they hold. Accordingly, sales are reduced for estimated returns from distributors and estimated future price reductions of unsold merchandise held by distributors. Product sales to two distributors for the fiscal years ended July 3, 1998 and July 2, 1999, the six weeks ended August 13, 2000, the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000 amounted to 19.0%, 16.6%, 29.3%, 15.7% and 33.9%, respectively, of total product sales.

     RESEARCH AND DEVELOPMENT--Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The savings element of the retirement plan is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). All employees of the Company may elect to participate in the 401(k) retirement plan (the "401(k) plan"). Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company provides matching contributions under the provisions of the plan. Employees fully vest in the Company's matching contributions upon the completion of five years of service.

     Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil Holding accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

     Retirement plans expense was $15.6 million in 1998, $14.8 million in 1999, $1.4 million for the six weeks ended August 13, 1999, $10.4 million for the 46 weeks ended June 30, 2000 and $9.6 million for the 26 weeks ended December 29, 2000.

     INCOME TAXES--For the Predecessor financial statements, the semiconductor business was included with its parent, Harris, in a consolidated federal income tax return. Harris required each of its businesses to provide for taxes on financial statement pre-tax income or loss at applicable statutory tax rates. United States local amounts receivable or payable for current and prior years' income taxes were treated as intercompany transactions and were recorded in the semiconductor business equity. Intersil Holding follows the liability method of accounting for income taxes. International current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities of Intersil Holding's international subsidiaries are separately classified on the balance sheets.

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

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     FORWARD CONTRACTS--When Intersil Holding sells products outside the United States or enters into purchase commitments, the transactions are frequently denominated in currencies other than U.S. dollars. It is Intersil Holding's policy not to speculate in foreign currencies. Intersil Holding uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Hedges on anticipated foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in fair market value of the foreign exchange contracts are recognized in income.

     FOREIGN CURRENCY TRANSLATION--The functional currency for Intersil's international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as separate component of shareholders' equity. Cumulative translation gains (losses) were $(2.5) million, $1.6 million and $(1.7) million at July 2, 1999, June 30, 2000 and December 29, 2000, respectively.

     INCOME (LOSS) PER SHARE--Income (loss) per share is computed and presented in accordance with SFAS No. 128, "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Income (loss) per common share is presented for the periods subsequent to August 13, 1999 only because it is not meaningful for earlier periods since the Company did not have common stock outstanding for any of the earlier periods.

     USE OF ESTIMATES--These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to current year classifications.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C -- INVENTORIES

Inventories are summarized below (in thousands):

                                  July 2, 1999   June 30, 2000   December 29, 2000
                                  ------------   -------------   -----------------

Finished products                   $ 58,041        $ 45,064          $ 51,583
Work in process                      102,457          96,278            94,477
Raw materials and supplies            11,441           7,072             9,002
                                    --------        --------          --------
                                     171,939         148,414           155,062
Less inventory reserves               18,117          21,933            28,864
                                    --------        --------          --------
                                    $153,822        $126,481          $126,198
                                    ========        ========          ========

At July 2, 1999, June 30, 2000 and December 29, 2000 Intersil Holding was committed to purchase $22.5 million, $24.9 million and $24.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates market value.

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

                                        July 2, 1999   June 30, 2000   December 29, 2000
                                        ------------   -------------   -----------------
Land                                      $  3,966        $  3,860          $  3,860
Buildings                                  266,364          78,940            78,693
Machinery and equipment                    722,816         179,383           208,679
                                          --------        --------          --------
                                           993,146         262,183           291,232
Less allowances for depreciation           582,616          36,699            55,673
                                          --------        --------          --------
                                          $410,530        $225,484          $235,559
                                          ========        ========          ========

NOTE E -- INTANGIBLES

Intangibles are summarized below (in thousands):

                                      Period of
                                     Amortization   July 2, 1999   June 30, 2000   December 29, 2000
                                     ------------   ------------   -------------   -----------------
Developed technology                    11 years       $     --       $ 56,925          $ 75,775
Customer base                            7 years             --         23,482            23,482
Assembled workforce                      5 years             --          9,606            11,906
Goodwill                               5-7 years         65,297        110,823           223,077
                                                       --------       --------          --------
                                                         65,297        200,836           334,240
Less accumulated amortization                            19,929         10,686            27,057
                                                       --------       --------          --------
                                                       $ 45,368       $190,150          $307,183
                                                       ========       ========          ========

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F -- INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts):

                                                     June 30, 2000    December 29, 2000
                                                     -------------    -----------------
Numerator:
   Net income (loss) available to
      common shareholders                              $ (48,099)          $  7,009
                                                       =========           ========

Denominator:
   Denominator for basic earnings per share
      - weighted average common shares                    76,745            101,014
   Effect of dilutive securities
      Stock options                                           --              1,000
      Warrants                                                --              3,153
                                                       ---------           --------
   Denominator for diluted earnings per share
      - adjusted weighted average shares                  76,745            105,167
                                                       =========           ========

Basic income (loss) per share                          $   (0.63)          $   0.07
                                                       =========           ========

Diluted income (loss) per share                        $   (0.63)          $   0.07
                                                       =========           ========

The effective of dilutive securities is not included in the computation for the 46 weeks ended June 30, 2000 because to do so would be antidilutive.

NOTE G -- LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                       July 2, 1999    June 30, 2000    December 29, 2000
                                       ------------    -------------    -----------------
13.25% Senior Subordinated Notes         $   --           $112,384          $ 61,369
Other                                     4,567              4,208             4,081
                                         ------           --------          --------
                                          4,567            116,592            65,450
Less current portion                        360                404               484
                                         ------           --------          --------
                                         $4,207           $116,188          $ 64,966
                                         ======           ========          ========

Scheduled future principal payments under the Company's indebtedness are as follows (in thousands):

2001                            $   484
2002                                422
2003                                422
2004                                367
2005                                379
Thereafter                       63,376
                                -------
                                $65,450
                                =======

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.25% Senior Subordinated Notes and Warrants

On August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil completed an offering of 200,000 units consisting of $200 million of its 13.25% Senior Subordinated Notes ("Sub Notes") due 2009 and warrants to purchase 3,703,707 shares of Class A Common Stock of Intersil Holding. Each unit consisted of $1,000 principal amount of Sub Notes of Intersil and one warrant to purchase 18.5185 shares of Class A Common Stock of Intersil Holding. The total gross proceeds from the sale of the Sub Notes were $194.0 million, net of $6.0 million of deferred financing fees. The $6.0 million deferred financing fees were treated as additional interest related to the Sub Notes and amortized over the life of the Sub Notes on an effective yield method.

The Sub Notes are unsecured and are fully and unconditionally guaranteed by Intersil Holding and all Intersil's current and future domestic subsidiaries. The Sub Notes are not guaranteed by Intersil's foreign subsidiaries. The Sub Notes require semi-annual interest payments beginning on February 15, 2000 through maturity on August 15, 2009. The Sub Notes may be redeemed at the option of Intersil Holding after August 15, 2004 upon the payment of certain redemption premiums, although up to 35% of the Sub Notes can be redeemed prior to August 15, 2002 with the proceeds of certain equity offerings and upon the payment of certain redemption premiums. The Sub Notes contain various restrictive covenants, including limitations on the incurrence of additional indebtedness, restrictions and limitations on payment of dividends, making investments, engaging in transactions with affiliates, consolidating, merging or transferring assets and restrictions and limitations on the sales of certain assets, among others. The Sub Notes also require the maintenance of certain ratios.

Each warrant entitles the holder to purchase 18.5185 shares of Intersil Holding Class A Common Stock at a price of $.0015 per share. The warrants are exercisable beginning on the first anniversary of their issue date (August 13, 1999) and expire on August 15, 2009. Warrant holders have no voting rights. The warrants were preliminarily valued at $0.3 million and were treated as additional interest related to the Sub Notes and amortized over the life of the Sub Notes on an effective yield method.

On August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil entered into senior credit facilities with a syndicate of financial institutions. The senior credit facilities included a $205.0 million funded term loan facility (the "Tranche B Senior Term Facility") and a revolving line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility provides for up to $70.0 million of which no amounts were outstanding as of June 30, 2000 or December 29, 2000.

The Revolving Credit Facility bears interest ranging from LIBOR + 2.00% to LIBOR + 3.25%, depending on the results of applicable ratios. The Revolving Credit Facility matures in 2005.

The senior credit facilities are unconditionally guaranteed, jointly and severally, by Intersil Holding, Intersil and existing and subsequently acquired or organized domestic

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Also on August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil Holding issued to Harris a $90.0 million 11.13% Seller Holding PIK Note and issued to Citicorp Mezzanine Partners, L.P. a $30.0 million 13.5% Subordinated PIK Note.

On February 25, 2000, the Company issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. From the proceeds of the initial public offering, the Company paid off approximately $419.0 million of debt incurred through the acquisition of the semiconductor business, including all amounts then outstanding under the Tranche B Senior Term Facility, the 11.13% Seller Holding PIK Note and the 13.5% Subordinated PIK Note. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $25.5 million.

During the 26 weeks ended December 29, 2000, the Company paid off approximately $51.0 million of the outstanding 13.25% Senior Subordinated Notes. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $5.9 million.

The other debt consists of five loans made by agencies of the Commonwealth of Pennsylvania with maturity dates ranging from 2003 to 2017 and are secured by Intersil's manufacturing facility in Mountaintop, Pennsylvania, which had a net carrying value of $4.6 million at July 2, 1999, $4.2 million at June 30, 2000 and $4.1 million at December 29, 2000. The weighted average interest rate for this debt was 3% at July 2, 1999, June 30, 2000 and December 29, 2000.

No interest was paid in fiscal years 1998 or 1999 or in the six weeks ended August 13, 1999. Interest paid in the 46 weeks ended June 30, 2000 was $0.1 million and in the 26 weeks ended December 29, 2000 was $1.4 million.

NOTE H -- PREFERRED STOCK

Intersil Holding has 100,000 shares of preferred stock authorized, stated value of $1,000 per share. The rights of holders of preferred stock will be stipulated at the time of issuance as determined by the board of directors pursuant to the adoption of a shareholder rights plan. On August 13, 1999, Intersil Holding sold 83,434 shares of its 12% Series A Cumulative Compounding Preferred Stock to certain buyers, including Sterling Holding Company, LLC, Harris and certain members of management. The $83.4 million received

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from the sale was used as a cash equity contribution from Intersil Holding to Intersil for the acquisition of the semiconductor business. No preferred stock was outstanding at June 30, 2000 or December 29, 2000.

On August 13, 1999, Intersil Holding granted to certain members of management options to purchase 766.67 shares of Series A Preferred Stock at an option price of $250 per share, and a sign-on bonus in the aggregate amount of $575,025, representing the difference between the stated par value and the option price. The preferred stock options vested immediately. Intersil Holding recorded compensation expense for the $575,025 as of the grant date.

Concurrent with the initial public offering, Intersil Holding exchanged all outstanding shares of its 12% Series A Cumulative Compounding Preferred Stock plus accrued and unpaid dividends for approximately 2.6 million shares of its Class A Common Stock. Also, the outstanding options to purchase 766.67 shares of Series A Preferred Stock were exchanged for options to purchase 40,881 shares of Class A Common Stock.

NOTE I -- LEASE COMMITMENTS

Total rental expense amounted to $6.3 million in fiscal year 1998, $6.3 million in fiscal year 1999, $0.6 million for the six weeks ended August 13, 1999, $5.0 million for the 46 weeks ended June 30, 2000 and $3.7 million for the 26 weeks ended December 29, 2000. Future minimum rental commitments under non-cancelable operating leases primarily used for land and office buildings amounted to approximately $18.4 million at December 29, 2000. These commitments for the years following 2000 (which exclude the estimated rental expense for annually renewable contracts) are: 2001 - $4.5 million, 2002 - $3.6 million, 2003 - $2.9 million, 2004 - $1.9 million, 2005 - $1.2 million and $4.3 million thereafter.

NOTE J -- BUSINESS EQUITY

Changes in the business equity of the Predecessor's financial statements are summarized as follows (in thousands):

                                                                    Fiscal Year Ended                Six Weeks Ended
                                                         -----------------      -----------------    ---------------
                                                            July 3, 1998           July 2, 1999      August 13, 1999
                                                         -----------------      -----------------    ---------------
Balance at beginning of period ......................      $ 646,173                $ 699,077           $ 658,879
Net income (loss) ...................................         12,911                   27,406              (3,029)
Foreign currency translation adjustments ............         (1,851)                    (574)              2,475
Net cash transfers and billings from (to) Harris Corporation  41,844                  (67,030)             (1,198)
Purchase price elimination ..........................             --                       --            (657,127)
                                                           ---------                ---------           ---------

Balance at end of period ............................      $ 699,077                $ 658,879           $      --
                                                           =========                =========           =========

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K -- COMMON STOCK

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

On August 13, 1999, in connection with the issuance of the 13.5% Subordinated Holding PIK Note, Intersil Holding issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.001 per share, subject to certain anti-dilution adjustments. These warrants may be exercised at any time after August 13, 2000 and expire on August 15, 2009. As Intersil Holding prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the warrants became exercisable for 2,222,224 shares of Intersil Holding Class A Common Stock. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note. The Company agreed to the early exercise of warrants to purchase 360,633 of the underlying shares.

Intersil Holding had an option to purchase 1,161,905 shares (warehouse shares) from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil Holding repurchased the 1,161,905 shares in January 2000.

On February 25, 2000, Intersil Holding completed the filing of a registration statement with the Securities and Exchange Commission for a public offering of shares of its Class A Common Stock. Intersil Holding issued 22,000,000 shares of it Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $513.1 million.

In connection with the Company's initial public offering on February 25, 2000, Intersil Holding effected a 1-for-1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying consolidated financial statements reflect Intersil Holding's reverse stock split, retroactively applied to all periods presented.

On May 29, 2000, Intersil Holding acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Need B.V. ("NWN"). Consideration for the acquisition of NWN was 3.35 million shares of Intersil Holding Class A Common Stock valued at $111.3 million at the date of closing.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil Holding. Each warrant entitles the holder to purchase 18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of December 29, 2000, 189,050 warrants had been exercised for 3,500,918 shares of Intersil Holding Class A Common Stock. At December 29, 2000, 10,950 warrants to purchase 202,789 shares of Class A Common Stock remained outstanding.

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

On September 20, 2000, the Company issued 3,000,000 shares of its Class A Common Stock at a price of $48.00 per share. Net proceeds received from this offering, after deducting the underwriting discount and offering expenses of $7.8 million, were approximately $136.2 million. Pursuant to this public offering, the Company issued an additional 500,000 shares of its Class A Common Stock at a price of $48.00 per share upon the exercise of the over-allotment option by the underwriters on September 26, 2000. Net proceeds received from the exercise of the over-allotment option, after deducting the underwriting discount and offering expenses of $1.2 million, were approximately $22.8 million.

Sterling Holding Company, LLC., in connection with the Company's public offering in September 2000, converted 8,007,902 shares of its Intersil Holding Class B Common Stock into an equivalent number of shares of Intersil Holding Class A Common Stock.

On October 27, 2000, Intersil Holding acquired 100% of the outstanding stock of Scottsdale, Arizona based SiCOM, Inc. ("SiCOM"). Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Holding Class A Common Stock valued at $162.6 million. The Company recognized $4.3 million in unearned compensation relative to the unvested portion of the options granted in connection with the acquisition. The unearned compensation will be amortized over the remaining vesting period of those options.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L--INCOME TAXES

The provision (benefit) for income taxes is summarized below (pro forma for predecessor financial statements) (in thousands):

                                                                Successor
                                               ----------------------------------------------
                                              46 Weeks Ended                 26 Weeks Ended
                                               June 30, 2000                December 29, 2000
                                               -------------                -----------------
Current taxes:
   Federal                                        $     --                       $ 4,484
   State                                                --                           166
   Foreign                                           4,391                         4,155
                                                  --------                       -------
                                                     4,391                         8,805

Deferred taxes:
   Federal                                          (4,198)                       16,565
   State                                              (482)                        1,613
                                                  --------                       -------
                                                    (4,680)                       18,178
                                                  --------                       -------

Income tax expense (benefit)                      $   (289)                      $26,983
                                                  ========                       =======


                                                                        Predecessor
                                                           --------------------------------------
                                    Fiscal Year Ended      Fiscal Year Ended      Six Weeks Ended
                                      July 3, 1998           July 2, 1999         August 13, 1999
                                      ------------           ------------         ---------------
United States (benefit)                 $ 4,221                $(6,626)               $(399)
International                             4,910                  1,605                  352
State and local (benefit)                   813                 (1,006)                 (55)
                                        -------                -------                -----
                                        $ 9,944                $(6,027)               $(102)
                                        =======                =======                =====


The benefit related to tax deductions for the Company's stock option plans is recorded as an increase to additional paid-in capital when realized. The Company realized tax benefits of approximately $2.1 million and $1.7 million for the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000, respectively.

The provision (benefit) for income taxes is included in the Company's Consolidated Statement of Operations as follows (in thousands):

                                                                Successor
                                                   --------------------------------------
                                                   46 Weeks Ended        26 Weeks Ended
                                                   June 30, 2000        December 29, 2000
                                                   -------------        -----------------
Income tax expense (benefit) from
   operations                                          $(289)               $ 30,759
Income tax benefit from extraordinary
   item and change in accounting principle                --                  (3,776)
                                                       -----                --------
Total income tax expense (benefit)                     $(289)               $ 26,983
                                                       =====                ========

The income tax benefit from extraordinary items is attributable to the pay-off of approximately $51.0 million of the outstanding 13.25% Senior Subordinated Notes as discussed in Note G -- Long-Term Debt and the adoption of FAS 133 as discussed in Note P -- Adoption of Financial Accounting Standard No. 133. In connection with the

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


early extinguishment of debt, the Company recorded extraordinary charges (net of $3.6 million tax benefit) of $5.9 million. The tax benefit attributable to the extraordinary item reduced the Company's current federal and state income tax expense by $3.3 million and $0.3 million, respectively. In connection with the adoption of FAS 133, the Company recorded a cumulative-effect-type adjustment (net of $0.1 million tax benefit) of $0.2 million. The tax benefit attributable to the adoption of FAS 133 reduced the Company's current federal and state income tax expense by $0.1 million.

In the year 2000, the Malaysian taxing authority converted its income tax system to a self-assessment system. The new self-assessment system requires Malaysian corporate taxpayers to begin making estimated tax payments in year 2000 based on year 2000 estimated taxable income. Previously, Malaysian corporate taxpayers submitted tax payments following the year of assessment. In fiscal year 1999, the semiconductor business made Malaysian tax payments based on fiscal year 1998's taxable income. As a result of the change in the Malaysian taxing system, the semiconductor business was not required to make tax payments on its fiscal year 1999 Malaysian taxable income, and therefore has not provided a tax provision for Malaysian taxes for fiscal year ended July 2, 1999, which would have amounted to approximately $15.1 million. The Malaysian tax holiday is effective for Intersil's fiscal year ended July 2, 1999 only, and does not impact the six weeks ended August 13, 1999 or the 46 weeks ended June 30, 2000.

The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                   July 2, 1999                         June 30, 2000                    December 29, 2000
                                   ------------                         -------------                    -----------------
                              Current        Non-current         Current         Non-current         Current         Non-current
                              -------        -----------         -------         -----------         -------         -----------
Receivables                   $    --          $     --          $    239          $     --          $    246          $     --
Inventory                          --                --             8,664                --             9,689                --
Fixed Assets                       --                --                --           (21,590)               --           (23,592)
Intangibles                        --                --                --           (14,363)               --           (13,014)
Accrued Expenses                   --                --            18,582                --            19,145                --
NOL Carryforward                   --                --                --            13,961                --             6,000
Depreciation                       --            (7,022)               --                --                --                --
All other - net                 3,476                --            (1,717)               --            (1,324)           (5,026)
                              -------          --------          --------          --------          --------          --------

                              $ 3,476          $ (7,022)         $ 25,768          $(21,992)         $ 27,756          $(35,632)
                              =======          ========          ========          ========          ========          ========


A reconciliation of the statutory United States income tax rate to the Company's effective income tax rate follows:

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Predecessor                                          Successor
                               Fiscal Year Ended    Fiscal Year Ended     Six Weeks Ended       46 Weeks Ended      26 Weeks Ended
                                  July 3, 1998        July 2, 1999        August 13, 1999       June 30, 2000      December 29, 2000
                                  ------------        ------------        ---------------       -------------      -----------------
Statutory U.S. income
   tax rate                           35.0 %               35.0 %               35.0 %               35.0%               35.0%
State taxes                            2.3                 (3.1)                 1.1                  1.1                 5.2
International income                   5.2                 (61.9)               (29.7)                7.6                 2.7
Tax benefit related to
   export sales                         --                   --                   --                   --                (1.3)
Research credits                      (2.9)                (2.7)                 2.2                  0.8                (4.4)
In-process research
   and development                      --                   --                   --                 (16.5)              26.2
Subpart F                               --                   --                   --                 (7.6)                0.6
Goodwill amortization                  3.5                  4.0                 (4.9)                (1.2)               11.6
Effect of sales of Malaysian
   operations                           --                   --                   --                 (18.0)               --
Valuation allowance                     --                   --                   --                   --                 1.0
Other items                            0.4                  0.5                 (0.5)                (0.5)                2.8
                                      ----                 ----                 ----                 ----                ----

Effective income tax rate             43.5 %              (28.2) %             3.2 %                 0.7%                79.4%
                                      ====                 ====                 ====                 ====                ====


United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil Holding's intention to reinvest these earnings.

Pretax income (loss) of international subsidiaries was $10.2 million in fiscal year 1998, $41.9 million in fiscal year 1999, $(1.6) million for the six weeks ended August 13, 1999, $21.6 million for the 46 weeks ended June 30, 2000 and $0.4 million for the 26 weeks ended December 29, 2000.

Income taxes paid were $14.8 million in fiscal year 1998, $3.4 million in fiscal year 1999, $0.2 million for the six weeks ended August 13, 1999, $0.6 million for the 46 weeks ended June 30, 2000 and $4.0 million for the 26 weeks ended December 29, 2000.

For tax purposes, the Company, at December 29, 2000, has federal and state net operating loss carryforwards of approximately $15.6 million resulting in a deferred tax asset of $6.0 million. These net operating loss carryforwards begin to expire for federal and state purposes in 2016 and 2001, respectively. The Company has foreign net operating loss carryforwards, as of December 29, 2000, of approximately $5.2 million resulting in a deferred tax asset of $1.8 million. The Company has recorded a valuation allowance of approximately $1.8 million related to foreign net operating loss carryforwards that may not be utilized.

The net change in total valuation allowance for the 26 weeks ended December 29, 2000 was $0.3 million and relates to the Company's expectations regarding utilization of the foreign net operating loss carryforwards.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The federal and state net operating loss and tax credit carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

NOTE M -- GEOGRAPHIC INFORMATION

Intersil Holding operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in thousands):

                                                          Predecessor                                     Successor
                                  -------------------------------------------------------      ------------------------------------
                                  Fiscal Year Ended   Fiscal Year Ended   Six Weeks Ended      46 Weeks Ended     26 Weeks Ended
                                    July 3, 1998        July 2, 1999      August 13, 1999      June 30, 2000      December 29, 2000
                                      --------            --------            --------            --------             --------
United States Operations
   Net sales                          $563,180            $519,555            $ 54,664            $574,867             $407,799
   Long-lived assets                   386,333             371,448             366,386             333,668              485,357

International
   Net sales                            13,656              13,163               2,672              21,982               27,653
   Long-lived assets                   122,397             121,330             118,277             112,487              103,312


Export sales included in U.S. operations were $258.4 million in fiscal 1998, $254.8 million in fiscal year 1999, $30.4 million for the six weeks ended August 13, 1999, $340.3 million for the 46 weeks ended June 30, 2000 and $227.9 million for the 26 weeks ended December 29, 2000.

NOTE N -- FINANCIAL INSTRUMENTS

At July 2, 1999, June 30, 2000 and December 29, 2000, the Company's financial instruments included cash and cash equivalents, investments, receivables, accounts payable, borrowings and forward foreign currency exchange contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term debt approximates fair value due to the short-term maturities of these assets and liabilities. Investments, included in other assets on the consolidated balance sheets, are comprised of less than 20% equity interests in companies. The investments are accounted for using the cost method, which approximates fair value, and were $28.8 million at June 30, 2000 and December 29, 2000. The fair value of other financial instruments is based on quoted market prices or pricing models using prevailing financial market information at the date of measurement.

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


material loss as of December 29, 2000 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term debt rating of no less than AA by Standard & Poor's or Aa by Moody's. For short-term debt (a maturity date less that 365 days) the issuer must have no less than an A1 Standard & Poor's and a P1 Moody's credit rating. In addition, the Company limits the amount of investment credit exposure with any one institution. At December 29, 2000, the Company did not require and was not required to collateralize any of its financial instrument obligations.

The Company's trade receivables and investments do not represent a significant concentration of credit risk at December 29, 2000, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to minimize the risk of credit loss. Expected losses are provided for currently and actual losses have been within management's expectations.

Intersil issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. Intersil has outstanding letters of credit totaling $2.7 million and $8.1 million at June 30, 2000 and December 29, 2000, respectively.

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

In August 1999, Intersil Holding began to use foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains on foreign exchange contracts were $3.2 million and $1.9 million for the 46 weeks and 26 weeks ended June 30, 2000 and December 29, 2000, respectively. Realized gains and losses from hedges are classified in the statement of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts were $30.9 million at June 30, 2000 and $29.0 million at December 29, 2000, all of which were used to hedge anticipated foreign cash flow commitments. For the year ended June 30, 2000, Intersil purchased and sold $87.4 million of foreign exchange forward contracts and for the 26 weeks ended December 29, 2000, Intersil purchased and sold $34.4 million of foreign exchange forward contracts.

Prior to August 1999, Intersil Holding used foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from future committed sales to customers and firm committed operating expenses. Foreign currency

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


financial instruments were used to reduce the risks that arise from doing business in international markets. Such contracts generally had a term of one year or less. At July 2, 1999, open foreign exchange contracts were $22.0 million, all of which were to hedge off-balance-sheet commitments. Additionally, for the year ended July 2, 1999, the semiconductor business purchased and sold $120.7 million of foreign exchange forward contracts.

Deferred gains and losses were included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in operations as part of the underlying transaction when recognized. At July 2, 1999, Intersil Holding had deferred foreign exchange contract losses on future commitments of approximately $28.6 million.

Total open foreign exchange contracts and options at July 2, 1999, June 30, 2000 and December 29, 2000 are described in the table below:


July 2, 1999
Commitments to Buy Foreign Currencies

(in thousands)                                   Contract Amount
                                                 ---------------                     Deferred             Maturities
Currency                             Foreign Currency            U.S.                  Gains              (in months)
                                     ----------------            ----                  -----              -----------
Malaysian Ringgit                        80,589                $19,000                $2,208                 1 - 2


Commitments to Sell Foreign Currencies

(in thousands)                                   Contract Amount
                                                 ---------------                     Deferred             Maturities
Currency                             Foreign Currency            U.S.                  Gains              (in months)
                                     ----------------            ----                  -----              -----------
French Franc                               10,900               $1,857                  $138                 1 - 2
British Pound                                 691                1,094                     2                     1

June 30, 2000

Options to Sell Foreign Currencies

(in thousands)                                     Contract Amount
                                                   ---------------                    Maturities
Currency                              Foreign Currency            U.S.               (in months)
                                      ----------------            ----               -----------
Euro                                       3,000                $2,883                 5 - 6


Commitments to Sell Foreign Currencies

(in thousands)                                                          Contract Amount
                                                                        ---------------                    Maturities
Currency                                                   Foreign Currency             U.S.               (in months)
                                                           ----------------             ----               -----------
Euro                                                              16,500               $15,697               1 - 6
British Pound                                                      2,300                 3,572               1 - 6
Japanese Yen                                                   1,190,000                11,655               1 - 7


December 29, 2000

Commitments to Sell Foreign Currencies

(in thousands)                                                          Contract Amount
                                                                        ---------------                   Maturities
Currency                                                   Foreign Currency            U.S.               (in months)
                                                           ----------------            ----               -----------
Euro                                                             21,250               $18,797                 1 - 6
British Pound                                                       350                   532                     1
Japanese Yen                                                  1,020,000                 9,655                 1 - 6


NOTE O -- EMPLOYEE BENEFIT PLANS

Equity Compensation Plan

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 5, 1999, Intersil Holding adopted the 1999 Equity Compensation Plan (the "Plan"), which became effective on August 13, 1999 for salaried officers and key employees. The Plan authorized the grant of options for up to 7.5 million shares of Intersil Holding Class A Common Stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The exercise price of each option granted under the Plan shall be determined by a committee of the Board of Directors (the "Board"). The maximum term of any option shall be 10 years from the date of grant for incentive stock options and 10 years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board currently vesting ratably over approximately four to five years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 666,667 shares of common stock. The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. During the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000, the Company recorded no deferred compensation. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement No. 123, the Company would have reported a net loss of $43.7 million for the 46 weeks ended June 30, 2000 and net income of $4.2 million for the 26 weeks ended December 29, 2000. The impact to basic and diluted income (loss) per share would have been (0.01) and (0.03) for the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000, respectively.

The Company estimates the fair value of each option as of the date of grant using the Black-Sholes pricing model with the following weighted average assumptions:

                                                             June 30, 2000       December 29, 2000
                                                             -------------       -----------------
Expected volatility                                               0.5                  0.877
Dividend yield                                                     --                   --
Risk-free interest rate                                          6.25%             5.47% - 6.20%
Expected life, in years                                            7                     7


A summary of the status of the Company's stock option plan as of and changes during the 46 weeks ended June 30, 2000 and 26 weeks ended December 29, 2000 are presented in the tables below:

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  June 30, 2000                         December 29, 2000
                                                     -------------------------------------      ----------------------------------
                                                          Shares            Weighted Average        Shares          Weighted Average
                                                     (in thousands)         Exercise Price      (in thousands)       Exercise Price
                                                     --------------         ----------------    --------------      ----------------
Outstanding at beginning
   of period                                                  --                $   --                2,955              $15.76
Granted                                                    3,177                 15.41                1,325               48.12
Exercised                                                   (194)                10.21                  (66)               2.25
Canceled                                                     (28)                15.20                  (78)              25.56
                                                          ------                ------               ------              ------
Outstanding at end of period                               2,955                $15.76                4,136              $25.72
                                                          ======                ======               ======              ======

Exercisable at end of period                                 191                $ 2.89                  162              $ 3.01
                                                          ======                ======               ======              ======

Weighted average fair value of options granted                                  $ 5.07                                   $24.16
                                                                                ======                                   ======


Information with respect to stock options outstanding and stock options exercisable at June 30, 2000 and December 29, 2000, is as follows:

                                                 Weighted            Weighted                                    Weighted
                                                 Average             Average                                      Average
                           Number               Remaining            Exercise                Number              Exercise
                        Outstanding          Contractual Life          Price               Exercisable             Price
                        -----------          ----------------          -----               -----------             -----
                       (in thousands)                                                    (in thousands)
June 30, 2000

        $2.25               1,422                  9.19                 $2.25                   155                 $2.25
        $5.63                  36                  9.19                 $5.63                    36                 $5.63
       $25.00               1,156                  9.65                $25.00                    --                    --
$28.50-$42.13                 208                  9.89                $36.62                    --                    --
$42.94-$58.50                 133                  9.89                $47.40                    --                    --

December 29, 2000

        $2.25               1,392                  8.70                 $2.25                   126                 $2.25
        $5.63                  36                  8.62                 $5.63                    36                 $5.63
$25.00-$35.88               1,118                  9.16                $25.11                    --                    --
$37.56-$55.13               1,552                  9.68                $46.85                    --                    --
$57.31-$63.06                  38                  9.55                $58.33                    --                    --


Employee Stock Purchase Plan

In February 2000, Intersil Holding adopted the Employee Stock Purchase Plan (the "ESPP") whereby eligible employees can purchase shares of Intersil Holding's common stock. Intersil Holding has reserved 1,333,334 shares of common stock for issuance under the ESPP. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


an employee may purchase no more than 16,667 shares on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of
(1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). No shares have been issued as of June 30, 2000. As of December 29, 2000, approximately 169,000 shares have been issued under the ESPP.

NOTE P -- ADOPTION OF FINANCIAL ACCOUNTING STANDARD NO. 133

Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the consolidated balance sheets at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the consolidated balance sheet at their fair value of $(0.4) million on December 29, 2000.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which was required to be implemented no later than the fourth quarter of fiscal years beginning after December 31, 1999, and provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Policy Bulletin Opinion No. 25. Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The implementation of this interpretation did not have a material impact on the Company's financial position or results of operations.

NOTE R -- ACQUISITIONS

On May 29, 2000, Intersil Holding acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Needed B.V. ("NWN"). Consideration for

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the acquisition of NWN was 3.35 million shares of Intersil Holding Class A Common Stock valued at $111.3 million at the date of closing. The NWN acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of NWN have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair value of the net tangible assets by approximately $109.0 million. NWN had completed all in-process research and development programs prior to its acquisition. Therefore, none of the purchase price in excess of the fair value of the net tangible assets was allocated to purchased in-process research and development. The purchase price in excess of fair value of net tangible assets was allocated to goodwill, which is being amortized on a straight-line basis over seven years.

The following unaudited pro forma consolidated results of operations are presented as if the NWN acquisition occurred on August 14, 1999 (in millions, except per share data):

                                                             46 Weeks Ended
                                                              June 30, 2000
                                                              -------------
Product sales                                                    $ 603.2
Net loss before extraordinary item                                 (31.7)
Net loss                                                           (57.3)
Net loss to common shareholders                                    (62.7)
Net loss per basic and diluted share                               (0.79)


The pro forma results of operations include adjustments to give affect to additional depreciation and amortization related to the increased value of acquired assets and identified intangibles. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

On October 27, 2000, Intersil Holding acquired 100% of the outstanding stock of Scottsdale, Arizona-based SiCOM, Inc. ("SiCOM"). Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Holding Class A Common Stock valued at $162.6 million. The SiCOM acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of SiCOM have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair market value of the net tangible assets acquired by $160.6 million. The appraisal of the acquired SiCOM business included $25.4 million of purchased in-process research and development, which was related to various products under development. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangibles (developed technology, assembled workforce and goodwill) are being amortized over five to 11 years.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited pro forma consolidated results of operations are presented as if the SiCOM acquisition occurred on August 14, 1999 and July 1, 2000, respectively (in millions, except per share data):

                                                     46 Weeks Ended               26 Weeks Ended
                                                      June 30, 2000              December 29, 2000
                                                      -------------              -----------------
Product sales                                             601.7                     $   436.6
Net income (loss) before extraordinary item               (38.4)                          3.9
Net loss                                                  (63.9)                         (2.2)
Net loss to common shareholders                           (69.3)                         (2.2)
Net loss per basic and diluted share                      (0.87)                        (0.02)

The pro forma results of operations include adjustments to give affect to additional depreciation and amortization related to the increased value of acquired assets and identified intangibles. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

NOTE S -- SALE OF INTERSIL'S KUALA LUMPUR, MALAYSIA-BASED SEMICONDUCTOR ASSEMBLY AND TEST OPERATIONS

On June 30, 2000, Intersil Holding completed the sale of its Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, Inc. ("ChipPAC") which, under a multi-year supply agreement, will supply integrated circuit assembly and test services to Intersil. Under the terms of the transaction, ChipPAC acquired all of Intersil's Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed signal capabilities, product distribution center as well as the operation's management team and approximately 2,900 employees. As consideration for the sale, Intersil received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock. Intersil Holding recognized a non-recurring charge of $24.8 million for the loss on sale in connection with the transaction.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T - TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the 26-week periods ended December 31, 1999 and December 29, 2000 (in thousands, except per share amounts):

                                                            26 Weeks Ended
                                                           December 31, 1999      26 Weeks Ended
                                                              (unaudited)        December 29, 2000
                                                              -----------        -----------------
Net sales                                                    $     292.1            $     435.5
                                                             -----------            -----------
Gross margin                                                       109.9                  205.8
                                                             -----------            -----------
Income (loss) before income taxes,
   extraordinary item and cumulative effect
   of a change in accounting principle                             (23.6)                  43.9
Income taxes                                                         1.3                   30.8
                                                             -----------            -----------
Income (loss) before extraordinary item
   and cumulative effect of a change in
   accounting principle                                            (24.9)                  13.1
Extraordinary item - loss on extinguishment
   of debt, net of tax effect                                         --                   (5.9)
                                                             -----------            -----------
Income (loss) before cumulative effect of a
   change in accounting principle                                  (24.9)                   7.2
Cumulative effect of adoption of SFAS 133,
   net of tax effect                                                  --                   (0.2)
                                                             -----------            -----------
Net income (loss)                                                  (24.9)                   7.0
Preferred dividends                                                  3.8                     --
                                                             -----------            -----------
Net income (loss) to common shareholders                     $     (28.7)           $       7.0
                                                             ===========            ===========

Basic and diluted income (loss) per share:
Income (loss) per share before extraordinary item            $     (0.39)           $      0.13
Extraordinary item                                                    --                  (0.06)
                                                             -----------            -----------
Net income (loss)                                            $     (0.39)           $      0.07
                                                             ===========            ===========

Weighted average common shares outstanding                        66,673                105,167
                                                             ===========            ===========


NOTE U -- SUBSEQUENT EVENTS (UNAUDITED)

On January 22, 2001, the Company announced that it had reached a definitive agreement to sell its Discrete Power products group to Fairchild Semiconductor International for approximately $338 million in cash. Intersil anticipates a one-time gain during the quarter ending March 30, 2001 and plans to use the proceeds for complementary communications acquisitions, alliances and product development efforts.

On March 1, 2001, the Company tendered all of the $61.4 million in outstanding 13.25% senior subordinated notes. The Company will record an extraordinary charge of approximately $19.1 million in the first quarter of 2001 related to pre-payment penalties and the write-off of the remaining deferred financing fees.

NOTE V -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of unaudited quarterly financial information for the periods indicated:

                                                                          Quarters Ended
                                       -------------------------------------------------------------------------------------------
                                        October 1,    December 31,     March 31,        June 30,      September 29,   December 29,
(In millions, except per share data)     1999           1999             2000             2000            2000          2000
                                       -------         -------          -------          -------         -------       -------
Net sales                              $ 134.0         $ 158.1          $ 170.9          $ 191.2         $ 218.6       $ 216.8
Gross margin                              48.3            61.7             69.4             82.6           101.3         104.5
Income (loss) before
     extraordinary item (a)              (23.1)           (1.7)             2.8              1.8            19.4          (6.5)
Extraordinary item (b)                      --              --            (25.5)              --            (0.3)         (5.6)
                                       -------         -------          -------          -------         -------       -------

Net income (loss)                      $ (23.1)        $  (1.7)         $ (22.7)         $   1.8         $  19.1       $ (12.1)
                                       =======         =======          =======          =======         =======       =======

Net income (loss) to
     common shareholders               $ (24.5)        $  (4.2)         $ (24.2)         $   1.8         $  19.1       $ (12.1)

Per share (basic):
   Income (loss) before
        extraordinary item             $ (0.37)        $ (0.06)         $  0.02          $  0.02         $  0.20       $ (0.06)
   Extraordinary item                       --              --            (0.34)              --              --         (0.06)
                                       -------         -------          -------          -------         -------       -------
   Net income (loss)                   $ (0.37)        $ (0.06)         $ (0.32)         $  0.02         $  0.20       $ (0.12)
                                       =======         =======          =======          =======         =======       =======

Per share (diluted):
   Income (loss) before
        extraordinary item             $ (0.37)        $ (0.06)         $  0.02          $  0.02         $  0.19       $ (0.06)
   Extraordinary item                       --              --            (0.34)              --              --         (0.06)
                                       -------         -------          -------          -------         -------       -------
   Net income (loss)                   $ (0.37)        $ (0.06)         $ (0.32)         $  0.02         $  0.19       $ (0.12)
                                       =======         =======          =======          =======         =======       =======

(a) During the quarter ended October 1, 1999, the Company recorded a charge of $20.2 million for in-process research and development in connection with the acquisition of the semiconductor business of Harris. During the quarter ended December 29, 2000, the Company recorded a charge of $25.4 million for in-process research and development in connection with the acquisition of SiCOM, Inc.

(b) During the quarters ended March 31, 2000, September 29, 2000 and December 29, 2000, the Company recognized extraordinary losses (net of tax) of $25.5 million, $0.3 million and $5.6 million, respectively related to the early extinguishment of debt.

                          INTERSIL HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NAME                     AGE     TITLE
--------------------     ---  ---------------------------------------------------------------
Gregory L. Williams      47   Chief Executive Officer, Director
Daniel J. Heneghan       45   Vice President, Chief Financial Officer and Assistant Secretary
Larry W. Sims            43   Vice President, General Manager, Communications IC's
Lawrence J. Ciaccia      42   Vice President, General Manager, PRISM(R) Wireless
Rick E. Furtney          41   Vice President, General Manager, Power Management
Glen Boyd                55   Vice President, Marketing and Sales
Stephen M. Moran         43   Vice President, General Counsel and Secretary
Julie B. Forbes          43   Vice President, Human Resources
Robert W. Conn           58   Director
Gary E. Gist             54   Director
Jan Peeters              49   Director
Robert N. Pokelwaldt     64   Director
James A. Urry            45   Director

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

         Larry W. Sims, Vice President, General Manager, Communications IC's. Mr. Sims is our Vice President, and General Manager, Communications IC's. From August 1999 to December 2000, Mr. Sims was our Vice President of Marketing and Sales. From 1998 to August 1999, Mr. Sims was Vice President, Sales of the semiconductor business at Harris. From 1979 to 1998, Mr. Sims served in various sales management positions at Motorola Semiconductor.

         Lawrence J. Ciaccia, Vice President, General Manager, PRISM(R) Wireless. Mr. Ciaccia is our Vice President and General Manager, PRISM(R) Wireless. From February 1998 to December 1999, Mr. Ciaccia was Vice President and Director of Engineering for the PRISM(R) Wireless Products business at Harris. From 1997 to 1998 Mr. Ciaccia was Director of Strategic and Product Marketing for the Multimedia Products business at Harris. Mr. Ciaccia also served at various times from 1993 to 1997 as Director of Engineering for several different semiconductor businesses at Harris.

         Rick E. Furtney, Vice President, General Manager, Power Management. Mr. Furtney is our Vice President and General Manager, Power Management. From 1999 until July 2000, Mr. Furtney was Vice President for Power Management products. From 1997 until 1999, Mr. Furtney was Director of Marketing for Harris. Since 1985, Mr. Furtney has held numerous management positions in engineering and marketing at Harris.

         Glen Boyd, Vice President, Marketing and Sales. Mr. Boyd is our Vice President, Marketing and Sales. From 2000 until January 2001, Mr. Boyd was the Company's Vice President, Wireless Segment Sales. From 1996 until 2000, Mr. Boyd served as a Director of Sales in Western U.S. and then of Wireless Segment Sales for Harris. From 1991 until 1996, Mr. Boyd served as a Sales Manager for Harris.

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

         Gary E. Gist, Director. Mr. Gist is one of our directors. Mr. Gist has served as the President and Chief Executive Officer of Palomar

Companies,LLC since 1995, a corporation made up of a diverse group of companies that focuson designing and manufacturing electronic products including the following companies: AML Wireless Systems, Inc., Palomar Display Products, Inc., Palomar Products, Inc. and Palomar Technologies, Inc. From mid-1993 to 1995, he was Division Manager of the Technology Products Division of Hughes Industrial Electronics Company. Prior to that, he was President of Transworld Communacations.

         Jan Peeters, Director. Mr. Peeters is one of our directors. Mr. Peeters is the founder, Chairman, President, Chief Executive Officer and a major shareholder of Olameter Inc., a communications and data management service provider, which he formed in 1998. Mr. Peeters was a founder, Vice-Chairman, President and Chief Executive Officer of Fonorola Inc. where he held the position of President and Chief Executive Officer since 1990 and the position of Vice-Chairman since 1994, until that company was sold to Call-Net Enterprises in June 1998. Mr. Peeters serves on the Board of Directors of Call-Net Enterprises and Cogeco, Inc.

         Robert N. Pokelwaldt, Director. Mr. Pokelwaldt is one of our directors. Mr. Pokelwaldt retired as the Chairman and Chief Executive Officer of YORK International Corporation, an independent supplier of heating, ventilating, air conditioning, and refrigeration products in the U.S. and internationally in November 1999. He became President and Chief Executive Officer of YORK in 1991, and Chairman of YORK in January 1993. Mr. Pokelwaldt joined YORK as President of Applied Systems Worldwide, a YORK Division, in 1988, and two years later was appointed President and Chief Operating Officer of YORK International. Mr. Pokelwaldt serves on the Board of Directors of Mohawk Industries, GPU, Inc. and Carpenter Technology.

         James A. Urry, Director. Mr. Urry is one of our directors. Mr. Urry has been with Citibank, N.A. since 1981 serving as a Vice President since 1986. He has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of ours, since 1989. Mr. Urry serves on the Board of Directors of Airxcel, Inc., IKS Corporation, and York International Corporation.

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

         The holders of a majority of the outstanding shares of Class A Common Stock (including any shares of Class A Common Stock held by Sterling) have the right to veto the election of any independent directors designated by Sterling. Under our Shareholders' Agreement, each of our shareholders prior to the initial public offering (owning in the aggregate as of February 28, 2001, about 13,230,000 shares, or approximately 19%, of the outstanding Class A Common Stock, our only class of voting stock, and 37,206,996 shares, or 100%, of Class B Common Stock which are convertible into shares of Class A Common Stock on a one-to-one basis) agrees to take all action necessary (including voting his, her or its shares, calling special meetings and executing and delivering written consents) to ensure our Board of Directors will be composed at all times as described above.

DIRECTOR COMPENSATION AND ARRANGEMENTS

         Those directors who are employed by us or by Citicorp Venture Capital Ltd. do not receive compensation for their services as directors. All other directors receive cash in the amount of $10,000 per year and $1,500 and $1,000, respectively, per board and committee meeting attended and non-cash compensation of a one-time appointment grant of options to purchase 7,500 shares of our Class A Common Stock and an annual grant of options to purchase 7,500 shares of our Class A Common Stock. All directors will be reimbursed for travel and other expenses incurred in attending meetings of the Board of Directors or its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; AUDIT COMMITTEE

         James A. Urry, Robert W. Conn and Gary E. Gist are the members of our Compensation Committee. Jan Peeters, Gary E. Gist, and Robert N. Pokelwaldt are the members of our Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On the basis of reports and representations submitted by or on behalf of the directors, executive officers and ten percent shareholders of us, all Forms 3, 4 and 5 showing ownership of and changes in ownership in our equity securities during the transition period ended December 29, 2000 were timely filed with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934, as amended except that Julie Forbes, Stephen M. Moran, W. Russell Morcom, Larry Sims and James A. Urry, each filed a late Form 3 with respect to fiscal year 2000 and Daniel J. Heneghan and Gregory L. Williams each filed late Forms 3 and 4 with respect to fiscal year 2000.

Item 11. Executive Compensation

     The following table sets forth certain information concerning the compensation received by our five most highly compensated officers for services rendered in fiscal years 1999 and 2000 and for the transition period from July 1, 2000 to December 29, 2000 (2000(S)).

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                                   Annual Compensation              Compensation
                                                            ----------------------------------   ---------------------
                                                                                                 Awards     Payouts
                                                                                  Other Annual   ---------------------    All Other
                       Name and                     Fiscal   Salary      Bonus    Compensation   Options  LTIP Payouts  Compensation
                  Principal Position                 Year      $         $ [1]   $ [2] [3] [4]    # [5]        $            $ [6]
-------------------------------------------------  -------  -------    -------------------------------------------------------------
Gregory Williams, President and                    2000(S)  270,192    274,230         17,874   100,000         -          52,089
    Chief Executive Officer                          2000   399,615    577,741        430,052   140,000         -          29,312
                                                     1999   318,615     64,506          6,925         -         -          12,207

Daniel J. Heneghan, Vice President                 2000(S)  150,000     83,100        273,622    40,000         -          20,659
    Chief Financial Officer & Assistant Secretary    2000   179,712    212,643              -    63,334    17,249          10,405
                                                     1999   121,980     29,058          1,920         -    24,924          23,774

Larry W. Sims, Vice President                      2000(S)  131,923    110,800              -    25,000         -           5,254
    Marketing & Sales                                2000   239,231    219,219        421,239    63,334         -           6,666
                                                     1999   185,769    159,651         47,174         -         -           1,889

W. Russell Morcom, Vice President                  2000(S)  111,154     69,813              -    25,000         -          23,673
    General Manager, Discrete Power                  2000   186,923    272,740              -    63,334    49,050          16,099
                                                     1999   170,000     73,674         10,798         -    70,875          57,114

Larry Ciaccia                                      2000(S)  110,385    105,750              -    25,000         -          15,876
    General Manager, PRISM Wireless Business         2000   147,431    149,581              -    63,334         -           9,744
                                                     1999   103,962     22,057              -         -       288           8,970

(1) This category includes Executive Incentive Plan bonus for all officers and a sales incentive compensation bonus for Mr. Sims. It also includes a disruption bonus for Mr. Heneghan in the amount of $25,000 in fiscal year 2000 and a disruption and signing bonus for Mr. Sims in the amount of $65,000 in fiscal 1999.

(2) Except for Mr. Heneghan, none of the executive officers named in the Summary Compensation table received personal benefits in excess of $50,000 or 10% of annual salary and bonus in stub year 2000. Mr. Heneghan's personal benefit in stub year 2000 included relocation expenses and applicable taxes associated with his relocation to the corporate offices in Irvine, Ca.

(3) Except for Mr. Williams and Mr. Sims, none of the executive officers named in the Summary Compensation table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for fiscal year 2000. Mr. Williams' and Mr. Sims' personal benefits for fiscal year 2000 included relocation expenses and applicable taxes associated with their relocation to the corporate offices in Irvine, Ca.

(4) Except for Mr. Sims, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of the lesser of $50,000 or 10% of annual salary and bonus for fiscal year 1999. Mr. Sims' personal benefits for fiscal year 1999 included relocation expenses and applicable taxes associated with his relocation to Melbourne, Fl. The other amounts reported represent dividend equivalent payments on outstanding performance shares granted under Harris' Stock Incentive Plan for which the performance period had not expired.

(5) All stock options were granted under the Intersil Holding Corporation 1999 Equity Compensation Plan. The stock option grants terminate ten years from date of grant. Grants issued prior to August 2000 vest over a five year period -- 20% upon each of the first five anniversary dates of the grant. Grants issued from August 2000 to date, including those reflected in the table in stub year 2000, vest over a four year period -- 25% upon each of the first four anniversary dates of the grant -- as authorized by the Compensation Committee of the Intersil Board of Directors.

(6) Amounts reported reflect contributions and allocations to defined contribution retirement plans and the value of insurance premiums for term life insurance and disability insurance.

         The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during stub year 2000.

                                           Individual Grants
                        -------------------------------------------------------
                                         Percentage
                         Number of     of All Options                                 Potential Realizable Value
                        Securities       Granted to                                    at Assumed Annual Rates
                        Underlying     All Employees      Exercise   Expiration             of Stock Price
                        Options (1)     in Period (2)       Price     Date (3)     Appreciation for Option Term (4)
                        ------------   --------------     --------   ----------    --------------------------------
                                                                                          5%                  10%
                                                                                          --                  ---
Gregory L. Williams       50,000            3.8%          $ 54.00      8/31/2010     $ 1,698,015          $ 4,303,105
                          50,000            3.8%          $ 41.56      10/2/2010     $ 1,306,922          $ 3,311,996

Daniel J. Heneghan        20,000            1.5%          $ 54.00      8/31/2010     $   679,206          $ 1,721,242
                          20,000            1.5%          $ 41.56      10/2/2010     $   522,769          $ 1,324,798

Larry W. Sims             12,500            0.9%          $ 54.00      8/31/2010     $   424,504          $ 1,075,776
                          12,500            0.9%          $ 41.56      10/2/2010     $   326,730          $   827,999

W. Russell Morcom         12,500            0.9%          $ 54.00      8/31/2010     $   424,504          $ 1,075,776
                          12,500            0.9%          $ 41.56      10/2/2010     $   326,730          $   827,999

Larry J. Ciaccia          12,500            0.9%          $ 54.00      8/31/2010     $   424,504          $ 1,075,776
                          12,500            0.9%          $ 41.56      10/2/2010     $   326,730          $   827,999

(1) These options vest in twenty-five percent increments on the first four anniversaries of the grant date.

(2) A total of 1,325,350 options were granted to Intersil employees under the Intersil 1999 Equity Compensation Plan during the stub year period from July 1, 2000 through December 29, 2000.

(3)      The options will expire ten years after the grant date.

(4) Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10%, set by the Securities and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.

         The following table sets forth information regarding the number and value of options held by the executive officers name in the Summary Compensation Table at the end of calendar year 2000.

                   OPTION VALUES AT END OF CALENDAR YEAR 2000

                               Number of Securities                         Net Value of
                              Underlying Unexercised                  Unexercised In-the-Money
                               Options at Year-End                      Options at Year-End
                       -----------------------------------     -------------------------------------
                       Exercisable           Unexercisable     Exercisable             Unexercisable
                       -----------           -------------     -----------             -------------
Gregory L. Williams      15,142                240,000         $  242,386                   $ -
Daniel J. Heneghan        3,029                103,334         $   48,487                   $ -
Larry W. Sims             4,543                 88,334         $   72,722                   $ -
W. Russell Morcom         4,543                 88,334         $   72,722                   $ -
Larry J. Ciaccia              -                 88,334         $        -                   $ -

(1) Reflects net pre-tax amounts determined by subtracting the exercise price from $22.94 per share, the fair market value of common stock at the end of calendar year 2000.

EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Mr. Williams for him to serve as our Chief Executive Officer and a member of our Board of Directors. His employment agreement provides for an annual base salary of $425,000, subject to increases and annual performance bonuses at the discretion of the Board of Directors. The agreement also provides for Mr. Williams to receive our standard benefits. The term of the agreement is 60 months from August 13, 1999, subject to automatic renewal for successive one-year terms, unless either we give or Mr. Williams gives prior notice of non-renewal. Mr. Williams is subject to a noncompetition covenant during the term of his agreement and for a period of one year following termination or expiration of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2001 with respect to shares of each class of Common Stock beneficially owned by (I) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of outstanding Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held. In general, each share of Class A Common Stock is convertible into one share of Class B Common Stock, and each share of Class B Common Stock is convertible into one share of Class A Common Stock. The table does not include shares of our Class A Common Stock issuable upon conversion of the warrants issued in connection with the 13.5% Subordinated Holding PIK Note or with the 13.25% Senior Subordinated Notes.

            Unless otherwise indicated, the address of each person owning more than 5% of our outstanding shares is c/o Intersil Holding Corporation, 7585 Irvine Center Drive, Suite 100, Irvine, California 92618.

                                                         CLASS A                          CLASS B
                                                     COMMON STOCK (1)                 COMMON STOCK (2)
                                                 ----------------------        ----------------------------        PERCENT OF ALL
NAME OF BENEFICIAL OWNER                          NUMBER        PERCENT (3)      NUMBER         PERCENT (3)        COMMON STOCK (4)
                                                 ---------      -----------    ----------       -----------        ----------------
Sterling Holding                                 4,129,821         6.06%       37,206,996          100%               39.25%
   Company, LLC (5)(6)

Harris Corporation (7)                           3,424,390         5.03%             --           --                   3.25%
1025 W. Nasa Boulevard
Melbourne, Florida 32919

Gregory L. Williams (8)                          1,819,089         2.67%             --           --                   1.73%

W. Russell Morcom (9)                              500,887            *              --           --                      *

Lawrence J. Ciaccia (10)                           322,239            *              --           --                      *

Daniel J. Heneghan (11)                            347,452            *              --           --                      *

Larry W. Sims (12)                                 496,504            *              --           --                      *

Karl McCalley (13)                                 240,826            *              --           --                      *

Ray D. Odom (14)                                   313,968            *              --           --                      *

Julie B. Forbes (15)                               241,611            *              --           --                      *

Rick E. Furtney (16)                               122,162            *              --           --                      *

Stephen M. Moran (16)                               38,001            *              --           --                      *

Glenn E. Boyd (17)                                  10,054            *              --           --                      *

James A. Urry (18)                                  39,524            *              --           --                      *

Gary E. Gist (19)                                   12,208            *              --           --                      *

Robert W. Conn (20)                                 15,000            *              --           --                      *

Jan Peeters (20)                                    18,034            *              --           --                      *

Robert N. Pokelwaldt (20)                           15,000            *              --           --                      *

All directors, officers and other                4,552,559         6.69%             --           --                   4.32%
management investors as a group
(16 persons)

The Gregory L. Williams and Linda H                 53,334            *              --           --                      *
Williams Trust dated 1/28/00 FBO a
Family Member

The Gregory L. Williams and Linda H                 53,334            *              --           --                      *
Williams Trust dated 1/28/00 FBO a
Family Member

The Gregory L. Williams and Linda H                 21,334            *              --           --                      *
Williams Trust dated 1/28/00 FBO
Certain Family Members

W. Russell Morcom Irrevocable Trust                 56,667            *              --           --                      *
dated 12/23/99 FBO a Family Member

W. Russell Morcom Irrevocable Trust                 56,667            *              --           --                      *
dated 12/23/99 FBO a Family Member

Phillip McCalley                                    19,272            *              --           --                      *

Cinsy McCalley Krehbiel                             63,816            *              --           --                      *

Irrevocable Trust U/T/D 12/29/99 for the            12,668            *              --           --                      *
benefit of a family member of Mr. Odom

Irrevocable Trust U/T/D 12/29/99 for the            12,668            *              --           --                      *
benefit of a family member of Mr. Odom

------------------

*    Represents less than 1%

(1) Does not include share of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of his shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.

(2) Does not include share of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of his shares into an equal number of shares of Class B Common Stock.

(3) Percentages are derived using the number of shares of Class A or Class B Common Stock and common stock outstanding as of February 28, 2001.

(4) Percentages are derived using the total number of shares of Class A and Class B Common Stock outstanding as of February 28, 2001.

(5) An affiliate of Credit Suisse First Boston Corporation owns an interest in Sterling and could have the right to acquire up to 1,070,177 shares of Class A Common Stock.

(6) Citicorp Venture Capital Ltd. Owns an interest in Sterling and could have the right to acquire up to 41,870,193 shares of Class A or Class B Common Stock. CCT Partners VI, L.P., a partnership and an affiliate of Citicorp Venture Capital Ltd., owns an interest in Sterling and could have the right to acquire up to 7,474,527 share of Class A or Class B Common Stock.

(7) The shares reported by Harris Corporation ("Harris") are owned by Manatee Investment Corporation, a wholly owned subsidiary of Harris. Harris may be deemed to beneficially own these shares.

(8) Includes 1,753,149 shares owned by Gregory L. Williams and Linda H. Williams. Does not include 53,334 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO a family member, 53,334 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO a family member and 21,334 shares owned by the Gregory L. Williams and Linda H. Williams Trust dated 1/28/00 FBO certain family members for which Mr. Williams disclaims beneficial ownership. Includes 21,798 shares owned by DLJSC, as Trustee for Gregory C. Williams IRA Account. Includes currently exercisable options to purchase 43,142 shares of our Class A Common Stock.

(9) Includes 483,677 shares owned by W. Russell Morcom Revocable Trust. Does not include 56,667 shares owned by W. Russell Morcom Irrevocable Trust FBO a family member dated 12/23/99 and 56,667 shares owned by W. Russell Morcom Irrevocable Trust FBO a family member dated 12/23/99 for which Mr. Morcom disclaims beneficial ownership. Includes currently exercisable options to purchase 17,210 shares of Class A Common Stock.

(10) Includes 238,570 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia, 68,668 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia Trust dated 1/20/00 and 3,334 shares owned by Joseph Ciaccia. Includes currently exercisable options to purchase 12,667 shares of Class A Common Stock.

(11) Includes 330,756 shares owned by Daniel J. Heneghan and Barbara Heneghan. Includes currently exercisable options to purchase 15,696 shares of Class A Common Stock.

(12) Includes 379,294 shares owned by Larry W. Sims and Elizabeth Sims, 100,000 shares owned by Lesgrat No. 00-1, a trust holding shares on behalf of its beneficial owners. Includes currently exercisable options to purchase 17,210 shares of Class A Common Stock.

(13) Does not include 19,272 shares owned by Phillip McCalley or 63,816 shares owned by Cinsy McCally Krehbiel, of which Karl McCally disclaims beneficial ownership. Includes currently exercisable options to purchase 4,667 shares of Class A Common Stock.

(14) Does not include 12,668 shares owned by an Irrevocable Trust U/T/D 12/29/99 for the benefit of a family member and 12,668 shares owned by an Irrevocable Trust U/T/D 12/29/99 for the benefit of a family member for which Mr. Odom disclaims beneficial ownership. Includes currently exercisable options to purchase 13,029 shares of Class A Common Stock.

(15) Includes 105,101 shares owned by the Peter K. Forbes Trust D/T/D 3/23/00, 105,102 shares owned by the Julie B. Forbes Trust D/T/D 3/23/00, 8,656 shares owned by the Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO a family member and 8,656 shares owned by the Peter K. Forbes and Julie B. Forbes Trust dated 1/20/00 FBO a family member. Includes currently exercisable options to purchase 13,390 shares of Class A Common Stock.

(16) Includes currently exercisable options to purchase 4,667 shares of Class A Common Stock.

(17) Includes currently exercisable options to purchase 6,300 shares of Class A Common Stock.

(18) James A. Urry, a director of Intersil Holding Corporation, is affiliated with Sterling in the capacities described under "Management -- Directors and Executive Officers" and footnote 5 above. All shares reported for Mr. Urry are held by Sterling, but do not include all shares held by Sterling, which Mr. Urry may be deemed to beneficially own as a result of his affiliation with Sterling. Mr. Urry disclaims beneficial ownership of all shares held by Sterling, except for those shares reported for Mr. Urry, which Mr. Urry has the right to acquire in exchange for an ownership interest in Sterling. Includes currently exercisable options to purchase 7,500 shares of Class A Common Stock.

(19) Gary E. Gist owns an interest in Sterling and could have the right to exchange that interest for up to 38,186 shares of Class A Common Stock of Intersil Holding Corporation. Includes currently exercisable options to purchase 7,500 shares of Class A Common Stock.

(20) Includes currently exercisable options to purchase 7,500 shares of Class A Common Stock.

                        --------------------------------

            Sterling Holding Corporation, LLC, or Sterling, our principal shareholder, also owns 15.3% of Class A Common Stock and 100% of Class B Common Stock of Fairchild Semiconductor International, Inc., one of our competitors.

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

            - The Intellectual Property Agreement provides for the assignment by Harris to us of its entire ownership, right, title and interest in some intangible property rights owned by Harris and specific to the semiconductor business.

            - The Patent Assignment and Services Agreement provides for the assignment by Harris to us, subject to pre-existing license rights, of about 1,300 patent rights. Harris retained the rights to some patents for up to three years before assigning their entire right, title and interest therein to us (provided that the patents are not in litigation at the time, and no royalties are owed on licenses to the patents). During the interim preceding the assignment of these retained patents, Harris granted us a worldwide, royalty-free, non-exclusive license thereto, without the right to sublicense.

            - The License Assignment Agreement provides for the assignment by Harris to us of certain license agreements that may be assigned without the consent of third party licensors and licensees and also provides that Harris will provide us with the economic benefit of certain other material license agreements that may not be assigned without the consent of third party licensors and licensees.

            - The Secondary Trademark Assignment and License Agreement provides for the assignment by Harris to us of some trademarks related to products of the semiconductor business and provides that we grant back to Harris worldwide, non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks assigned by Harris to us.

            - The Harris Trademark License Agreement provides for the grant by Harris to us of non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks and product-embedded trademarks, which embedded trademarks will not be eliminated until the relevant product is discontinued.

            - The Royalty Agreement provides for our payment to Harris of 2% of the revenue generated by the sales of the PRISM(R)chip sales until August 13, 2004.

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

    2.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS $)

                                                                      ADDITIONS
                                                                       CHARGED      ADDITIONS                    BALANCE
                                                       BALANCE AT     TO COSTS       CHARGED       DEDUCTION       AT
                                                       BEGINNING         AND         TO OTHER        FROM        END OF
                                                       OF PERIOD      EXPENSES       ACCOUNTS      RESERVES      PERIOD
                                                       ---------      --------      ---------      --------     --------
Valuation and qualifying accounts deducted from the
   assets to which they apply

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     2000(S)                                            $  1,341      $    650        $     -      $  1,255      $    736
      2000                                              $    582      $    423        $   395      $     59      $  1,341
      1999                                              $    571      $    487        $     -      $    476      $    582
      1998                                              $  1,336      $    324        $     -      $  1,089      $    571

INVENTORY RESERVE
     2000(S)                                            $ 21,933      $ 17,927        $ 1,100      $ 12,096      $ 28,864
      2000                                              $ 18,117      $ 38,074        $   573      $ 34,831      $ 21,933
      1999                                              $ 24,482      $  8,373        $   257      $ 14,995      $ 18,117
      1998                                              $ 31,736      $  9,846        $   120      $ 17,220      $ 24,482

DISTRIBUTOR RESERVES
     2000(S)                                            $  7,366      $ 18,954        $     -      $ 18,318      $  8,002
      2000                                              $  6,542      $ 37,408        $     -      $ 36,584      $  7,366
      1999                                              $  6,189      $ 52,965        $     -      $ 52,612      $  6,542
      1998                                              $ 11,278      $ 66,062        $     -      $ 71,151      $  6,189

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) The Company filed a current report on Form 8-K on November 13, 2000 to disclose that on October 27, 2000, Intersil Newco Corporation, a Delaware corporation ("Merger Sub"), a wholly owned subsidiary of Intersil Holding Corporation, a Delaware corporation ("Intersil"), was merged (the "Merger") with and into SiCOM, Inc., a Delaware corporation ("SiCOM"), pursuant to the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated as of October 16, 2000 by and among Intersil, Merger Sub, SiCOM and Melos Claims, L.L.C., an Arizona limited liability company, as the stockholders' agent.

(c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
  NO.                            DESCRIPTION
-------  -----------------------------------------------------------------------
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

2.25     Share Purchase Agreement dated April 27, 2000 by and among Holding,
         Intersil B.V., No Wires Needed B.V., Gilde It Fund

         B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der
         Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000) ("Annual Report on
         Form 10-K, 2000").

2.26 Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund
         B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der
         Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

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

10.50    Amendment No. 1, dated as of December 13, 1999, to the Securities
         Purchase and Holders Agreement by and among Holding, Sterling Holding
         Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
         Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1
         previously filed by Intersil Holding Corporation on August 28, 2000
         (Registration No. 333-44606)).

10.51 Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company,
         LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P.
         and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Holding Corporation on August 28, 2000 (Registration
         No. 333-44606)).

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

10.54 Intersil Holding Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55 The Intersil Holding Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

21.01    Subsidiaries of Intersil Holding Corporation.*

23.02    Consent of Ernst & Young LLP.*

--------------
 * Filed herewith.

                                   SIGNATURES

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


Name                                                     Title                              Date
/s/ Gregory L. Williams
---------------------------------    Chief Executive Officer and Director               March 9, 2001
Gregory L. Williams                  (Principal Executive Officer)


/s/ Daniel J. Heneghan
---------------------------------    Vice President and Chief Financial Officer         March 9, 2001
Daniel J. Heneghan                   (Principal Financial and Accounting Officer)


/s/ Robert W. Conn
---------------------------------   Director                                            March 9, 2001
Robert W. Conn


/s/ Gary E. Gist
---------------------------------    Director                                           March 9, 2001
Gary E. Gist


/s/ Jan Peeters
---------------------------------    Director                                           March 9, 2001
Jan Peeters


/s/ Robert N. Pokelwaldt
---------------------------------    Director                                           March 9, 2001
Robert N. Pokelwaldt


/s/ James A. Urry
---------------------------------    Director                                           March 9, 2001
James A. Urry

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------  -----------------------------------------------------------------------
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

2.25     Share Purchase Agreement dated April 27, 2000 by and among Holding,
         Intersil B.V., No Wires Needed B.V., Gilde It Fund

         B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der
         Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Holding Corporation on August 17, 2000) ("Annual Report on
         Form 10-K, 2000").

2.26 Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund
         B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der
         Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

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

10.50    Amendment No. 1, dated as of December 13, 1999, to the Securities
         Purchase and Holders Agreement by and among Holding, Sterling Holding
         Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
         Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1
         previously filed by Intersil Holding Corporation on August 28, 2000
         (Registration No. 333-44606)).

10.51 Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company,
         LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P.
         and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Holding Corporation on August 28, 2000 (Registration
         No. 333-44606)).

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

10.54 Intersil Holding Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55 The Intersil Holding Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

21.01    Subsidiaries of Intersil Holding Corporation.*

23.02    Consent of Ernst & Young LLP.*

--------------
 * Filed herewith.