Form 10-Q
period 2001-03-30
INTERSIL HOLDING CO
filed 2001-05-09
CIK 1096325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

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

The number of shares outstanding of the issuer's classes of common stock as of the close of business on May 8, 2001:

          Title of Each Class                               Number of Shares
Class A Common Stock, par value $.01 per share                 68,274,820
Class B Common Stock, par value $.01 per share                 37,206,996

                 INTERSIL HOLDING CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations
         and Comprehensive Income for the 13 Weeks Ended
         March 30, 2001 and March 31, 2000                                        3

         Condensed Consolidated Balance Sheets as of March 30, 2001
         and December 29, 2000                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         13 Weeks Ended March 30, 2001 and March 31, 2000                         5

         Notes to Condensed Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                      10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       18

Item 6.  Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                       19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERSIL HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            13 Weeks Ended
                                                               March 30, 2001             March 31, 2000
                                                           -----------------------     ----------------------
                                                                 (Unaudited)                (Unaudited)
                                                                (in thousands, except per share amounts)
REVENUE
Product sales                                              $              127,768      $             117,655
COSTS AND EXPENSES
Cost of product sales                                                      85,623                     67,425
Research and development                                                   26,789                     18,066
Selling, general & administrative                                          25,658                     25,601
Intangible amortization                                                    11,662                      1,975
Impairment of long-lived assets                                             7,583                          -
Restructuring                                                              32,419                          -
Other                                                                           -                      1,312
                                                           -----------------------     ----------------------
OPERATING INCOME (LOSS)                                                   (61,966)                     3,276
Interest expense                                                            1,587                     12,941
Interest income                                                            (4,770)                    (1,271)
Impairment on investments                                                   8,242                          -
                                                           -----------------------     ----------------------
Loss before sale of certain assets,
   income taxes and extraordinary item                                    (67,025)                    (8,394)
Operating results of certain operations
   disposed of during 2001
      Net sales                                                            38,429                     53,220
      Costs and expenses                                                  (41,079)                   (39,703)
                                                           -----------------------     ----------------------
                                                                           (2,650)                    13,517
Gain of sale of certain operations                                        168,437                          -
                                                           -----------------------     ----------------------
                                                                          165,787                     13,517
                                                           -----------------------     ----------------------
Income before income taxes and
   extraordinary item                                                      98,762                      5,123
Income taxes                                                               48,170                      2,275
                                                           -----------------------     ----------------------
Income before extraordinary item                                           50,592                      2,848
Extraordinary item - loss on
   extinguishment of debt, net of tax effect                              (12,185)                   (25,518)
                                                           -----------------------     ----------------------
Net income (loss)                                                          38,407                    (22,670)
Preferred dividends                                                             -                     (1,540)
                                                           -----------------------     ----------------------
Net income (loss) to common shareholders                   $               38,407      $             (24,210)
                                                           =======================     ======================

Basic income (loss) per share
   Income before extraordinary item                        $                 0.48      $                0.02
   Extraordinary item                                                       (0.12)                     (0.34)
                                                           -----------------------     ----------------------
   Net income (loss)                                       $                 0.36      $               (0.32)
                                                           =======================     ======================

Diluted income (loss) per share
   Income before extraordinary item                        $                 0.46      $                0.02
   Extraordinary item                                                       (0.11)                     (0.34)
                                                           -----------------------     ----------------------
   Net income (loss)                                       $                 0.35      $               (0.32)
                                                           =======================     ======================

Weighted average common shares
  outstanding (in millions):
   Basic                                                                    105.3                       75.0
                                                           =======================     ======================
   Diluted                                                                  108.6                       75.0
                                                           =======================     ======================

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                            13 Weeks Ended
                                                               March 30, 2001             March 31, 2000
                                                           -----------------------     ----------------------
                                                                 (Unaudited)                (Unaudited)
                                                                             (in thousands)
Net income (loss)                                                        $ 38,407                  $ (22,670)
Other comprehensive income (loss):
   Currency translation adjustments                                          (232)                      (250)
                                                           -----------------------     ----------------------
Comprehensive income (loss)                                              $ 38,175                  $ (22,920)
                                                           =======================     ======================

           See notes to condensed consolidated financial statements.

                          INTERSIL HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 30, 2001            December 29, 2000
                                                                      --------------            -----------------
                                                                       (Unaudited)
                                                                                   (in thousands)

Assets
Current Assets
  Cash and cash equivalents                                               $ 605,981                 $ 352,597
  Trade receivables, less allowances for collection loss ($1,560
    as of March 30, 2001 and $736 as of December 29, 2000)                   99,797                   123,979
  Inventories                                                                72,365                   126,198
  Prepaid expenses and other current assets                                   9,252                    10,569
  Deferred income taxes                                                      21,804                    27,756
                                                                        -----------               -----------
    Total Current Assets                                                    809,199                   641,099
Other Assets
  Property, plant & equipment, less allowances for depreciation
    ($47,775 as of March 30, 2001 and $55,673 as of December 29,
    2000)                                                                   128,644                   235,559
  Intangibles, less accumulated amortization ($34,922 as of March
    30, 2000 and $27,057 as of December 29, 2000)                           272,384                   307,183
Other                                                                        37,479                    45,927
                                                                        -----------               -----------
    Total Other Assets                                                      438,507                   588,669
                                                                        -----------               -----------
Total Assets                                                            $ 1,247,706               $ 1,229,768
                                                                        ===========               ===========

Liabilities and Shareholders' Equity
Current Liabilities
  Trade payables                                                           $ 25,021                  $ 43,209
  Retirement plan accruals                                                    3,708                     5,507
  Accrued compensation                                                       20,826                    28,203
  Accrued interest and sundry taxes                                           3,198                     6,684
  Exit costs                                                                 14,393                        --
  Restructuring costs                                                        32,422                        --
  Other accrued items                                                        26,121                    26,039
  Distributor reserves                                                        6,521                     8,002
  Unearned service income                                                        --                         6
  Income taxes payable                                                       61,128                        --
  Long-term debt -- current portion                                              -                        484
                                                                       ------------               -----------
    Total Current Liabilities                                               193,338                   118,134
Other Liabilities
  Deferred income taxes                                                       6,144                    35,632
  Long-term debt                                                                 --                    64,966
Shareholders' Equity
  Preferred Stock, $1000 par value, 100,000 shares authorized,
    no shares issued or outstanding                                              --                        --
  Class A Common Stock, $.01 par value, voting; 300,000,000
    shares authorized, 68,180,887 shares issued at March 30,
    2001 and 68,099,740 shares issued at December 29, 2000                     681                        680
  Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 37,206,996 shares issued at March 30, 2001
    and December 29, 2000                                                      372                        372
  Additional paid-in capital                                             1,051,729                  1,051,213
  Retained earnings (deficit)                                                2,712                    (35,699)
  Unearned compensation                                                     (3,021)                    (3,857)
  Accumulated other comprehensive (loss) income                             (1,905)                    (1,673)
                                                                       -----------                -----------
                                                                         1,050,568                  1,011,036
  Treasury shares, at cost, 160,000 shares                                  (2,344)                        --
                                                                       ------------               -----------
Total Shareholders' Equity                                               1,048,224                  1,011,036
                                                                       -----------                -----------
Total Liabilities and Shareholders' Equity                             $ 1,247,706                $ 1,229,768
                                                                       ===========                ===========

           See notes to condensed consolidated financial statements.

                          INTERSIL HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            13 Weeks Ended
                                                               March 30, 2001             March 31, 2000
                                                           -----------------------     ----------------------
                                                                              (Unaudited)
                                                                            (in thousands)

OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 38,407                  $ (22,670)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities
     Depreciation and amortization                                         19,053                     16,793
     Provisions for inventory obsolescence                                 15,672                         --
     Restructuring and impairments                                         48,244                         --
     Gain on sale of certain operations                                  (168,437)                        --
     Deferred income taxes                                                (23,536)                        --
  Changes in assets and liabilities:
     Trade receivables                                                     24,182                     (6,498)
     Inventories                                                           (3,146)                     5,435
     Prepaid expenses                                                       1,317                     (1,988)
     Trade payables and accrued liabilities                               (23,213)                       631
     Income taxes                                                          59,594                        365
     Other                                                                     12                      6,696
                                                                        ---------                   ---------
       Net cash used in operating activities                              (11,851)                    (1,236)
INVESTING ACTIVITIES:
Proceeds from sale of certain operations                                  338,016                         --
Property, plant and equipment                                              (8,834)                   (12,684)
                                                                        ----------                  ---------
       Net cash provided by (used in) investing activities                329,182                    (12,684)
FINANCING ACTIVITIES
  Proceeds from exercise of stock options and warrants                        373                         --
  Proceeds from borrowings                                                     --                    515,625
  Repurchase of treasury stock                                             (2,344)                        --
  Payments of borrowings                                                  (61,545)                  (402,646)
                                                                        ----------                 ----------
       Net cash provided by (used in) financing activities                (63,516)                   112,979
  Effect of exchange rates on cash and cash equivalents                      (431)                     1,777
                                                                        ----------                 ---------
       Net increase in cash and cash equivalents                          253,384                    100,836
       Cash and cash equivalents at the beginning of the period           352,597                     40,122
                                                                        ----------                 ---------
       Cash and cash equivalents at the end of the period               $ 605,981                  $ 140,958
                                                                        ==========                 =========


Supplemental Disclosures--Non-Cash Activities:

  Additional paid-in capital from tax benefit on exercise of non-qualified
     stock options                                                         $  144                         --
                                                                        ==========                 ==========

                 See Notes to Consolidated Financial Statements.

                          Intersil Holding Corporation
              Notes to Condensed Consolidated Financial Statements

NOTE A -- BASIS OF PRESENTATION

         The condensed consolidated balance sheet of Intersil Holding Corporation (the "Company") as of March 30, 2001, and the condensed consolidated statements of operations for the 13 weeks ended March 30, 2001 and March 31, 2000 and the condensed consolidated statements of cash flows for the 13 weeks ended March 30, 2001 and March 31, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at March 30, 2001, and for all periods presented, have been made. The condensed consolidated balance sheet at December 29, 2000, has been derived from the Company's audited consolidated financial statements at that date.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000.

         On March 16, 2001, the Company sold its Discrete Power products group to Fairchild Semiconductor Corporation ("Fairchild"). The condensed consolidated balance sheet as of March 30, 2001 has been reduced by the assets and liabilities assumed by Fairchild.

         The results of operations for the 13 weeks ended March 30, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full calendar year.

NOTE B -- INVENTORIES

         Inventories are summarized below (in thousands):

                                              March 30,         December 29,
                                                2001                2000
                                          ------------------  -----------------
                                             (Unaudited)
      Finished products                   $          36,523   $         51,583
      Work in progress                               74,561             94,477
      Raw materials and supplies                      3,352              9,002
                                          ------------------  -----------------
                                                    114,436            155,062
      Less inventory reserves                       (42,071)           (28,864)
                                          ------------------  -----------------
                                          $          72,365   $        126,198
                                          ==================  =================



         At March 30, 2001 and December 29, 2000 Intersil Holding was committed to purchase $11.1 million and $24.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

NOTE C -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).


                                                                                 13 Weeks Ended
                                                                     March 30, 2001             March 31, 2000
                                                                 -----------------------     ----------------------
                                                                       (Unaudited)                (Unaudited)
Numerator:
   Net income available to common shareholders (numerator for
      basic and diluted earnings per share)                             $ 38,407                   $ (24,210)
                                                                        =========                  ==========

Denominator:
   Denominator for basic earnings per share-weighted average
      common shares                                                       105,324                     74,977
   Effect of dilutive securities:
      Stock options                                                         1,170                         --
      Warrants                                                              2,064                         --
                                                                         ---------                 ----------
   Denominator for diluted earnings per share-adjusted weighted
      average common shares                                               108,558                     74,977
                                                                          ========                 =========

Basic earnings (loss) per share                                            $ 0.36                    $ (0.32)
                                                                          ========                   ========

Diluted earnings (loss) per share                                          $ 0.35                    $ (0.32)
                                                                          ========                   ========


         The effect of dilutive securities is not included in the computation for the 13 weeks ended March 31, 2000, because to do so would be antidilutive.

NOTE D -- MARKETABLE SECURITIES AND INVESTMENT IMPAIRMENT

         Marketable securities consist of shares of ChipPAC, Inc. common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices.

         During the quarter ended March 30, 2001, the Company recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC, Inc. common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

NOTE E -- COMMON STOCK

         In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, and the market price and trading volume of its shares. As of March 30, 2001, 160,000 shares at an approximate cost of $2.3 million had been repurchased and are held in treasury stock.

NOTE F -- SALE OF CERTAIN OPERATIONS

         On March 16, 2001, the Company sold its Discrete Power products group to Fairchild for a purchase price of $338.0 million in cash and the assumption by Fairchild of certain assets and liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million
($81.8 million after tax), which was net of the assets and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date. A summary of the exit costs and the remaining accrual follows:

                                                                                                 Balance
                        (in millions)                          Additions       Utilization       03/30/01
                                                              -----------      -----------       --------
Exit costs
  Employee termination costs                                        $ 5.4           $ (0.3)           $ 5.1
  Information technology costs                                        7.4             (0.2)             7.2
  Asset removal and related costs                                    16.7            (15.3)             1.4
  Lease termination and other location closing costs                  0.7               --              0.7
                                                                  -------           --------        --------
                                                                   $ 30.2          $ (15.8)          $ 14.4
                                                                  =======           ========        ========


         At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia. As of April 27, 2000, approximately 70% of the affected employees had been terminated with the balance to be terminated before the end of the calendar year.

         Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement provided that Intersil provide systems support to Fairchild for up to twelve months from the date of sale. Intersil wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. Intersil also identified approximately five foreign sales offices that it would close as a result of the sale. These offices will be closed prior to the end of the calendar year.

NOTE G -- RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of the Company's Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller's channel in Europe for wireless assess end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax) in the current quarter. The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

                                                                                                 Balance
                        (in millions)                          Additions       Utilization       03/30/01
                                                              -----------      ------------      --------

Restructuring costs
  Employee termination costs
     Findlay plant closure                                         $ 16.4           $ (0.1)         $ 16.3
     SiCOM board business exit                                        0.3               --             0.3
     NWN VAR business exit                                            0.2               --             0.2
                                                                  -------           -------         ------
                                                                     16.9             (0.1)           16.8
  Other exit costs
     Findlay facility decommission costs                              4.5               --             4.5
     SiCOM asset removal and related costs                           10.0             (9.5)            0.5
     SiCOM contract cancellation costs                                1.0               --             1.0
                                                                  -------           -------         ------
                                                                     15.5             (9.5)            6.0
                                                                  -------           -------         ------
Total restructuring costs                                          $ 32.4           $ (9.6)         $ 22.8
                                                                  =======           =======         ======




         In connection with the announced restructurings, approximately 183 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 170 of the employees being located in the United States and 13 in Europe. As of April 27, 2000, approximately 33% of the affected employees had been terminated, due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 18 months.

         Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. The Company plans to terminate some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and has recognized the associated termination costs as part of this restructuring. These contracts will be terminated prior to the end of the calendar year.

         In connection with the planned phased closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on its property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

NOTE H -- EXTRAORDINARY ITEM

         In March 2001, the Company tendered all of the $61.4 million in outstanding 13.25% senior subordinated notes. The Company recorded an extraordinary charge of $19.7 million ($12.2 million after tax) related to pre-payment penalties and the write-off of deferred financing fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

CAUTIONARY STATEMENT

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

         This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. The information contained in the Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the period ended December 29, 2000 which discuss some of the important risk factors that may affect our business, results of operations, and financial condition. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

QUARTERLY RESULTS

         The following table sets forth the unaudited historical quarterly revenue of our remaining product groups; we sold the Discrete Power product group to Fairchild Semiconductor Corporation ("Fairchild") in March 2001:


                                                                                                                   CALENDAR
                                              COMBINED                                                               YEAR
                                         CALENDAR YEAR 1999                     CALENDAR YEAR 2000                   2001
                                   -------------------------------  -------------------------------------------  -------------
                                      Q2         Q3        Q4          Q1         Q2        Q3         Q4             Q1
                                   -------------------------------  -------------------------------------------  -------------
                                                                         (in millions)
Revenue
Wireless Access                        $13.7      $11.9     $14.9       $22.1      $29.8     $51.4      $ 59.8         $ 35.9
Communications Analog                   32.0       33.0      33.1        44.3       54.3      56.6        51.8           42.6
Other Analog                            59.0       44.1      55.4        51.3       54.1      58.2        53.1           49.3
                                   -------------------------------  -------------------------------------------  -------------
     Total                            $104.7      $89.0    $103.4      $117.7     $138.2    $166.2     $ 164.7        $ 127.8
                                   ===============================  ===========================================  =============






         In the first quarter of calendar year 2001, the semiconductor industry experienced a slowdown in the overall communications analog and wireless access markets as many of the end users were working through over inventory positions. Additionally, we experienced slowing demand for our other analog products aimed primarily at the automotive and industrial markets. Our focus on communications related products has helped position us for the next wave of growth in our targeted markets.


         The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

                                                               13 Weeks Ended                           13 Weeks Ended

                                                ---------------------------------------- ------------------------------------------
                                                 March 30, 2001          March 31, 2000   December 29, 2000       December 31, 1999
                                                -----------------    ------------------- ------------------    --------------------
                                                         (in thousands)
REVENUE
  Wireless Access                                   $ 35,872               $ 22,090             28.1%                   18.8%
  Communication Analog                                42,585                 44,292             33.3%                   37.6%
  Other Analog                                        49,311                 51,273             38.6%                   43.6%
                                                     -------                -------           --------                -------
    Total                                            127,768                117,655            100.0%                  100.0%

COSTS AND EXPENSES
Cost of product sales                                 85,623                 67,425             67.0%                   57.3%
Research and development                              26,789                 18,066             21.0%                   15.4%
Selling, general & administrative                     25,658                 25,601             20.1%                   21.8%
Intangible amortization                               11,662                  1,975              9.1%                    1.7%
Impairment of long-lived assets                        7,583                     --              5.9%                    0.0%
Restructuring                                         32,419                     --             25.4%                    0.0%
Other                                                     --                  1,312              0.0%                    1.1%
                                                     --------               --------           -------                 ------
OPERATING INCOME (LOSS)                              (61,966)                 3,276            -48.5%                    2.8%
Interest expense                                       1,587                 12,941              1.2%                   11.0%
Interest income                                       (4,770)                (1,271)            -3.7%                   -1.1%
Impairment on investments                              8,242                     --              6.5%                    0.0%
                                                      ------                 -------           -------                 ------
Loss before sale of certain assets,
   income taxes and extraordinary item               (67,025)                (8,394)           -52.5%                   -7.1%
Operating results of certain operations
   disposed of during 2001
      Net sales                                       38,429                 53,220             30.1%                   45.2%
      Costs and expenses                             (41,079)               (39,703)           -32.2%                  -33.7%
                                                     --------               --------           ------                  ------
                                                      (2,650)                13,517             -2.1%                   11.5%
Gain of sale of certain operations                   168,437                     --            131.8%                    0.0%
                                                    --------                -------            -------                  ------
                                                     165,787                 13,517            129.8%                   11.5%
                                                    --------                -------            -------                  -----
Income before income taxes and
   extraordinary item                                 98,762                  5,123             77.3%                    4.4%
Income taxes                                          48,170                  2,275             37.7%                    1.9%
                                                     -------               --------           --------                 ------
Income before extraordinary item                      50,592                  2,848             39.6%                    2.4%
Extraordinary item - loss on
   extinguishment of debt, net of tax effect         (12,185)               (25,518)            -9.5%                  -21.7%
                                                     --------               --------          --------                 -------
Net income (loss)                                   $ 38,407               $(22,670)            30.1%                  -19.3%
                                                    =========              ==========          =======                 =======
Note: Amounts may not add due to rounding.


Revenue

         Revenue for the 13 weeks ended March 30, 2001 increased 8.6% to $127.8 million from $117.7 million during the 13 weeks ended March 31, 2000. The growth resulted from market penetration of our PRISM(R) products. Wireless Access sales increased 62.4% for the 13 weeks ended March 30, 2001 versus the same time period in calendar year 2000.

         Geographically, 36.6%, 24.3% and 39.1% of product sales were derived in North America, Europe and Asia, respectively, during the 13 weeks ended March 30, 2001 compared to 53.8%, 20.1% and 26.1% during the 13 weeks ended March 31, 2000.

Gross Margin

         Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the 13 weeks ended March 30, 2001, gross margin on product sales declined 16.1% to $42.1 million from $50.2 million in the 13 weeks ended March 31, 2000. As a percent of sales, gross margin was 33.0% during the 13 weeks ended March 30, 2001 compared to 42.7% during the 13 weeks ended March 31, 2000. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We do not foresee any future unusual inventory charges based on current market conditions. We anticipate that future gross profit percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

Research and Development ("R&D")

         R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 48.3% to $26.8 million during the 13 weeks ended March 30, 2001 from $18.1 million during the 13 weeks ended March 31, 2000. The increase was the result of our continued investment in PRISM(R) chip sets, broadband wireless access products and in power management integrated circuits, focusing on communications and computing products. As a percent of sales, R&D expenses increased to 21.0% for the 13 weeks ended March 30, 2001 from 15.4% for the 13 weeks ended March 31, 2000. We expect R&D expenses to moderately increase during 2001 as a result of continued development efforts in our wireless LAN and broadband wireless product initiatives.

Selling, General and Administrative ("SG&A")

         SG&A costs, which include marketing, selling, general and administrative expenses remained relatively flat at $25.7 million during the 13 weeks ended March 30, 2001 versus $25.6 million during the 13 weeks ended March 31, 2000 on higher sales. As a percentage of sales, SG&A costs decreased to 20.1% for the 13 weeks ended March 30, 2001 from 21.8% for the 13 weeks ended March 31, 2000. We expect SG&A expenses to decline in 2001 upon the completion of our restructuring activities.

Amortization

         Amortization of intangible assets increased to $11.7 million for the 13 weeks ended March 30, 2001 from $2.0 million for the same time period in calendar year 2000. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. These assets are being amortized over their useful lives ranging from five to 11 years.

Restructuring and Other Charges

         In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller's channel in Europe for wireless assess and products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax or $0.14 per diluted share) in the current quarter. The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

                                                                                                 Balance
                        (in millions)                          Additions       Utilization       03/30/01
                                                               ---------       ------------      --------
Restructuring costs
  Employee termination costs
     Findlay plant closure                                         $ 16.4           $ (0.1)          $ 16.3
     SiCOM board business exit                                        0.3               --              0.3
     NWN VAR business exit                                            0.2               --              0.2
                                                                  -------           -------           -------
                                                                     16.9             (0.1)            16.8
  Other exit costs
     Findlay facility decommission costs                              4.5               --              4.5
     SiCOM asset removal and related costs                           10.0             (9.5)             0.5
     SiCOM contract cancellation costs                                1.0               --              1.0
                                                                  -------           -------          -------
                                                                     15.5              (9.5)            6.0
                                                                  -------           --------        --------
Total restructuring costs                                          $ 32.4            $ (9.6)         $ 22.8
                                                                  =======           =======         ========


         In connection with the announced restructurings, approximately 183 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 170 of the employees being located in the United States and 13 in Europe. As of April 27, 2000, approximately 33% of the affected employees had been terminated, due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 18 months.

         Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. We wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We plan to terminate some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and have recognized the associated termination costs as part of this restructuring. These contracts will be terminated prior to the end of the calendar year.

         In connection with the planned phased closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax or $0.03 per diluted share) on its property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

Impairment on Investments

         Marketable securities consist of shares of ChipPAC, Inc. common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices.

         During the quarter ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax or $0.04 per diluted share) related to our investment in ChipPAC, Inc. common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

Gain on Sale of Certain Operations

         On March 16, 2001, we sold our Discrete Power products group to Fairchild for a purchase price of $338.0 million in cash and the assumption by Fairchild of certain assets and liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax or $0.75 per diluted share), which was net of the assets and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date. A summary of the exit costs and the remaining accrual follows:

                                                                                                 Balance
                        (in millions)                          Additions       Utilization       03/30/01
                                                              -----------      -----------       --------
Exit costs
  Employee termination costs                                        $ 5.4           $ (0.3)           $ 5.1
  Information technology costs                                        7.4             (0.2)             7.2
  Asset removal and related costs                                    16.7            (15.3)             1.4
  Lease termination and other location closing costs                  0.7               --              0.7
                                                                ---------          --------         -------
                                                                   $ 30.2          $ (15.8)          $ 14.4
                                                                =========          ========          =======


         At the date of the sale, Fairchild made offers of employment to a portion of the our employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia. As of April 27, 2000, approximately 70% of the affected employees had been terminated with the balance to be terminated before the end of the calendar year.

         Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement provided that we supply systems support to Fairchild for up to twelve months from the date of sale. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also identified approximately five foreign sales offices that it would close as a result of the sale. These offices will be closed prior to the end of the calendar year.

Interest Income/Expense

         Interest income increased to $4.8 million for the 13 weeks ended March 30, 2001 from $1.3 million for the same time period in calendar year 2000. The increase was due to the increase in available cash and cash equivalents from the sale of the Discrete Power products group.

         Interest expense decreased to $1.6 million for the 13 weeks ended March 30, 2001 from $12.9 million for the 13 weeks ended March 31, 2000.

The decrease was due to the continuous reduction and eventual elimination of our long-term debt during calendar year 2000 and into the first quarter of calendar year 2001.

Tax Expense

         The tax provisions for the 13 weeks ended March 30, 2001 are not comparable to the tax provisions for the 13 weeks ended March 31, 2000 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the current quarter.


Extraordinary Item

         During the 13 weeks ended March 30, 2001, we repurchased all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These repayments included certain pre-payment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the write-off of deferred financing fees and pre-payment penalties.

Backlog

         We had backlog at March 30, 2001 of $159.0 million compared to $256.9 million at December 29, 2000. Approximately $72.3 million of our December backlog was related to our Discrete Power products group which was sold during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs and to complete planned maintenance and expansion. We anticipate that our operating cash flow and our cash on hand, together with available borrowing under the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure for the foreseeable future. As of March 30, 2001 our total shareholders' equity was $1,048.2 million.

         Net cash used in operating activities for the 13 weeks ended March 30, 2001 was $11.9 million, resulting partially from $17.9 million in prepayment penalties and fees to tender all of the outstanding debt. Net cash provided by investing activities for the 13 weeks ended March 30, 2001 was $329.2 million, primarily from the proceeds of the sale of our Discrete Power products group to Fairchild Semiconductor. Net cash used in financing activities for the 13 weeks ended March 30, 2001 was $63.5 million, primarily from the repayment of our all of our outstanding debt. Our cash balance at March 30, 2001 was $606.0 million.

         Our Revolving Credit Facility contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

Receivables and Inventories

         Trade accounts receivable less the allowance for collection losses totaled $99.8 million at March 30, 2001 compared to $124.0 million at December 29, 2000. The decrease was due to lower sales quarter over quarter. Inventories decreased to $72.4 million at March 30, 2001 from $126.2 million at December 29, 2000. The decrease was primarily due to the sale of our Discrete Power products group to Fairchild along with the associated assets and inventory.

         Distributor reserves fluctuate from year to year based on the level of inventory at distributors. The reserve decreased 18.6% to $6.5 million at March 30, 2001 from $8.0 million at December 29, 2000 resulting from the sale of the Discrete Power products group.

Capital Expenditures

         Capital expenditures for the 13 weeks ended March 30, 2001 were $8.8 million compared to $27.2 million for the 13 weeks ended March 31, 2000. We do not anticipate substantial capital expenditures in the foreseeable future.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

         At March 30, 2001 we had open foreign exchange contracts with a notional amount of $18.6 million, which was to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 13 weeks ended March 30, 2001 were $0.6 million. During the 13 weeks ended March 30, 2001 we purchased and sold $7.7 million of foreign exchange forward and option contracts. The derivatives were also recognized on the balance sheet at their fair value of $0.8 million at March 30, 2001.

         Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at March 30, 2001, would have an impact of approximately $1.8 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Harris Corporation v. Giesting & Associates, Inc.

         Reorganization of Harris Corporation's sales representatives resulted in the termination of the sales representative agreement with Giesting & Associates, Inc. ("Giesting") in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. Intersil assumed both the defense and liability for this litigation when it purchased the semiconductor business from Harris Corporation, and continued the defense of the case in Harris' name. The Court dismissed Giesting's tort claims (for fraud and tortious interference with contractual relations) and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505.33. Both sides have filed motions for new trials with the District Court, and we have also filed a motion for judgment as a matter of law. While Giesting was awarded only a small portion of the damages it sought (less than 10%), we continue to believe that Giesting's claims are entirely without merit and plan to vigorously contest the jury's verdict.

Proxim, Inc. v. Intersil Corporation, et. al.

         On or about March 10, 2001, Proxim, Inc. filed suit against Intersil Corporation and Cisco Systems Inc. in the United States District Court for the District of Massachusetts. Proxim is alleging that Intersil and Cisco have infringed three United States Patents-5,077,753, 5,809,060, and 6,075,812-by making, using, selling, or offering to sell certain wireless local area network products. Intersil has engaged counsel and intends to vigorously defend itself against the infringement charges. Intersil and Cisco have filed an action against Proxim in the United States District Court for the District of Delaware seeking that Proxim patents be found invalid, unenforceable and not infringed. Further, Intersil and Cisco seek damages, costs and attorneys fees from Proxim based upon breach of contract and an unfair competition.

         Also, in mid-March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission. Intersil is not a party to these cases; however, at least some of the companies involved in these proceedings are purchasers of Intersil's products and, hence, could seek indemnification from Intersil. Intersil is partially indemnified by Harris on this case.

Harris Corporation v. Ericsson, Inc. and Telefonaktiebolaget LM Ericsson

         On November 23, 1998, Harris Corporation filed suit against Ericsson, Inc. and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a Complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after Intersil purchased the semiconductor business from Harris, Ericsson joined Intersil in the suit by filing an Amended Complaint on October 15, 1999. After Discovery and Depositions by the parties, only Ericsson's U.S. patent 4,961,222 remains in the suit. Ericsson is seeking damages from Harris and Intersil, as well as injunctive relief prohibiting sales of accused products. Harris and Intersil have engaged counsel and are vigorously defending against the infringement charges. A jury trial is scheduled to commence May 14, 2001 in Sherman, Texas." Intersil is fully indemnified by Harris on this case.

         It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBITS

               None

          b)   REPORTS ON FORM 8-K

               The Company filed a current report on Form 8-K on January 25, 2001 to disclose the intended sale of its Discrete Power products group to Fairchild Semiconductor Corporation, a Delaware corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Intersil Holding Corporation
                                             (Registrant)


Date  May 9, 2001                              /s/ DANIEL J. HENEGHAN
     ------------                             ---------------------------
                                       NAME:   DANIEL J. HENEGHAN
                                       TITLE:  CHIEF FINANCIAL OFFICER

Date  May 9, 2001                              /s/ STEPHEN M. MORAN
     ------------                             ----------------------------
                                       NAME:   STEPHEN M. MORAN
                                       TITLE:  VICE PRESIDENT, GENERAL
                                               COUNSEL & SECRETARY