Form 10-Q
period 2001-06-29
INTERSIL CORP/DE
filed 2001-08-07
CIK 1096325

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                       COMMISSION FILE NUMBER: 000-29617

                              INTERSIL CORPORATION
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 341-7000

     Indicate by check mark whether the registrant (formally named Intersil Holding Corporation) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [ ]

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on August 3, 2001:

                    TITLE OF EACH CLASS                       NUMBER OF SHARES
                    -------------------                       ----------------
Class A Common Stock, par value $.01 per share..............     73,972,186

Class B Common Stock, par value $.01 per share..............     31,571,048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INTERSIL CORPORATION

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the 13 Weeks and the 26 Weeks Ended
          June 29, 2001 and June 30, 2000.............................    2
          Condensed Consolidated Balance Sheets as of June 29, 2001
          and December 29, 2000.......................................    4
          Condensed Consolidated Statements of Cash Flows for the 26
          Weeks ended June 29, 2001 and June 30, 2000.................    5
          Notes to Condensed Consolidated Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations...................................   10
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   17
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 6.   Exhibits and Reports on Form 8-K............................   19
SIGNATURES............................................................   20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INTERSIL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               13 WEEKS ENDED          26 WEEKS ENDED
                                                            --------------------    --------------------
                                                            JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                              2001        2000        2001        2000
                                                            --------    --------    --------    --------
                                                                            (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Product sales...........................................  $118,295    $138,246    $246,061    $255,901
COSTS AND EXPENSES
  Cost of product sales...................................    58,775      75,804     144,401     143,129
  Research and development................................    28,411      19,829      55,195      37,895
  Selling, general & administrative.......................    24,226      28,769      49,884      54,370
  Intangible amortization.................................    10,952       3,581      22,614       5,544
  Impairment of long-lived assets.........................        --          --       7,583          --
  Restructuring...........................................        --          --      32,419          --
  Other...................................................        --        (136)         --       1,177
                                                            --------    --------    --------    --------
OPERATING INCOME (LOSS)...................................    (4,069)     10,399     (66,035)     13,786
  Loss on sale of Malaysian operation.....................        --      24,825          --      24,825
  Interest expense........................................       139       4,158       1,726      17,099
  Interest income.........................................    (6,730)     (1,938)    (11,500)     (3,209)
  Impairment on investments...............................        --          --       8,242          --
                                                            --------    --------    --------    --------
  Income (loss) before sale of certain assets, income
    taxes and extraordinary item..........................     2,522     (16,646)    (64,503)    (24,929)
  Operating results of certain operations disposed of
    during 2001
    Net sales.............................................        --      52,983      38,429     106,203
    Costs and expenses....................................        --     (38,489)    (41,079)    (78,303)
                                                            --------    --------    --------    --------
                                                                  --      14,494      (2,650)     27,900
  Gain on sale of certain operations......................        --          --     168,437          --
                                                            --------    --------    --------    --------
                                                                  --      14,494     165,787      27,900
                                                            --------    --------    --------    --------
  Income (loss) before income taxes and extraordinary
    item..................................................     2,522      (2,152)    101,284       2,971
  Income taxes............................................     1,295      (3,963)     49,465      (1,688)
                                                            --------    --------    --------    --------
  Income before extraordinary item........................     1,227       1,811      51,819       4,659
  Extraordinary item -- loss on extinguishment of debt,
    net of tax effect.....................................        --          --     (12,185)    (25,518)
                                                            --------    --------    --------    --------
Net income (loss).........................................     1,227       1,811      39,634     (20,859)
  Preferred dividends.....................................        --          --          --      (1,540)
                                                            --------    --------    --------    --------
Net income (loss) to common shareholders..................  $  1,227    $  1,811    $ 39,634    $(22,399)
                                                            ========    ========    ========    ========
Basic income (loss) per share
  Income before extraordinary item........................  $   0.01    $   0.02    $   0.49    $   0.03
  Extraordinary item......................................        --          --       (0.11)      (0.30)
                                                            --------    --------    --------    --------
  Net income (loss).......................................  $   0.01    $   0.02    $   0.38    $  (0.27)
                                                            ========    ========    ========    ========
Diluted income (loss) per share
  Income before extraordinary item........................  $   0.01    $   0.02    $   0.47    $   0.03
  Extraordinary item......................................        --          --       (0.11)   $  (0.27)
                                                            --------    --------    --------    --------
  Net income (loss).......................................  $   0.01    $   0.02    $   0.36    $  (0.24)
                                                            ========    ========    ========    ========
Weighted average common shares outstanding (in millions):
  Basic...................................................     105.5        92.6       105.4        84.4
                                                            ========    ========    ========    ========
  Diluted.................................................     108.9        99.9       108.7        91.5
                                                            ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                              INTERSIL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 13 WEEKS ENDED          26 WEEKS ENDED
                                                              --------------------    --------------------
                                                              JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
                                                                              (UNAUDITED)
                                                                             (IN THOUSANDS)
Net income (loss)...........................................   $1,227      $1,811     $39,634     $(20,859)
Other comprehensive income (loss):
  Currency translation adjustments..........................       (8)      1,606        (240)       1,356
                                                               ------      ------     -------     --------
Comprehensive income (loss).................................   $1,219      $3,417     $39,394     $(19,503)
                                                               ======      ======     =======     ========

           See notes to condensed consolidated financial statements.

                              INTERSIL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 29,      DECEMBER 29,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  633,290      $  352,597
  Trade receivables, less allowances for collection loss
    ($2,135 as of June 29, 2001 and $736 as of December 29,
    2000)...................................................      62,332         123,979
  Inventories...............................................      72,526         126,198
  Prepaid expenses and other current assets.................      12,499          10,569
  Deferred income taxes.....................................      21,804          27,756
                                                              ----------      ----------
    Total Current Assets....................................     802,451         641,099
Other Assets
  Property, plant & equipment, less allowances for
    depreciation ($53,744 as of June 29, 2001 and $55,673 as
    of December 29, 2000)...................................     132,644         235,559
  Intangibles, less accumulated amortization ($45,227 as of
    June 29, 2001 and $27,057 as of December 29, 2000)......     262,071         307,183
  Other.....................................................      33,845          45,927
                                                              ----------      ----------
    Total Other Assets......................................     428,560         588,669
                                                              ----------      ----------
Total Assets................................................  $1,231,011      $1,229,768
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade payables............................................  $   33,424      $   43,209
  Retirement plan accruals..................................       4,449           5,507
  Accrued compensation......................................      22,346          28,203
  Accrued interest and sundry taxes.........................       4,075           6,684
  Exit costs................................................      10,880              --
  Restructuring costs.......................................      20,384              --
  Other accrued items.......................................      34,573          26,039
  Distributor reserves......................................       4,297           8,002
  Unearned service income...................................          --               6
  Income taxes payable......................................      39,497              --
  Long-term debt -- current portion.........................          --             484
                                                              ----------      ----------
    Total Current Liabilities...............................     173,925         118,134
Other Liabilities
  Deferred income taxes.....................................       6,144          35,632
  Long-term debt............................................          --          64,966
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 100,000 shares
    authorized, no shares issued or outstanding.............          --              --
  Class A Common Stock, $.01 par value, voting; 300,000,000
    shares authorized, 73,916,118 shares issued and
    outstanding at June 29, 2001 and 68,099,740 shares
    issued and outstanding at December 29, 2000.............         739             680
  Class B Common Stock, $.01 par value, non-voting;
    300,000,000 shares authorized, 31,571,048 shares issued
    and outstanding at June 29, 2001 and 37,206,996 shares
    issued and outstanding at December 29, 2000.............         316             372
  Additional paid-in capital................................   1,057,570       1,051,213
  Retained earnings (deficit)...............................       3,936         (35,699)
  Unearned compensation.....................................      (2,379)         (3,857)
  Accumulated other comprehensive (loss) income.............      (1,913)         (1,673)
                                                              ----------      ----------
                                                               1,058,269       1,011,036
  Treasury shares, at cost, 318,000 shares..................      (7,327)             --
                                                              ----------      ----------
Total Shareholders' Equity..................................   1,050,942       1,011,036
                                                              ----------      ----------
Total Liabilities and Shareholders' Equity..................  $1,231,011      $1,229,768
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                              INTERSIL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  26 WEEKS ENDED
                                                              ----------------------
                                                              JUNE 29,     JUNE 30,
                                                                2001         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).........................................  $  39,634    $ (20,859)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation and amortization.............................     36,247       34,944
  Provisions for inventory obsolescence.....................     19,182       18,326
  Restructuring and impairments.............................     48,244           --
  Gain on sale of certain operations........................   (168,437)          --
  Write-off of unearned compensation........................         --          878
  Loss on sale of Malaysian operation.......................         --       24,825
  Deferred income taxes.....................................    (23,536)      (4,680)
Changes in assets and liabilities:
  Trade receivables.........................................     61,647      (16,285)
  Inventories...............................................     (6,817)         885
  Prepaid expenses..........................................     (1,930)      (3,226)
  Trade payables and accrued liabilities....................    (20,997)       9,791
  Income taxes..............................................     38,979        1,163
  Other.....................................................      4,038        3,509
                                                              ---------    ---------
     Net cash provided by operating activities..............     26,254       49,271
INVESTING ACTIVITIES:
Proceeds from sale of certain operations....................    338,016       52,500
Property, plant and equipment...............................    (19,076)     (26,179)
                                                              ---------    ---------
     Net cash provided by investing activities..............    318,940       26,321
FINANCING ACTIVITIES
  Proceeds from offering....................................         --      513,114
  Proceeds from exercise of stock plans.....................      5,200        1,985
  Repurchase of treasury stock..............................     (7,327)          --
  Payments of borrowings....................................    (61,545)    (420,060)
                                                              ---------    ---------
     Net cash provided by (used in) financing activities....    (63,672)      95,039
  Effect of exchange rates on cash and cash equivalents.....       (829)       1,187
                                                              ---------    ---------
     Net increase in cash and cash equivalents..............    280,693      171,818
     Cash and cash equivalents at the beginning of the
      period................................................    352,597       40,122
                                                              ---------    ---------
     Cash and cash equivalents at the end of the period.....  $ 633,290    $ 211,940
                                                              =========    =========
Supplemental Disclosures -- Non-Cash Activities:
  Exchange of common stock for preferred stock..............  $      --    $  89,500
                                                              =========    =========
  Additional paid-in capital from tax benefit on exercise of
     non-qualified stock options............................  $   1,160    $   2,132
                                                              =========    =========
  Common stock issued in acquisition of No Wires Needed,
     B.V. ..................................................  $      --    $ 111,348
                                                              =========    =========
  Preferred stock received from sale of Malaysian
     operation..............................................  $      --    $  15,800
                                                              =========    =========

           See notes to condensed consolidated financial statements.

                              INTERSIL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     The condensed consolidated balance sheet of Intersil Corporation ("Intersil" or the "Company") as of June 29, 2001, and the condensed consolidated statements of operations for the 13 weeks and 26 weeks ended June 29, 2001 and June 30, 2000 and the condensed consolidated statements of cash flows for the 26 weeks ended June 29, 2001 and June 30, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at June 29, 2001, and for all periods presented, have been made. The condensed consolidated balance sheet at December 29, 2000, has been derived from the Company's audited consolidated financial statements at that date.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the 26 weeks ended December 29, 2000.

     On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild Semiconductor Corporation ("Fairchild"). The condensed consolidated balance sheet as of June 29, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild.

     The results of operations for the 13 weeks and 26 weeks ended June 29, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full calendar year.

NOTE B -- INVENTORIES

     Inventories are summarized below (in thousands):

                                                       JUNE 29,      DECEMBER 29,
                                                         2001            2000
                                                      -----------    ------------
                                                      (UNAUDITED)
Finished products...................................   $ 36,592        $ 51,583
Work in progress....................................     74,327          94,477
Raw materials and supplies..........................      3,721           9,002
                                                       --------        --------
                                                        114,640         155,062
Less inventory reserves.............................    (42,114)        (28,864)
                                                       --------        --------
                                                       $ 72,526        $126,198
                                                       ========        ========

     At June 29, 2001 and December 29, 2000, Intersil was committed to purchase $7.1 million and $24.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

                              INTERSIL CORPORATION

NOTE C -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

                                                           13 WEEKS ENDED        26 WEEKS ENDED
                                                         -------------------   -------------------
                                                         JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
                                                                        (UNAUDITED)
Numerator:
  Net income (loss) available to common shareholders
     (numerator for basic and diluted earnings per
     share)............................................  $  1,227   $ 1,811    $ 39,634   $(22,399)
                                                         --------   -------    --------   --------
Denominator:
  Denominator for basic earnings per share-weighted
     average common shares.............................   105,461    92,575     105,393     84,374
  Effect of dilutive securities:
     Stock options.....................................     1,419     1,406       1,294      1,249
     Warrants..........................................     2,051     5,925       2,057      5,926
                                                         --------   -------    --------   --------
  Denominator for diluted earnings per share-adjusted
     weighted average common shares....................   108,931    99,906     108,744     91,549
                                                         ========   =======    ========   ========
Basic earnings (loss) per share........................  $   0.01   $  0.02    $   0.38   $  (0.27)
                                                         ========   =======    ========   ========
Diluted earnings (loss) per share......................  $   0.01   $  0.02    $   0.36   $  (0.24)
                                                         ========   =======    ========   ========

NOTE D -- MARKETABLE SECURITIES AND INVESTMENT IMPAIRMENT

     Marketable securities consist of shares of ChipPAC, Inc. ("ChipPAC") common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices. On August 8, 2000, ChipPAC completed its initial public offering and Intersil's investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock.

     During the 13 weeks ended March 30, 2001, the Company recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

NOTE E -- COMMON STOCK

     In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, and the market price and trading volume of its shares. As of June 29, 2001, 318,000 shares at an approximate cost of $7.3 million had been repurchased and are held as treasury stock.

                              INTERSIL CORPORATION

NOTE F -- SALE OF CERTAIN OPERATIONS

     On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild for a purchase price of $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date. A summary of the exit costs and the remaining accrual follows:

                                                                                      BALANCE
                                                                                      JUNE 29,
                                                            ADDITIONS   UTILIZATION     2001
                                                            ---------   -----------   --------
                                                                      (IN MILLIONS)
Exit costs
  Employee termination costs..............................    $ 5.4       $ (2.4)      $ 3.0
  Information technology costs............................      7.4         (0.7)        6.7
  Asset removal and related costs.........................     16.7        (15.9)        0.8
  Lease termination and other location closing costs......      0.7         (0.3)        0.4
                                                              -----       ------       -----
                                                              $30.2       $(19.3)      $10.9
                                                              =====       ======       =====

     At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia. As of July 19, 2001, approximately 71% of the affected employees had been terminated with the balance to be terminated before March 31, 2002.

     Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement provided that Intersil provide systems support to Fairchild for up to twelve months from the date of sale. Intersil wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. Intersil also identified approximately five foreign sales offices that it would close as a result of the sale. These offices will be closed prior to March 31, 2002.

NOTE G -- RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of the Company's Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller's channel in Europe for wireless access end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax). The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are

                              INTERSIL CORPORATION
completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

                                                                                      BALANCE
                                                                                      JUNE 29,
                                                           ADDITIONS   UTILIZATION      2001
                                                           ---------   ------------   --------
                                                                      (IN MILLIONS)
Restructuring costs
  Employee termination costs
     Findlay plant closure...............................    $16.4        $ (1.3)      $15.1
     SiCOM board business exit...........................      0.3          (0.1)        0.2
     NWN VAR business exit...............................      0.2            --         0.2
                                                             -----        ------       -----
                                                              16.9          (1.4)       15.5
  Other exit costs
     Findlay facility decommission costs.................      4.5            --         4.5
     SiCOM asset removal and related costs...............     10.0         (10.0)         --
     SiCOM contract cancellation costs...................      1.0          (0.6)        0.4
                                                             -----        ------       -----
                                                              15.5         (10.6)        4.9
                                                             -----        ------       -----
Total restructuring costs................................    $32.4        $(12.0)      $20.4
                                                             =====        ======       =====

     In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of July 19, 2001, approximately 13% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 15 months.

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

     In connection with the planned phased closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

NOTE H -- EXTRAORDINARY ITEM

     In March 2001, the Company tendered all of the $61.4 million in outstanding 13.25% senior subordinated notes. The Company recorded an extraordinary charge of $19.7 million ($12.2 million after tax) related to premiums paid on repurchase and the write-off of deferred financing fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the Notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this report and in our other reports filed with the Securities and Exchange Commission, including our Transition Report on Form 10-K for the year ended December 29, 2000, our subsequent Quarterly Report on Form 10-Q, and reports on Form 8K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

     This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     We are a systems oriented designer and manufacturer of analog and digital integrated circuits for the wireless access and communications analog markets. We provide system level solutions for the communications semiconductor market. Communications semiconductors enable the convergence of voice, data and video. Within communications, we are focused on several key markets including high data rate wireless connectivity, power management and wireless and wired software design to deliver chip sets, component software and licensable applicable designs for communications equipment customers.

QUARTERLY RESULTS

     The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Discrete Power product group, which we sold to Fairchild Semiconductor Corporation ("Fairchild") in March 2001:

                                                COMBINED
                                             CALENDAR YEAR                                         CALENDAR YEAR
                                                  1999               CALENDAR YEAR 2000                2001
                                             --------------   ---------------------------------   ---------------
                                              Q3       Q4       Q1       Q2       Q3       Q4       Q1       Q2
                                             -----   ------   ------   ------   ------   ------   ------   ------
                                                                        (IN MILLIONS)
REVENUE
Wireless Access............................  $11.9   $ 14.9   $ 22.1   $ 29.8   $ 51.4   $ 59.8   $ 35.9   $ 32.4
Communications Analog......................   33.0     33.1     44.3     54.3     56.6     51.9     42.6     39.8
Other Analog...............................   44.1     55.4     51.3     54.1     58.2     53.1     49.3     46.1
                                             -----   ------   ------   ------   ------   ------   ------   ------
  Total....................................  $89.0   $103.4   $117.7   $138.2   $166.2   $164.8   $127.8   $118.3
                                             =====   ======   ======   ======   ======   ======   ======   ======

     During the first half of calendar year 2001, the semiconductor industry has experienced a slowdown in both the wireless access and communications analog market. Additionally, we have experienced slowing demand for our other analog products aimed primarily at the automotive and industrial markets.

     The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

                                                              13 WEEKS ENDED        26 WEEKS ENDED
                                                            -------------------   -------------------
                                                            JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
REVENUE
  Wireless Access.........................................    27.4%      21.6%      27.8%      20.3%
  Communication Analog....................................    33.6       39.3       33.5       38.5
  Other Analog............................................    39.0       39.1       38.7       41.2
                                                             -----      -----      -----      -----
     Total................................................   100.0      100.0      100.0      100.0
COSTS AND EXPENSES
  Cost of product sales...................................    49.7       54.8       58.7       55.9
  Research and development................................    24.0       14.3       22.4       14.8
  Selling, general & administrative.......................    20.5       20.8       20.3       21.2
  Intangible amortization.................................     9.3        2.6        9.2        2.2
  Impairment of long-lived assets.........................      --         --        3.1         --
  Restructuring...........................................      --         --       13.2         --
  Other...................................................      --       (0.1)        --        0.5
                                                             -----      -----      -----      -----
OPERATING INCOME (LOSS)...................................    (3.4)       7.5      (26.9)       5.4
  Loss on sale of Malysian operation......................      --       18.0         --        9.7
  Interest expense........................................     0.1        3.0        0.7        6.7
  Interest income.........................................    (5.7)      (1.4)      (4.7)      (1.3)
  Impairment on investments...............................      --         --        3.3         --
                                                             -----      -----      -----      -----
  Income (loss) before sale of certain assets, income
     taxes and extraordinary item.........................     2.1      (12.0)     (26.3)      (9.7)
  Operating results of certain operations disposed of
     during 2001
     Net sales............................................      --       38.3       15.6       41.5
     Costs and expenses...................................      --      (27.8)     (16.7)     (30.6)
                                                             -----      -----      -----      -----
                                                                --       10.5       (1.1)      10.9
  Gain on sale of certain operations......................      --         --       68.5         --
                                                             -----      -----      -----      -----
                                                                --       10.5       67.4       10.9
                                                             -----      -----      -----      -----
  Income (loss) before income taxes and extraordinary
     item.................................................     2.1       (1.6)      41.1        1.2
  Income taxes............................................     1.1       (2.9)      20.1       (0.7)
                                                             -----      -----      -----      -----
  Income before extraordinary item........................     1.0        1.3       21.0        1.8
  Extraordinary item -- loss on extinguishment of debt,
     net of tax effect....................................      --         --       (5.0)     (10.0)
                                                             -----      -----      -----      -----
Net income (loss).........................................     1.0%       1.3%      16.0%      (8.2)%
                                                             =====      =====      =====      =====

Note: Amounts may not add due to rounding.

  Revenue

     Revenue for the 13 weeks ended June 29, 2001 decreased 14.4% to $118.3 million from $138.2 million during the 13 weeks ended June 30, 2000. Revenue for the 26 weeks ended June 29, 2001 decreased 3.8% to $246.1 million from $255.9 million during the 26 weeks ended June 30, 2000. The decline in both periods resulted from the overall semiconductor industry slowdown during the first half of calendar year 2001. Wireless Access sales increased 8.7% and 31.6% for the 13 weeks and 26 weeks ended June 29, 2001 versus the same time periods in calendar year 2000 due to continued market penetration of our PRISM(R) products.

     Geographically, 36.3%, 21.4% and 42.3% of product sales were derived in North America, Europe and Asia, respectively, during the 13 weeks ended June 29, 2001 compared to 51.3%, 16.0% and 32.7% during the 13 weeks ended June 30, 2000. For the 26 weeks ended June 29, 2001, 36.5%, 22.9% and 40.6% of product sales were derived in North America, Europe and Asia, respectively, compared to 52.4%, 17.9% and 29.7% during the 26 weeks ended June 30, 2000.

  Gross Margin

     Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the 13 weeks ended June 29, 2001, gross margin on product sales declined 4.6% to $59.5 million from $62.4 million in the 13 weeks ended June 30, 2000. Gross margin on product sales declined 9.8% to $101.7 million in the 26 weeks ended June 29, 2001 from $112.8 million in the 26 weeks ended June 30, 2000. As a percent of sales, gross margin was 50.3% and 41.3% during the 13 weeks and 26 weeks ended June 29, 2001, respectively, compared to 45.2% and 44.1% during the 13 weeks and 26 weeks ended June 30, 2000, respectively. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We anticipate that future gross profit percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

  Research and Development ("R&D")

     R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 43.4% to $28.4 million during the 13 weeks ended June 29, 2001 from $19.8 million during the 13 weeks ended June 30, 2000 and 45.6% to $55.2 million during the 26 weeks ended June 29, 2001 from $37.9 million during the 26 weeks ended June 30, 2000. The increase was the result of our continued investment in PRISM(R) chip sets, broadband wireless access products and in power management integrated circuits, focusing on communications and computing products. As a percent of sales, R&D expenses increased to 24.0% for the 13 weeks ended June 29, 2001 from 14.3% for the 13 weeks ended June 30, 2000 and to 22.4% for the 26 weeks ended June 29, 2001 from 14.8% for the 26 weeks ended June 30, 2000. We expect R&D expenses to remain close to this level for the remainder of 2001.

  Selling, General and Administrative ("SG&A")

     SG&A costs, which include marketing, selling, general and administrative expenses decreased 16.0% to $24.2 million during the 13 weeks ended June 29, 2001 from $28.8 million during the 13 weeks ended June 30, 2000 and decreased 8.3% to $49.9 million during the 26 weeks ended June 29, 2001 from $54.4 million during the 26 weeks ended June 30, 2000. The declines were due to implementation of defined restructuring activities and general cost control initiatives. As a percentage of sales, SG&A costs decreased to 20.5% for the 13 weeks ended June 29, 2001 from 20.8% for the 13 weeks ended June 30, 2000 and decreased to 20.3% for the 26 weeks ended June 29, 2001 from 21.2% for the 26 weeks ended June 30, 2000. We expect SG&A expenses to decline in 2001 upon the completion of our restructuring activities.

  Amortization

     Amortization of intangible assets increased to $11.0 million and $22.6 million for the 13 weeks and 26 weeks ended June 29, 2001, respectively, from $3.6 million and $5.5 million for the same time periods in calendar year 2000. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. These assets are being amortized over their useful lives ranging from five to 11 years.

  Restructuring and Other Charges

     In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of the our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller's channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) in the current quarter. The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

                                                                                   BALANCE
                                                   ADDITIONS    UTILIZATION     JUNE 29, 2001
                                                   ---------    ------------    -------------
                                                                 (IN MILLIONS)
Restructuring costs
  Employee termination costs
     Findlay plant closure.......................    $16.4         $ (1.3)          $15.1
     SiCOM board business exit...................      0.3           (0.1)            0.2
     NWN VAR business exit.......................      0.2             --             0.2
                                                     -----         ------           -----
                                                      16.9           (1.4)           15.5
  Other exit costs
     Findlay facility decommission costs.........      4.5             --             4.5
     SiCOM asset removal and related costs.......     10.0          (10.0)             --
     SiCOM contract cancellation costs...........      1.0           (0.6)            0.4
                                                     -----         ------           -----
                                                      15.5          (10.6)            4.9
                                                     -----         ------           -----
Total restructuring costs........................    $32.4         $(12.0)          $20.4
                                                     =====         ======           =====

     In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of July 19, 2001, approximately 13% of the affected employees had been terminated, due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 15 months.

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

     In connection with the planned phased closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

  Impairment on Investments

     Marketable securities consist of shares of ChipPAC, Inc. common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices.

     During the 13 weeks ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC, Inc. common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

  Gain on Sale of Certain Operations

     On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation ("Fairchild") for a purchase price of $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date. A summary of the exit costs and the remaining accrual follows:

                                                                                   BALANCE
                                                    ADDITIONS    UTILIZATION    JUNE 29, 2001
                                                    ---------    -----------    -------------
                                                                  (IN MILLIONS)
Exit costs
  Employee termination costs......................    $ 5.4        $ (2.4)          $ 3.0
  Information technology costs....................      7.4          (0.7)            6.7
  Asset removal and related costs.................     16.7         (15.9)            0.8
  Lease termination and other location closing
     costs........................................      0.7          (0.3)            0.4
                                                      -----        ------           -----
                                                      $30.2        $(19.3)          $10.9
                                                      =====        ======           =====

     At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia. As of July 19, 2001, approximately 71% of the affected employees had been terminated with the balance to be terminated before March 31, 2002.

     Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement provided that we provide systems support to Fairchild for up to twelve months from the date of sale. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also identified approximately five foreign sales offices that we would close as a result of the sale. These offices will be closed prior to March 31, 2002.

  Interest Income/Expense

     Interest income increased to $6.7 million and $11.5 million for the 13 weeks and 26 weeks ended June 29, 2001 from $1.9 million and $3.2 million for the same time periods in calendar year 2000. The increase was due to the increase in available cash and cash equivalents from the sale of the Discrete Power products group. Interest expense decreased to $0.1 million and $1.7 million for the 13 weeks and 26 weeks ended June 29, 2001 from $4.2 million and $17.1 million for the 13 weeks and 26 weeks ended June 30, 2000. The decrease was due to the continuous reduction and eventual elimination of our long-term debt during calendar year 2000 and into the first quarter of calendar year 2001.

  Tax Expense

     The tax provisions for the 13 weeks and 26 weeks ended June 29, 2001 are not comparable to the tax provisions for the 13 weeks and 26 weeks ended June 30, 2000 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001.

  Extraordinary Item

     During the 13 weeks ended March 30, 2001, we repurchased all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These repayments included certain pre-payment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the write-off of deferred financing fees and premiums paid on repurchase.

  Backlog

     We had backlog at June 29, 2001 of $131.9 million compared to $256.9 million at December 29, 2000. Approximately $72.3 million of our December backlog was related to our Discrete Power products group which was sold during the first quarter of calendar year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of June 29, 2001 our total shareholders' equity was $1,050.9 million.

     Net cash provided by operating activities for the 26 weeks ended June 29, 2001 was $26.3 million. Net cash provided by investing activities for the 26 weeks ended June 29, 2001 was $318.9 million, primarily from the proceeds of the sale of our Discrete Power products group to Fairchild. Net cash used in financing activities for the 26 weeks ended June 29, 2001 was $63.7 million, primarily from the repayment of all of our outstanding debt. Our cash balance at June 29, 2001 was $633.3 million.

     Our Revolving Credit Facility contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank's prior approval. We are currently in compliance with such financial covenants and restrictions.

  Receivables and Inventories

     Trade accounts receivable less the allowance for collection losses totaled $62.3 million at June 29, 2001 compared to $124.0 million at December 29, 2000. Inventories decreased to $72.5 million at June 29, 2001 from $126.2 million at December 29, 2000. The decreases were primarily due to the sale of our Discrete Power products group to Fairchild along with the associated receivables, assets and inventory.

     Distributor reserves fluctuate from year to year based on the level of inventory at distributors. The reserve decreased 46.3% to $4.3 million at June 29, 2001 from $8.0 million at December 29, 2000 resulting from the sale of the Discrete Power products group.

  Capital Expenditures

     Capital expenditures for the 13 weeks and 26 weeks ended June 29, 2001 were $10.2 million and $19.1 million, respectively, compared to $13.5 million and $26.2 million for the 13 weeks and 26 weeks ended June 30, 2000, respectively.

  Recent Developments

     On May 23, 2001, Intersil's shareholders approved the change of the Company's name from "Intersil Holding Corporation" to "Intersil Corporation". In addition, the name of Intersil Corporation, a wholly owned subsidiary of Intersil, was changed to "Intersil Communications, Inc." The Company's name was changed because Intersil is not simply a holding company, but is actively involved in the operations and supervision of management of its business, some of which is conducted through its subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

     At June 29, 2001 we had open foreign exchange contracts with a notional amount of $12.0 million, which was to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 13 weeks and 26 weeks ended June 29, 2001 were $1.9 million and $2.5 million, respectively. During the 13 weeks and 26 weeks ended June 29, 2001 we purchased and sold $12.4 million and $34.9 million, respectively, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $0.6 million at June 29, 2001.

     Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at June 29, 2001, would have an impact of approximately $1.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

HARRIS CORPORATION V. GIESTING & ASSOCIATES, INC.

     Reorganization of Harris Corporation's sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc. ("Giesting") in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. Intersil assumed both the defense and liability for this litigation when it purchased the semiconductor business from Harris Corporation, and continued the defense of the case in Harris' name. The Court dismissed Giesting's tort claims (for fraud and tortuous interference with contractual relations) and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505. We continue to believe that Giesting's claims are entirely without merit and have noticed our appeal and on June 29, 2001, successfully acquired a supersedes bond staying enforcement of the judgment pending appeal.

HARRIS CORPORATION V. ERICSSON, INC. AND TELEFONAKTIEBOLAGET LM ERICSSON

     On November 23, 1998, Harris Corporation filed suit against Ericsson, Inc. and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a Complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after Intersil purchased the semiconductor business from Harris, Ericsson joined Intersil in the suit by filing an Amended Complaint on October 15, 1999. After Discovery and Depositions by the parties, only Ericsson's U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and Intersil, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001 the jury returned a verdict against Harris and Intersil regarding patent infringement of Intersil's 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against Intersil, $151,000. Intersil is subject to indemnification by Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. We will be discussing the next steps going forward with Harris' counsel to ensure that our SLIC sales can proceed unimpeded.

CLASS ACTION SECURITIES LAWSUITS

     Intersil and certain of its present officers as well as its initial public offering underwriter, Credit Suisse First Boston, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Intersil believes the claims against it are without merit and intends to vigorously defend them. Pursuant to its Underwriting Agreement, Intersil has made claims for indemnity against its underwriters in connection with any liability or expenses it may incur as a result of these claims. Intersil has also, on its own behalf and on behalf of the officers and directors named in the complaints, made claims under relevant provisions of its directors' and officers' liability insurance policies.

PROXIM, INC. V. INTERSIL CORPORATION, ET. AL.

     We have no material developments to report for the second quarter of 2001 (previously discussed on page 18 of Intersil's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001).

     It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 23, 2001. At this meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated April 27, 2001:

(1) ELECTION OF DIRECTORS

                                                  FOR       WITHHELD
James A. Urry................................  62,244,919      78,459
Gary E. Gist.................................  62,245,625      77,753
Dr. Robert W. Conn...........................   2,248,754      74,624
Jan Peeters..................................  62,248,454      74,924
Robert N. Pokelwaldt.........................  62,247,781      75,597
Gregory L. Williams..........................  60,270,663   2,052,715

(2) RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG AS OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   FOR       AGAINST   ABSTAIN
61,891,868   408,957   22,553

(3) PROPOSAL TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO CHANGE OUR NAME FROM "INTERSIL HOLDING CORPORATION" TO "INTERSIL CORPORATION"

   FOR       AGAINST   ABSTAIN
62,306,481   5,371     11,526

(4) PROPOSAL TO APPROVE AN AMENDMENT TO OUR 1999 EQUITY COMPENSATION PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK AUTHORIZED TO BE ISSUED UNDER THE PLAN

   FOR        AGAINST     ABSTAIN   NON VOTES
38,639,030   15,164,744   90,895    8,408,320

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

     None

     b) REPORTS ON FORM 8-K

     The Company filed a current report on Form 8-K on April 2, 2001 to disclose the sale of its Discrete Power products group to Fairchild Semiconductor Corporation, a Delaware corporation.

     The Company filed a current report on Form 8-K on June 11, 2001 to disclose the approval by the Company's shareholders and by Delaware's Secretary of State to change the Company's name from Intersil Holding Corporation to Intersil Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Intersil Corporation
                                                         (Registrant)

Date  August 7, 2001                                     /s/ DANIEL J. HENEGHAN
                                                         ----------------------------------------------
                                                         Name:  Daniel J. Heneghan
                                                         Title:   Chief Financial Officer

Date  August 7, 2001                                     /s/ STEPHEN M. MORAN
                                                         ----------------------------------------------
                                                         Name:  Stephen M. Moran
                                                         Title:   Vice President, General
                                                                  Counsel & Secretary