Form 10-Q
period 2001-09-28
INTERSIL CORP/DE
filed 2001-11-09
CIK 1096325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number: 000-29617

Intersil Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3590018
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7585 Irvine Center Drive

Suite 100
Irvine, California 92618
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(949) 341-7000

      Indicate by check mark whether the registrant (formerly named Intersil Holding Corporation) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      ☑           No      ☐.

      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on November 7, 2001:

Number of
Title of Each Class	Shares

Class A Common Stock, par value $.01 per share	90,494,033
Class B Common Stock, par value $.01 per share	16,282,475

INTERSIL CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

	(Unaudited)

	(In thousands, except per share amounts)
Revenue
Product sales	$113,391	$166,200	$359,453	$422,101
Costs and Expenses
Cost of product sales	55,793	82,104	200,192	225,233
Research and development	25,391	22,964	80,591	60,859
Selling, general & administrative	21,387	32,673	71,249	87,043
Intangible amortization	11,328	5,888	33,594	11,432
Impairment of long-lived assets	—	—	7,583	—
Restructuring	—	—	32,419	—
Other	—	—	—	1,177

Operating income (loss)	(508)	22,571	(66,175)	36,357
Loss on sale of Malaysian operation	—	—	—	24,825
Interest expense	301	3,863	2,026	20,961
Interest income	(5,439)	(3,370)	(16,939)	(6,578)
Impairment on investments	—	—	8,242	—

Income (loss) before sale of certain assets, income taxes, extraordinary item and cumulative effect of a change in accounting principle	4,630	22,078	(59,504)	(2,851)
Operating results of certain operations disposed of during 2001
Net sales	—	52,441	38,428	158,644
Costs and expenses	—	(41,367)	(41,447)	(119,670)

	—	11,074	(3,019)	38,974
Gain on sale of certain operations	—	—	168,437	—

	—	11,074	165,418	38,974

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	4,630	33,152	105,914	36,123
Income taxes	7,911	13,841	57,376	12,153

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(3,281)	19,311	48,538	23,970
Extraordinary item — loss on extinguishment of debt, net of tax effect	—	—	(12,185)	(25,518)

Income (loss) before cumulative effect of a change in accounting principle	(3,281)	19,311	36,353	(1,548)
Cumulative effect of adoption of FAS 133, net of tax effect	—	(197)	—	(197)

Net income (loss)	(3,281)	19,114	36,353	(1,745)
Preferred dividends	—	—	—	(1,540)

Net income (loss) to common shareholders	$(3,281)	$19,114	$36,353	$(3,285)

Basic income (loss) per share Income before extraordinary item	$(0.03)	$0.20	$0.46	$0.25
Extraordinary item	—	—	(0.12)	(0.29)

Net income (loss)	$(0.03)	$0.20	$0.34	$(0.04)

Diluted income (loss) per share Income before extraordinary item	$(0.03)	$0.19	$0.44	$0.24
Extraordinary item	—	—	(0.11)	(0.27)

Net income (loss)	$(0.03)	$0.19	$0.33	$(0.03)

Weighted average common shares outstanding (in millions):
Basic	105.7	96.1	105.5	88.3

Diluted	105.7	102.6	108.9	95.3

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

	(Unaudited)

	(In thousands)
Net income (loss)	$(3,281)	$19,114	$36,353	$(1,745)
Other comprehensive income (loss):
Currency translation adjustments	179	(2,120)	78	(764)
Unrealized loss on available-for-sale securities	(1,684)	—	(1,684)	—

Comprehensive income (loss)	$(4,786)	$16,994	$34,747	$(2,509)

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2001	2000

	(Unaudited)

	(In thousands)
ASSETS
Current Assets
Cash and cash equivalents	$624,185	$352,597
Trade receivables, less allowances for collection loss ($2,957 as of September 28, 2001 and $736 as of December 29, 2000)	70,799	123,979
Inventories	66,840	126,198
Prepaid expenses and other current assets	11,428	10,569
Deferred income taxes	21,804	27,756

Total Current Assets	795,056	641,099
Other Assets
Property, plant & equipment, less allowances for depreciation ($56,846 as of September 28, 2001 and $55,673 as of December 29, 2000)	136,664	235,559
Intangibles, less accumulated amortization ($55,518 as of September 28, 2001 and $27,057 as of December 29, 2000)	251,794	307,183
Other	27,069	45,927

Total Other Assets	415,527	588,669

Total Assets	$1,210,583	$1,229,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$26,132	$43,209
Retirement plan accruals	5,559	5,507
Accrued compensation	22,967	28,203
Accrued interest and sundry taxes	5,368	6,684
Exit costs	6,482	—
Restructuring costs	19,234	—
Other accrued items	26,799	26,045
Distributor reserves	4,953	8,002
Income taxes payable	42,415	—
Long-term debt — current portion	—	484

Total Current Liabilities	159,909	118,134
Other Liabilities
Deferred income taxes	6,144	35,632
Long-term debt	—	64,966
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 300,000,000 shares authorized, 74,186,273 shares outstanding at September 28, 2001 and 68,099,740 shares outstanding at December 29, 2000	744	680
Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 31,571,048 shares outstanding at September 28, 2001 and 37,206,996 shares outstanding at December 29, 2000	316	372
Additional paid-in capital	1,061,569	1,051,213
Retained earnings (deficit)	655	(35,699)
Unearned compensation	(1,334)	(3,857)
Accumulated other comprehensive loss	(5,487)	(1,673)

	1,056,463	1,011,036
Treasury shares, at cost, 498,000 shares	(11,933)	—

Total Shareholders’ Equity	1,044,530	1,011,036

Total Liabilities and Shareholders’ Equity	$1,210,583	$1,229,768

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended

	September 28,	September 29,
	2001	2000

	(Unaudited)
	(In thousands)
Operating Activities:
Net income (loss)	$36,353	$(1,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	54,988	51,004
Provisions for inventory obsolescence	20,172	27,214
Restructuring and impairments	48,244	—
Gain on sale of certain operations	(168,437)	—
Write-off of unearned compensation	—	878
Loss on sale of Malaysian operation	—	24,825
Deferred income taxes	(23,536)	(4,680)
Changes in assets and liabilities:
Trade receivables	53,180	(32,671)
Inventories	(2,121)	(5,653)
Prepaid expenses	(859)	(4,049)
Trade payables and accrued liabilities	(37,930)	5,922
Income taxes	43,443	13,969
Other	6,679	(8,784)

Net cash provided by operating activities	30,176	66,230
Investing Activities:
Proceeds from sale of certain operations	338,016	52,500
Property, plant and equipment	(30,510)	(39,055)

Net cash provided by investing activities	307,506	13,445
Financing Activities
Proceeds from offering	—	672,097
Proceeds from exercise of stock plans	7,657	2,207
Repurchase of treasury stock	(11,933)	—
Payments of borrowings	(61,545)	(423,402)

Net cash provided by (used in) financing activities	(65,821)	250,902
Effect of exchange rates on cash and cash equivalents	(273)	888

Net increase in cash and cash equivalents	271,588	331,465
Cash and cash equivalents at the beginning of the period	352,597	40,122

Cash and cash equivalents at the end of the period	$624,185	$371,587

Supplemental Disclosures — Non-Cash Activities:
Exchange of common stock for preferred stock	$—	$89,500

Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$2,707	$3,220

Common stock issued in acquisition of No Wires Needed, B.V.	$—	$111,348

Preferred stock received from sale of Malaysian operation	$—	$15,800

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      The condensed consolidated balance sheet of Intersil Corporation (“Intersil” or the “Company”) as of September 28, 2001, the condensed consolidated statements of operations for the 13 weeks and 39 weeks ended September 28, 2001 and September 29, 2000 and the condensed consolidated statements of cash flows for the 39 weeks ended September 28, 2001 and September 29, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at September 28, 2001, and for all periods presented, have been made. The condensed consolidated balance sheet at December 29, 2000, has been derived from the Company’s audited consolidated financial statements at that date.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the 26 weeks ended December 29, 2000.

      Income taxes for the 13 weeks ended September 28, 2001 include an adjustment of $5.2 million to provide for income taxes for the 39 weeks ended September 28, 2001 that reflects the Company’s best estimate of its effective tax rate for the full calendar year.

      On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”). The condensed consolidated balance sheet as of September 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild.

      The results of operations for the 13 weeks and 39 weeks ended September 28, 2001, are not necessarily indicative of results that may be expected for any other interim period or for the full calendar year.

Note B — Inventories

      Inventories are summarized below (in thousands):

	September 28,	December 29,
	2001	2000

	(Unaudited)
Finished products	$30,557	$51,583
Work in progress	70,680	94,477
Raw materials and supplies	3,299	9,002

	104,536	155,062
Less inventory reserves	(37,696)	(28,864)

	$66,840	$126,198

      At September 28, 2001 and December 29, 2000, Intersil was committed to purchase $6.1 million and $24.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

	(Unaudited)
Numerator:
Net income (loss) available to common shareholders (numerator for basic and diluted earnings per share)	$(3,281)	$19,114	$36,353	$(3,285)

Denominator:
Denominator for basic earnings per share-weighted average common shares	105,691	96,143	105,493	88,297
Effect of dilutive securities:
Stock options	—	1,818	1,340	1,439
Warrants	—	4,667	2,020	5,506

Denominator for diluted earnings per share-adjusted weighted average common shares	105,691	102,628	108,853	95,242

Basic earnings (loss) per share	$(0.03)	$0.20	$0.34	$(0.04)

Diluted earnings (loss) per share	$(0.03)	$0.19	$0.33	$(0.03)

      The effect of dilutive securities is not included in the computation for the 13 weeks ended September 28, 2001, because to do so would be antidilutive.

Note D — Marketable Securities and Investment Impairment

      Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices. On August 8, 2000, ChipPAC completed its initial public offering and Intersil’s investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock.

      During the 13 weeks ended March 30, 2001, the Company recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC, Inc. common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value. An unrealized holding loss in the amount of $1.7 million, net of tax, has been charged to other comprehensive income/(loss) for the 13 weeks ended September 28, 2001.

Note E — Common Stock

      In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, and the market price and trading volume of its shares. As of September 28, 2001, 498,000 shares at an approximate cost of $11.9 million had been repurchased and are held as treasury stock.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Sale of Certain Operations

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

			Balance
			September 28,
	Additions	Utilization	2001

	(In millions)
Exit costs
Employee termination costs	$5.4	$(5.4)	$—
Information technology costs	7.4	(1.5)	5.9
Asset removal and related costs	16.7	(16.6)	0.1
Lease termination and other location closing costs	0.7	(0.2)	0.5

	$30.2	$(23.7)	$6.5

      At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia. As of October 19, 2001, 185 employees had been terminated.

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

Note G — Restructuring and Other Non-Recurring Charges

      In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of the Company’s Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax). The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

			Balance
			September 28,
	Additions	Utilization	2001

	(In millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$16.4	$(1.9)	$14.5
SiCOM board business exit	0.3	(0.1)	0.2
NWN VAR business exit	0.2	(0.2)	—

	16.9	(2.2)	14.7
Other exit costs
Findlay facility decommission costs	4.5	(0.3)	4.2
SiCOM asset removal and related costs	10.0	(10.0)	—
SiCOM contract cancellation costs	1.0	(0.7)	0.3

	15.5	(11.0)	4.5

Total restructuring costs	$32.4	$(13.2)	$19.2

      In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of October 19, 2001, approximately 13% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 12 months.

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

Note H — Extraordinary Item

      In March 2001, the Company tendered all of the $61.4 million in outstanding 13.25% senior subordinated notes. The Company recorded an extraordinary charge of $19.7 million ($12.2 million after tax) related to premiums paid on repurchase and the write-off of deferred financing fees.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards, or FAS, No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning December 29, 2001. The Company is currently assessing the financial impact FAS No. 142 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the Notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this Report and in our other reports filed with the Securities and Exchange Commission, including our Transition Report on Form 10-K for the 26 weeks ended December 29, 2000, and our subsequent Quarterly Report on Form 10-Q, and reports on Form 8-K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

      This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company’s and its customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the effectiveness of the Company’s expense and product cost control and reduction efforts; intellectual property disputes, customer indemnification claims and other litigation risks. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We provide system level solutions for the wireless networking and communications analog markets. We focus on high data rate wireless connectivity, power management and wireless and wired communications infrastructures. We use our expertise in digital and analog semiconductors and radio and software design to deliver chip sets, components, software and licensable application designs for communications and computing customers.

Quarterly Results

     The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Discrete Power product group, which we sold to Fairchild Semiconductor Corporation (“Fairchild”) in March 2001:

	Calendar
	Year
	1999	Calendar Year 2000				Calendar Year 2001

	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3

	(in millions)
Revenue
Wireless Access	$14.9	$22.1	$29.8	$51.4	$59.8	$35.9	$32.4	$29.6
Communications Analog	33.1	44.3	54.3	56.6	51.9	42.6	39.8	45.6
Other Analog	55.4	51.3	54.1	58.2	53.1	49.3	46.1	38.2

Total	$103.4	$117.7	$138.2	$166.2	$164.8	$127.8	$118.3	$113.4

     During calendar year 2001, the semiconductor industry has experienced a slowdown in both the wireless access and communications analog markets. Additionally, we have experienced slowing demand for our other analog products aimed primarily at the automotive and industrial markets.

     The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. Based on our history, we expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

Results of Operations

     The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

Revenue
Wireless Access	26.1%	30.9%	27.2%	24.5%
Communication Analog	40.3	34.1	35.6	36.8
Other Analog	33.6	35.0	37.2	38.7

Total	100.0	100.0	100.0	100.0
Costs and expenses
Cost of product sales	49.2	49.4	55.7	53.4
Research and development	22.4	13.8	22.4	14.4
Selling, general & administrative	18.9	19.7	19.8	20.6
Intangible amortization	10.0	3.5	9.3	2.7
Impairment of long-lived assets	—	—	2.1	—
Restructuring	—	—	9.0	—
Other	—	—	—	0.3

Operating income (loss)	(0.4)	13.6	(18.4)	8.6
Loss on sale of Malysian operation	—	—	—	5.9
Interest expense	0.3	2.3	0.6	5.0
Interest income	(4.8)	(2.0)	(4.7)	(1.6)
Impairment on investments	—	—	2.3	—

Income (loss) before sale of certain assets, income taxes, extraordinary item and cumulative effect of a change in accounting principle	4.1	13.3	(16.6)	(0.7)
Operating results of certain operations disposed of during 2001
Net sales	—	31.6	10.7	37.6
Costs and expenses	—	(24.9)	(11.5)	(28.3)

	—	6.7	(0.8)	9.3
Gain on sale of certain operations	—	—	46.9	—

	—	6.7	46.0	9.3

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	4.1	19.9	29.5	8.6
Income taxes	7.0	8.3	16.0	2.9

Income (loss) before extraordinary item cumulative effect of a change in accounting principle	(2.9)	11.6	13.5	5.7
Extraordinary item — loss on extinguishment of debt, net of tax effect	—	—	(3.4)	(6.0)

Income (loss) before cumulative effect of a change in accounting principle	(2.9)	11.6	10.1	(0.4)
Cumulative effect of adoption of FAS 133, net of tax effect	—	(0.1)	—	—

Net income (loss)	(2.9)%	11.5%	10.1%	(0.4)%

Note:  Amounts may not add due to rounding.

     Revenue

      Revenue for the 13 weeks ended September 28, 2001 decreased 31.8% to $113.4 million from $166.2 million during the 13 weeks ended September 29, 2000. Revenue for the 39 weeks ended September 28, 2001 decreased 14.9% to $359.4 million from $422.1 million during the 39 weeks ended September 29, 2000. The decline in both periods resulted from the overall semiconductor industry slowdown during calendar year 2001.

      Geographically, 31.8%, 15.6% and 52.6% of product sales were derived in North America, Europe and Asia/Pacific, respectively, during the 13 weeks ended September 28, 2001 compared to 46.6%, 16.4% and 37.0% during the 13 weeks ended September 29, 2000. For the 39 weeks ended September 28, 2001, 35.0%, 20.6% and 44.4% of product sales were derived in North America, Europe and Asia/Pacific, respectively, compared to 50.1%, 17.3% and 32.6% during the 39 weeks ended September 29, 2000.

     Cost of Product Sales

      Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. Gross margin is calculated by subtracting cost of product sales from revenue. In the 13 weeks ended September 28, 2001, gross margin on product sales declined 31.5% to $57.6 million from $84.1 million in the 13 weeks ended September 29, 2000. Gross margin on product sales declined 19.1% to $159.2 million in the 39 weeks ended September 28, 2001 from $196.9 million in the 39 weeks ended September 29, 2000. As a percent of sales, gross margin was 50.8% and 44.3% during the 13 weeks and 39 weeks ended September 28, 2001, respectively, compared to 50.6% and 46.6% during the 13 weeks and 39 weeks ended September 29, 2000, respectively. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We anticipate that future gross profit percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

     Research and Development (“R&D”)

      R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 10.9% to $25.4 million during the 13 weeks ended September 28, 2001 from $22.9 million during the 13 weeks ended September 29, 2000 and 32.3% to $80.6 million during the 39 weeks ended September 28, 2001 from $60.9 million during the 39 weeks ended September 29, 2000. The increase was the result of our continued investment in PRISM® chip sets, broadband wireless access products and in power management integrated circuits, focusing on communications and computing products. As a percent of sales, R&D expenses increased to 22.4% for the 13 weeks ended September 28, 2001 from 13.8% for the 13 weeks ended September 29, 2000 and to 22.4% for the 39 weeks ended September 28, 2001 from 14.4% for the 39 weeks ended September 29, 2000. We expect R&D expenses to remain close to this level for the remainder of 2001.

     Selling, General and Administrative (“SG&A”)

      SG&A costs, which include marketing, selling, general and administrative expenses, decreased 34.6% to $21.4 million during the 13 weeks ended September 28, 2001 from $32.7 million during the 13 weeks ended September 29, 2000 and decreased 18.3% to $71.2 million during the 39 weeks ended September 28, 2001 from $87.1 million during the 39 weeks ended September 29, 2000. The declines were due to implementation of defined restructuring activities and general cost control initiatives. As a percentage of sales, SG&A costs decreased to 18.9% for the 13 weeks ended September 28, 2001 from 19.7% for the 13 weeks ended September 29, 2000 and decreased to 19.8% for the 39 weeks ended September 28, 2001 from 20.6% for the 39 weeks ended September 29, 2000. We expect SG&A expenses to decline during the remainder of 2001 as we complete our restructuring activities and cost control initiatives.

     Amortization

      Amortization of intangible assets increased to $11.3 million and $33.6 million for the 13 weeks and 39 weeks ended September 28, 2001, respectively, from $5.9 million and $11.4 million for the same time periods in calendar year 2000. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. These assets are being amortized over their useful lives ranging from five to 11 years.

     Restructuring and Other Charges

      In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of the our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) in the current quarter. The plans include certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

			Balance
			September 28,
	Additions	Utilization	2001

	(In millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$16.4	$(1.9)	$14.5
SiCOM board business exit	0.3	(0.1)	0.2
NWN VAR business exit	0.2	(0.2)	—

	16.9	(2.2)	14.7
Other exit costs
Findlay facility decommission costs	4.5	(0.3)	4.2
SiCOM asset removal and related costs	10.0	(10.0)	—
SiCOM contract cancellation costs	1.0	(0.7)	0.3

	15.5	(11.0)	4.5

Total restructuring costs	$32.4	$(13.2)	$19.2

      In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of October 19, 2001, approximately 13% of the affected employees had been terminated, due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 12 months.

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

     Impairment on Investments

      Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices. On August 8, 2000, ChipPAC completed its initial public offering and our investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock.

      During the 13 weeks ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to our investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value. An unrealized holding loss in the amount of $1.7 million, net of tax, has been charged to other comprehensive income/(loss) for the 13 weeks ended September 28, 2001.

     Gain on Sale of Certain Operations

      On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild for a purchase price of $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date. A summary of the exit costs and the remaining accrual follows:

			Balance
			September 28,
	Additions	Utilization	2001

	(in millions)
Exit costs
Employee termination costs	$5.4	$(5.4)	$—
Information technology costs	7.4	(1.5)	5.9
Asset removal and related costs	16.7	(16.6)	0.1
Lease termination and other location closing costs	0.7	(0.2)	0.5

	$30.2	$(23.7)	$6.5

      At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 185 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 158 of the employees being located in the United States, 22 in Europe and 5 in Asia/Pacific. As of October 19, 2001, 185 employees had been terminated.

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

     Interest Income/ Expense

      Interest income increased to $5.4 million and $16.9 million for the 13 weeks and 39 weeks ended September 28, 2001 from $3.4 million and $6.6 million for the same time periods in calendar year 2000. The increase was due to the increase in available cash and cash equivalents from the sale of the Discrete Power products group. Interest expense decreased to $0.3 million and $2.0 million for the 13 weeks and 39 weeks ended September 28, 2001 from $3.9 million and $21.0 million for the 13 weeks and 39 weeks ended September 29, 2000. The decrease was due to the continuous reduction and eventual elimination of our long-term debt during calendar year 2000 and into the first quarter of calendar year 2001.

     Tax Expense

      The tax provisions for the 13 weeks and 39 weeks ended September 28, 2001 are not comparable to the tax provisions for the 13 weeks and 39 weeks ended September 29, 2000 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001. Income tax expense was adjusted by $5.2 million during the most recent quarter as a result of changes in our current estimate of our annual effective tax rate.

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

     Backlog

      We had backlog at September 28, 2001 of $133.5 million compared to $256.9 million at December 29, 2000. Approximately $72.3 million of our December backlog was related to our Discrete Power products group which was sold during the first quarter of calendar year 2001.

Liquidity and Capital Resources

      Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of September 28, 2001 our total shareholders’ equity was $1,044.5 million.

      Net cash provided by operating activities for the 39 weeks ended September 28, 2001 was $30.2 million. Net cash provided by investing activities for the 39 weeks ended September 28, 2001 was $307.5 million, primarily from the proceeds of the sale of our Discrete Power products group to Fairchild. Net cash used in financing activities for the 39 weeks ended September 28, 2001 was $65.8 million, primarily from the repayment of all of our outstanding debt. Our cash balance at September 28, 2001 was $624.2 million.

Receivables and Inventories

      Trade accounts receivable less the allowance for collection losses totaled $70.8 million at September 28, 2001 compared to $124.0 million at December 29, 2000. Inventories decreased to $66.8 million at September 28, 2001 from $126.2 million at December 29, 2000. The decreases were primarily due to the sale of the assets of our Discrete Power products group to Fairchild.

      Distributor reserves fluctuate based on the level of inventory at distributors. The reserve decreased 37.5% to $5.0 million at September 28, 2001 from $8.0 million at December 29, 2000 primarily as a result of the sale of the assets of our Discrete Power products group.

Capital Expenditures

      Capital expenditures for the 13 weeks and 39 weeks ended September 28, 2001 were $11.4 million and $30.5 million, respectively, compared to $12.9 million and $39.1 million for the 13 weeks and 39 weeks ended September 29, 2000, respectively.

Recent Developments

      On May 23, 2001, Intersil’s shareholders approved the change of the Company’s name from “Intersil Holding Corporation” to “Intersil Corporation”. At the same time, the name of Intersil Corporation, a wholly owned subsidiary of Intersil Holding Corporation, was changed to “Intersil Communications, Inc.” The Company’s name was changed because Intersil is not simply a holding company, but is actively involved in the operations and supervision of management of its business, some of which is conducted through its subsidiaries.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning December 29, 2001. We are currently assessing the financial impact FAS No. 142 will have on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

      At September 28, 2001 we had open foreign exchange contracts with a notional amount of $13.4 million, which was to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains/(losses) on foreign exchange contracts for the 13 weeks and 39 weeks ended September 28, 2001 were $(1.0) million and $1.2 million, respectively. During the 13 weeks and 39 weeks ended September 28, 2001 we purchased and sold $15.7 million and $50.6 million, respectively, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $(0.4) million at September 28, 2001.

      Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at September 28, 2001 would have an impact of approximately $1.5 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Harris Corporation v. Giesting & Associates, Inc.

      Reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc. (“Giesting”) in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortious interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. We continue to believe that Giesting’s claims are without merit. Both parties are appealing various aspects of the judgment. On June 29, 2001, we successfully acquired a supersedeas bond staying enforcement of the judgment pending appeal.

Harris Corporation v. Ericsson, Inc. and Telefonaktiebolaget LM Ericsson

      On November 23, 1998, Harris filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. We are discussing the next steps going forward with Harris’ counsel to ensure that our SLIC sales can proceed unimpeded.

Class Action Securities Lawsuits

      We and certain of our present officers as well as our lead initial public offering underwriter and lead underwriter of this offering, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our Underwriting Agreement, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the officers and directors named in the complaints, made claims under relevant provisions of our directors’ and officers’ liability insurance policies.

Proxim, Inc. v. Intersil Corporation, et. al.

      On or about March 9, 2001, Proxim filed suit against us and Cisco in the United States District Court for the District of Massachusetts. Proxim is alleging that we and Cisco have infringed three United States Patents — 5,077,753, 5,809,060, and 6,075,812 — by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate our PRISM® chip sets. We are defending Cisco against the infringement claims. Also in March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission (“ITC”). Proxim’s claims focus in part on our products, and some of the companies involved in these proceedings are direct purchasers of our products and have sought indemnification from us. We have agreed to defend one or more of these companies, and have joined the proceedings before the ITC as a party so that we can do so. A trial at the ITC is expected to take place early next year. The District of Massachusetts has stayed Proxim’s case in that court pending completion of the ITC proceedings. In addition, we and Cisco have filed a declaratory judgment action against Proxim in the United States District Court for the District of Delaware requesting that the Court declare the three Proxim patents at issue invalid, unenforceable and not infringed. In this action, we and Cisco are also requesting damages, costs, and attorneys fees from Proxim based upon breach of contract and unfair competition. We and Cisco have sought to have our suit against Proxim consolidated with Proxim’s Delaware action against other companies. Proceedings in the District of Delaware on both suits are just beginning. We are partially indemnified by Harris for the claims made by Proxim. We believe the claims against us are without merit and we are vigorously defending against Proxim’s claims and pursuing our and Cisco’s claims against Proxim.

      It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 23, 2001. At this meeting, the shareholders voted in favor of the items listed in the Proxy Statement dated April 27, 2001 (previously discussed on page 18 of Intersil’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2001).

Item 6.     Exhibits and Reports on Form 8-K

      a)  Exhibits

None

      b)  Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intersil Corporation
(Registrant)

Date November 9, 2001	/s/ DANIEL J. HENEGHAN -------------------------------------------------------- Name: Daniel J. Heneghan Title: Chief Financial Officer

Date November 9, 2001	/s/ STEPHEN M. MORAN -------------------------------------------------------- Name: Stephen M. Moran Title: Vice President, General Counsel & Secretary