Form 10-K405
period 2001-12-28
INTERSIL CORP/DE
filed 2002-03-08
CIK 1096325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934.

  For the fiscal year ended December 28, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                        Commission File Number 000-29617

                               ----------------

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

                               ----------------

         Securities registered under Section 12(b) of the Exchange Act:

                                     None.

         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of class

                 Class A Common Stock par value $.01 per share

                               ----------------

   Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of March 1, 2002 was $2,568,904,007.

   The number of shares outstanding of the registrant's Class A and Class B Common Stock as of March 1, 2002 was 90,622,241 and 16,282,475, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INTERSIL CORPORATION

                                   FORM 10-K

                               December 28, 2001

                               TABLE OF CONTENTS

                                                    PART I

Item 1.     Business...............................................................................  3

Item 2.     Properties............................................................................. 11

Item 3.     Legal Proceedings...................................................................... 11

Item 4.     Submission of Matters to a Vote of Security Holders.................................... 12

                                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................. 13

Item 6.     Selected Financial Data................................................................ 14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.. 15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................. 36

Item 8      Financial Statements and Supplementary Data............................................ 37

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 66

                                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..................................... 67

Item 11.    Executive Compensation................................................................. 70

Item 12.    Security Ownership of Certain Beneficial Owners and Management......................... 72

Item 13.    Certain Relationships and Related Transactions......................................... 74

                                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................ 76

SIGNATURES  .......................................................................................  83

                                     PART I

Item 1. Business

General

   We are a systems oriented designer and manufacturer of analog and digital ICs for the wireless access and communications analog markets. We use our proprietary technologies, design capabilities and software to provide systems solutions for rapidly growing wireless LAN, wireless infrastructure and high performance analog applications. We own over 1,400 patents with approximately 566 patents pending. Our core competencies include the design of analog, mixed-signal, digital signal processing and RF semiconductor products and the design and development of computer software for high data rate radios. Our products include components performing complex communications functions, such as our PRISM(R) chip sets for wireless data communications, digital radios and high speed converters in cellular base stations and power management ICs used in Internet servers and computers. Consistent with our focus in these markets and applications, on March 16, 2001 we sold the assets of our Discrete Power products group to Fairchild Semiconductor, Inc., or Fairchild. We are a corporation formed on August 13, 1999 through a series of transactions, in which we acquired the semiconductor business of Harris Corporation, or Harris.

Our Business Strategy

   We provide systems level solutions for the wireless access and communications analog markets. We are focused on several key areas including high data rate wireless connectivity, power management and wireless and wired communications infrastructure. We use our expertise in digital and analog semiconductors and radio and software design in order to deliver chip sets, components, software and licensable application designs for communications and computing customers.

   Our business strategy emphasizes the following key elements:

  -- Focus on Attractive Communications Markets. In light of the rapid expansion of communication applications and the increased requirement for power management in electronic systems, we focus our investments in these areas. We believe these markets have attractive growth characteristics and enable us to draw on our core competencies. Accordingly, we are pursuing opportunities in wireless LAN, wireless infrastructure, broadband wireless access and power management.

  -- Maintain Technology Leadership. We focus our research and development investments on integrated communications. We have over 500 employees working on innovative wireless and power management architectures. We also have significant experience in analog and mixed-signal process technology and high volume manufacturing. In conjunction with these efforts, we will continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,400 patents.

  -- Provide Systems Level Solutions to Our Customers. We design and develop our semiconductors with a systems level approach that we believe enhances the value of our products as they are designed into and incorporated in our customers' electronic systems. This approach yields early integration of our products into our customers' products, provides opportunities for current design wins, and ultimately increases revenue as our solutions are incorporated within a targeted end application. For example, we have developed radio reference designs that support data rates of up to 54 Mbps for wireless LAN and 155 Mbps for fixed data transmission.

  -- Continue Partnering with Industry Leaders. We partner with industry leaders in each of our target end-user markets to take our strong engineering and design capabilities to commercial levels. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers' end product development.

  -- Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support for our global comprehensive customer service efforts.

Products and Technology

   Our focus products are organized into three principal product groups:
Wireless Access, Communications Analog and Other Analog.

                                     Wireless    Communications
                                      Access         Analog      Other Analog
                                  -------------- -------------- ---------------
Calendar Year 2001 Revenue....... $135.6 million $177.4 million $ 168.1 million
Percentage of Revenue............     28.2%          36.9%           34.9%
Key Customers....................     Cisco         Asustek         Boeing
                                       IBM           Compaq         Siemens
                                     Linksys          Dell            MKS
                                      Nokia           IBM           Acuson
                                      Intel          Intel      Hewlett Packard

Wireless Access

   Our wireless access portfolio represented 28.2% of our calendar year 2001 revenue. Wireless access includes LAN, broadband wireless access and both fixed and mobile wireless infrastructures.

   We are the leading developer of semiconductor solutions for the growing wireless LAN market, focusing our product development around the widely adopted IEEE 802.11 global standards. Since the great majority of wireless networking and equipment manufacturers have or are deploying systems compliant to the
802.11 standards, we support both the standard and the Wireless Ethernet Compatibility Alliance's Wi-Fi(TM) seal of approval.

   Our PRISM(R) family of chip sets addresses the growing demand for wireless networking systems for use in both the home and business. Such systems provide cost effective, wireless access to high data rate broadband communications networks. We believe we are the only supplier producing all the ICs for a complete wireless networking product solution, which includes reference designs, software and all ICs necessary for wireless data communications at data rates of 11 Mbps. We have also developed radio reference designs, software and semiconductors that will support the 802.11a 5 GHz 54 Mbps and 802.11g 2.4 GHz 54 Mbps IEEE standards. All PRISM(R) ICs represent design and manufacturing competence in RF, mixed-signal and digital technologies. The power amplifiers, radio frequency/intermediate frequency, or RF/IF, up and down converters, and quadrature modulator/demodulators are designed and manufactured using either high-performance SiGe process technology or Intersil's own proprietary BiCMOS process. Baseband processors, or BBPs, medium access controllers, or MACs, and integrated BBPs/MACs are designed and manufactured using sub-micron CMOS process technologies.

   Because we design all of the ICs in our wireless chip set and offer design aids such as reference designs and software, we believe this complete solution provides our customers with optimized and matched performance, value and fast time-to-market. We believe the PRISM(R) "turnkey" solution is a critical competitive advantage for us and translates into competitive advantage for our customers, especially in emerging market segments. More than 50 companies including Cisco, Linksys, Nokia, Sony and Symbol have adopted use of the PRISM(R) chip sets in a variety of wireless LAN applications for the home and office.

   Our PRISM(R) II chip set is our second-generation chip set, capable of delivering high-speed wireless networking at data rates of 11 Mbps. Almost seven million PRISM(R) II chip sets have been shipped since the products launched in late 1999. The PRISM(R) II chip set is composed of five highly integrated semiconductors. They are the 2.4 GHz power amplifier, RF/IF up and down converter, IF/BB quadrature modulator/demodulator, BBP and MAC.

   We are in full production of our new PRISM(R) 2.5 chip set supporting the IEEE 802.11b standard. PRISM(R) 2.5 is based on a four chip (versus five chip PRISM(R)II) solution, with a lower total bill of materials cost. We believe that the significant board space reduction achieved by PRISM(R) 2.5 opens the door for many embedded wireless applications. Five notebook manufacturers have introduced products integrating PRISM(R) 2.5, which allows the 802.11 portion to be small enough to use only two-thirds of the card, leaving enough room for a V.90 modem, for example. PRISM(R) 2.5 consists of only four ICs, a power amplifier and detector, an RF/IF converter, a modulator/demodulator with synthesizer, and the world's first integrated, single-chip BBP/MAC. The PRISM(R) 2.5 solution includes these ICs plus software, firmware and a companion voltage-controlled oscillator to give our customers a full-featured solution for designing 802.11b-compliant wireless LAN modules for small, handheld computing devices such as notebook PCs, personal digital assistants and next generation "Web Pad" Internet appliance devices.

   Our next generation is the PRISM(R) 3.0 chip set, which consists of only three chips, providing further integration and a 25% reduction in the customer's bill of materials cost compared to PRISM(R) 2.5. This product began shipping to our customers in December 2001. The reduction in the number of semiconductors and the total number of components on the bill of materials enables smaller wireless LAN radios. Several manufacturers, including Symbol and D-Link, have launched PRISM(R)-based radios on miniature compact flash form factors. This brings 11 Mbps data connectivity to handheld devices for the first time.

   We plan to leverage our leading market position and proven high volume production experience to support new and emerging wireless LAN markets. Our Indigo(TM) 5 GHz wireless platform supporting the IEEE 802.11a standard became available in the fourth quarter of 2001, with customer alpha radios available in the first quarter of 2002. Our 5 GHz technology will include a MAC based on ARM technology, a RF/IF device, an RF transceiver device and a power amplifier.

   We plan to deliver a 5 GHz solution that optimizes radio performance including range and power consumption. Indigo(TM)'s ARM MAC will be designed so as to allow customers to easily add unique software based features including security, quality of service and applications. We are also developing dual band solutions that take advantage of the existing 802.11b global infrastructure.

   Our CommLink(TM) product line addresses another segment of the wireless infrastructure market--mobile cellular base stations. Our CommLink(TM) data converters and function-specific digital signal processor, or DSP, devices are enabling new generations of cellular base stations for 2G, 2.5G and 3G cellular protocols. With the need to expand cellular coverage as well as to upgrade existing cellular base stations to handle increased subscriber density and new data services, infrastructure equipment manufacturers are looking for semiconductor solutions that enable high flexibility while reducing system cost. The CommLink(TM) family of semiconductors enables a Software Defined Radio which can be programmed to handle different cellular protocols (TDMA, CDMA, GSM, UMTS, etc.) while reducing the size and cost of base station equipment.

   We also have developed an OC-3, 155 Mbps fixed wireless modulator/ de-modulator radio design and DSPs for fixed wireless applications including cellular basestation backhaul to network communications.

Communications Analog

   Our communications analog portfolio represented 36.9% of our calendar year 2001 revenue. We have a portfolio of linear, mixed-signal ICs optimized for power management applications and high-speed communications. Communications analog and mixed-signal ICs are primarily targeted at computing and wired and wireless data and voice communications infrastructure applications. We supply our communications analog products to Asustek, Cisco, Compaq, Dell, IBM, Intel, Legend Holdings, Lucent, Siemens and other customers.

   Our power management solutions for communications applications are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. We have also developed new power management ICs for cable and DSL modems, set-top boxes and 24x7 server networks supporting e-commerce on the Internet. Our highly successful Endura(TM) family of pulse width modulator, or PWM, controller ICs is used in about half of all personal computers that utilize Pentium(TM) 4 and AMD Athlon(TM) microprocessors. We recently launched new PWM ICs for notebook computers.

   We introduced the first cost effective multiphase synchronous buck power converters for high-speed microprocessors. This advanced architecture powers Intel Pentium(TM) 4 and AMD Athlon(TM) microprocessors. This new platform of products consists of five controllers (HIP6301, HIP6302, HIP6303, HIP6304 and HIP6311) and three gate drivers (HIP6601A, HIP6602A and HIP6603A). We also offer a complete advanced configuration power interface solution for instant "on" and "sleep mode" capability used to save energy in personal computers.

   The file server and Redundant Array of Independent Disc, or RAID market is another area where we provide complete power solutions, enabling 24x7 reliability. Internet growth, especially e-commerce, is driving the need for high reliability/availability in these applications. Our family of hot swap products allows repair and maintenance of a file server or RAID without shutting down the file server. Our Universal Serial Bus, or USB, protection circuits provide complete protection to all USB ports on PC motherboards and represent a unique and attractive alternative to bulky discrete components.

   Addressing the trend for smaller profile, high performance notebook personal computers and portable appliances, we offer high efficiency, highly integrated power management solutions for Intel, AMD and Transmeta platforms. Our ISL6223 CPU controller meets the requirements of the latest AMD Mobile Athlon(TM) and Duron(TM) CPU platforms.

   With more than 15 years of experience in their design and development, we continue to expand our portfolio of subscriber line interface circuits, or SLICs. SLICs, which are used in many telephone applications, serve two primary functions. First, they interface analog voice signals with digital processors. Second, they serve the simple, yet essential, function of ringing a telephone to signal an incoming call. We introduced an advanced ringing SLIC, which combined both functions into a single SLIC. Thus, the ringing SLIC acts as both an interface into the telephone and also rings the telephone. Our newest ringing SLIC product, a voice over Internet protocol product, enables the use of analog phones in the emerging Internet telephone market, which includes cable modems, DSL Modems and set-top boxes. Our SLIC portfolio of advanced telecom linecard solutions are ideal for today's universal telecom exchange systems, including Plain Old Telephone Service, Private Branch Exchanges, Central Office, Loop Carrier, Fiber in the Loop and Wireless Local Loop.

   Finally, we provide a large portfolio of standard, off-the-shelf communications analog ICs. These products include high-speed operational amplifiers, or op amps, interface ICs, and analog switches and multiplexers. These products typically have long life cycles and are designed into our customers' products, thereby supporting long-term sales. Our primary markets include wired, wireless and high-speed satellite communications.

Other Analog

   Our other analog portfolio represented 34.9% of our calendar year 2001 revenue. Our legacy base product portfolio includes industrial and video ICs, digital products, automotive power management and military qualified analog products. These products typically have long life cycles once designed into our customers' products. Typical products include the industry standard LM324 commodity op amp, Intel 80Cx86 Peripherals, low power instrumentation data converters and automotive power drivers and knock sensors. This base portfolio is sold to a broad range of customers in industrial control, medical, computer, automotive, space and test and measurement instrumentation markets. In connection with the planned closure of our Findlay, Ohio manufacturing facility, we announced our intention to exit our automotive-related business.

Customers And Applications

   We seek to capitalize on our core competencies by focusing on the wireless access and communications analog markets. Within our targeted markets, our products serve a broad range of communications applications delivering next generation solutions.

                         Products            Applications         Key Customers
                         --------            ------------         -------------
Wireless Access.... Wireless LAN,       Wireless LAN           Cisco, Compaq,
                    wireless            providing network      Gemtek, Hewlett
                    infrastructure,     wireless access to     Packard, IBM,
                    broadband wireless  broadband (cable,      Intel, Linksys,
                    access              Ethernet, xDSL, ISDN)  Nokia, Samsung,
                                        networks, video,       Siemens, Sony,
                                        wired and wireless     Symbol
                                        telephony, home
                                        gateways, cellular
                                        base stations,
                                        digital radios,
                                        broadband wireless
                                        modems

Communications
 Analog............ Power management,   File servers, PC       Asustek, Compaq,
                    wired and wireless  motherboards,          Dell, IBM, Intel,
                    data communications printers,              Legend Holdings
                                        workstations, modems,
                                        gateways

Sales, Marketing and Distribution

   In calendar year 2001, we derived about 82% of our sales from original equipment manufacturer, or OEM, customers through our global sales organizations and 18% of our sales through distributors. We operate sales organizations in the Americas, Asia/Pacific and European regions. Our sales organizations are supported by logistics organizations. Product orders flow to our fabs or to one of our foundries where the semiconductor die is made. Most of our semiconductors are assembled and tested through independent subcontractors, except for satellite applications. Products are then shipped to the customer either directly or indirectly via our warehouses in the United States, Asia/Pacific and Europe.

   To serve our customer base, we maintain a small, highly focused, direct sales force selling products for each of our targeted product areas, combined with a network of distributors and manufacturers' representatives. We have dedicated direct sales organizations operating in the Americas, Asia/Pacific and Europe regions that serve our major OEM customers. We have strategically located our sales offices near these major OEM customers. Our sales force is segmented by product line, assuring an application and product focus. We also maintain a dedicated marketing organization, which supports each product area on a regional basis. A summary of net sales and long-lived assets by geographic area is included in Note N--Geographic Information in the Notes to Consolidated Financial Statements.

   Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right of return on some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns. We actively monitor distributor inventories and establish reserves for obsolescence. In our experience, these inventory returns can usually be resold. Manufacturers' representatives generally do not offer products that compete directly with our products, but may offer complementary items manufactured by others. Manufacturers' representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

   We believe that the continued introduction of new products in our target markets is essential to our growth. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development efforts and selective acquisitions. As of December 28, 2001, we had 514 employees engaged in research and development efforts. Our research and development efforts are focused on new product development and improvements in process technology in our growth areas of wireless and power management.

   Giving effect to the sale of the assets of our Discrete Power products group, we invested $106.1 million, $47.0 million and $60.3 million for the 52 weeks ended December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000, respectively in research and development. Each product area maintains independent research and development organizations. We work closely with our major customers in many research and development situations to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance. We also engage in advanced research projects with universities including the University of California in San Diego and the University of Florida.

   Technology and research has also been extended through selective investments in privately held emerging companies. These investments include Sygate and Silicon Wave for wireless products and PowerSmart and Primarion for analog products.

Manufacturing

   We manufacture our products using our own fabs as well as outside foundries. We fabricate wafers at our own facilities in two locations in the United States--Palm Bay, Florida, and Findlay, Ohio. In March 2001, we announced that we will close or sell our Findlay, Ohio facility by September 2002. A portion of the products currently being manufactured there will be transferred to our Palm Bay, Florida facility. The anticipated expenses relating to this closure were recorded in the first quarter of calendar year 2001, and all material negotiations to close the plant have been undertaken.

   We manufacture analog semiconductors in company-owned facilities. Our Palm Bay, Florida facility features 6 inch, 0.6 micron processing capability. We outsource complex sub-micron CMOS and SiGe manufacturing to TSMC and IBM. We utilize an extensive set of manufacturing processes to fabricate our products, including technologies such as: BiCMOS, Power BiCMOS, High Frequency Bipolar, CMOS and Rad Hard Processes. The table below sets forth some information regarding our manufacturing facilities, products, wafer diameter and annual wafer capacity:

                                                                       Annual
                                                                      Capacity
                                                             Wafer   (6" Equiv.
Location                      Products/Functions            Diameter  Wafers)
--------           ---------------------------------------- -------- ----------
Palm Bay,
 Florida..........   Power ICs, telecom SLICs, rad hard ICs  4", 6"   175,000
Findlay, Ohio..... Standard linear/interface ICs, power ICs      5"    95,000

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

   Under a multi-year supply agreement with ChipPAC, Inc., or ChipPAC, their facilities are our preferred provider of semiconductor assembly and test services. We also have limited assembly and test capability in Palm Bay, Florida. We use a number of assembly and test subcontractors for device types and packages that cannot be assembled and tested at ChipPAC's facilities.

   For many of our newer products targeted at the wireless access and communications analog markets, we use outside foundries to manufacture those products using standard CMOS and SiGe processes.

Backlog

   Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Although quantities actually purchased by customers may vary between booking and delivery to the extent customer needs or industry conditions change, our backlog has historically been a reliable indicator of our future revenues. Our backlog was $174.0 million at July 2, 1999, $259.5 million at June 30, 2000, $256.9 million at December 29, 2000 and $120.8 million at December 28, 2001. We expect to ship the backlog at December 28, 2001 within six months of that date.

Seasonality

   An increasing percentage of our products are sold into the computing market. Historically, our third calendar quarter has been the weakest due to model year changeovers in the automotive industry and summer holiday seasons, primarily in Europe. In the future, we expect that the seasonality of our business will change as our business mix shifts towards a higher percentage of communications and computing dependent products and as we discontinue our automotive products.

Competition

   We compete in our targeted markets on the basis of price, technical performance, product features, product system compatibility, customized design, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

   The following chart sets forth our principal competitors by product group:

Product Group                               Principal Competitors
-------------                               ---------------------
Wireless Access......... Agere, Analog Devices, Atheros, Broadcom, Texas Instruments
Communications Analog... Analog Devices, Linear Technology, Maxim, Semtech
Other Analog............ Analog Devices, Maxim, Texas Instruments

Trademarks and Patents

   We own rights to a number of trademarks and patents that are important to our business. Among others, we consider Intersil, PRISM(R), Endura(TM) and CommLink(TM) to be trademarks that are material to our operations.

   Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,400 patents and we have approximately 566 patents pending. Our existing patents begin to expire at a rate of 6% - 9% per year beginning in 2002.

Employees

   Our worldwide workforce consisted of 2,036 employees (full- and part-time) as of December 28, 2001. Of our employees, 1,064 were engaged in manufacturing, 514 were engaged in engineering, 258 were engaged in marketing and sales, 105 were engaged in administration and 95 were engaged in operating our management information systems. We believe that our relations with our employees are satisfactory.

Environmental Matters

   Our operations are subject to environmental laws in the countries in which we operate that regulate, among other things, air and water emissions at our manufacturing facilities; the management and disposal of hazardous substances; and the investigation and remediation of environmental contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of environmental liabilities or claims. We believe, however, that our operations are in substantial compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $7.4 million and $4.8 million in each of fiscal years 1999 and 2000, respectively. In addition, we spent about $1.9 million in the transition period ended December 29, 2000 and $2.6 million in fiscal year 2001 to comply with these regulations.

   Final fieldwork for the closure of the former industrial wastewater treatment ponds at our facilities in Findlay, Ohio was completed in October 2000. The Ohio Environmental Protection Agency approved the Final Closure Plan in July 2001, and we submitted a Certificate of Closure in September 2001. The project was completed as a clean closure.

   The Harris facilities in Palm Bay, Florida, including our adjacent facilities, are listed on the National Priorities List, or NPL, for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Remediation activities associated with that portion of the NPL site located on our property have ceased. However, Harris is still obligated to conduct groundwater monitoring on our property for an unspecified period of time.

   Our former facility in Kuala Lumpur, Malaysia, which we sold to ChipPAC in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. Based on the composition of materials in the groundwater, and due to the facts that materials stored on the pad were removed in September 1999 and its operation was discontinued, this contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Also, the industrial wastewater treatment plant at building #4 (IWTP4) did not have sufficient hydraulic capacity to effectively treat the wastewater flows associated with the level of production at the time of the sale to ChipPAC.

   Our former facilities in Mountaintop, Pennsylvania have known groundwater and subsurface contamination from past operations, all of which occurred prior to our acquisition of those facilities from Harris and some of which occurred prior to Harris' acquisition of those facilities from General Electric Company. Some remediation has been conducted and additional remediation may be required. Also, the fluoride pretreatment plant for industrial wastewater is not operating to design specifications and this occasionally causes discharges to the local sanitary authority to exceed pretreatment standards. Pilot studies are in progress to address design deficiencies and local discharge requirements.

   Harris has agreed to indemnify us for the cost of addressing environmental conditions created prior to our ownership of these facilities, and we gave ChipPAC a similar indemnity regarding the Malaysia facility. ChipPAC has made indemnification claims against us regarding the groundwater contamination and the operation of the IWTP4 at the Malaysia facility. Similarly, we have made indemnification claims against Harris regarding all of these projects except the one regarding the operation of the IWTP4 at our former Malaysia facility, which is due to an increase in production activity that occurred after we acquired the facility from Harris. We have offered and are continuing to negotiate a cash settlement with ChipPAC to upgrade the IWTP4. Based on the historical costs of these projects and previous experience with other remediation activities, we do not believe that the future cleanup costs will be material, even without the indemnification.

   Future laws or regulations and changes in the existing environmental laws or regulations may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our business, financial condition or results of operations, we cannot predict with certainty our future costs of compliance because of changing standards and requirements. We cannot be certain that materials costs will not be incurred in connection with the future compliance with environmental laws or with future cleanup costs related to currently unknown contamination.

Item 2. Properties

   In the United States, we lease our corporate headquarters in Irvine, California. Additional manufacturing, warehouse and office facilities are housed in about 846,000 square feet and 270,000 square feet of space in properties owned by us in Palm Bay, Florida and Findlay, Ohio, respectively. We plan to shut-down our Findlay, Ohio operation in the second half of calendar year 2002. This action was announced in the first quarter of calendar year 2001 as part of our corporate restructuring.

   Our primary engineering activity takes place in Palm Bay, Florida. In addition, we conduct engineering activities in our leased corporate headquarters in Irvine, California and in leased facilities in Durham, North Carolina (Research Triangle Park), Somerville, New Jersey, Scottsdale, Arizona, San Antonio, Texas, Seattle, Washington and Bilthoven, The Netherlands.

   We maintain regional sales offices in Irvine, California, Palm Bay, Florida, Framingham, Massachusetts, Dallas, Texas, San Jose, California, Carmel, Indiana, Hauppauge, New York, Phoenix, Arizona, Lausanne, Switzerland, Munich, Germany, Milan, Italy, Camberly, United Kingdom, Brussels, Belgium, Paris, France, Danderyd, Sweden, Espoo, Finland, Taipei, Taiwan, Tokyo, Japan, Seoul, South Korea, Hong Kong, China and Singapore, Singapore. All of our offices are leased generally under short-term leases, except our offices in Palm Bay, Florida.

   We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient production capacity to meet our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

   From time to time we are involved in legal proceedings arising in the ordinary course of business. Reorganization of Harris' sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris' name. The Court dismissed Giesting's tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney's fees. We continue to believe that Giesting's claims are without merit. Both parties are appealing various aspects of the judgment. On June 29, 2001, we successfully acquired a supersedeas bond staying enforcement of the judgment pending appeal.

   On November 23, 1998, Harris filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson's U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. We are discussing the next steps going forward with Harris' counsel to ensure that our SLIC sales can proceed unimpeded.

   We and certain of our present officers as well as our lead initial public offering underwriter and lead underwriter of our other offerings, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our Underwriting Agreement, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the officers and directors named in the complaints, made claims under relevant provisions of our directors' and officers' liability insurance policies.

   On or about March 9, 2001, Proxim filed suit against us and Cisco in the United States District Court for the District of Massachusetts. Proxim is alleging that we and Cisco have infringed three United States Patents-- 5,077,753, 5,809,060, and 6,075,812--by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate our PRISM(R) chip sets. We are defending Cisco against the infringement claims.

   Also in March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission, or ITC. Proxim's claims focus in part on our products, and some of the companies involved in these proceedings are direct purchasers of our products and have sought indemnification from us. We have agreed to defend one or more of these companies, and have joined the proceedings before the ITC as a party so that we can do so. A trial at the ITC is expected to take place in August 2002. The District of Massachusetts has stayed Proxim's case in that court pending completion of the ITC proceedings. Proceedings in the District of Delaware are just beginning. Motions are currently pending to stay the Delaware suit pending completion of the ITC proceedings.

   We are partially indemnified by Harris for the claims made by Proxim. We believe the claims against us and our customers are without merit and we are vigorously defending against Proxim's claims and pursuing our and our customer's claims against Proxim.

   It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2001.

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

                                                                  High   Low
                                                                 ------ ------
First quarter of 2000 (from February 25, 2000 to March 31,
 2000).......................................................... $66.00 $46.50
Second quarter of 2000 (from April 1, 2000 to June 30, 2000).... $58.50 $27.50
Third quarter of 2000 (from July 1, 2000 to September 29,
 2000).......................................................... $67.00 $42.56
Fourth quarter of 2000 (from September 30, 2000 to December 29,
 2000).......................................................... $57.88 $19.06
First quarter of 2001 (from December 30, 2000 to March 30,
 2001).......................................................... $33.38 $13.88
Second quarter of 2001 (from March 31, 2001 to June 29, 2001)... $40.51 $15.00
Third quarter of 2001 (from June 30, 2001 to September 28,
 2001).......................................................... $42.36 $21.65
Fourth quarter of 2001 (from September 29, 2001 to December 28,
 2001).......................................................... $40.02 $25.49

   (b) Holders. On March 1, 2002 the last reported sale price for our Class A Common Stock was $29.90 per share. As of March 1, 2002, there were about 16,000 holders of our Class A Common Stock.

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

Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA

   The following table sets forth selected financial data for Intersil and its predecessor. The historical financial data as of and for the fiscal year ended 1999 and for the six weeks ended August 13, 1999 are derived from our predecessor's audited consolidated financial statements included elsewhere in this report. The historical financial data as of and for the fiscal years ended 1997 and 1998, which are not included elsewhere in this report, are derived from our predecessor's audited consolidated financial statements, respectively. The historical financial data as of and for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, and the 52 weeks ended December 28, 2001 are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations". For fiscal years 1997 and 1998, the results of operations of our Discrete Power products group are not available from our predecessor's records.

                                                 Predecessor Successor  Successor    Successor
                             Predecessor          Six Weeks  46 Weeks    26 Weeks     52 Weeks
                             Fiscal Years           Ended      Ended      Ended        Ended
                         ----------------------  August 13,  June 30,  December 29, December 28,
                          1997    1998    1999      2000       2000        2000         2001
                         ------  ------  ------  ----------- --------- ------------ ------------
                                   (dollars in millions, except per share amounts)
Statement of Operations
 Data:
 Revenue................ $545.3  $576.8  $371.0     $36.6     $411.7     $  330.9     $  481.1
Costs and expenses
 Gross margin...........  199.3   207.5   145.8      12.0      180.8        169.5        222.5
 Research and
  development...........   75.2    75.1    58.4       7.5       60.3         47.0        106.1
 Selling, general and
  administrative........   99.3    98.2    77.7      10.1       89.4         65.3         93.5
 Harris corporate
  expense allocation....   10.0    10.0     9.3       1.2        --           --           --
 Intangible
  amortization..........    2.3     2.3     2.4       0.3        9.0         15.3         44.2
 In-process research and
  development...........    --      --      --        --        20.2         25.4          --
 Impairment of long-
  lived assets..........    --      --      --        --         --           --           7.6
 Restructuring..........    --      --      --        --         --           --          32.4
 Other..................    --      --      --        --         1.2          --           --
                         ------  ------  ------    ------     ------     --------     --------
Operating income
 (loss).................   12.5    21.9    (2.0)     (7.1)       0.7         16.5        (61.3)
 Loss on sale of
  Malaysian operation...    --      --      --        --        24.8          --           --
 Impairment on
  investments...........    --      --      --        --         --           --           8.2
 Interest, net..........   (0.6)   (0.9)   (1.2)     (0.1)      38.3         (2.6)       (18.6)
                         ------  ------  ------    ------     ------     --------     --------
 Income (loss) before
  sale of certain
  operations, income
  taxes, extraordinary
  item and cumulative
  effect of a change in
  accounting principle..   13.1    22.8    (0.8)     (7.0)     (62.4)        19.0        (50.9)
Operating results of
 certain operations
 disposed of during 2001
 Net sales..............    --      --    161.7      20.7      185.1        104.5         38.5
 Costs and expenses.....    --      --   (139.5)    (16.8)    (140.2)       (79.7)       (41.5)
                         ------  ------  ------    ------     ------     --------     --------
                            --      --     22.2       3.9       44.9         24.8         (3.0)
                         ------  ------  ------    ------     ------     --------     --------
Gain on sale of certain
 operations.............    --      --      --        --         --           --         168.4
                            --      --     22.2       3.9       44.9         24.8        165.4
                         ------  ------  ------    ------     ------     --------     --------
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............   13.1    22.8    21.4      (3.1)     (17.5)        43.9        114.5
 Income taxes
  (benefit).............    1.9     9.9    (6.0)     (0.1)      (0.3)        30.8         62.4
                         ------  ------  ------    ------     ------     --------     --------
 Income (loss) before
  extraordinary item and
  cumulative effect of a
  change in accounting
  principle.............   11.2    12.9    27.4      (3.0)     (17.2)        13.1         52.1
 Extraordinary item--
  loss on extinguishment
  of debt, net of tax
  effect................    --      --      --        --       (25.5)        (5.9)       (12.2)
                         ------  ------  ------    ------     ------     --------     --------
 Income (loss) before
  cumulative effect of a
  change in accounting
  principle.............   11.2    12.9    27.4      (3.0)     (42.7)         7.2         39.9
 Cumulative effect of
  adoption of FAS 133,
  net of tax effect.....    --      --      --        --         --          (0.2)         --
                         ------  ------  ------    ------     ------     --------     --------
Net income (loss).......   11.2    12.9    27.4      (3.0)     (42.7)         7.0         39.9
Preferred dividends.....    --      --      --        --         5.4          --           --
                         ------  ------  ------    ------     ------     --------     --------
Net income (loss) to
 common shareholders.... $ 11.2  $ 12.9  $ 27.4    $ (3.0)    $(48.1)    $    7.0     $   39.9
                         ======  ======  ======    ======     ======     ========     ========
Basic earnings (loss)
 per share:
 Income (loss) before
  extraordinary item....                                      $(0.30)    $   0.13     $   0.49
 Extraordinary item.....                                       (0.33)       (0.06)       (0.11)
                                                              ======     ========     ========
Income (loss) per
 share..................                                      $(0.63)    $   0.07     $   0.38
                                                              ======     ========     ========
Diluted earnings (loss)
 per share:
 Income (loss) before
  extraordinary item....                                      $(0.30)    $   0.13     $   0.48
 Extraordinary item.....                                       (0.33)       (0.06)       (0.11)
                                                              ======     ========     ========
 Income (loss) per
  share.................                                      $(0.63)    $   0.07     $   0.37
                                                              ======     ========     ========
Weighted average common
 share outstanding:
 Basic..................                                        76.7        101.0        105.7
                                                              ======     ========     ========
 Diluted................                                        76.7        105.2        108.9
                                                              ======     ========     ========
Balance Sheet Data (end
 of period):
Cash and cash
 equivalents............ $  --   $  --   $  --     $  1.4     $211.9     $  352.6     $  601.5
Total assets............  733.3   810.3   761.2     736.1      933.9      1,229.8      1,200.2
Long-term debt,
 including current
 portion................    1.4     4.1     4.6       4.5      116.6         65.5          --
Total shareholders'
 equity/business
 equity.................  646.2   699.1   658.9     657.3      679.0      1,011.0      1,057.2

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

   This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management's beliefs, and certain assumptions we have made, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," and variations of these words or similar expressions are intended to identify "forward-looking statements." In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are "forward-looking statements." Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any "forward-looking statement" as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company's and its customers' products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These "forward-looking statements" are made only as of the date hereof, and the Company undertakes no obligation to update or revise the "forward-looking statements", whether as a result of new information, future events or otherwise.

Overview

   We provide system level solutions for the wireless access and communications analog markets. We focus on high data rate wireless connectivity, power management and wireless and wired communications infrastructure. We use our expertise in digital and analog semiconductors and radio and software design to deliver chip sets, components, software and licensable application designs for communications and computing customers.

Basis of Presentation

   We were formed on August 13, 1999 through a series of transactions, in which we and our wholly owned subsidiary, Intersil Communications, Inc., or Intersil Communications, acquired the semiconductor business of Harris Corporation, or Harris. Intersil Corporation, or Intersil and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor.

   The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil was $504.3 million in cash of which $420.0 million was financed through borrowings and the issuance of a $90 million PIK Note to Harris. The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair values. The fair values of the net assets acquired exceeded the purchase price resulting in negative goodwill of $200.0 million. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values. The most significant effects were to decrease property, plant and equipment and to increase certain intangibles and liabilities.

   Certain financial information for the periods prior to August 13, 1999 is not comparable to periods subsequent to August 13, 1999. All statement of operations information for the 26 weeks and the 52 weeks ended December 31, 1999 represents the combined results of the semiconductor business from July 3, 1999 and January 2, 1999, respectively, through August 13, 1999 and Intersil from August 14, 1999 through December 31, 1999.

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

   On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation, or Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. The consolidated balance sheet as of December 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild. Additionally, the operating results of our Discrete Power products group are shown under the caption "Operating results of certain operations disposed of during 2001" in the consolidated statements of operations.

Quarterly Results

   The following table sets forth the unaudited historical quarterly revenue of our product groups with and without our Discrete Power products group:

                              Calendar Year 2000          Calendar Year 2001
                          --------------------------- ---------------------------
                            Q1     Q2     Q3     Q4     Q1     Q2     Q3     Q4
                          ------ ------ ------ ------ ------ ------ ------ ------
                                               (In millions)
Revenue
 Wireless Access........  $ 22.1 $ 29.8 $ 51.4 $ 59.8 $ 35.9 $ 32.4 $ 29.6 $ 37.7
 Communications Analog..    44.3   54.3   56.6   51.8   42.6   39.8   45.7   49.3
 Other Analog...........    51.3   54.1   58.2   53.1   49.3   46.1   38.1   34.6
 Discrete Power.........    53.2   53.0   52.5   52.1   38.4    --     --     --
                          ------ ------ ------ ------ ------ ------ ------ ------
 Total revenue..........  $170.9 $191.2 $218.7 $216.8 $166.2 $118.3 $113.4 $121.6
                          ====== ====== ====== ====== ====== ====== ====== ======
Total revenue excluding
 Discrete Power.........  $117.7 $138.2 $166.2 $164.7 $127.8 $118.3 $113.4 $121.6

   During calendar year 2001, the semiconductor industry experienced a slowdown in both the wireless access and communications analog markets. Additionally, we have experienced slowing demand for our other analog products aimed primarily at the automotive and industrial markets.

   The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. Based on our history, we expect to realize productivity gains that will offset the decline in average selling prices and therefore we do not anticipate a significant adverse effect on our financial condition.

Calendar Year 2001 Compared with Calendar Year 2000

   The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

                                   Year Ended                Year Ended
                            ------------------------- -------------------------
                                           Combined                  Combined
                            December 28, December 29, December 28, December 29,
                                2001         2000         2001         2000
                            ------------ ------------ ------------ ------------
                                 (in thousands)
Revenue
  Wireless Access.........    $135,589     $163,065       28.2%        27.8%
  Communications Analog...     177,393      206,994       36.9%        35.3%
  Other Analog............     168,084      216,803       34.9%        36.9%
                              --------     --------      -----        -----
   Total..................     481,066      586,862      100.0%       100.0%
Costs and expenses
  Cost of product sales...     258,615      304,520       53.8%        51.9%
  Research and
   development............     106,087       84,885       22.1%        14.5%
  Selling, general and
   administrative.........      93,526      119,675       19.4%        20.4%
  Intangible
   amortization...........      44,175       20,815        9.2%         3.5%
  In-process research and
   development............         --        25,440        --           4.3%
  Impairment of long-lived
   assets.................       7,583          --         1.6%         --
  Restructuring...........      32,419          --         6.7%         --
  Other...................         --         1,177        --           0.2%
                              --------     --------      -----        -----
Operating income (loss)...     (61,339)      30,350      -12.8%         5.2%
  Loss on sale of
   Malaysian operation....         --        24,825        --           4.2%
  Interest, net...........     (18,610)      11,343       -3.9%         1.9%
  Impairment on
   investments............       8,242          --         1.7%         --
                              --------     --------      -----        -----
  Loss before sale of
   certain operations,
   income taxes,
   extraordinary item and
   cumulative effect of a
   change in accounting
   principle..............     (50,971)      (5,818)     -10.6%        -1.0%
Operating results of
 certain operations
 disposed of during 2001
  Net sales...............      38,460      210,694        8.0%        35.9%
  Costs and expenses......     (41,447)    (158,049)      -8.6%       -26.9%
                              --------     --------      -----        -----
                               (2,987)       52,645       -0.6%         9.0%
Gain on sale of certain
 operations...............     168,437          --        35.0%         --
                              --------     --------      -----        -----
                               165,450       52,645       34.4%         9.0%
                              --------     --------      -----        -----
Income before income
 taxes, extraordinary item
 and cumulative effect of
 a change in accounting
 principle................     114,479       46,827       23.8%         8.0%
Income taxes..............      62,405       29,071       13.0%         5.0%
                              --------     --------      -----        -----
Income before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................      52,074       17,756       10.8%         3.0%
Extraordinary item--loss
 on extinguishment of
 debt, net of tax effect..     (12,185)     (31,409)      -2.5%        -5.4%
                              --------     --------      -----        -----
Income (loss) before
 cumulative effect of a
 change in accounting
 principle................      39,889      (13,653)       8.3%        -2.3%
Cumulative effect of
 adoption of FAS 133, net
 of tax effect............         --          (197)       --           0.0%
                              --------     --------      -----        -----
Net income (loss).........    $ 39,889     $(13,850)       8.3%        -2.4%
                              ========     ========      =====        =====

--------
Note:Amounts may not add due to rounding.

 Revenue

   Revenue from continuing operations for the 52 weeks ended December 28, 2001 decreased 18.0% to $481.1 million from $586.9 million during the 52 weeks ended December 29, 2000. The decline is the result of an overall industry slowdown in demand for wireless and communications products.

   Geographically, 32.9%, 48.0% and 19.1% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 52 weeks ended December 28, 2001 compared to 43.4%, 33.4% and 23.2% during the 52 weeks ended December 29, 2000. This change is the result of increased demand from Asian-based customers and increased customer use of Asian-based contract manufacturers.

 Gross Margin

   Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing, warranty and sustaining engineering expenses pertaining to products sold. In the 52 weeks ended December 28, 2001, gross margin on product sales decreased 21.2% to $222.5 million from $282.3 million in the 52 weeks ended December 29, 2000. As a percentage of sales, gross margin was 46.2% during the 52 weeks ended December 28, 2001 compared to 48.1% during the 52 weeks ended December 29, 2000. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We anticipate that future gross margin percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

 Research and Development ("R&D")

   R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 25.0% to $106.1 million during the 52 weeks ended December 28, 2001 from $84.9 million during the 52 weeks ended December 29, 2000. The increase was the result of our continued investment in PRISM(R) chip sets, broadband wireless access products and power management ICs, focusing on communications and computing products. As a percentage of sales, R&D expenses increased to 22.1% for the 52 weeks ended December 28, 2001 from 14.5% for the 52 weeks ended December 29, 2000.

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

                                                         Fair Value    Stage of
   Product                                              (in millions) Completion
   -------                                              ------------  ----------
   SM/SD 7060..........................................    $25.1         86%
   Other...............................................      0.3      56% - 70%
                                                           -----
     Total.............................................    $25.4
                                                           =====

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

   At December 28, 2001, all of these in-process R&D projects had either completed all phases of design, development and testing or had been discontinued. No future development expenses are anticipated for these projects.

 Selling, General and Administrative ("SG&A")

   SG&A costs, which include marketing, selling, general and administrative expenses decreased to $93.5 million during the 52 weeks ended December 28, 2001 from $119.7 million during the 52 weeks ended December 29, 2000. The decline was due to implementation of defined restructuring activities and general cost control initiatives. As a percentage of sales, SG&A costs decreased to 19.4% for the 52 weeks ended December 28, 2001 from 20.4% for the 52 weeks ended December 29, 2000. We expect SG&A expenses to remain relatively flat during 2002.

 Intangible Assets

   Amortization of intangible assets increased to $44.2 million for the 52 weeks ended December 28, 2001 from $20.8 million for the same time period in calendar year 2000. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. These assets are being amortized over their useful lives ranging from five to 11 years. Amortization expense attributable to goodwill and indefinite lived intangible assets amounted to $32.7 million and $13.3 million for the 52 weeks ended December 28, 2001 and December 29, 2000, respectively.

 Loss on Sale of Malaysian Operation

   On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC. As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

 Interest Expense

   Interest expense for the 52 weeks ended December 28, 2001 is not comparable to interest expense for the 52 weeks ended December 29, 2000 due to changes in our debt and cash positions during those time periods. Specifically, we experienced an increase in available cash and cash equivalents from the sale of the assets of the Discrete Power products group. Additionally, we experienced a decrease in our interest expense due to the continuous reduction and eventual elimination of our long-term debt during calendar year 2000 and into the first quarter of calendar year 2001.

 Restructuring and Other Charges

   In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller's, or VAR's, channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) in the 52 weeks ended December 28, 2001. The plans include certain exit costs and employee termination benefits. Benefits from these restructuring plans will be realized as these specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

                                                                    Balance
                                                                  December 28,
                                              Reserve Utilization     2001
                                              ------- ----------- ------------
                                                       (in millions)
   Restructuring costs
     Employee termination costs
       Findlay, Ohio facility closure........  $16.4    $ (2.8)      $13.6
       SiCOM board business exit.............    0.3      (0.3)        --
       NWN VAR business exit.................    0.2      (0.2)        --
                                               -----    ------       -----
                                                16.9      (3.3)       13.6
     Other exit costs
       Findlay, Ohio facility decommission
        costs................................    4.5      (0.4)        4.1
       SiCOM asset removal and related
        costs................................   10.0     (10.0)        --
       SiCOM contract cancellation costs.....    1.0      (0.8)        0.2
                                               -----    ------       -----
                                                15.5     (11.2)        4.3
                                               -----    ------       -----
         Total restructuring costs...........  $32.4    $(14.5)      $17.9
                                               =====    ======       =====

   In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of December 28, 2001, approximately 22% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 9 months.

   Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay, Ohio site to a marketable condition. We wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We terminated some existing contracts in connection with the exit of the modem board assembly manufacturing process and have recognized the associated termination costs as part of this restructuring.

   In connection with the phased closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

 Impairment on Investments

   Marketable securities consist of shares of ChipPAC common stock that have been classified as other assets. They are recorded at fair value, which is determined based on quoted market prices.

   During the 52 weeks ended December 28, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to our investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

 Gain on Sale of Certain Operations

   On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date.

   At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and five in Asia/Pacific. As of December 28, 2001, approximately 86% of the affected employees had been terminated with the balance to be terminated before March 31, 2002.

   Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement requires that we provide systems support to Fairchild for up to 12 months from the date of sale. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also identified approximately five foreign sales offices that we would close as a result of the sale. These offices will be closed prior to March 31, 2002.

   The results of operations of the Discrete Power products group have been segregated and separately reported below operating income.

 Extraordinary Item

   During the 52 weeks ended December 28, 2001, we repurchased all $61.4 million of our outstanding 13.25% Senior Subordinated Notes in the open market. These repayments included certain pre-payment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect), of $12.2 million. The extraordinary charges consisted of the write-off of deferred financing fees and premiums paid on repurchase.

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

 Tax Expense

   The tax provision for the 52 weeks ended December 28, 2001 is not comparable to the tax provision for the 52 weeks ended December 29, 2000 due to the gain generated from the sale of the assets of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001.

 Backlog

   We had backlog at December 28, 2001 of $120.8 million compared to $256.9 million at December 29, 2000. Approximately $72.3 million of our December 29, 2000 backlog was related to our Discrete Power products group which we sold during the first quarter of calendar year 2001.

Calendar Year 2000 Compared with Calendar Year 1999

   The following table sets forth supplemental statement of operations data in dollars and as a percentage of revenue for Intersil and its predecessor for the periods indicated:

                                              Supplemental
                           ---------------------------------------------------
                                52 Weeks Ended            52 Weeks Ended
                           ------------------------- -------------------------
                            Successor     Combined    Successor     Combined
                           December 29, December 31, December 29, December 31,
                               2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
                                (in thousands)
Revenue
  Wireless Access.........  $ 163,065    $  49,555       27.8%        12.7%
  Communication Analog....    206,994      125,853       35.3%        32.3%
  Other Analog............    216,803      214,624       36.9%        55.0%
                            ---------    ---------      -----        -----
    Total.................    586,862      390,032      100.0%       100.0%
Costs and expenses
  Cost of product sales...    304,520      228,614       51.9%        58.6%
  Research and
   development............     84,885       62,455       14.5%        16.0%
  Selling, general and
   administrative.........    119,675       84,585       20.4%        21.7%
  Intangible
   amortization...........     20,815        5,074        3.5%         1.3%
  In-process research and
   development............     25,440       20,239        4.3%         5.2%
  Other...................      1,177        6,153        0.2%         1.6%
                            ---------    ---------      -----        -----
Operating income (loss)...     30,350      (17,088)       5.2%        -4.4%
  Loss on sale of
   Malaysian operation....     24,825          --         4.2%         0.0%
  Interest, net...........     11,343       23,381        1.9%         6.0%
                            ---------    ---------      -----        -----
Loss before sale of
 certain operations,
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................     (5,818)     (40,469)      -1.0%       -10.4%
Operating results of
 certain operations
 disposed of during 2001
  Net sales...............    210,694      188,142       35.9%        48.2%
  Costs and expenses......   (158,049)    (154,769)     -26.9%       -39.7%
                            ---------    ---------      -----        -----
                               52,645       33,373        9.0%         8.6%
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................     46,827       (7,096)       8.0%        -1.8%
Income taxes (benefit)....     29,071       (3,350)       5.0%        -0.9%
                            ---------    ---------      -----        -----
Income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................     17,756       (3,746)       3.0%        -1.0%
Extraordinary item--loss
 on extinguishment of
 debt, net of tax effect..    (31,409)         --        -5.4%         0.0%
                            ---------    ---------      -----        -----
Loss before cumulative
 effect of a change in
 accounting principle.....    (13,653)      (3,746)      -2.3%        -1.0%
Cumulative effect of
 adoption of FAS 133, net
 of tax effect............       (197)          --        0.0%         0.0%
                            ---------    ---------      -----        -----
Net loss..................  $ (13,850)   $  (3,746)      -2.4%        -1.0%
                            =========    =========      =====        =====

--------
Note:Amounts may not add due to rounding.

 Revenue

   Revenue for the 52 weeks ended December 29, 2000 increased 50.5% to $586.9 million from $390.0 million during the combined 52 weeks ended December 31, 1999. The growth was the result of increased demand for communications products and overall improved market conditions. Wireless Access sales growth of 229% for the 52 weeks ended December 29, 2000 versus the same time period in calendar year 1999 was driven by increased market acceptance of our PRISM(R) products.

   Geographically, 43.4%, 33.4% and 23.2% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 52 weeks ended December 29, 2000 compared to 45.2%, 25.4% and 29.4% during the 52 weeks ended December 31, 1999. This change in mix was the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

 Gross Margin

   Gross margin on product sales increased 74.9% to $282.3 million in the 52 weeks ended December 29, 2000, from $161.4 million in the combined 52 weeks ended December 31, 1999. As a percentage of sales, gross margin was 48.1% during the 52 weeks ended December 29, 2000 compared to 41.4% during the 52 weeks ended December 31, 1999. This increase was due primarily to a shift in sales from our historical mix of products to a higher percentage of our communications products. Our communications products, which include our wireless access products, generally carry higher margins. Increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements, and manufacturing cost improvement projects contributed to the margin improvement.

 R&D

   R&D expenses increased 35.9% to $84.9 million during the 52 weeks ended December 29, 2000 from $62.5 million during the 52 weeks ended December 31, 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percentage of sales, R&D expenses declined to 14.5% for the 52 weeks ended December 29, 2000 from 16.0% for the 52 weeks ended December 31, 1999.

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

                                                         Fair Value    Stage of
   Product                                              (in millions) Completion
   -------                                              ------------  ----------
   SM/SD 7060..........................................    $25.1          86%
   Other...............................................      0.3      56% - 70%
                                                           -----
     Total ............................................    $25.4
                                                           =====

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

   At December 28, 2001, all of these in-process R&D projects had either completed all phases of design, development and testing or had been discontinued. No future development expenses are anticipated for these projects.

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

 SG&A

   SG&A costs increased to $119.7 million during the 52 weeks ended December 29, 2000 from $84.6 million during the 52 weeks ended December 31, 1999. The increase was due to additional selling costs resulting from higher sales in calendar year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $6.2 million for the 52 weeks ended December 31, 1999. As a percentage of sales, SG&A costs decreased to 20.4% for the 52 weeks ended December 29, 2000 from 21.7% for the 52 weeks ended December 31, 1999.

 Intangible Assets

   Amortization of intangible assets increased to $20.8 million for the 52 weeks ended December 29, 2000 from $5.1 million for the same time period in calendar year 1999. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. Additionally, 52 weeks of amortization was recognized in calendar year 2000 on the opening balance sheet intangible assets versus 20 weeks in calendar year 1999. These assets are being amortized over their useful lives ranging from five to 11 years.

 Loss on Sale of Malaysian Operation

   On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC. As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

 Results of Certain Operations Sold

   On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild. The results of operations of the Discrete Power products group have been segregated and separately reported below operating income.

 Interest Expense

   Interest expense for the 52 weeks ended December 29, 2000 is not comparable to interest expense for the 52 weeks ended December 31, 1999 due to changes in our debt and cash positions during those time periods.

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

 Tax Expense

   The pro forma tax provision for the 52 weeks ended December 29, 2000 is not comparable to the pro forma tax benefit for the 52 weeks ended December 31, 1999 due to differences in our tax structure as compared to that of our combined tax reporting structure with that of the semiconductor business of Harris.

 Backlog

   We had backlog at December 29, 2000 of $256.9 million compared to $192.4 million at December 31, 1999. The increase was due to increased demand for our communications products and improved market conditions. Approximately $72.3 million and $61.6 million of our December 29, 2000 and December 31, 1999 backlog was related to our Discrete Power products group.

26 Weeks Ended December 29, 2000 Compared with Combined 26 Weeks Ended December 31, 1999

   The following table sets forth statement of operations data in dollars and as a percentage of revenue for Intersil and its predecessor for the periods indicated:

                                26 Weeks Ended            26 Weeks Ended
                           ------------------------- -------------------------
                            Successor     Combined    Successor     Combined
                           December 29, December 31, December 29, December 31,
                               2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
                                (in thousands)
Revenue
  Wireless Access.........   $111,180     $ 26,803       33.6%        13.9%
  Communication Analog....    108,411       66,073       32.8%        34.3%
  Other Analog............    111,304       99,507       33.6%        51.7%
                             --------     --------      -----        -----
    Total.................    330,895      192,383      100.0%       100.0%
Costs and expenses
  Cost of product sales...    161,391      112,488       48.8%        58.5%
  Research and
   development............     46,990       29,938       14.2%        15.6%
  Selling, general and
   administrative.........     65,305       45,091       19.7%        23.4%
  Intangible
   amortization...........     15,271        3,806        4.6%         2.0%
  In-process research and
   development............     25,440       20,239        7.7%        10.5%
  Other...................        --         1,164        0.0%         0.6%
                             --------     --------      -----        -----
Operating income (loss)...     16,498      (20,343)       5.0%       -10.6%
  Interest, net...........     (2,547)      24,242       -0.8%        12.6%
                             --------     --------      -----        -----
  Income (loss) before
   sale of certain
   operations, income
   taxes, extraordinary
   item and cumulative
   effect of a change in
   accounting principle...     19,045      (44,585)       5.8%       -23.2%
Operating results of
 certain operations
 disposed of during 2001
  Net sales...............    104,557       99,698       31.6%        51.8%
  Costs and expenses......    (79,746)     (78,721)     -24.1%       -40.9%
                             --------     --------      -----        -----
                               24,811       20,977        7.5%        10.9%
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................     43,856      (23,608)      13.3%       -12.3%
Income taxes..............     30,759        1,297        9.3%         0.7%
                             --------     --------      -----        -----
Income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle................     13,097      (24,905)       4.0%       -12.9%
Extraordinary item--loss
 on extinguishment of
 debt, net of tax effect..     (5,891)         --        -1.8%         0.0%
                             --------     --------      -----        -----
Income (loss) before
 cumulative effect of a
 change in accounting
 principle................      7,206      (24,905)       2.2%       -12.9%
Cumulative effect of
 adoption of FAS 133, net
 of tax effect............       (197)         --        -0.1%         0.0%
                             --------     --------      -----        -----
Net income (loss).........   $  7,009     $(24,905)       2.1%       -12.9%
                             ========     ========      =====        =====

--------
Note:Amounts may not add due to rounding.

 Revenue

   Revenue for the 26 weeks ended December 29, 2000 increased 72.0% to $330.9 million from $192.4 million during the combined 26 weeks ended December 31, 1999. The growth is the result of increased demand for communications products and overall improved market conditions. Wireless Access sales growth of

315% for the 26 weeks ended December 29, 2000 versus the same time period in calendar year 1999 was driven by increased market acceptance of our PRISM(R) products.

   Geographically, 41.8%, 36.4% and 21.8% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 26 weeks ended December 29, 2000 compared to 42.2%, 27.6% and 30.2% during the combined 26 weeks ended December 31, 1999. This change in mix is the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

 Gross Margin

   Gross margin on product sales increased 112.1% to $169.5 million in the 26 weeks ended December 29, 2000 from $79.9 million in the combined 26 weeks ended December 31, 1999. As a percentage of sales, gross margin was 51.2% during the 26 weeks ended December 29, 2000 compared to 41.5% during the combined 26 weeks ended December 31, 1999. This increase was due primarily to a sales shift from our historical mix of products to a higher percentage of our communications products. Our communications products, which include our wireless access products, generally carry higher margins. Increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements and manufacturing cost improvement projects contributed to the margin improvement.

 R&D

   R&D expenses increased 57.0% to $47.0 million during the 26 weeks ended December 29, 2000 from $29.9 million during the combined 26 weeks ended December 31, 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percentage of sales, R&D expenses decreased to 14.2% for the 26 weeks ended December 29, 2000 from 15.6% for the combined 26 weeks ended December 31, 1999.

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

                                                         Fair Value    Stage of
   Product                                              (in millions) Completion
   -------                                              ------------  ----------
   SM/SD 7060..........................................    $25.1          86%
   Other...............................................      0.3      56% - 70%
                                                           -----
     Total.............................................    $25.4
                                                           =====

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

   At December 28, 2001, all of these in-process R&D projects had either completed all phases of design, development and testing or had been discontinued. No future development expenses are anticipated for these projects.

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

 SG&A

   SG&A costs increased to $65.3 million during the 26 weeks ended December 29, 2000 from $45.1 million during the combined 26 weeks ended December 31, 1999. The increase was due to additional selling costs resulting from higher sales in calendar year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $1.2 million for the combined 26 weeks ended December 31, 1999. As a percentage of sales, SG&A costs decreased to 19.7% for the 26 weeks ended December 29, 2000 from 23.4% for the combined 26 weeks ended December 31, 1999.

 Intangible Assets

   Amortization of intangible assets increased to $15.3 million for the 26 weeks ended December 29, 2000 from $3.8 million for the same time period in calendar year 1999. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. Additionally, 26 weeks of amortization was recognized in calendar year 2000 on the opening balance sheet intangible assets versus seven weeks in calendar year 1999. These assets are being amortized over their useful lives ranging from five to 11 years.

 Results of Certain Operations Sold

   On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild. The results of operations of the Discrete Power products group have been segregated and separately reported below operating income.

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

 Backlog

   We had backlog at December 29, 2000 of $256.9 million compared to $192.4 million at December 31, 1999. The increase was due to increased demand for our communications products and improved market conditions. Approximately $72.3 million and $61.6 million of our December 29, 2000 and December 31, 1999 backlog was related to our Discrete Power products group.

Fiscal Year 2000 Compared with Fiscal Year 1999

   The following table sets forth statement of operations data in dollars and as percentage of revenue for Intersil and its predecessor for the periods indicated:

                                      Fiscal Year Ended     Fiscal Year Ended
                                     --------------------- --------------------
                                     Combined  Predecessor Combined Predecessor
                                     June 30,    July 2,   June 30,   July 2,
                                       2000       1999       2000      1999
                                     --------  ----------- -------- -----------
                                        (in thousands)
Revenue
  Wireless Access..................  $ 78,745   $ 28,906     17.6%       7.8%
  Communication Analog.............   164,689    120,619     36.7%      32.5%
  Other Analog.....................   204,886    221,516     45.7%      59.7%
                                     --------   --------    -----      -----
    Total..........................   448,320    371,041    100.0%     100.0%
Costs and expenses
  Cost of product sales............   255,617    225,278     57.0%      60.7%
  Research and development.........    67,833     58,363     15.1%      15.7%
  Selling, general and
   administrative..................    99,461     77,713     22.2%      20.9%
  Harris corporate expense
   allocation......................     1,164      9,303      0.3%       2.5%
  Intangible amortization..........     9,350      2,414      2.1%       0.7%
  In-process research and
   development.....................    20,239        --       4.5%       0.0%
  Other............................     1,178        --       0.3%       0.0%
                                     --------   --------    -----      -----
Operating loss.....................    (6,522)    (2,030)    -1.5%      -0.5%
  Loss on sale of Malaysian
   operation.......................    24,825        --       5.5%       0.0%
  Interest, net....................    38,106     (1,231)     8.5%      -0.3%
                                     --------   --------    -----      -----
Loss before sale of certain
 operations, income taxes,
 extraordinary item and cumulative
 effect of a change in accounting
 principle.........................   (69,453)      (799)   -15.5%      -0.2%
Operating results of certain
 operations disposed of during 2001
  Net sales........................   205,865    161,677     45.9%      43.6%
  Costs and expenses...............  (157,022)  (139,499)   -35.0%     -37.6%
                                     --------   --------    -----      -----
                                       48,843     22,178     10.9%       6.0%
Income (loss) before income taxes,
 extraordinary item and cumulative
 effect of a change in accounting
 principle.........................   (20,610)    21,379     -4.6%       5.8%
Income taxes (benefit).............      (391)    (6,027)    -0.1%      -1.6%
                                     --------   --------    -----      -----
Income (loss) before extraordinary
 item..............................   (20,219)    27,406     -4.5%       7.4%
Extraordinary item--loss on
 extinguishment of debt, net of tax
 effect............................   (25,518)       --      -5.7%       0.0%
                                     --------   --------    -----      -----
Net income (loss)..................  $(45,737)  $ 27,406    -10.2%       7.4%
                                     ========   ========    =====      =====

--------
Note:Amounts may not add due to rounding.

 Revenue

   Revenue for the fiscal year 2000 increased 20.8% to $448.3 million from $371.0 million in the fiscal year 1999. This growth is the result of increased demand for communications products and overall improved market conditions. Wireless sales growth of 172% was driven by increased market acceptance of our PRISM(R) products.

   Geographically, 44.0%, 28.7% and 27.3% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during fiscal year 2000, compared to 48.2%, 23.3% and 28.5%, respectively, in fiscal year 1999. This change in mix is the result of increased demand from Asian-based customers and from other customers moving manufacturing facilities to Asia.

 Gross Margin

   Gross margin on product sales increased 32.2% to $192.7 million in fiscal year 2000 from $145.8 million in fiscal year 1999. As a percentage of sales, gross margin was 43.0% in fiscal year 2000 as compared to 39.3% in fiscal year 1999. This increase was primarily due to increased capacity utilization in all three fabrication facilities, improved product costs from yield enhancements and manufacturing cost improvement projects. Additionally, wireless products, which generally carry higher margins, increased as a percentage of our total sales. Headcount reductions and a decrease in depreciation expense resulting from a revaluation of our property and equipment due to purchase accounting also contributed to the margin improvement.

 R&D

   R&D expenses increased 16.2% to $67.8 million in fiscal year 2000 from $58.4 million in fiscal year 1999. The increase was the result of our continued investment in PRISM(R) chip sets and in power management integrated circuits, focusing in the categories of communications and computing products. As a percentage of sales, R&D expenses declined slightly to 15.1% in fiscal year 2000 from 15.7% in fiscal year 1999.

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

 SG&A

   SG&A costs increased 28.0% to $99.5 million in fiscal year 2000 from $77.7 million in fiscal year 1999. The increase was due to additional selling costs resulting from higher sales in fiscal year 2000 and additional marketing costs associated with our new company branding initiative. Operating expenses include charges allocated by Harris to us for legal, financial and other administrative expenses of $1.2 million for the six weeks ended August 13, 1999, and $9.3 million for the 12 months ended July 2, 1999. As a percentage of sales, SG&A costs increased to 22.2% in fiscal year 2000 from 20.9% in fiscal year 1999.

 Intangible Assets

   Certain intangible assets were recorded on the opening balance sheet of Intersil as part of purchase accounting. We also recorded goodwill in June 2000 as a result of the acquisition of No Wires Needed B.V. These assets are being amortized over their useful lives ranging from five to 11 years.

 Loss on Sale of Malaysian Operation

   On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC. As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

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

 Results of Certain Operations Sold

   On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild. The results of operations of the Discrete Power products group have been segregated and separately reported below operating income.

 Tax Expense

   The tax benefit for the 12 months ended June 30, 2000 is not comparable to the 12 months ended July 2, 1999, due to the differences in our tax structure as compared to that of the semiconductor business of Harris.

 Backlog

   We had backlog at June 30, 2000 of $259.5 million compared to $174.0 million at July 2, 1999. The increase was due to increased demand for our communications products and improved market conditions.

Liquidity and Capital Resources

   Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of December 28, 2001, our total shareholders' equity was $1,057.2 million.

   The following table sets forth the Company's future contractual obligations and off balance sheet arrangements as of December 28, 2001:

(in millions)                                         2002  2003 2004 2005 2006
-------------                                         ----- ---- ---- ---- ----
Future minimum lease commitments..................... $ 3.8 $2.4 $1.3 $0.8 $0.3
Open capital equipment purchase commitments.......... $ 8.0   --   --   --   --
Open raw material purchase commitments............... $ 8.4   --   --   --   --
Revolving credit facility (unused)................... $25.0   --   --   --   --
Standby letters of credit............................ $ 3.4   --   --   --   --

   Net cash provided by operating activities for the 52 weeks ended December 28, 2001 was $28.7 million. Net cash provided by investing activities for the 52 weeks ended December 28, 2001 was $284.4 million, primarily from the proceeds of the sale of the assets of the Discrete Power products group to Fairchild. Net cash used in financing activities for the 52 weeks ended December 28, 2001 was $63.4 million, primarily for the repayment of all of our outstanding debt. Our cash and cash equivalents balance at December 28, 2001 was $601.5 million.

Receivables and Inventories

   Trade accounts receivable less the allowance for collection losses totaled $55.2 million at December 28, 2001 compared to $124.0 million at December 29, 2000. Inventories decreased to $67.9 million at December 28, 2001 from $126.2 million at December 29, 2000. The decreases were primarily due to the sale of the assets of our Discrete Power products group to Fairchild.

   Distributor reserves fluctuate from year to year based on the level of inventory at distributors. The reserve decreased 52.6% to $3.8 million at December 28, 2001 from $8.0 million at December 29, 2000 resulting from the sale of the assets of the Discrete Power products group.

Capital Expenditures

   Capital expenditures were $40.6 million, $27.5 million and $38.8 million for the 52 weeks ended December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000, respectively.

Transactions with Related and Certain Other Parties

   Citicorp Mezzanine Partners, L.P. contributed $30.0 million in cash to us in exchange for the 13.5% subordinated PIK Note due 2010 and warrants to purchase 3,703,707 shares of our Class A Common Stock. The 13.5% Subordinated PIK Note due 2010 was repaid in full with the proceeds of our initial public offering and, as a result of early repayment, the number of shares subject to such warrants was reduced to 2,222,224 shares. We contributed the $30.0 million from Citicorp Mezzanine Partners, L.P. to Intersil Communications as a capital contribution. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital Ltd. Citicorp Venture Capital Ltd. owns an interest in Sterling Holding Company, LLC, or Sterling, one of our principal shareholders. Sterling also owns approximately 25.3% of Class A Common Stock of Fairchild Semiconductor International, Inc., one of our competitors, and approximately 27.1% of Class A Common Stock of ChipPAC, Inc., one of our suppliers. We own approximately 2.2% of Class A Common Stock of ChipPAC, Inc.

   Sterling, Harris and certain members of our senior management entered into a Shareholders' Agreement containing certain agreements among the shareholders regarding our capital stock and corporate governance. We exercised our option under the Shareholders' Agreement to repurchase from Sterling a total of 1,833,333 shares of our Class A Common Stock for an aggregate purchase price of $137,500 to reissue to our employees.

   We purchased from Harris selected portions of its semiconductor business. Harris entered into various agreements with us, including the Intellectual Property Agreement, the Patent Assignment and Services Agreement, the License Assignment Agreement, the Secondary Trademark Assignment and License Agreement, the Harris Trademark License Agreement and the Royalty Agreement.

  . The Intellectual Property Agreement provides for the assignment by Harris to us of its entire ownership, right, title and interest in some intangible property rights owned by Harris and specific to the semiconductor business.

  . The Patent Assignment and Services Agreement provides for the assignment by Harris to us, subject to pre-existing license rights, of about 1,300 patent rights. Harris retained the rights to some patents for up to three years before assigning their entire right, title and interest therein to us (provided that the patents are not in litigation at the time, and no royalties are owed on licenses to the patents). During the interim preceding the assignment of these retained patents, Harris granted us a worldwide, royalty-free, non-exclusive license thereto, without the right to sublicense.

  . The License Assignment Agreement provides for the assignment by Harris to us of certain license agreements that may be assigned without the consent of third party licensors and licensees and also provides that Harris will provide us with the economic benefit of certain other material license agreements that may not be assigned without the consent of third party licensors and licensees.

  . The Secondary Trademark Assignment and License Agreement provides for the assignment by Harris to us of some trademarks related to products of the semiconductor business and provides that we grant back to Harris worldwide, non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks assigned by Harris to us.

  . The Harris Trademark License Agreement provides for the grant by Harris to us of non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks and product-embedded trademarks, which embedded trademarks will not be eliminated until the relevant product is discontinued.

  . The Royalty Agreement provides for our payment to Harris of 2% of the net sales for the Prism(R) chipsets that are compliant with the IEEE standards 802.11-1997 and 802.11b, but excludes any chipsets that have had substantial redesigns since the contract date. This obligation exists until August 13, 2004.

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

Critical Accounting Policies

   In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The three accounting estimation processes discussed below are the allowance for collection losses on trade receivables, reserves for excess or obsolete inventory, and distributor reserves. These estimation processes affect current assets and liabilities and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

   The allowance for collection losses on trade receivables was $0.5 million on gross trade receivables of $55.7 million at December 28, 2001. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of December 28, 2001. As the amount that we will truly collect on the receivables outstanding as of December 28, 2001 can not be known with exact certainty as of this document's effective date, we rely on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 0.5 to 1.0% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer's invoice. In this way, we can identify those accounts that are more likely than not to have collection problems. We then reserve a portion or all of the customer's balance.

   The reserve for excess or obsolete inventory was $28.1 million at December 28, 2001. The reserve for excess or obsolete inventory is used to state our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the amount of inventoriable costs that we will truly recoup through sales on our inventory levels as of December 28, 2001 can not be known with exact certainty as of this document's effective date, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify inventory as either excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We reserve approximately 50% of the standard cost of the excess inventory. We believe that 50% represents the value of excess inventory we would not be able to recover due to our new product (next generation) introductions and other technological advancements.

   Distributor reserves were $3.8 million at December 28, 2001. Revenue is recognized from sales to all customers, including distributors, when a product is shipped. Sales to distributors are made under agreements, which provide the distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, the distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments we will encounter in the future on the inventory that is held by distributors as of our balance sheet date. As the amount of inventory held by distributors as of December 28, 2001 that will truly be adjusted in the future cannot be known with exact certainty as of this document's effective date, we rely on historical distributor transactions. Our distributor reserves comprise two components that are reasonably estimatable. The first component of our distributor reserves is our price protection reserve, which protects the distributors' gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe and North America whereby distributors can periodically exchange a percentage of older inventories with newer products.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We will apply the new accounting rules beginning December 29, 2001. Based on the value of the definite lived assets capitalized as of December 28, 2001, amortization expense is expected to decline by approximately $34.8 million ($20.4 million after tax, or $0.19 per diluted share) in 2002. Approximately $4.5 million of unamortized intangible assets attributable to assembled workforce will be reclassified to goodwill in 2002. We have completed the first of the required impairment tests of goodwill. This test indicates that there is no impairment of existing goodwill under the provisions of FAS 142.

Recent Developments

   On May 23, 2001, our shareholders approved the change of our name from "Intersil Holding Corporation" to "Intersil Corporation." At the same time, our wholly owned subsidiary changed its name from "Intersil Corporation" to "Intersil Communications, Inc." Our name was changed because we are not simply a holding company, but are actively involved in the operations and supervision of management of our business, some of which is conducted through our subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments, entered into for purposes other than trading purposes, to manage our exposure to these risks.

   At December 28, 2001, we had open foreign exchange contracts with a notional amount of $9.6 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 52 weeks ended December 28, 2001 were $0.9 million. During the 52 weeks ended December 28, 2001, we purchased and sold $25.8 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $0.5 million at December 28, 2001.

   Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 28, 2001 would have an impact of approximately $1.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 8. Financial Statements and Supplementary Data

   The following consolidated financial statements, and the related Notes thereto, of Intersil Corporation and the Independent Certified Public Accountants' Report are filed as a part of this report.

                         INDEX TO FINANCIAL STATEMENTS

                              INTERSIL CORPORATION

Independent Certified Public Accountants' Report............................  38

Consolidated Statements of Operations.......................................  39

Consolidated Statements of Comprehensive Income (Loss)......................  40

Consolidated Balance Sheets.................................................  41

Consolidated Statements of Cash Flows.......................................  42

Consolidated Statements of Shareholders' Equity.............................  43

Notes to Consolidated Financial Statements..................................  44

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
Intersil Corporation

   We have audited the accompanying consolidated balance sheets of Intersil Corporation (Successor) as of December 28, 2001, December 29, 2000 and June 30, 2000 and the related statements of operations, comprehensive income, shareholders' equity and cash flows for the fiscal year ended December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000. We have also audited the accompanying consolidated statements of operations, comprehensive income and cash flows of Harris Semiconductor Business (semiconductor business) (Predecessor), which was wholly owned by Harris Corporation, for the fiscal year ended July 2, 1999 and the six weeks ended August 13, 1999. Our audits also included the financial statement schedule listed at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The accompanying Predecessor consolidated financial statements were prepared on the basis of presentation as described in Note A. The results of operations are not necessarily indicative of the results of operations that would be recorded by the semiconductor business on a stand-alone basis.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at December 28, 2001, December 29, 2000 and June 30, 2000 and the consolidated results of the operations and cash flows of the Successor and Predecessor companies for the fiscal year ended July 2, 1999, the six weeks, 46 weeks and 26 weeks ended August 13, 1999, June 30, 2000 and December 29, 2000, respectively, and the fiscal year ended December 28, 2001, on the basis described in Note A, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Jacksonville, Florida
January 22, 2002

                              INTERSIL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          Predecessor Predecessor Successor   Successor    Successor
                          Fiscal Year  Six Weeks  46 Weeks     26 Weeks     52 Weeks
                             Ended       Ended      Ended       Ended        Ended
                            July 2,   August 13,  June 30,   December 29, December 28,
                             1999        1999       2000         2000         2001
                          ----------- ----------- ---------  ------------ ------------
                                   (in thousands, except per share amounts)
Revenue
 Product Sales..........   $371,041     $36,627   $411,723     $330,895     $481,066
Costs and expenses
 Cost of product sales..    225,278      24,690    230,927      161,391      258,615
 Research and
  development...........     58,363       7,517     60,316       46,990      106,087
 Selling, general and
  administrative........     77,713      10,092     89,369       65,305       93,526
 Harris corporate
  expense allocation....      9,303       1,164        --           --           --
 Intangible
  amortization..........      2,414         326      9,024       15,271       44,175
 In-process research and
  development...........        --          --      20,239       25,440          --
 Impairment of long-
  lived assets..........        --          --         --           --         7,583
 Restructuring..........        --          --         --           --        32,419
 Other..................        --          --       1,178          --           --
                           --------     -------   --------     --------     --------
Operating income
 (loss).................     (2,030)     (7,162)       670       16,498      (61,339)
 Loss on sale of
  Malaysian operation...        --          --      24,825          --           --
 Interest expense.......        129         --      41,924        6,788        2,263
 Interest income........     (1,360)       (111)    (3,707)      (9,335)     (20,873)
 Impairment on
  investments...........        --          --         --           --         8,242
                           --------     -------   --------     --------     --------
 Income (loss) before
  sale of certain
  operations, income
  taxes, extraordinary
  item and cumulative
  effect of a change in
  accounting principle..       (799)     (7,051)   (62,372)      19,045      (50,971)
Operating results of
 certain operations
 disposed of during 2001
 Net sales..............    161,677      20,709    185,127      104,557       38,460
 Costs and expenses.....   (139,499)    (16,789)  (140,234)     (79,746)     (41,447)
                           --------     -------   --------     --------     --------
                             22,178       3,920     44,893       24,811       (2,987)
Gain on sale of certain
 operations.............        --          --         --           --       168,437
                           --------     -------   --------     --------     --------
                             22,178       3,920     44,893       24,811      165,450
                           --------     -------   --------     --------     --------
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     21,379      (3,131)   (17,479)      43,856      114,479
Income taxes (benefit)..     (6,027)       (102)      (289)      30,759       62,405
                           --------     -------   --------     --------     --------
Income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............     27,406      (3,029)   (17,190)      13,097       52,074
Extraordinary item--loss
 on extinguishment of
 debt, net of tax
 effect.................        --          --     (25,518)      (5,891)     (12,185)
                           --------     -------   --------     --------     --------
Income (loss) before
 cumulative effect of a
 change in accounting
 principle..............     27,406      (3,029)   (42,708)       7,206       39,889
Cumulative effect of
 adoption of FAS 133,
 net of tax effect......        --          --         --          (197)         --
                           --------     -------   --------     --------     --------
Net income (loss).......     27,406      (3,029)   (42,708)       7,009       39,889
Preferred dividends.....        --          --       5,391          --           --
                           --------     -------   --------     --------     --------
Net income (loss) to
 common shareholders....   $ 27,406     $(3,029)  $(48,099)    $  7,009     $ 39,889
                           ========     =======   ========     ========     ========
Basic income (loss) per
 share:
 Income (loss) before
  extraordinary item....                          $  (0.30)    $   0.13     $   0.49
 Extraordinary item.....                             (0.33)       (0.06)       (0.11)
                                                  --------     --------     --------
 Net income (loss)......                          $  (0.63)    $   0.07     $   0.38
                                                  ========     ========     ========
Diluted income (loss)
 per share:
 Income (loss) before
  extraordinary item....                          $  (0.30)    $   0.13     $   0.48
 Extraordinary item.....                             (0.33)       (0.06)       (0.11)
                                                  --------     --------     --------
 Net income (loss)......                          $  (0.63)    $   0.07     $   0.37
                                                  ========     ========     ========
Weighted average common
 shares outstanding (in
 millions):
 Basic..................                              76.7        101.0        105.7
                                                  ========     ========     ========
 Diluted................                              76.7        105.2        108.9
                                                  ========     ========     ========

                See notes to Consolidated Financial Statements.

                              INTERSIL CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                         Predecessor Predecessor Successor   Successor    Successor
                         Fiscal Year  Six Weeks  46 Weeks     26 Weeks     52 Weeks
                            Ended       Ended      Ended       Ended        Ended
                           July 2,   August 13,  June 30,   December 29, December 28,
                            1999        1999       2000         2000         2001
                         ----------- ----------- ---------  ------------ ------------
                                               (in thousands)
Net income (loss).......   $27,406     $(3,029)  $(42,708)     $7,009      $39,889
Other comprehensive
 income (loss):
  Currency translation
   adjustments..........      (574)      2,475      1,636      (3,309)        (366)
  Unrealized gain on
   available-for-sale
   securities...........       --          --         --          --         1,676
                           -------     -------   --------      ------      -------
Comprehensive income
 (loss).................   $26,832     $  (554)  $(41,072)     $3,700      $41,199
                           =======     =======   ========      ======      =======



                See notes to Consolidated Financial Statements.

                              INTERSIL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                             June 30,  December 29, December 28,
                                               2000        2000         2001
                                             --------  ------------ ------------
                                                       (in thousands)
                  ASSETS
                  ------
Current Assets
 Cash and cash equivalents.................  $211,940   $  352,597   $  601,453
 Trade receivables, less allowances for
  collection loss ($1,341 as of June 30,
  2000, $736 as of December 29, 2000 and
  $534 as of December 28, 2001)............   111,695      123,979       55,178
 Inventories...............................   126,481      126,198       67,888
 Prepaid expenses..........................    10,645       10,569        9,122
 Income tax receivable.....................     1,254          --           --
 Deferred income taxes.....................    25,768       27,756       33,807
                                             --------   ----------   ----------
 Total Current Assets......................   487,783      641,099      767,448
Other Assets
 Property, plant and equipment, less
  allowances for depreciation..............   225,484      235,559      140,068
 Intangibles, less accumulated
  amortization.............................   190,150      307,183      241,078
 Investments...............................    28,800       28,800       39,233
 Other.....................................     1,721       17,127       12,406
                                             --------   ----------   ----------
 Total Other Assets........................   446,155      588,669      432,785
                                             --------   ----------   ----------
 Total Assets..............................  $933,938   $1,229,768   $1,200,233
                                             ========   ==========   ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current Liabilities
 Trade payables............................  $ 36,991   $   43,209   $   24,323
 Retirement plan accruals..................     6,228        5,507        3,051
 Accrued compensation......................    32,398       28,203       27,435
 Accrued interest and sundry taxes.........    10,512        6,684        2,792
 Exit costs................................       --           --         6,037
 Restructuring costs.......................       --           --        17,875
 Other accrued items.......................    22,863       26,045       26,454
 Distributor reserves......................     7,366        8,002        3,792
 Income taxes payable......................       --           --        24,732
 Long-term debt--current portion...........       404          484          --
                                             --------   ----------   ----------
 Total Current Liabilities.................   116,762      118,134      136,491
Other Liabilities
 Deferred income taxes.....................    21,992       35,632        6,494
 Long-term debt............................   116,188       64,966          --

Shareholders' Equity
 Preferred Stock, $0.01 par value, 100,000
  shares authorized, no shares issued or
  outstanding..............................       --           --           --
 Class A Common Stock, $.01 par value,
  voting; 300,000,000 shares authorized,
  44,773,152 shares outstanding at June 30,
  2000 and 68,099,740 shares outstanding at
  December 29, 2000, and 90,565,018 shares
  outstanding at December 28, 2001.........       448          680          906
 Class B Common Stock, $.01 par value, non-
  voting; 300,000,000 shares authorized,
  49,746,482 shares outstanding at June 30,
  2000 and 37,206,996 shares outstanding at
  December 29, 2000 and 16,282,475 shares
  outstanding at December 28, 2001.........       497          372          163
 Additional paid-in capital................   719,123    1,051,213    1,065,341
 Retained earnings (deficit)...............   (42,708)     (35,699)       4,190
 Unearned compensation.....................       --        (3,857)      (1,056)
 Accumulated other comprehensive income
  (loss)...................................     1,636       (1,673)        (363)
 Treasury shares, at cost, 498,000 shares..       --           --       (11,933)
                                             --------   ----------   ----------
 Total Shareholders' Equity................   678,996    1,011,036    1,057,248
                                             --------   ----------   ----------
 Total Liabilities and Shareholders'
  Equity...................................  $933,938   $1,229,768   $1,200,233
                                             ========   ==========   ==========

                See notes to Consolidated Financial Statements.

                              INTERSIL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Successor      Successor
                            Predecessor      Predecessor     Successor    26 Weeks Ended 52 Weeks Ended
                         Fiscal Year Ended Six Weeks Ended 46 Weeks Ended  December 29,   December 28,
                           July 2, 1999    August 13, 1999 June 30, 2000       2000           2001
                         ----------------- --------------- -------------- -------------- --------------
                                                         (in thousands)
OPERATING ACTIVITIES:
 Net income (loss).....      $ 27,406         $ (3,029)      $ (42,708)      $  7,009      $  39,889
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by
  operating activities
   Depreciation and
    amortization.......        80,631            9,073          61,288         35,745         72,288
   Provisions for
    inventory
    obsolescence.......         3,894            1,919          23,906         17,760         21,136
   Write-off of in-
    process research
    and development....           --               --           20,239         25,440            --
   Write-off of
    unearned
    compensation.......           --               --              878            --             --
   Loss on sale of
    Malaysian
    operation..........           --               --           24,825            --             --
   Restructuring and
    impairments........           --               --              --             --          48,244
   Gain on sale of
    certain
    operations.........           --               --              --             --        (168,437)
   Deferred income
    taxes..............         1,896           (4,756)         (4,680)        18,178        (35,189)
 Changes in assets and
  liabilities:
   Trade receivables...        10,001           14,532         (24,991)       (11,656)        68,801
   Inventories.........        22,516           (3,568)         (5,668)       (16,850)        (4,133)
   Prepaid expenses....           933              674          (7,737)           364          1,447
   Trade payables and
    accrued
    liabilities........       (13,631)         (18,705)         42,599         (1,636)       (43,666)
   Income taxes........        (4,486)           4,430           2,290          4,642         27,096
   Other...............       (17,911)           2,812          20,898        (16,322)         1,199
                             --------         --------       ---------       --------      ---------
     Net cash provided
      by operating
      activities.......       111,249            3,382         111,139         62,674         28,675
INVESTING ACTIVITIES:
 Proceeds from sale of
  Malaysian
  operation............           --               --           52,500            --             --
 Proceeds from sale of
  certain operations...           --               --              --             --         338,016
 Cash paid for
  acquired business....        (1,335)             --              --          (3,649)           --
 Long-term
  investments..........           --               --              --             --         (13,000)
 Property, plant and
  equipment............       (38,563)          (1,887)        (38,813)       (27,523)       (40,632)
                             --------         --------       ---------       --------      ---------
     Net cash provided
      by (used in)
      investing
      activities.......       (39,898)          (1,887)         13,687        (31,172)       284,384

FINANCING ACTIVITIES
 Proceeds from
  offering.............           --               --          513,114        158,983            --
 Proceeds from
  exercise of stock
  options..............           --               --            1,985          4,574         10,104
 Proceeds from
  borrowings...........           800              --              --             --             --
 Payments of
  borrowings...........          (302)             (32)       (435,204)       (54,226)       (61,545)
 Repurchase of
  treasury shares......                                            --             --         (11,933)
 Net cash transfer and
  billings from (to)
  parent...............       (67,030)          (1,198)            --             --             --
                             --------         --------       ---------       --------      ---------
     Net cash provided
      by (used in)
      financing
      activities.......       (66,532)          (1,230)         79,895        109,331        (63,374)
Effect of exchange
 rates on cash and cash
 equivalents...........        (4,819)           1,177            (158)          (176)          (829)
                             --------         --------       ---------       --------      ---------
Net increase in cash
 and cash equivalents..           --             1,442         204,563        140,657        248,856
Cash and cash
 equivalents at the
 beginning of the
 period................           --               --            7,377        211,940        352,597
                             --------         --------       ---------       --------      ---------
Cash and cash
 equivalents at the end
 of the period.........      $    --          $  1,442       $ 211,940       $352,597      $ 601,453
                             ========         ========       =========       ========      =========

SUPPLEMENTAL
 DISCLOSURES--NON-CASH
 ACTIVITIES:
 Exchange of Preferred
  Stock for Common
  Stock................                                      $  89,500       $    --       $     --
                                                             =========       ========      =========
 Additional Paid-In-
  Capital from Tax
  Benefit on Exercise
  on Non-Qualified
  Stock Options........                                      $   2,132       $  1,709      $   4,042
                                                             =========       ========      =========
 Common Stock Issued
  in Acquisition of No
  Wires Needed B.V.....                                      $ 111,348       $    --       $     --
                                                             =========       ========      =========
 Common Stock Issued
  in Acquisition of
  SiCOM, Inc...........                                      $     --        $162,620      $     --
                                                             =========       ========      =========
 Preferred Stock
  Received from Sale
  of Malaysian
  Operation............                                      $  15,800       $    --       $     --
                                                             =========       ========      =========


                See Notes to Consolidated Financial Statements.

                              INTERSIL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           Common Stock
                          ---------------
                                                                               Accumulated
                                          Additional  Retained                    Other
                                           Paid-In    Earnings     Unearned   Comprehensive Treasury
                          Class A Class B  Capital    (Deficit)  Compensation Income (Loss)  Stock      Total
                          ------- ------- ----------  ---------  ------------ ------------- --------  ----------
                                                            (in thousands)
Balance at July 1,
 2000...................   $448    $ 497  $  719,123  $(42,708)    $   --        $ 1,636    $    --   $  678,996
Net income..............    --       --           --     7,009         --            --          --        7,009
Shares issued in
 secondary public
 offering...............     35      --      158,948       --          --            --          --      158,983
Shares issued under
 Stock Option Plan......      4      --        1,933       --          --            --          --        1,937
Shares issued under
 Employee Stock Purchase
 Plan...................      2      --        4,340       --          --            --          --        4,342
Shares issued on
 exercise of warrants...     35      --          (30)      --          --            --          --            5
Shares issued for
 acquisition of SiCOM,
 Inc....................     31      --      166,899       --       (4,310)          --          --      162,620
Manatee Investment Corp.
 share exchange.........     45      (45)        --        --          --            --          --          --
Sterling Holding Co.,
 LLC share exchange.....     80      (80)        --        --          --            --          --          --
Amortization of unearned
 compensation...........    --       --          --        --          453           --          --          453
Foreign currency
 translation............    --       --          --        --          --         (3,309)        --       (3,309)
                           ----    -----  ----------  --------     -------       -------    --------  ----------
Balance at December 29,
 2000...................   $680    $ 372  $1,051,213  $(35,699)    $(3,857)      $(1,673)   $    --   $1,011,036
Net income..............    --       --          --     39,889         --            --          --       39,889
Shares issued under
 Stock Option Plan......      6      --       10,076       --          --            --          --       10,082
Shares issued under
 Employee Stock Purchase
 Plan...................      2      --        4,060       --          --            --          --        4,062
Shares issued on
 exercise of warrants...      9      --           (8)      --          --            --          --            1
Sterling Holding Co.,
 LLC share exchange.....    209     (209)        --        --          --            --          --          --
Amortization of unearned
 compensation...........    --       --          --        --        2,801           --          --        2,801
Unrealized gain on
 available-for-sale
 securities.............    --       --          --        --          --          1,676         --        1,676
Foreign currency
 translation............    --       --          --        --          --           (366)        --         (366)
Shares repurchased......    --       --          --        --          --            --      (11,933)    (11,933)
                           ----    -----  ----------  --------     -------       -------    --------  ----------
Balance at December 28,
 2001...................   $906    $ 163  $1,065,341  $  4,190     $(1,056)      $  (363)   $(11,933) $1,057,248
                           ====    =====  ==========  ========     =======       =======    ========  ==========

                See Notes to Consolidated Financial Statements.

                              INTERSIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

Organization

   Intersil Corporation (Intersil or Successor) was formed on August 13, 1999 through a series of transactions in which Intersil and its wholly owned subsidiary, Intersil Communications, Inc. (Intersil Communications), acquired the semiconductor business of Harris Corporation (Harris or Predecessor). Intersil Communications and its wholly owned domestic and foreign subsidiaries include the operations of the Predecessor.

Basis of Presentation

   The Successor consolidated financial statements subsequent to August 13, 1999 include the accounts of Intersil and Intersil Communications (collectively, the Company). All material intercompany transactions have been eliminated in consolidation. The consolidated statements of operations, comprehensive income (loss) and cash flows for the fiscal year ended July 2, 1999 and the six weeks ended August 13, 1999 include the accounts of the Predecessor company.

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

   On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild Semiconductor Corporation (Fairchild). The consolidated balance sheet as of December 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild.

Acquisition of Harris' Semiconductor Business

   The total purchase price of the semiconductor business acquisition was $614.3 million, which included transaction costs of approximately $7.8 million and deferred financing costs of $12.2 million. The consideration paid by Intersil was $504.3 million in cash of which $420.0 million was financed through borrowings from senior credit facilities, 13.25% Senior Subordinated Notes and 13.5% Subordinated Holding Pay-In-Kind" (PIK) Note and the issuance of a $90.0 million PIK Note to Harris.

   The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of the semiconductor business have been included in Intersil's consolidated financial statements since the date of acquisition. The total purchase price was allocated to the assets and liabilities of the semiconductor business based upon their approximate fair values. The fair values of the net assets acquired

                              INTERSIL CORPORATION
exceeded the purchase price resulting in negative goodwill. This negative goodwill was allocated to the identified intangibles and property and equipment based on their relative fair values as follows (in millions):

   Purchase price:
     Cash paid to Harris................................................ $504.3
     13.5% Subordinated PIK Note........................................   90.0
     Transaction costs and fees.........................................   20.0
                                                                         ------
       Total Purchase Price............................................. $614.3
                                                                         ======

                                   Fair Value of    Allocation of    Adjusted
                                  Acquired Assets Excess Fair Value Fair Value
                                  --------------- ----------------- ----------
Net current assets...............     $ 160.6          $   --         $160.6
Other............................        17.2              --           17.2
Property and equipment...........       481.0           (153.2)        327.8
Developed technology.............        80.0            (23.9)         56.1
Customer base....................        33.0            (10.0)         23.0
In-process research and
 development.....................        29.0             (8.8)         20.2
Assembled workforce..............        13.5             (4.1)          9.4
                                      -------          -------        ------
                                      $ 814.3          $(200.0)       $614.3
                                      =======          =======        ======
Excess fair value of net assets
 acquired over purchase price....     $ 200.0
                                      =======

   The appraisal of the acquired semiconductor business included $20.2 million of purchased in-process research and development, which was related to various products under development. This valuation represents the 10 year after-tax cash flow of this in-process technology using a discount rate of 20%. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of the acquisition. The remaining definitive lived intangibles (developed technology and customer base) are being amortized over seven to 11 years.

   In connection with the acquisition of the semiconductor business, the Company formulated a restructuring plan that included the termination of the employment of 372 employees of the semiconductor business. At August 13, 1999, the Company recorded $11.0 million in severance benefits and this was included in the allocation of the acquisition cost. For the 46 weeks ended June 30, 2000 and the 26 weeks ended December 29, 2000, approximately $10.1 million and $10.9 million, respectively, of these restructuring costs had been paid out. As of June 30, 2000 and December 29, 2000, the restructuring liability was
$0.9 million and $0.1 million, respectively. The Company completed all restructuring activities in August of calendar year 2000. Severance payments continued through March of calendar year 2001.

   Pursuant to a Form 8-K filed on March 29, 2000 Intersil changed its fiscal year end from the Friday closest to June 30 to the Friday closest to December
31. The 26 weeks ended December 29, 2000 is referred to as stub year 2000.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year--The 1999 fiscal year includes the 52 weeks ended July 2, 1999; fiscal year 2000 includes the six weeks ended August 13, 1999 and the 46 weeks ended June 30, 2000; stub year 2000 includes the 26 weeks ended December 29, 2000 and fiscal year 2001 includes the 52 weeks ended December 28, 2001.

   Cash And Cash Equivalents--Cash equivalents consist primarily of highly liquid investments with maturities of three months or less when purchased.

                              INTERSIL CORPORATION

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

   Investments In Available For Sale Securities--Investments identified as available-for-sale securities are carried at fair value as established by readily determinable market prices as of each balance sheet date. These investments are classified as other assets on the balance sheet. Gains and losses other than permanent losses are classified as components of comprehensive income, while permanent losses are classified as components of net income.

   Revenue Recognition--Revenue is recognized from sales to all customers, including distributors, when a product is shipped. Sales to distributors are made under agreements, which provide the distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from distributors and estimated future price reductions of unsold inventory held by distributors. Product sales to two distributors for the fiscal year ended July 2, 1999, the six weeks ended August 13, 2000, the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001 amounted to 16.6%, 29.3%, 15.7%, 33.9% and 12.2%, respectively, of total product sales.

   Research and Development--Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

   Retirement Benefits--Intersil provides retirement benefits to substantially all employees primarily through a retirement plan having profit sharing and savings elements. Contributions by Intersil to the retirement plan are based on profits and employees' savings with no other funding requirements. Intersil may make additional contributions to the fund at its discretion.

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

   Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

   Retirement plans expense was $14.8 million in 1999, $1.4 million for the six weeks ended August 13, 1999, $10.4 million for the 46 weeks ended June 30, 2000, $9.6 million for the 26 weeks ended December 29, 2000 and $7.9 million for the 52 weeks ended December 28, 2001.

   Income Taxes--For the Predecessor financial statements, the semiconductor business was included with its parent, Harris, in a consolidated federal income tax return. Harris required each of its businesses to provide for taxes on financial statement pre-tax income or loss at applicable statutory tax rates. United States local amounts receivable or payable for current and prior years' income taxes were treated as intercompany transactions and were recorded in the semiconductor business equity. Intersil follows the liability method of accounting for

                              INTERSIL CORPORATION
income taxes. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the balance sheets.

   Asset Impairment--Intersil accounts for long-lived asset impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Long-lived assets to be disposed of are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

   Intangibles--Intangibles resulting from acquisitions are being amortized by the straight-line method over five to 11 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts in excess of the fair value of the intangible asset are charged to expense. Fair value is determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

   Forward Contracts--When Intersil sells products outside the United States or enters into purchase commitments; the transactions are frequently denominated in currencies other than U.S. dollars. It is Intersil's policy not to speculate in foreign currencies. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in fair market value of the foreign exchange contracts are recognized in income.

   Foreign Currency Translation--The functional currency for Intersil's international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Cumulative translation gains (losses) were $1.6 million and $(1.7) million and $(2.0) million at June 30, 2000, December 29, 2000 and December 28, 2001, respectively.

   Income (loss) Per Share--Income (loss) per share is computed and presented in accordance with FAS 128, "Earnings per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Income (loss) per common share is presented for the periods subsequent to August 13, 1999 only because it is not meaningful for earlier periods since the Company did not have common stock outstanding for any of the earlier periods.

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

                              INTERSIL CORPORATION

NOTE C--INVENTORIES

   Inventories are summarized below (in thousands):

                                              June 30, December 29, December 28,
                                                2000       2000         2001
                                              -------- ------------ ------------
   Finished products......................... $ 45,064   $ 51,583     $ 24,666
   Work in process...........................   96,278     94,477       69,758
   Raw materials and supplies................    7,072      9,002        3,090
                                              --------   --------     --------
                                               148,414    155,062       97,514
   Less inventory reserves...................   21,933     28,864       29,626
                                              --------   --------     --------
                                              $126,481   $126,198     $ 67,888
                                              ========   ========     ========

   At June 30, 2000, December 29, 2000 and December 28, 2001 Intersil was committed to purchase $24.9 million, $24.4 million, and $8.4 million, respectively, of inventory from suppliers.

NOTE D--PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized below (in thousands):

                                              June 30, December 29, December 28,
                                                2000       2000         2001
                                              -------- ------------ ------------
   Land...................................... $  3,860   $  3,860     $  2,584
   Buildings.................................   78,940     78,693       51,585
   Machinery and equipment...................  179,383    208,679      148,950
                                              --------   --------     --------
                                               262,183    291,232      203,119
   Less allowances for depreciation..........   36,699     55,673       63,051
                                              --------   --------     --------
                                              $225,484   $235,559     $140,068
                                              ========   ========     ========

NOTE E--INTANGIBLES

   Intangibles are summarized below (in thousands):

                                Period of   June 30, December 29, December 28,
                               Amortization   2000       2000         2001
                               ------------ -------- ------------ ------------
   Developed technology.......   11 years   $ 56,925   $ 75,775     $ 66,118
   Customer base..............    7 years     23,482     23,482       15,314
   Assembled workforce........    5 years      9,606     11,906        8,593
   Goodwill...................  5-7 years    110,823    223,077      216,873
                                            --------   --------     --------
                                             200,836    334,240      306,898
   Less accumulated
    amortization..............                10,686     27,057       65,820
                                            --------   --------     --------
                                            $190,150   $307,183     $241,078
                                            ========   ========     ========

                              INTERSIL CORPORATION

NOTE F--INCOME (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts):

                                           June 30,  December 29, December 28,
                                             2000        2000         2001
                                           --------  ------------ ------------
   Numerator:
     Net income (loss) to common
      shareholders........................ $(48,099)   $  7,009     $ 39,889
                                           ========    ========     ========
   Denominator:
     Denominator for basic earnings per
      share--weighted average common
      shares..............................   76,745     101,014      105,740
     Effect of dilutive securities
       Stock options......................      --        1,000        1,348
       Warrants...........................      --        3,153        1,856
                                           --------    --------     --------
     Denominator for diluted earnings per
      share--adjusted weighted average
      shares..............................   76,745     105,167      108,944
                                           ========    ========     ========
   Basic income (loss) per share.......... $  (0.63)   $   0.07     $   0.38
                                           ========    ========     ========
   Diluted income (loss) per share........ $  (0.63)   $   0.07     $   0.37
                                           ========    ========     ========

   The effect of dilutive securities is not included in the computation for the 46 weeks ended June 30, 2000 because to do so would be antidilutive.

NOTE G--SALE OF CERTAIN OPERATIONS

   On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits that will be incurred within one year from the sale date.

   At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and five in Asia. As of December 28, 2001, approximately 86% of the affected employees had been terminated with the balance to be terminated before March 31, 2002.

   Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement provided that Intersil provide systems support to Fairchild for up to 12 months from the date of sale. Intersil wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. Intersil also identified approximately five foreign sales offices that it would close as a result of the sale. These offices will be closed prior to March 31, 2002.

                              INTERSIL CORPORATION

   Sterling Holding Company, LLC, our principal shareholder, is also a shareholder of Fairchild. The terms of the sale of the Discrete Power products group to Fairchild were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties.

NOTE H--RESTRUCTURING AND OTHER NON-RECURRING CHARGES

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

                                                                    Balance
                                                                  December 28,
                                            Additions Utilization     2001
                                            --------- ----------- ------------
                                                      (In millions)
   Restructuring costs
     Employee termination costs
       Findlay plant closure...............   $16.4     $ (2.8)      $13.6
       SiCOM board business exit...........     0.3       (0.3)        --
       NWN VAR business exit...............     0.2       (0.2)        --
                                              -----     ------       -----
                                               16.9       (3.3)       13.6
     Other exit costs
       Findlay facility decommission
        costs..............................     4.5       (0.4)        4.1
       SiCOM asset removal and related
        costs..............................    10.0      (10.0)        --
       SiCOM contract cancellation costs...     1.0       (0.8)        0.2
                                              -----     ------       -----
                                               15.5      (11.2)        4.3
                                              -----     ------       -----
   Total restructuring costs...............   $32.4     $(14.5)      $17.9
                                              =====     ======       =====

   In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of December 28, 2001, approximately 22% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next 12 months.

   Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. The Company plans to terminate some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and has recognized the associated termination costs as part of this restructuring. These contracts were terminated prior to the end of the calendar year.

   In connection with the phased closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The

                              INTERSIL CORPORATION
impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. The carrying value of the property, plant and equipment to be disposed of as of December 28, 2001 was approximately $4.7 million.

NOTE I--LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                              June 30, December 29, December 28,
                                                2000       2000         2001
                                              -------- ------------ ------------
   13.25% Senior Subordinated Notes.......... $112,384   $61,369       $ --
   Other.....................................    4,208     4,081         --
                                              --------   -------       -----
                                               116,592    65,450         --
   Less current portion......................      404       484         --
                                              --------   -------       -----
                                              $116,188   $64,966       $ --
                                              ========   =======       =====

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

   The Sub Notes required semi-annual interest payments beginning on February 15, 2000 through maturity on August 15, 2009. The Sub Notes were redeemable at the option of Intersil after August 15, 2004 upon the payment of certain redemption premiums, with up to 35% of the Sub Notes redeemable prior to August 15, 2002 with the proceeds of certain equity offerings and upon the payment of certain redemption premiums. The Sub Notes contained various restrictive covenants, including limitations on the incurrence of additional indebtedness, restrictions and limitations on payment of dividends, making investments, engaging in transactions with affiliates, consolidating, merging or transferring assets and restrictions and limitations on the sales of certain assets, among others. The Sub Notes also required the maintenance of certain ratios.

   Each warrant entitles the holder to purchase 18.5185 shares of Intersil Class A Common Stock at a price of $.0015 per share. The warrants are exercisable beginning on the first anniversary of their issue date (August 13, 1999) and expire on August 15, 2009. Warrant holders have no voting rights. The warrants were preliminarily valued at $0.3 million and were treated as additional interest related to the Sub Notes and amortized over the life of the Sub Notes on an effective yield method. At December 28, 2001, 9,275 shares of Intersil Class A Common Stock remained to be exercised pursuant to these warrants.

   On August 13, 1999, in connection with the acquisition of the semiconductor business, Intersil entered into senior credit facilities with a syndicate of financial institutions. The senior credit facilities included a $205.0 million funded term loan facility (the "Tranche B Senior Term Facility") and a revolving line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility provides for up to $25.0 million of available funding capacity.

   The Revolving Credit Facility bears interest ranging from LIBOR + 2.00% to LIBOR + 3.25%, depending on the results of applicable ratios. The Revolving Credit Facility matures in 2004.

                              INTERSIL CORPORATION

   The senior credit facilities contained various restrictive covenants, including, incurrence of indebtedness, payment of dividends, making certain investments and acquisitions, disposing of assets, among others. The senior credit facilities also required the maintenance of certain ratios.

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

   During the 26 weeks ended December 29, 2000, the Company paid off approximately $51.0 million of the outstanding 13.25% Senior Subordinated Notes. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $5.9 million. In March 2001, the Company tendered all of the $61.4 million in outstanding 13.25% Senior Subordinated Notes. The Company recorded an extraordinary charge of $12.2 million (net of tax) related to premiums paid on repurchase and the write-off of deferred financing fees.

   The other debt consists of five loans made by agencies of the Commonwealth of Pennsylvania with maturity dates ranging from 2003 to 2017 and are secured by Intersil's manufacturing facility in Mountaintop, Pennsylvania, which had a net carrying value of $4.6 million at July 2, 1999, $4.2 million at June 30, 2000 and $4.1 million at December 29, 2000. The weighted average interest rate for this debt was 3% at July 2, 1999, June 30, 2000 and December 29, 2000. These notes were assumed by Fairchild.

   No interest was paid in fiscal year 1999 or in the six weeks ended August 13, 1999. Interest paid in the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001 was $0.1 million, $1.4 million and $4.4 million, respectively.

NOTE J--PREFERRED STOCK

   Intersil has 100,000 shares of preferred stock authorized, stated value of $0.01 per share. The rights of holders of preferred stock will be stipulated at the time of issuance as determined by the board of directors pursuant to the adoption of a shareholder rights plan. On August 13, 1999, Intersil sold 83,434 shares of its 12% Series A Cumulative Compounding Preferred Stock to certain buyers, including Sterling Holding Company, LLC, Harris and certain members of management. The $83.4 million received from the sale was used as a cash equity contribution from Intersil to Intersil Communications, Inc. for the acquisition of the semiconductor business. No preferred stock was outstanding at June 30, 2000, December 29, 2000 or December 28, 2001.

   On August 13, 1999, Intersil granted to certain members of management options to purchase 766.67 shares of Series A Preferred Stock at an option price of $250 per share, and a sign-on bonus in the aggregate amount of $575,025, representing the difference between the stated par value and the option price. The preferred stock options vested immediately. Intersil recorded compensation expense for the $575,025 as of the grant date.

   Concurrent with the initial public offering, Intersil exchanged all outstanding shares of its 12% Series A Cumulative Compounding Preferred Stock plus accrued and unpaid dividends for approximately 2.6 million shares of its Class A Common Stock. Also, the outstanding options to purchase 766.67 shares of Series A Preferred Stock were exchanged for options to purchase 40,881 shares of Class A Common Stock.

                              INTERSIL CORPORATION

NOTE K--LEASE COMMITMENTS

   Total rental expense amounted to $6.3 million in fiscal year 1999, $0.6 million for the six weeks ended August 13, 1999, $5.0 million for the 46 weeks ended June 30, 2000, $3.7 million for the 26 weeks ended December 29, 2000 and $9.9 million for the 52 weeks ended December 28, 2001. Future minimum rental commitments under non-cancelable operating leases primarily used for land and office buildings amounted to approximately $16.9 million at December 29, 2001. These commitments for the years following 2001 (which exclude the estimated rental expense for annually renewable contracts) are: 2002 - $3.8 million, 2003 - $2.4 million, 2004 - $1.3 million, 2005 - $0.8 million, 2006 - $0.3 million and $2.9 million thereafter.

NOTE L--COMMON STOCK

   Intersil is authorized to issue 600.0 million shares of Intersil common stock, par value $0.01 per share, divided into two classes consisting of 300.0 million shares of Intersil Class A Common Stock and 300.0 million shares of Intersil Class B Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held and holders of Class B Common Stock have no voting rights. A holder of either class of Intersil common stock may convert any or all shares into an equal number of shares of the other class of Intersil common stock.

   On August 13, 1999, Intersil sold 15.76 million shares of Class A Common Stock and 50.91 million shares of Class B Common Stock for approximately $5.0 million. The $5.0 million proceeds, along with the $83.4 million proceeds from the sale of Series A Preferred Stock were used as a cash equity contribution from Intersil to Intersil Communications for the acquisition of the semiconductor business.

   On August 13, 1999, in connection with the issuance of the 13.5% Subordinated Holding PIK Note, Intersil issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.0015 per share, subject to certain anti-dilution adjustments. These warrants became exercisable after August 13, 2000 and expire on August 15, 2009. As Intersil prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the number of shares subject to such warrants were reduced to 2,222,224 shares. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note. At December 28, 2001, 1,050,164 shares of Intersil Class A Common Stock remained to be exercised pursuant to these warrants.

   Intersil had an option to purchase 1,161,905 shares (warehouse shares) from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil repurchased the 1,161,905 shares in January 2000.

   On February 25, 2000, Intersil completed the filing of a registration statement with the Securities and Exchange Commission (SEC) for a public offering of shares of its Class A Common Stock. Intersil issued 22,000,000 shares of it Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $513.1 million.

   In connection with the Company's initial public offering on February 25, 2000, Intersil effected a 1-for-1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying consolidated financial statements reflect Intersil's reverse stock split.

   On May 29, 2000, Intersil acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Need B.V. ("NWN"). Consideration for the acquisition of NWN was 3.35 million shares of Intersil Class A Common Stock valued at $111.3 million at the date of closing.

                              INTERSIL CORPORATION

   At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil. Each warrant entitles the holder to purchase 18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of December 28, 2001, 189,050 warrants had been exercised for 3,500,918 shares of Intersil Class A Common Stock and 10,950 warrants to purchase 202,789 shares of Class A Common Stock remained outstanding.

   During the 46 weeks ended June 30, 2000, Intersil recorded $0.9 million of unearned compensation for the excess of the fair value of the Class A Common Stock over the grant price for stock sold to certain executives by the majority shareholder of Intersil. Upon the Company's initial public offering, the stock sold became fully vested and the unearned compensation was written off.

   On September 18, 2000, Manatee Investment Corporation, a wholly owned subsidiary of Harris Corporation, converted all 4,531,584 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock.

   On September 20, 2000, the Company issued 3,000,000 shares of its Class A Common Stock at a price of $48.00 per share pursuant to a public offering registered with the SEC. Net proceeds received from this offering, after deducting the underwriting discount and offering expenses of $7.8 million, were approximately $136.2 million. In connection with this public offering, the Company issued an additional 500,000 shares of its Class A Common Stock at a price of $48.00 per share upon the exercise of the over-allotment option by the underwriters on September 26, 2000. Net proceeds received from the exercise of the over-allotment option, after deducting the underwriting discount and offering expenses of $1.2 million, were approximately $22.8 million.

   Sterling Holding Company, LLC. ("Sterling"), in connection with the Company's public offering in September 2000, converted 8,007,902 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. In May 2001, Sterling converted 5,635,948 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. In November 2001, Sterling converted 15,288,573 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. At December 28, 2001, Sterling still held 16,282,475 shares, or 100%, of the outstanding Intersil Class B Common Stock.

   On October 27, 2000, Intersil acquired 100% of the outstanding stock of Scottsdale, Arizona based SiCOM, Inc. ("SiCOM"). Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Class A Common Stock valued at $162.6 million. The Company recognized $4.3 million in unearned compensation relative to the unvested portion of the options granted in connection with the acquisition. The unearned compensation is being amortized over the remaining vesting period of those options.

   In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, and the market price and trading volume of its shares. As of December 28, 2001, 498,000 shares at an approximate cost of $11.9 million had been repurchased and are held as treasury stock.

                              INTERSIL CORPORATION

NOTE M--INCOME TAXES

   The provision (benefit) for income taxes is summarized below (pro forma for predecessor financial statements) (in thousands):

                                                  26 Weeks Ended 52 Weeks Ended
                                   46 Weeks Ended  December 29,   December 28,
                                   June 30, 2000       2000           2001
                                   -------------- -------------- --------------
   Current taxes:
     Federal......................    $   --         $ 4,484        $ 81,672
     State........................        --             166           6,465
     Foreign......................      4,391          4,155           1,909
                                      -------        -------        --------
                                        4,391          8,805          90,046
   Deferred taxes:
     Federal......................     (4,198)        16,565         (32,199)
     State........................       (482)         1,613          (2,990)
                                      -------        -------        --------
                                       (4,680)        18,178         (35,189)
                                      -------        -------        --------
   Income tax expense (benefit)...    $  (289)       $26,983        $ 54,857
                                      =======        =======        ========

                                                          Predecessor
                                               ---------------------------------
                                               Fiscal Year Ended Six Weeks Ended
                                                 July 2, 1999    August 13, 1999
                                               ----------------- ---------------
   United States (benefit)....................      $(6,626)          $(399)
   International..............................        1,605             352
   State and local (benefit)..................       (1,006)            (55)
                                                    -------           -----
                                                    $(6,027)          $(102)
                                                    =======           =====

   The benefit related to tax deductions for the Company's stock option plans is recorded as an increase to additional paid-in capital when realized. The Company realized tax benefits of approximately $2.1 million, $1.7 million and $4.3 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001, respectively.

   Current and deferred income tax expense for the 52 weeks ended December 28, 2001 includes a reclassification between current and deferred income tax expense of approximately $21.1 million attributable to a true-up of current tax expense for previously filed tax returns.

   The provision (benefit) for income taxes is included in the Company's Consolidated Statements of Operations as follows (in thousands):

                                                  26 Weeks Ended 52 Weeks Ended
                                   46 Weeks Ended  December 29,   December 28,
                                   June 30, 2000       2000           2001
                                   -------------- -------------- --------------
   Income tax expense (benefit)
    from operations...............     $(289)        $30,759        $62,405
   Income tax benefit from
    extraordinary item and change
    in accounting principle.......       --           (3,776)        (7,548)
                                       -----         -------        -------
     Total income tax expense
      (benefit)...................     $(289)        $26,983        $54,857
                                       =====         =======        =======

   The income tax benefit from extraordinary items is attributable to the pay-off of approximately $51.0 million of the outstanding 13.25% Senior Subordinated Notes for the 26 weeks ended December 29, 2000 and

                              INTERSIL CORPORATION
approximately $61.4 million for the 52 weeks ended December 28, 2001 as discussed in Note I--Long-Term Debt and the adoption of FAS 133 as discussed in Note Q--Adoption of Financial Accounting Standard No. 133.

   In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of $3.7 million tax benefit) of $5.9 million for the 26 weeks ended December 29, 2000 and (net of $7.5 million tax benefit) $12.2 million for the 52 weeks ended December 28, 2001. The tax benefit attributable to the extraordinary item reduced the Company's current federal and state income tax expense by $3.4 million and $0.3 million, respectively for the 26 weeks ended December 29, 2000 and $6.9 million and $0.6 million, respectively for the 52 weeks ended December 28, 2001. In connection with the adoption of FAS 133, the Company recorded a cumulative-effect-type adjustment (net of $0.1 million tax benefit) of $0.2 million for the 26 weeks ended December 29, 2000. The tax benefit attributable to the adoption of FAS 133 reduced the Company's current federal and state income tax expense by $0.1 million.

   In the year 2000, the Malaysian taxing authority converted its income tax system to a self-assessment system. The new self-assessment system requires Malaysian corporate taxpayers to make estimated tax payments in year 2000 based on year 2000 estimated taxable income. Previously, Malaysian corporate taxpayers submitted tax payments following the year of assessment. In fiscal year 1999, the semiconductor business was not required to make tax payments on its fiscal year 1999 Malaysian taxable income, and therefore has not provided a tax provision for Malaysian taxes for fiscal year ended July 2, 1999, which would have amounted to approximately $15.1 million. The Malaysian tax holiday was effective for Intersil's fiscal year ended July 2, 1999 only, and does not impact any future periods.

   The components of deferred income tax assets (liabilities) are as follows (in thousands):

                                              December 29,      December 28,
                          June 30, 2000           2000              2001
                         -----------------  -----------------  ---------------
                                    Non-               Non-             Non-
                         Current  current   Current  current   Current current
                         -------  --------  -------  --------  ------- -------
   Receivables.......... $   239  $    --   $   246  $    --   $   410 $   --
   Inventory............   8,664       --     9,689       --     7,111     --
   Fixed Assets.........     --    (21,590)     --    (23,592)     --   (6,285)
   Intangibles..........     --    (14,363)     --    (13,014)     --   (3,639)
   Accrued Expenses.....  18,582       --    19,145       --    26,286     --
   NOL Carryforward.....     --     13,961      --      6,000      --    2,865
   All other--net.......  (1,717)      --    (1,324)   (5,026)     --      565
                         -------  --------  -------  --------  ------- -------
                         $25,768  $(21,992) $27,756  $(35,632) $33,807 $(6,494)
                         =======  ========  =======  ========  ======= =======

                              INTERSIL CORPORATION

   A reconciliation of the statutory United States income tax rate to the Company's effective income tax rate follows:

                                    Predecessor                             Successor
                         --------------------------------- --------------------------------------------
                                                                          26 Weeks Ended 52 Weeks Ended
                         Fiscal Year Ended Six Weeks Ended 46 Weeks Ended  December 29,   December 28,
                           July 2, 1999    August 13, 1999 June 30, 2000       2000           2001
                         ----------------- --------------- -------------- -------------- --------------
Statutory U.S. income
 tax rate...............        35.0%            35.0%          35.0%          35.0%          35.0%
State taxes.............        (3.1)             1.1            1.1            5.2            3.2
International income....       (61.9)           (29.7)           --             3.3            2.8
Tax benefit related to
 export sales...........         --               --             --            (1.3)          (0.3)
Research credits........        (2.7)             2.2            0.8           (4.4)          (2.2)
In-process research and
 development............         --               --           (16.5)          26.2            --
Goodwill amortization...         4.0             (4.9)          (1.2)          11.6           16.6
Effect of sales of
 Malaysian operations...         --               --           (18.0)           --             --
Other items.............         0.5             (0.5)          (0.5)           3.8            2.8
                               -----            -----          -----           ----           ----
Effective income tax
 rate...................       (28.2)%            3.2%           0.7%          79.4%          57.9%
                               =====            =====          =====           ====           ====

   United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil Corporation's intention to reinvest these earnings.

   Pretax income (loss) of international subsidiaries was $41.9 million in fiscal year 1999, $(1.6) million for the six weeks ended August 13, 1999, $21.6 million for the 46 weeks ended June 30, 2000, $0.4 million for the 26 weeks ended December 29, 2000 and $4.4 million for the 52 weeks ended December 28, 2001.

   Income taxes paid were $3.4 million in fiscal year 1999, $0.2 million for the six weeks ended August 13, 1999, $0.6 million for the 46 weeks ended June 30, 2000, $4.0 million for the 26 weeks ended December 29, 2000 and $61.7 million for the 52 weeks ended December 28, 2001.

   For tax purposes, the Company had federal and state net operating loss carryforwards of approximately $7.2 million as of December 28, 2001. These net operating loss carryforwards begin to expire for federal and state purposes in 2019 and 2004, respectively. The Company has foreign net operating loss carryforwards of approximately $7.6 million as of December 28, 2001, resulting in a deferred tax asset of $2.8 million. The Company has recorded a valuation allowance of approximately $2.2 million related to certain foreign net operating loss carryforwards that may not be utilized.

   The net change in total valuation allowance for the 52 weeks ended December 28, 2001 was $0.4 million and relates to the Company's expectations regarding utilization of the foreign net operating loss carryforwards.

   The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

                              INTERSIL CORPORATION

NOTE N--GEOGRAPHIC INFORMATION

   Intersil operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

   A summary of the operations by geographic area is summarized below (in thousands):

                                     Predecessor                             Successor
                          --------------------------------- --------------------------------------------
                                                                           26 Weeks Ended 52 Weeks Ended
                          Fiscal Year Ended Six Weeks Ended 46 Weeks Ended  December 29,   December 28,
                            July 2, 1999    August 13, 1999 June 30, 2000       2000           2001
                          ----------------- --------------- -------------- -------------- --------------
United States Operations
   Net sales............      $357,878         $ 33,955        $389,741       $303,242       $161,122
  Long-lived assets.....       371,448          366,386         333,668        485,357        343,559
International
  Net sales.............        13,163            2,672          21,982         27,653        319,944
  Long-lived assets.....       121,330          118,277         112,487        103,312         89,226

   Export sales included in U.S. operations were $166.4 million in fiscal year 1999, $16.6 million for the six weeks ended August 13, 1999, $227.5 million for the 46 weeks ended June 30, 2000, $163.9 million for the 26 weeks ended December 29, 2000 and $3.7 million for the 52 weeks ended December 28, 2001.

NOTE O--FINANCIAL INSTRUMENTS

   At June 30, 2000, December 29, 2000 and December 28, 2001, the Company's financial instruments included cash and cash equivalents, investments, receivables, accounts payable, borrowings and forward foreign currency exchange contracts. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term debt approximates fair value due to the short-term maturities of these assets and liabilities. Investments, included in other assets on the consolidated balance sheets, are comprised of less than 20% equity interests in companies. The investments are accounted for using the cost method and are classified as other assets, which approximates fair value, and were $28.8 million at June 30, 2000 and December 29, 2000 and $39.2 million at December 28, 2001. Included in these amounts is our investment in ChipPAC common stock, which is classified as available-for-sale and recorded at fair value as determined by quoted market prices. An unrealized holding gain in the amount of $4.0 million ($1.7 million after tax), has been charged to other comprehensive income/(loss) for the year ended December 28, 2001. The carrying value of these securities was $15.8 million, $7.6 million and $9.2 million as of June 30, 2000, December 29, 2000 and December 28, 2001, respectively. The fair value of other financial instruments is based on quoted market prices or pricing models using prevailing financial market information at the date of measurement.

   On August 8, 2000, ChipPAC completed its initial public offering and Intersil's investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock. During the year ended December 28, 2001, the Company recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC, Inc. common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

   The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of December 28, 2001 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term debt rating of no less than AA by Standard & Poor's or Aa by Moody's. For short-term debt (a maturity date less that 365 days) the issuer must have no less than an A1 Standard & Poor's and a P1 Moody's credit rating. In addition, the Company limits the amount of investment credit exposure with any one institution. At December 28, 2001, the Company did not require and was not required to collateralize any of its financial instrument obligations.

                              INTERSIL CORPORATION

   The Company's trade receivables and investments do not represent a significant concentration of credit risk at December 28, 2001, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to minimize the risk of credit loss. Expected losses are provided for currently and actual losses have been within management's expectations.

   Intersil issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. Intersil had outstanding letters of credit totaling $2.7 million, $8.1 million and $3.4 million at June 30, 2000, December 29, 2000 and December 28, 2001, respectively.

   Intersil markets its products for sale to customers, including distributors, primarily in the United States, Asia/Pacific and Europe. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Intersil maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

   Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains on foreign exchange contracts were $3.2 million, $1.9 million and $0.9 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001, respectively. Realized gains and losses from hedges are classified in the statement of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts were $30.9 million, $29.0 million and $9.6 million at June 30, 2000, December 29, 2000 and December 28, 2001, respectively, all of which were used to hedge anticipated foreign cash flow commitments. Intersil purchased and sold $87.4 million, $34.4 million and $25.8 million of foreign exchange forward contracts for the 46 weeks ended June 30, 2000, the 26 weeks December 29, 2000 and the 52 weeks ended December 28, 2001, respectively.

                              INTERSIL CORPORATION

   Total open foreign exchange contracts and options at June 30, 2000, December 29, 2000 and December 28, 2001 are described in the table below:

 June 30, 2000

   Options to Sell Foreign Currencies

                                                Contract Amount
                                            ------------------------ Maturities
   Currency                                 Foreign Currency  U.S.   (in months)
   --------                                 ---------------- ------- -----------
                                                       (in thousands)
   Euro....................................        3,000      $2,883    5 - 6

   Commitments to Sell Foreign Currencies

                                                Contract Amount
                                            ------------------------ Maturities
   Currency                                 Foreign Currency  U.S.   (in months)
   --------                                 ---------------- ------- -----------
                                                       (in thousands)
   Euro....................................       16,500     $15,697    1 - 6
   British Pound...........................        2,300       3,572    1 - 6
   Japanese Yen............................    1,190,000      11,655    1 - 7

 December 29, 2000

   Commitments to Sell Foreign Currencies

                                                Contract Amount
                                            ------------------------ Maturities
   Currency                                 Foreign Currency  U.S.   (in months)
   --------                                 ---------------- ------- -----------
                                                       (in thousands)
   Euro....................................       21,250     $18,797    1 - 6
   British Pound...........................          350         532        1
   Japanese Yen............................    1,020,000       9,655    1 - 6

 December 28, 2001

   Commitments to Sell Foreign Currencies

                                                 Contract Amount
                                             ----------------------- Maturities
   Currency                                  Foreign Currency  U.S.  (in months)
   --------                                  ---------------- ------ -----------
                                                       (in thousands)
   Euro.....................................       6,500      $5,847    1 - 6
   Japanese Yen.............................     450,000       3,785    1 - 6

NOTE P--EMPLOYEE BENEFIT PLANS

Equity Compensation Plan

   On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (the "Plan"), which became effective on August 13, 1999 for salaried officers and key employees. The Plan authorized the grant of options for up to 7.5 million shares of Intersil Class A Common Stock (the number of shares authorized for the Plan was increased to 17.5 million shares, the increase was authorized by the shareholders at the Annual Meeting of Shareholders held May 15, 2001) and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The exercise price of each option granted under the Plan shall be

                              INTERSIL CORPORATION
determined by a committee of the Board of Directors (the "Board"). The maximum term of any option shall be 10 years from the date of grant for incentive stock options and 10 years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board currently vesting ratably over approximately four to five years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 666,667 shares of common stock. The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. No such compensation expense has been recorded to date. Had compensation cost for the Company's stock option plan been determined consistent with FAS 123, the Company would have reported a net loss of $43.7 million for the 46 weeks ended June 30, 2000, net income of $4.2 million for the 26 weeks ended December 29, 2000 and net income of $27.5 million for the 52 weeks ended December 28, 2001. The impact to basic and diluted income (loss) per share would have been (0.01), (0.03) and (0.11) for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001, respectively.

   The Company estimates the fair value of each option as of the date of grant using the Black-Sholes pricing model with the following weighted average assumptions:

                                            June 30, December 29,  December 28,
                                              2000       2000          2001
                                            -------- ------------- -------------
   Expected volatility.....................   0.5        0.877         1.002
   Dividend yield..........................    --         --            --
   Risk-free interest rate.................   6.25%  5.47% - 6.20% 4.14% - 5.40%
   Expected life, in years.................    7           7             7

                              INTERSIL CORPORATION

   A summary of the status of the Company's stock option plan as of and changes during the 46 weeks ended June 30, 2000, 26 weeks ended December 29, 2000 and 52 weeks ended December 28, 2001 are presented in the tables below:

                                   June 30, 2000                December 29, 2000               December 28, 2001
                          ------------------------------- ------------------------------- -------------------------------
                              Shares     Weighted Average     Shares     Weighted Average     Shares     Weighted Average
                          (in thousands)  Exercise Price  (in thousands)  Exercise Price  (in thousands)  Exercise Price
                          -------------- ---------------- -------------  ---------------- -------------  ----------------
Outstanding at beginning
 of period..............        --            $  --           2,955           $15.76          4,136           $25.72
Granted.................      3,177            15.41          1,325            48.12          2,345            24.83
Exercised...............       (194)           10.21            (66)            2.25           (316)           10.52
Canceled................        (28)           15.20            (78)           25.56           (542)           25.26
                              -----           ------          -----           ------          -----           ------
Outstanding at end of
 period.................      2,955           $15.76          4,136           $25.72          5,623           $26.50
                              =====           ======          =====           ======          =====           ======
Exercisable at end of
 period.................        191           $ 2.89            162           $ 3.01            822           $28.29
                              =====           ======          =====           ======          =====           ======
Weighted average fair
 value of options
 granted................                      $ 5.07                          $24.16                          $24.15
                                              ======                          ======                          ======

   Information with respect to stock options outstanding and stock options exercisable at June 30, 2000, December 29, 2000 and December 28, 2001, is as follows:

                                         Weighted Average
                              Number        Remaining     Weighted Average     Number     Weighted Average
                           Outstanding   Contractual Life  Exercise Price   Exercisable    Exercise Price
                          -------------- ---------------- ---------------- -------------- ----------------
                          (in thousands)                                   (in thousands)
June 30, 2000
 $2.25..................      1,422            9.19            $ 2.25           155            $ 2.25
 $6.93..................         36            9.19            $ 6.93            36            $ 6.93
 $25.00.................      1,156            9.65            $25.00           --                --
 $28.50-$42.13..........        208            9.89            $36.62           --                --
 $42.94-$58.50..........        133            9.89            $47.40           --                --


December 29, 2000
 $2.25..................      1,392            8.70            $ 2.25           126            $ 2.25
 $6.93..................         36            8.62            $ 6.93            36            $ 6.93
 $25.00-$35.88..........      1,118            9.16            $25.11           --                --
 $37.56-$55.13..........      1,552            9.68            $46.85           --                --
 $57.31-$63.06..........         38            9.55            $58.33           --                --


December 28, 2001
 $2.25..................      1,013            7.70            $ 2.25           221            $ 2.25
 $6.93..................         29            7.63            $ 6.93            29            $ 6.93
 $15.00-$21.25..........        953            9.17            $17.33           --                --
 $25.00-$35.88..........      2,149            8.97            $28.37           221            $27.40
 $37.56-$55.13..........      1,460            8.70            $46.55           347            $46.87
 $57.31-$63.06..........         19            8.51            $58.35             4            $58.35

                              INTERSIL CORPORATION

Employee Stock Purchase Plan

   In February 2000, Intersil adopted the Employee Stock Purchase Plan (the "ESPP") whereby eligible employees can purchase shares of Intersil's common stock. Intersil has reserved 1,333,334 shares of common stock for issuance under the ESPP. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). No shares had been issued as of June 30, 2000. As of December 29, 2000 and December 28, 2001, approximately 169,000 and 462,000 shares had been issued under the ESPP, respectively.

NOTE Q--ADOPTION OF FINANCIAL ACCOUNTING STANDARD NO. 133

   Effective July 1, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the consolidated balance sheets at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the consolidated balance sheet at their fair value of $(0.4) million on December 29, 2000.

NOTE R--RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning December 29, 2001. Based on the value of definite lived assets capitalized as of December 28, 2001, amortization expense is expected to decline by approximately $34.8 million ($20.4 million after tax, or $0.19 per diluted share) in 2002. Approximately $4.5 million of unamortized intangible assets attributable to assembled work force will be reclassified to goodwill in 2002. The Company has completed the first of the required impairment tests of goodwill. This test indicated that there was no impairment of existing goodwill under the provisions of FAS 142.

NOTE S--ACQUISITIONS

   On May 29, 2000, Intersil acquired 100% of the outstanding capital stock of NWN. Consideration for the acquisition of NWN was 3.35 million shares of Intersil Class A Common Stock valued at $111.3 million at the date of closing. The NWN acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of NWN have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair value of the net tangible assets by approximately $109.0 million. NWN had completed all in-process research and development programs prior to its acquisition. Therefore, none of the purchase price in excess of the fair value of the net tangible assets was allocated to purchased in-process research and development. The purchase price in excess of fair value of net tangible assets was allocated to goodwill, which is being amortized on a straight-line basis over seven years.

                              INTERSIL CORPORATION

   The following unaudited pro forma consolidated results of operations are presented as if the NWN acquisition occurred on August 14, 1999 (in millions, except per share data):

                                                                  46 Weeks Ended
                                                                  June 30, 2000
                                                                  --------------
   Product sales.................................................     $603.2
   Net loss before extraordinary item............................      (31.7)
   Net loss......................................................      (57.3)
   Net loss to common shareholders...............................      (62.7)
   Net loss per basic and diluted share..........................      (0.79)

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

   On October 27, 2000, Intersil acquired 100% of the outstanding stock of SiCOM. Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Class A Common Stock valued at $162.6 million. The SiCOM acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of SiCOM have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair market value of the net tangible assets acquired by $160.6 million. The appraisal of the acquired SiCOM business included $25.4 million of purchased in-process research and development, which was related to various products under development. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangibles (developed technology, assembled workforce and goodwill) are being amortized over five to 11 years.

   The following unaudited pro forma consolidated results of operations are presented as if the SiCOM acquisition occurred on August 14, 1999 and July 1, 2000, respectively (in millions, except per share data):

                                                                 26 Weeks Ended
                                                  46 Weeks Ended  December 29,
                                                  June 30, 2000       2000
                                                  -------------- --------------
   Product sales.................................     $601.7         $436.6
   Net income (loss) before extraordinary item...      (38.4)           3.9
   Net loss......................................      (63.9)          (2.2)
   Net loss to common shareholders...............      (69.3)          (2.2)
   Net loss per basic and diluted share..........      (0.87)         (0.02)

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

                              INTERSIL CORPORATION

NOTE T--SALE OF INTERSIL'S KUALA LUMPUR, MALAYSIA-BASED SEMICONDUCTOR ASSEMBLY AND TEST OPERATIONS

   On June 30, 2000, Intersil completed the sale of its Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, which under a multi-year supply agreement, will supply integrated circuit assembly and test services to Intersil. Under the terms of the transaction, ChipPAC acquired all of Intersil's Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed signal capabilities, product distribution center as well as the operation's management team and approximately 2,900 employees. As consideration for the sale, Intersil received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock. Intersil recognized a non-recurring charge of $24.8 million for the loss on sale in connection with the transaction.

NOTE U--TRANSITION PERIOD COMPARATIVE DATA

   The following table presents certain financial information for the 26-week periods ended December 31, 1999 and December 29, 2000 (in thousands, except per share amounts):

                                                   26 Weeks Ended
                                                    December 31,  26 Weeks Ended
                                                        1999       December 29,
                                                    (unaudited)        2000
                                                   -------------- --------------
   Net sales.....................................      $292.1        $  435.5
                                                       ------        --------
   Gross margin..................................       109.9           205.8
                                                       ------        --------
   Income (loss) before income taxes,
    extraordinary item and cumulative effect of a
    change in accounting principle...............       (23.6)           43.9
   Income taxes..................................         1.3            30.8
                                                       ------        --------
   Income (loss) before extraordinary item and
    cumulative effect of a change in accounting
    principle....................................       (24.9)           13.1
   Extraordinary item--loss on extinguishment of
    debt, net of tax effect......................         --             (5.9)
                                                       ------        --------
   Income (loss) before cumulative effect of a
    change in accounting principle...............       (24.9)            7.2
   Cumulative effect of adoption of FAS 133, net
    of tax effect................................         --             (0.2)
                                                       ------        --------
   Net income (loss).............................       (24.9)            7.0
   Preferred dividends...........................         3.8             --
                                                       ------        --------
   Net income (loss) to common shareholders......      $(28.7)       $    7.0
                                                       ======        ========
   Basic and diluted income (loss) per share:
   Income (loss) per share before extraordinary
    item.........................................      $(0.39)       $   0.13
   Extraordinary item............................         --            (0.06)
                                                       ------        --------
   Net income (loss).............................      $(0.39)       $   0.07
                                                       ======        ========
   Weighted average common shares outstanding....      66,673         105,167
                                                       ======        ========

                              INTERSIL CORPORATION

NOTE V--QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of unaudited quarterly financial information for the periods indicated:

                                                        Quarters Ended
                          ---------------------------------------------------------------------------
                          March 31, June 30, Sept. 29, Dec. 29, March 30, June 29, Sept. 28, Dec. 28,
                            2000      2000     2000      2000     2001      2001     2001      2001
                          --------- -------- --------- -------- --------- -------- --------- --------
                                             (In millions, except per share data)
Net sales...............   $117.7    $138.2   $166.2    $164.7   $127.8    $118.3   $113.4    $121.6
Gross margin............     50.3      62.4     84.1      85.5     42.2      59.5     57.6      63.2
Income (loss) before
 extraordinary item(a)..      2.8       1.8     19.4      (6.5)    50.6       1.2     (3.3)      3.5
Extraordinary item(b)...    (25.5)      --      (0.3)     (5.6)   (12.2)      --       --        --
                           ------    ------   ------    ------   ------    ------   ------    ------
Net income (loss).......   $(22.7)   $  1.8   $ 19.1    $(12.1)  $ 38.4    $  1.2   $ (3.3)   $  3.5
                           ======    ======   ======    ======   ======    ======   ======    ======
Net income (loss) to
 common shareholders....   $(24.2)   $  1.8   $ 19.1    $(12.1)  $ 38.4    $  1.2   $ (3.3)   $  3.5
                           ======    ======   ======    ======   ======    ======   ======    ======
Per share (basic):
  Income (loss) before
   extraordinary item...   $ 0.02    $ 0.02   $ 0.20    $(0.06)  $ 0.48    $ 0.01   $(0.03)   $ 0.03
  Extraordinary item....    (0.34)      --       --      (0.06)   (0.12)      --       --        --
                           ------    ------   ------    ------   ------    ------   ------    ------
  Net income (loss).....   $(0.32)   $ 0.02   $ 0.20    $(0.12)  $ 0.36    $ 0.01   $(0.03)   $ 0.03
                           ======    ======   ======    ======   ======    ======   ======    ======
Per share (diluted):
  Income (loss) before
   extraordinary item...   $ 0.02    $ 0.02   $ 0.19    $(0.06)  $ 0.46    $ 0.01   $(0.03)   $ 0.03
  Extraordinary item....    (0.34)      --       --      (0.06)   (0.11)      --       --        --
                           ------    ------   ------    ------   ------    ------   ------    ------
  Net income (loss).....   $(0.32)   $ 0.02   $ 0.19    $(0.12)  $ 0.35    $ 0.01   $(0.03)   $ 0.03
                           ======    ======   ======    ======   ======    ======   ======    ======

--------
(a) During the quarter ended December 29, 2000, the Company recorded a charge of $25.4 million for in-process research and development in connection with the acquisition of SiCOM, Inc. During the quarter ended March 30, 2001, the Company recorded a $168.4 million gain in relation to the sale of the Discrete Power products group. During the quarter ended March 30, 2001, the Company recorded charges of $32.4 million, $7.6 million, and $8.2 million in relation to its restructuring activities, the impairment of long-lived assets and the impairment of marketable securities, respectively.
(b) During the quarters ended March 31, 2000, September 29, 2000, December 29, 2000 and March 30, 2001, the Company recognized extraordinary losses (net of tax) of $25.5 million, $0.3 million, $5.6 million and $12.2 million, respectively related to the early extinguishment of debt.

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

   Name                  Age Title
   ----                  --- -----
Gregory L. Williams.....  48 President, Chief Executive Officer, Director
Daniel J. Heneghan......  46 Vice President, Chief Financial Officer and Assistant Secretary
Lawrence J. Ciaccia.....  43 Vice President, General Manager, Wireless Networking
Rick E. Furtney.........  42 Vice President, General Manager, High Performance Analog
Frank J. Effler, Jr. ...  55 Vice President, Worldwide Sales
Stephen M. Moran........  45 Vice President, General Counsel and Secretary
Julie B. Forbes.........  44 Vice President, Human Resources
Robert W. Conn..........  59 Director
Gary E. Gist............  55 Director
Jan Peeters.............  50 Director
Robert N. Pokelwaldt....  65 Director
James A. Urry...........  46 Director

   Gregory L. Williams, President, Chief Executive Officer, Director. From October 1998 to August 1999, Mr. Williams was President of the semiconductor business at Harris. From January 1998 to October 1998, Mr. Williams was Vice President and General Manager of the Power Products Division at Harris. From 1984 to 1998, Mr. Williams also served as Vice President and Assistant General Manager of the Semiconductor Components Group, Vice President and General Manager of the Power Products Division, and Vice President and Director of Automotive World Marketing at Motorola Semiconductor, and from 1977 to 1984, Mr. Williams served with General Electric Company. Mr. Williams is Vice Chairman of the Semiconductor Industry Association.

   Daniel J. Heneghan, Vice President, Chief Financial Officer and Assistant Secretary. From 1996 to August 1999, Mr. Heneghan was Vice President and Controller of the semiconductor business at Harris. From 1994 to 1996, Mr. Heneghan was Vice President of Digital Products of the semiconductor business at Harris. Mr. Heneghan also served at various times as Division Controller of the semiconductor business at Harris, Director of Planning at Harris, Director of Finance at Harris and Senior Financial Analyst with Royal Crown Cola.

   Lawrence J. Ciaccia, Vice President, General Manager, Wireless Access. From February 1998 to August 1999, Mr. Ciaccia was Vice President and Director of Engineering for the PRISM(R) Wireless Products business at Harris. From 1997 to 1998 Mr. Ciaccia was Director of Strategic and Product Marketing for the Multimedia Products business at Harris. Mr. Ciaccia also served at various times from 1993 to 1997 as Director of Engineering for several different semiconductor businesses at Harris.

   Rick E. Furtney, Vice President, General Manager, Analog. From 1999 until July 2000, Mr. Furtney was Vice President for Power Management products. From 1997 until 1999, Mr. Furtney was Director of Marketing for Harris. From 1985 through 1997, Mr. Furtney held numerous management positions in engineering and marketing at Harris.

   Frank J. Effler, Jr., Vice President, Worldwide Sales. Mr. Effler joined the Company in January 2002. Prior to joining the Company, Mr. Effler was the Vice President of Worldwide Sales for ESS Technology. Since 1982, Mr. Effler has served in various other sales and marketing positions at Hitachi America, Toshiba America Electronic Components, International Microelectronic Products, Signetics and National Semiconductor.

   Julie B. Forbes, Vice President, Human Resources. Ms. Forbes joined the Company in August 1999. Prior to joining us, Ms. Forbes was the Vice President and Director of Human Resources for the Satellite Communications Group of Motorola from 1998 to 1999. From 1992 until 1998, Ms. Forbes served in various other Human Resources positions in the Semiconductor Products Sector of Motorola.

   Stephen M. Moran, Vice President, General Counsel and Secretary. Mr. Moran joined the Company in January 2000. Prior to joining us, Mr. Moran served with Toshiba America, Inc. from September 1996 until January 2000 and served as the Vice President and General Counsel for Toshiba America Electronic Components, Inc. (Toshiba America's Semiconductor Company) from January 1998 to January 2000. From March 1992 until September 1996, Mr. Moran was the General Counsel of ITT Cannon, Inc., an ITT Industries corporation.

   Robert W. Conn, Director. Dr. Conn has been the Dean of the Jacobs School of Engineering, University of California, San Diego, and the Walter J. Zable Endowed Chair in Engineering since 1994. Prior to joining University of California, San Diego, Dr. Conn served as Professor of Engineering and Applied Sciences and founding Director of the Institute of Plasma and Fusion Research at the University of California, Los Angeles. Dr. Conn co-founded a semiconductor equipment company in 1986, Plasma & Materials Technologies, now Trikon Technologies, and was chairman of the Board through 1993. Dr. Conn is a member of the National Academy of Engineering, and recently served as a member of the President's Committee of Advisors on Science and Technology Panel on Energy R&D Policy for the 21st Century, which service ended in 1998.

   Gary E. Gist, Director. Since 1995, Mr. Gist has served as the President and Chief Executive Officer of Palomar Companies, LLC, which focuses on designing and manufacturing electronic products and is composed of the following diverse group of companies: Palomar Display Products, Inc., Palomar Products, Inc. and Palomar Technologies, Inc. From mid-1993 to 1995, he was Division Manager of the Technology Products Division of Hughes Industrial Electronics Company. Prior to that, he was President of Transworld Communications.

   Jan Peeters, Director. Mr. Peeters is the founder, Chairman, President, Chief Executive Officer and a major shareholder of Olameter Inc., a communications and data management service provider, which he formed in 1998. Mr. Peeters was a founder of Fonorola Inc., where he held the position of President and Chief Executive Officer from 1990 and the position of Vice-Chairman from 1994, until that company was sold to Call-Net Enterprises in June 1998. Mr. Peeters serves on the Board of Directors of Call-Net Enterprises and Cogeco, Inc.

   Robert N. Pokelwaldt, Director. Mr. Pokelwaldt retired in November 1999 as the Chairman and Chief Executive Officer of YORK International Corporation, an independent supplier of heating, ventilating, air conditioning, and refrigeration products in the U.S. and internationally. He became President and Chief Executive Officer of YORK in 1991, and Chairman of YORK in January 1993. Mr. Pokelwaldt joined YORK as President of Applied Systems Worldwide, a YORK Division, in 1988, and two years later was appointed President and Chief Operating Officer of YORK International. Mr. Pokelwaldt serves on the Board of Directors of Mohawk Industries, First Energy and Carpenter Technology.

   James A. Urry, Director. Mr. Urry is a Partner at Citicorp Venture Capital Ltd., which is an affiliate of ours. Prior to 1989, he was with Citibank, N.A. Mr. Urry serves on the Board of Directors of Airxcel, Inc., AMI Semiconductor and York International Corporation.

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

Compensation Committee Interlocks and Insider Participation; Audit Committee

   James A. Urry, Jan Peeters and Gary E. Gist are the members of our Compensation Committee. Gary E. Gist, Robert W. Conn and Robert N. Pokelwaldt are the members of our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

   On the basis of reports and representations submitted by or on behalf of the directors, executive officers and ten percent shareholders of us, all Forms 3, 4 and 5 showing ownership of and changes in ownership in our equity securities during the fiscal year ended December 28, 2001 were timely filed with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

   The following table sets forth certain information concerning the compensation received by our five most highly compensated officers for services rendered in fiscal year 2000, for the transition period from July 1, 2000 to December 29, 2000 (2000(S)) and in fiscal year 2001.

                           Summary Compensation Table
                              Dollars in thousands

                                                                             Long-Term
                                                                           Compensation
                                                                        -------------------
                                           Annual Compensation            Awards   Payouts
                                  ------------------------------------- ---------- --------
Name and Principal       Fiscal                       Other Annual                   LTIP      All Other
Position                 Year*    Salary Bonus(1) Compensation(2)(3)(4) Options(5)  Payouts Compensation(6)
------------------       ------   ------ -------- --------------------- ---------- -------- ---------------
Gregory L. Williams.....  2001    $550.0  $770.5             --          250,000       --        $98.3
 President and Chief      2000(S) $270.2  $274.2         $ 17.9          100,000       --        $52.1
 Executive Officer        2000    $399.6  $577.7         $430.1          140,000       --        $29.3
Daniel J. Heneghan......  2001    $300.0  $348.2             --          100,000       --        $45.1
 Vice President, Chief    2000(S) $150.0  $ 83.1         $273.6           40,000       --        $20.7
 Financial Officer and    2000    $179.7  $212.6             --           63,334    $17.2        $10.4
 Assistant Secretary
Larry J. Ciaccia........  2001    $225.0  $165.4             --           80,000       --        $30.4
 Vice President and       2000(S) $110.4  $105.8             --           25,000       --        $15.9
 General Manager,         2000    $147.4  $149.6             --           63,334       --        $ 0.3
 Wireless Networking
Rick E. Furtney.........  2001    $205.3  $204.7             --           80,000       --        $30.3
 Vice President and       2000(S) $ 98.6  $ 85.5             --           25,000       --        $ 3.9
 General Manager,         2000    $121.7  $ 31.3             --           23,334       --        $13.5
 High Performance Analog
Stephen M. Moran........  2001    $227.7  $177.3         $ 71.1           47,500       --        $ 5.2
 Vice President and       2000(S) $100.0  $ 42.3             --           17,500       --        $ 1.7
 General Counsel and              $ 83.1  $ 50.0         $ 68.0           23,334       --        $ 0.2
  Secretary               2000

--------
*2001 is the fiscal year ended December 28, 2001, 2000(S) is the transition period which extended from July 1, 2000 through December 29, 2000 and 2000 is the fiscal year ended June 30, 2000.

(1) This category includes the Executive Incentive Plan bonus for all officers. It also includes additional bonuses paid in calendar year 2001 to Mr. Williams ($300,000), Mr. Heneghan ($160,000), Mr. Ciaccia ($28,000), Mr.
    Furtney ($32,000) and Mr. Moran ($81,250). Fiscal year 2000 amounts reflect a disruption bonus for Mr. Heneghan of $25,000 and a signing bonus for Mr. Moran of $50,000.
(2) Except for Mr. Moran, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for calendar year 2001. Mr. Moran's personal benefit included a tax equalization payment ($68,136) and estate planning fees ($3,000).
(3) Except for Mr. Heneghan, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for the 2000(S) reporting period. Mr. Heneghan's personal benefit included relocation expenses and applicable taxes associated with his relocation to the corporate offices in Irvine, CA.
(4) Except for Mr. Williams, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for fiscal year 2000. Mr. Williams's personal benefit included relocation expenses and applicable taxes associated with his relocation to the corporate offices in Irvine, CA.
(5) All stock options were granted under the Intersil Corporation 1999 Equity Compensation Plan. The stock option grants terminate ten years from date of grant. Grants issued prior to August 2000 vest over a five year period -- 20% upon each of the first five anniversary dates of the grant. Grants issued from August 2000 to date, including those reflected in the table for calendar year 2001, vest over a four year period -- 25% upon each of the first four anniversary dates of the grant -- as authorized by the Compensation Committee of the Intersil Board of Directors.
(6) Amounts reported reflect contributions and allocations to defined contribution retirement plans and the value of insurance premiums for term life insurance and disability insurance.

   The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2001.

                                       Individual Grants
                         ---------------------------------------------
                                                                       Potential Realizable
                                                                         Value at Assumed
                                      Percentage                       Annual Rates of Stock
                         Number of  of All Options                      Price Appreciation
                         Securities   Granted to                        for Option Term(4)
                         Underlying All Employees  Exercise Expiration ---------------------
                         Options(1)  in Period(2)   Price    Date(3)       5%        10%
                         ---------- -------------- -------- ---------- ---------- ----------
Gregory L. Williams.....   50,000        2.3%       $21.25   1/2/2011  $  668,201 $1,693,351
                           50,000        2.3%       $15.00   4/2/2011  $  471,671 $1,195,307
                           75,000        3.4%       $34.50   7/2/2011  $1,627,265 $4,123,809
                           75,000        3.4%       $26.29  10/1/2011  $1,240,023 $3,142,462

Daniel J. Heneghan......   20,000        0.9%       $21.25   1/2/2011  $  267,280 $  677,341
                           20,000        0.9%       $15.00   4/2/2011  $  188,668 $  478,123
                           30,000        1.4%       $34.50   7/2/2011  $  650,906 $1,649,523
                           30,000        1.4%       $26.29  10/1/2011  $  496,009 $1,256,985

Lawrence J. Ciaccia.....   12,500        0.6%       $21.25   1/2/2011  $  167,050 $  423,338
                           12,500        0.6%       $15.00   4/2/2011  $  117,918 $  298,827
                           27,500        1.3%       $34.50   7/2/2011  $  596,664 $1,512,063
                           27,500        1.3%       $26.29  10/1/2011  $  454,675 $1,152,236

Rick E. Furtney.........   12,500        0.6%       $21.25   1/2/2011  $  167,050 $  423,338
                           12,500        0.6%       $15.00   4/2/2011  $  117,918 $  298,827
                           27,500        1.3%       $34.50   7/2/2011  $  596,664 $1,512,063
                           27,500        1.3%       $26.29  10/1/2011  $  454,675 $1,152,236

Stephen M. Moran........    8,750        0.4%       $21.25   1/2/2011  $  116,935 $  296,336
                            8,750        0.4%       $15.00   4/2/2011  $   82,542 $  209,179
                           15,000        0.7%       $34.50   7/2/2011  $  325,453 $  824,762
                           15,000        0.7%       $26.29  10/1/2011  $  248,005 $  628,492

--------
(1) These options vest in twenty-five percent increments on the first four anniversaries of the grant date.
(2) A total of 1,325,350 options were granted to Intersil employees under the Intersil 1999 Equity Compensation Plan during the stub year period from July 1, 2000 through December 29, 2000.
(3) The options will expire ten years after the grant date.
(4) Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10%, set by the Securities and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.

   The following table sets forth information regarding the number and value of options held by the executive officers name in the Summary Compensation Table at the end of calendar year 2001.

                   OPTION VALUES AT END OF CALENDAR YEAR 2001

                               Number of Securities    Net Value of Unexercised
                              Underlying Unexercised         In-the-Money
                                Options at Year-End       Options at Year-End
                             ------------------------- -------------------------
                             Exercisable Unexercisable Exercisable Unexercisable
                             ----------- ------------- ----------- -------------
Gregory L. Williams.........   68,142       437,000     $648,951    $3,087,650
Daniel J. Heneghan..........   25,695       180,668     $191,281    $1,286,112
Lawrence J. Ciaccia.........   18,916       149,418     $110,194    $1,033,962
Rick E. Furtney.............   10,916       117,418     $ 40,594    $  755,562
Stephen M. Moran............    9,040        79,294     $ 40,594    $  546,124

--------
(1) Reflects net pre-tax amounts determined by subtracting the exercise price from $33.70 per share, the fair market value of common stock at the end of calendar year 2001.

Employment Agreements

   We entered into an employment agreement with Mr. Williams for him to serve as our Chief Executive Officer and a member of our Board of Directors. His employment agreement provides for an annual base salary of $550,000, subject to increases and annual performance bonuses at the discretion of the Board of Directors. The agreement also provides for Mr. Williams to receive our standard benefits. The term of the agreement is 60 months from August 13, 1999, subject to automatic renewal for successive one-year terms, unless either we give or Mr. Williams gives prior notice of non-renewal. Mr. Williams is subject to a noncompetition covenant during the term of his agreement and for a period of one year following termination or expiration of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information as of March 1, 2002 with respect to shares of each class of Common Stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of outstanding Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held. In general, each share of Class A Common Stock is convertible into one share of Class B Common Stock, and each share of Class B Common Stock is convertible into one share of Class A Common Stock. The table does not include shares of our Class A Common Stock issuable upon conversion of the warrants issued in connection with the 13.5% Subordinated Holding PIK Note or with the 13.25% Senior Subordinated Notes.

   Unless otherwise indicated, the address of each person owning more than 5% of our outstanding shares is c/o Intersil Corporation, 7585 Irvine Center Drive, Suite 100, Irvine, California 92618.

                                Class A               Class B
                            Common Stock(1)       Common Stock(2)
                          -------------------- --------------------- Percent of all
Name of Beneficial Owner   Number   Percent(3)   Number   Percent(3) Common Stock(4)
------------------------  --------- ---------- ---------- ---------- ---------------
Sterling Holding........  2,004,244    2.21%   16,282,475    100%         17.11%
 Company, LLC(5)
Gregory L. Williams(6)..  1,667,482    1.84%          --     --            1.56%
Daniel J. Heneghan(7)...    307,449       *           --     --               *
Lawrence J. Ciaccia(8)..    274,488       *           --     --               *
Rick E. Furtney(9)......    107,098       *           --     --               *
Stephen M. Moran(10)....     35,708       *           --     --               *
James A. Urry(11).......     39,524       *           --     --               *
Gary E. Gist(12)........     49,674       *           --     --               *
Robert W. Conn(13)......     15,000       *           --     --               *
Jan Peeters(13).........     15,000       *           --     --               *
Robert N.
 Pokelwaldt(13).........     15,000       *           --     --               *

All directors, officers
 and other management
 investors as a group
 (12 persons) ..........  2,701,475    2.98%          --     --            2.53%

--------
  * Represents less than 1%
 (1) Does not include share of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of his shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.
 (2) Does not include share of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of his shares into an equal number of shares of Class B Common Stock.
 (3) Percentages are derived using the number of shares of Class A or Class B Common Stock and common stock outstanding as of February 28, 2002.
 (4) Percentages are derived using the total number of shares of Class A and Class B Common Stock outstanding as of February 28, 2002.
 (5) Citicorp Venture Capital Ltd. Owns a membership interest in Sterling, but disclaims beneficial ownership of the shares reported herein.
 (6) Includes 1,577,542 shares owned by Gregory L. Williams and Linda H. Williams. Includes 21,798 shares owned by DLJSC, as Trustee for Gregory L. Williams IRA Account. Includes currently exercisable options to purchase 68,142 shares of our Class A Common Stock.
 (7) Includes 281,754 shares owned by Daniel J. Heneghan and Barbara Heneghan. Includes currently exercisable options to purchase 25,695 shares of Class A Common Stock.
 (8) Includes 185,570 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia, 68,668 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia Trust dated 1/20/00 and 3,334 shares owned by Joseph Ciaccia. Includes currently exercisable options to purchase 18,916 shares of Class A Common Stock.
 (9) Includes currently exercisable options to purchase 10,916 shares of Class A Common Stock.
(10) Includes currently exercisable options to purchase 9,040 shares of Class A Common Stock.
(11) James A. Urry, a director of Intersil Corporation, is affiliated with Sterling in the capacities described under Directors and Executive Officers" and footnote 5 above. Mr. Urry disclaims beneficial ownership of all shares held by Sterling, which he may be deemed to beneficially own as a result of his affiliation with Sterling, except for those shares reported for Mr. Urry. Includes currently exercisable options to purchase 7,500 shares of Class A Common Stock.
(12) Includes 37,825 shares owned by Gary E. Gist and Kristin Gist. Includes currently exercisable options to purchase 7,500 shares of Class A Common Stock.
(13) Includes currently exercisable options to purchase 15,000 shares of Class A Common Stock.

Item 13. Certain Relationships and Related Transactions

   Citicorp Mezzanine Partners, L.P. contributed $30.0 million in cash to us in exchange for the 13.5% Subordinated PIK Note due 2010 and warrants to purchase 3,703,707 shares of our Class A Common Stock. The 13.5% Subordinated PIK Note due 2010 was repaid in full with the proceeds of our initial public offering and, as a result of early repayment, the number of shares subject to such warrants were reduced to 2,222,224 shares. We contributed the $30.0 million from Citicorp Mezzanine Partners, L.P. to Intersil Communications as a capital contribution. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital Ltd. Citicorp Venture Capital Ltd. owns an interest in Sterling Holding Corporation, LLC, or Sterling, one of our principal shareholders. Sterling also owns approximately 25.3% of Class A Common Stock of Fairchild Semiconductor International, Inc., one of our competitors, and approximately 27.1% of Class A Common Stock of ChipPAC, Inc., one of our suppliers. We own approximately 2.2% of Class A Common Stock of ChipPAC, Inc.

   Sterling, Harris and certain members of our senior management entered into a Shareholders' Agreement containing certain agreements among the shareholders regarding our capital stock and corporate governance. We exercised our option under the Shareholders' Agreement to repurchase from Sterling a total of 1,833,333 shares of Class A Common Stock for an aggregate purchase price of $137,500 to reissue to our employees.

   We purchased from Harris selected portions of the semiconductor business. Harris entered into with us various agreements, including the Intellectual Property Agreement, the Patent Assignment and Services Agreement, the License Assignment Agreement, the Secondary Trademark Assignment and License Agreement, the Harris Trademark License Agreement and the Royalty Agreement.

   --The Intellectual Property Agreement provides for the assignment by Harris to us of its entire ownership, right, title and interest in some intangible property rights owned by Harris and specific to the semiconductor business.

   --The Patent Assignment and Services Agreement provides for the assignment by Harris to us, subject to pre-existing license rights, of about 1,300 patent rights. Harris retained the rights to some patents for up to three years before assigning their entire right, title and interest therein to us (provided that the patents are not in litigation at the time, and no royalties are owed on licenses to the patents). During the interim preceding the assignment of these retained patents, Harris granted us a worldwide, royalty-free, non-exclusive license thereto, without the right to sublicense.

   --The License Assignment Agreement provides for the assignment by Harris to us of certain license agreements that may be assigned without the consent of third party licensors and licensees and also provides that Harris will provide us with the economic benefit of certain other material license agreements that may not be assigned without the consent of third party licensors and licensees.

   --The Secondary Trademark Assignment and License Agreement provides for the assignment by Harris to us of some trademarks related to products of the semiconductor business and provides that we grant back to Harris worldwide, non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks assigned by Harris to us.

   --The Harris Trademark License Agreement provides for the grant by Harris to us of non-exclusive, royalty-free licenses recognizing transitional use of some visible trademarks and product-embedded trademarks, which embedded trademarks will not be eliminated until the relevant product is discontinued.

   --The Royalty Agreement provides for our payment to Harris of 2% of the net sales for the Prism(R) chipsets that are compliant with the IEEE standards 802.11-1997 and 802.116, but excludes any chipsets that have had substantial redesigns since the contract date. This obligation exists until August 13, 2004.

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

   Under our supply agreement with ChipPAC, we have agreed to continue to use their facilities to provide 100% (until June 30, 2003), 90% (from July 1, 2003 to June 30, 2004) and 80% (from July 1, 2004 to June 30, 2005) of our semiconductor package configuration assembly and test requirements for all products assembled and tested at the Malaysian facility on the date of the supply agreement and any new or additional products we may develop after that date. In addition, ChipPAC will ensure that we are allocated 100% of the utilized capacity that was in place on the date of the supply agreement. One of the principal shareholders of ChipPAC is an affiliate of Sterling, our principal shareholder. The terms of the agreements listed above were the result of arms-length negotiations and in our opinion are no less favorable to us than those that could be obtained from non-affiliated parties.

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

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands $)

                                      Additions
                                       Charged  Additions
                           Balance at to Costs   Charged  Deduction Balance at
                           Beginning     and    to Other    From      End of
                           of Period  Expenses  Accounts  Reserves    Period
                           ---------- --------- --------- --------- ----------
Valuation and qualifying
 accounts deducted from
 the assets to which they
 apply
Allowance for
 Uncollectible Accounts
  2001....................  $   736    $   535   $  500    $ 1,237   $   534
  2000(S).................  $ 1,341    $   650   $  --     $ 1,255   $   736
  2000....................  $   582    $   423   $  395    $    59   $ 1,341
  1999....................  $   571    $   487   $  --     $   476   $   582
Inventory Reserve
  2001....................  $28,864    $23,160   $  --     $22,398   $29,626
  2000(S).................  $21,933    $17,927   $1,100    $12,096   $28,864
  2000....................  $18,117    $38,074   $  573    $34,831   $21,933
  1999....................  $24,482    $ 8,373   $  257    $14,995   $18,117
Distributor Reserves
  2001....................  $ 8,002    $19,100   $  --     $23,310   $ 3,792
  2000(S).................  $ 7,366    $18,954   $  --     $18,318   $ 8,002
  2000....................  $ 6,542    $37,408   $  --     $36,584   $ 7,366
  1999....................  $ 6,189    $52,965   $  --     $52,612   $ 6,542

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (b) The Company filed a current report on Form 8-K on October 19, 2001 to disclose the issuance of a press release announcing financial results for the third quarter ended September 28, 2001.

   (c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit
   No.                             Description
 -------                           -----------
  2.01    Amended and Restated Master Transaction Agreement dated as of
          June 2, 1999, by and among Intersil Corporation ("Holding"),
          Intersil Corporation ("Intersil") and Harris Corporation
          ("Harris") (incorporated by reference to Exhibit 2.01 to the
          Registration Statement on Form S-1 previously filed by
          Intersil Corporation on November 10, 1999 (Registration No.
          333-90857) ("Registration Statement on Form S-1")).

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

 Exhibit
   No.          Description
 -------        -----------
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

  2.20    PRISM(R) Intellectual
          Property Assignment,
          dated August 13, 1999,
          between Holding and
          Intersil (incorporated
          by reference to Exhibit
          2.20 to the Post-
          Effective Amendment No.
          1 to the Registration
          Statement on Form S-1).

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

  2.25    Share Purchase
          Agreement dated April
          27, 2000 by and among
          Holding, Intersil B.V.,
          No Wires Needed B.V.,
          Gilde It Fund B.V.,
          Parnib B.V., 3Com
          Corporation, Kennet I
          L.P., Hans B. Van Der
          Hoek and the
          shareholders named
          therein (incorporated
          by reference to Exhibit
          2.25 to the Annual
          Report on Form 10-K
          previously filed by
          Intersil Corporation on
          August 17, 2000)
          ("Annual Report on Form
          10-K, 2000").

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

  3.01    Restated Certificate of
          Incorporation of
          Holding (incorporated
          by reference to Exhibit
          3.01 to the Post-
          Effective Amendment No.
          1 to the Registration
          Statement on Form S-1).

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

 Exhibit
   No.                             Description
 -------                           -----------
         to Exhibit 4.02 to the Registration Statement on Form 8-A
         previously filed by Intersil Corporation on February 18, 2000).

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

  10.13   Option Award Agreement, dated as of August 13, 1999
          (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

 Exhibit
   No.          Description
 -------        -----------
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

  10.24   Photomask Supply and
          Strategic Alliance
          Agreement, dated as of
          July 2, 1999, by and
          among Harris, Align-
          Rite International,
          Inc. and Align-Rite,
          Inc. (incorporated by
          reference to
          Exhibit 10.21 to the
          Registration Statement
          on Form S-1).

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

 Exhibit
   No.          Description
 -------        -----------
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

  10.39   Intersil Corporation
          Retirement Plan (Non-
          Union), dated September
          3, 1999 (incorporated
          by reference to Exhibit
          10.36 to the
          Registration Statement
          on Form S-1).

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

 Exhibit
   No.          Description
 -------        -----------
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

  10.50   Amendment No. 1, dated
          as of December 13,
          1999, to the Securities
          Purchase and Holders
          Agreement by and among
          Holding, Sterling
          Holding Company, LLC,
          Manatee Investment
          Corporation, Citicorp
          Mezzanine Partners,
          L.P. and the management
          investors named therein
          (incorporated by
          reference to Exhibit
          10.50 to the
          Registration Statement
          on Form S-1 previously
          filed by Intersil
          Corporation on August
          28, 2000 (Registration
          No. 333-44606)).

  10.51   Amendment No. 2, dated
          as of May 31, 2000, to
          the Securities Purchase
          and Holders Agreement,
          by and among Holding,
          Sterling Holding
          Company, LLC, Manatee
          Investment Corporation,
          Citicorp Mezzanine
          Partners, L.P. and the
          management investors
          named therein
          (incorporated by
          reference to Exhibit
          10.51 to the
          Registration Statement
          on Form S-1 previously
          filed by Intersil
          Corporation on August
          28, 2000 (Registration
          No. 333-44606)).

  10.52   Supply Agreement
          entered into as of June
          30, 2000 by and between
          ChipPAC Limited and
          Intersil Corporation
          (incorporated by
          reference to Exhibit
          10.33 to the
          Registration Statement
          on Form S-1 previously
          filed by ChipPAC, Inc.
          on July 14, 2000
          (Registration No. 333-
          39428)).

  10.53   Intellectual Property
          Agreement entered into
          as of June 30, 2000
          between Intersil
          Corporation and ChipPAC
          Limited (incorporated
          by reference to Exhibit
          10.32 to the
          Registration Statement
          on Form S-1 previously
          filed by ChipPAC, Inc.
          on July 14, 2000
          (Registration No. 333-
          39428)).

  10.54   Intersil Corporation
          1999 Equity
          Compensation Plan,
          effective as of August
          13, 1999 (incorporated
          by reference to Exhibit
          10.54 to the Annual
          Report on Form 10-K,
          2000).

  10.55   The Intersil
          Corporation Employee
          Stock Purchase Plan,
          effective as of
          February 25, 2000
          (incorporated by
          reference to Exhibit
          10.55 to the Annual
          Report on Form 10-K,
          2000).
--------
* Filed herewith.

  21.01   Subsidiaries of
          Intersil Corporation.*

  23.02   Consent of Ernst &
          Young LLP.*

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Intersil Corporation

                                                /s/ Gregory L. Williams
                                          By: _________________________________
                                                   Gregory L. Williams
                                          Chief Executive Officer and Director
                                                      March 8, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                               Title                      Date
                ----                               -----                      ----
      /s/ Gregory L. Williams        Chief Executive Officer and
____________________________________  Director (Principal Executive
        Gregory L. Williams           Officer)                            March 8, 2002

       /s/ Daniel J. Heneghan        Vice President and Chief
____________________________________  Financial Officer (Principal
         Daniel J. Heneghan           Financial and Accounting
                                      Officer)                            March 8, 2002

         /s/ Robert W. Conn          Director
____________________________________
           Robert W. Conn                                                 March 8, 2002

          /s/ Gary E. Gist           Director
____________________________________
            Gary E. Gist                                                  March 8, 2002

          /s/ Jan Peeters            Director
____________________________________
            Jan Peeters                                                   March 8, 2002

      /s/ Robert N. Pokelwaldt       Director
____________________________________
        Robert N. Pokelwaldt                                              March 8, 2002

         /s/ James A. Urry           Director
____________________________________
           James A. Urry                                                  March 8, 2002

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
   2.01  Amended and Restated Master Transaction Agreement dated as of June 2,
         1999, by and among Intersil Corporation ("Holding"), Intersil
         Corporation ("Intersil") and Harris Corporation ("Harris")
         (incorporated by reference to Exhibit 2.01 to the Registration
         Statement on Form S-1 previously filed by Intersil Corporation on
         November 10, 1999 (Registration No. 333-90857) ("Registration
         Statement on Form S-1")).

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

 Exhibit
   No.                                 Description
 -------                               -----------
  2.15   Intellectual Property Agreement, dated as of August 13, 1999, among
         Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-
         1).

  2.16 Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding
         (incorporated by reference to Exhibit 2.16 to the Registration
         Statement on Form S-1).

  2.17   License Assignment Agreement, dated as of August 13, 1999, among
         Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-
         1).

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

  2.25   Share Purchase Agreement dated April 27, 2000 by and among Holding,
         Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V.,
         3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil
         Corporation on August 17, 2000) ("Annual Report on Form 10-K, 2000").

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


  3.02 Bylaws of Holding (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1).

 Exhibit
   No.                                 Description
 -------                               -----------


  4.01 Specimen Certificate of Holding's Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration
         Statement on Form S-1 (Registration Number 333-95199)).


  4.02   Amended and Restated Registration Rights Agreement, dated as of
         January 21, 2000, by and among Holding, Sterling Holding Company,
         L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners,
         L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

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


 10.11   Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in
         Exhibit 10.06).

 Exhibit
   No.                                 Description
 -------                               -----------


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

 10.16   Agreement between Harris and Local Union 177 International Union of
         Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-
         CIO (Mountaintop, PA Facility), effective December 1, 1998
         (incorporated by reference to Exhibit 10.13 to the Registration
         Statement on Form S-1).

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


 10.24   Photomask Supply and Strategic Alliance Agreement, dated as of July 2,
         1999, by and among Harris, Align-Rite International, Inc. and Align-
         Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

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

 Exhibit
   No.                                 Description
 -------                               -----------
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

 Exhibit
   No.                                 Description
 -------                               -----------
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


 10.50   Amendment No. 1, dated as of December 13, 1999, to the Securities
         Purchase and Holders Agreement by and among Holding, Sterling Holding
         Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
         Partners, L.P. and the management investors named therein
         (incorporated by reference to Exhibit 10.50 to the Registration
         Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

 10.51 Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company,
         LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P.
         and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No.
         333-44606)).

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
         333-39428)).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.54   Intersil Corporation 1999 Equity Compensation Plan, effective as of
         August 13, 1999 (incorporated by reference to Exhibit 10.54 to the
         Annual Report on Form 10-K, 2000).


 10.55   The Intersil Corporation Employee Stock Purchase Plan, effective as of
         February 25, 2000 (incorporated by reference to Exhibit 10.55 to the
         Annual Report on Form 10-K, 2000).


 21.01   Subsidiaries of Intersil Corporation.*


 23.02   Consent of Ernst & Young LLP.*

--------
* Filed herewith.