Form 10-K/A
period 2001-12-28
INTERSIL CORP/DE
filed 2002-04-10
CIK 1096325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Explanatory Note

   Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Intersil Corporation hereby amends its Form 10-K for the fiscal year ended December 28, 2001 by amending and restating Items 11, 12, 13 and 14 in their entirety.

Item 11. Executive Compensation

 Compensation Tables

   The following table sets forth, for fiscal year 2001, for the six-month transition period ended December 29, 2000 and for fiscal year 2000, information regarding the cash compensation paid by Intersil, as well as other compensation paid or accrued for such year, to each of the executive officers of Intersil named below, in all capacities in which they served.

                           Summary Compensation Table

                              Dollars in thousands

                                                                   Long-Term
                                                                  Compensation
                                                               ------------------
                                      Annual Compensation        Awards   Payouts
                                  ---------------------------- ---------- -------
                                                  Other Annual Securities
Name and Principal       Fiscal                   Compensation Underlying  LTIP      All Other
Position                 Year*    Salary Bonus(1)  (2)(3)(4)   Options(5) Payouts Compensation(6)
------------------       ------   ------ -------- ------------ ---------- ------- ---------------
Gregory L. Williams.....  2001    $550.0  $770.5        --      250,000      --        $98.3
 President and Chief      2000(S) $270.2  $274.2     $ 17.9     100,000      --        $52.1
 Executive Officer        2000    $399.6  $577.7     $430.1     140,000      --        $29.3
Daniel J. Heneghan......  2001    $300.0  $348.2        --      100,000      --        $45.1
 Vice President, Chief    2000(S) $150.0  $ 83.1     $273.6      40,000      --        $20.7
 Financial Officer and    2000    $179.7  $212.6        --       63,334    $17.2       $10.4
 Assistant Secretary
Larry J. Ciaccia........  2001    $225.0  $165.4        --       80,000      --        $30.4
 Vice President and       2000(S) $110.4  $105.8        --       25,000      --        $15.9
 General Manager,         2000    $147.4  $149.6        --       63,334      --        $ 0.3
 Wireless Networking
Rick E. Furtney.........  2001    $205.3  $204.7        --       80,000      --        $30.3
 Vice President and       2000(S) $ 98.6  $ 85.5        --       25,000      --        $ 3.9
 General Manager, High    2000    $121.7  $ 31.3        --       23,334      --        $13.5
 Performance Analog
Stephen M. Moran........  2001    $227.7  $177.3     $ 71.1      47,500      --        $ 5.2
 Vice President,          2000(S) $100.0  $ 42.3        --       17,500      --        $ 1.7
 General Counsel and      2000    $ 83.1  $ 50.0     $ 68.0      23,334      --        $ 0.2
 Secretary

--------
 * 2001 is the fiscal year ended December 28, 2001, 2000(S) is the transition period which extended from July 1, 2000 through December 29, 2000 and 2000 is the fiscal year ended June 30, 2000.
(1) This category includes the Executive Incentive Plan bonus for all officers. It also includes additional bonuses paid in fiscal year 2001 to Mr. Williams ($300,000), Mr. Heneghan ($160,000), Mr. Ciaccia ($28,000), Mr.
    Furtney ($32,000) and Mr. Moran ($81,250). Fiscal year 2000 amounts reflect a disruption bonus for Mr. Heneghan of $25,000 and a signing bonus for Mr. Moran of $50,000.
(2) Except for Mr. Moran, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for fiscal year 2001. Mr. Moran's personal benefit included a tax equalization payment ($68,136) and estate planning fees ($3,000).
(3) Except for Mr. Heneghan, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for the 2000(S) reporting period. Mr. Heneghan's personal benefit included relocation expenses and applicable taxes associated with his relocation to the corporate offices in Irvine, CA.

(4) Except for Mr. Williams, none of the executive officers named in the Summary Compensation Table received personal benefits in excess of $50,000 or 10% of annual salary and bonus for fiscal year 2000. Mr. Williams' personal benefit included relocation expenses and applicable taxes associated with his relocation to the corporate offices in Irvine, CA.
(5) All stock options were granted under the Intersil Corporation 1999 Equity Compensation Plan. The stock option grants terminate ten years from date of grant. Grants issued prior to August 2000 vest over a five year period--20% upon each of the first five anniversary dates of the grant. Grants issued from August 2000 to date, including those reflected in the table for fiscal year 2001, vest over a four year period--25% upon each of the first four anniversary dates of the grant--as authorized by the Compensation Committee of the Intersil Board of Directors.
(6) Amounts reported reflect contributions and allocations to defined contribution retirement plans and the value of insurance premiums for term life insurance and disability insurance.

   The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2001.

                       Fiscal Year 2001 Option/SAR Grants

                                                                       Potential Realizable Value at
                                                                          Assumed Annual Rates of
                                                                       Stock Price Appreciation for
                                       Individual Grants                      Option Term(4)
                         --------------------------------------------- ------------------------------
                                      Percentage
                         Number of  of All Options
                         Securities Granted to All
                         Underlying   Employees    Exercise Expiration
                         Options(1)  in Period(2)   Price    Date(3)         5%            10%
                         ---------- -------------- -------- ---------- -------------- ---------------
Gregory L. Williams.....   50,000        2.3%       $21.25  01/02/2011 $      668,201 $    1,693,351
                           50,000        2.3%       $15.00  04/02/2011 $      471,671 $    1,195,307
                           75,000        3.4%       $34.50  07/02/2011 $    1,627,265 $    4,123,809
                           75,000        3.4%       $26.29  10/01/2011 $    1,240,023 $    3,142,462
Daniel J. Heneghan......   20,000        0.9%       $21.25  01/02/2011 $      267,280 $      677,341
                           20,000        0.9%       $15.00  04/02/2011 $      188,668 $      478,123
                           30,000        1.4%       $34.50  07/02/2011 $      650,906 $    1,649,523
                           30,000        1.4%       $26.29  10/01/2011 $      496,009 $    1,256,985
Larry J. Ciaccia........   12,500        0.6%       $21.25  01/02/2011 $      167,050 $      423,338
                           12,500        0.6%       $15.00  04/02/2011 $      117,918 $      298,827
                           27,500        1.3%       $34.50  07/02/2011 $      596,664 $    1,512,063
                           27,500        1.3%       $26.29  10/01/2011 $      454,675 $    1,152,236
Rick E. Furtney.........   12,500        0.6%       $21.25  01/02/2011 $      167,050 $      423,338
                           12,500        0.6%       $15.00  04/02/2011 $      117,918 $      298,827
                           27,500        1.3%       $34.50  07/02/2011 $      596,664 $    1,512,063
                           27,500        1.3%       $26.29  10/01/2011 $      454,675 $    1,152,236
Stephen M. Moran........    8,750        0.4%       $21.25  01/02/2011 $      116,935 $      296,336
                            8,750        0.4%       $15.00  04/02/2011 $       82,542 $      209,179
                           15,000        0.7%       $34.50  07/02/2011 $      325,453 $      824,762
                           15,000        0.7%       $26.29  10/01/2011 $      248,005 $      628,492

--------
(1) These options vest in twenty-five percent increments on the first four anniversaries of the grant date.
(2) A total of 2,197,575 options were granted to Intersil employees under the Intersil 1999 Equity Compensation Plan during the fiscal year ended December 28, 2001.
(3) The options will expire ten years after the grant date.
(4) Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10%, set by the SEC. The amounts shown are not intended to forecast future appreciation in the price of Intersil Class A common stock.

   The following table sets forth information regarding the number and value of options held by the executive officers named in the Summary Compensation Table at the end of fiscal year 2001.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/SAR Values*

                               Number of Securities    Net Value of Unexercised
                              Underlying Unexercised    In-the-Money Options at
                                Options at Year-End           Year-End(1)
                             ------------------------- -------------------------
                             Exercisable Unexercisable Exercisable Unexercisable
                             ----------- ------------- ----------- -------------
Gregory L. Williams.........   68,142       437,000     $648,951    $3,087,650
Daniel J. Heneghan..........   25,695       180,668     $191,281    $1,286,112
Larry J. Ciaccia............   18,916       149,418     $110,194    $1,033,962
Rick E. Furtney.............   10,916       117,418     $ 40,594    $  755,562
Stephen M. Moran............    9,040        79,294     $ 40,594    $  546,124

--------
 * Columns for Shares Acquired on Exercise and Value Realized are not applicable and have been omitted.
(1) Reflects net pre-tax amounts determined by subtracting the exercise price from $33.70 per share, the fair market value of common stock at the end of fiscal year 2001.

 Employment Contracts, Termination of Employment and Change in Control Arrangements

   Employment Agreement with Gregory L. Williams. Intersil entered into an employment agreement with Mr. Williams for him to serve as Intersil's chief executive officer. His employment agreement provides for an annual base salary of $550,000, subject to increases and annual performance bonuses at the discretion of the Intersil board of directors, and reimbursement for reasonable business expenses, legal expenses and tax and estate planning expenses. The agreement also provides for Mr. Williams to receive Intersil's standard benefits. The term of the agreement is for 60 months from August 13, 1999, subject to automatic renewal for successive one year terms unless either Intersil or Mr. Williams gives prior notice of non-renewal. However, Mr. Williams may in his sole discretion resign upon 90 days notice. Mr. Williams is subject to a non-competition covenant during the term of the agreement and for a period of one year following termination or expiration of the agreement. Mr. Williams is not required to relocate to a place of employment more than 20 miles from Irvine, California without his written consent.

   If Mr. Williams is terminated without cause (which includes resignation after a demotion), he will receive:

  . full vesting of his stock options (with the full option term to exercise such options);

  . a payment equal to 100% of his base salary and target performance bonus for the year of termination, which is to be paid within 14 days of the termination; and

  . continued participation in the Intersil group insurance plans for him and his eligible family members for one year after the termination.

   Following a change in control of Intersil, if Mr. Williams' employment is terminated by Intersil or Mr. Williams in connection with the change in control, or he notifies Intersil of his resignation within 90 days after the change in control, he will receive:

  . full vesting of his stock options (with the full option term to exercise such options); and

  . a payment equal to 300% of his base salary and target performance bonus for the year of termination or resignation, which is to be paid within 14 days of the later of the change in control or Intersil's receipt of Mr. Williams' notice of resignation.

Furthermore, if Mr. Williams is employed by Intersil at the time of a change in control, or was terminated without cause (which includes a demotion) within the preceding six months before a change in control, his stock options will immediately vest. A "change in control" means:

  . the sale or other disposition (other than by way of merger or consolidation), in one or more transactions, of all or substantially all of the assets of Intersil or its affiliates to any person or group;

  . the consummation of any transaction or transactions (including any merger or consolidation) the result of which is that any person or group, other than Citicorp Venture Capital Ltd., CCT Partners VI, LP and their affiliates, becomes the beneficial owner, directly or indirectly, of more (A) than 50% of the voting stock of Intersil or (B) of the common stock of Intersil than Citicorp Venture Capital Ltd., CCT Partners VI, LP and their affiliates; or

  . the adoption of a plan relating to the liquidation or dissolution of Intersil.

   If Mr. Williams resigns within 30 days of a demotion in connection with a significant acquisition or business combination transaction (including any merger or consolidation) that does not result in a change in control, he will receive:

  . full vesting of his stock options (with the full option term to exercise such options); and

  . a payment equal to 300% of his base salary and target performance bonus for the year of resignation, which is to be paid in three installments over two years

   If any of the benefits Mr. Williams would receive under this agreement are subject to excise tax, then Mr. Williams will receive an additional amount equal to the excise tax and any tax owed by Mr. Williams on this additional amount.

   Employment Agreement with Daniel J. Heneghan. Intersil entered into an employment agreement with Mr. Heneghan for him to serve as Intersil's vice president and chief financial officer. His employment agreement provides for an annual base salary of $300,000, subject to increases and annual performance bonuses at the discretion of the Intersil board of directors, and reimbursement for reasonable business expenses, legal expenses and tax and estate planning expenses. The agreement also provides for Mr. Heneghan to receive Intersil's standard benefits. The term of the agreement is for 36 months from March 16, 2001, subject to automatic renewal for successive one year terms unless either Intersil or Mr. Heneghan gives prior notice of non-renewal. Mr. Heneghan also has the option to extend his employment term for an additional year if a change in control of Intersil occurs within three months before or after the end of his employment term. Furthermore, Mr. Heneghan may in his sole discretion resign upon 90 days notice. Mr. Heneghan is subject to a non-competition covenant during the term of the agreement and for a period of one year following termination or expiration of the agreement. Mr. Heneghan is not required to relocate to a place of employment more than 20 miles from Irvine, California without his written consent.

   If Mr. Heneghan is terminated without cause (which includes resignation after a demotion), he will receive:

  . full vesting of his stock options (with the full option term to exercise such options);

  . a payment equal to 200% of his base salary and target performance bonus for the year of termination, which is to be paid over 24 months; and

  . continued participation in the Intersil group insurance plans for him and his eligible family members for one year after the termination.

However, if Mr. Heneghan is terminated without cause (which includes a demotion) within six months before or 12 months after a change in control, he will receive this cash amount within 14 days of the later of such termination or change in control. Furthermore, in the event of a change in control, if Mr. Heneghan is employed by Intersil at the time of the change in control, or was terminated without cause (which includes a demotion) within the preceding six months before the change in control, his stock options will vest and he will have the full option term to exercise such options. In Mr. Heneghan's agreement, a change in control has the same definition as in Mr. Williams' agreement. However, Intersil is preparing to enter into an amendment to Mr. Heneghan's employment agreement that would also state that any change in control under the executive change in control severance benefits agreements to be entered into with certain other named executive officers of Intersil would be a change in control under Mr. Heneghan's employment agreement. The terms of these agreements have not yet been finalized. If any of the benefits Mr. Heneghan would receive under this agreement are subject to excise tax, then Mr. Heneghan will receive an additional amount covering the excise tax and any tax owed by Mr. Heneghan on this additional amount.

   Other Change in Control Arrangements. Intersil has an equity compensation plan and related stock option agreements with Messrs. Ciaccia, Furtney and Moran that provide for full vesting of all of the executive's stock options if within six months before or 12 months after a change in control the executive's employment is involuntarily terminated without cause or the executive voluntarily terminates his employment for good reason. The executive will also then have the shorter of a period of 24 months or the remaining term of the option to exercise such options. "Good reason" means a termination of employment at the executive's initiative following the occurrence of one or more of the following events:

  . a material diminution of the executive's duties, responsibilities, title or reporting lines as they existed immediately prior to the change of control;

  . a reduction in the executive's annual salary, incentive compensation or other employee benefits;

  . any failure to secure the agreement of any successor corporation or other entity to Intersil to fully assume Intersil's obligations under these agreements or the Intersil 1999 Equity Compensation Plan;

  . a relocation of the executive's principal place of employment to a location that increases by more than 50 miles the distance the executive is required to commute from his primary residence immediately prior to the change in control, unless such relocation is to Intersil's west coast headquarters located in Irvine, California; or

  . any material unremedied breach by Intersil of the terms and conditions of these agreements or the Intersil 1999 Equity Compensation Plan.

   "Change in control" means the happening of any of the following:

  . any person, other than (a) Intersil or any of its subsidiaries, (b) a trustee or other fiduciary holding securities under an employee benefit plan of Intersil or any of its subsidiaries, (c) an underwriter temporarily holding securities pursuant to an offering of such securities, (d) a corporation owned, directly or indirectly, by the stockholders of Intersil in substantially the same proportion as their ownership of stock of Intersil, (e) a participant or any group, or (f) Intersil's original shareholders or their affiliates is or becomes the beneficial owner, directly or indirectly, of securities of Intersil (not including in the securities beneficially owned by such person any securities acquired directly from the Intersil or its subsidiaries) representing more than 25% of either the then outstanding shares of Intersil common stock or the combined voting power of Intersil's then outstanding securities;

  . the incumbent directors, which are the individuals who serve on Intersil's board of directors as of the effective date of Intersil's 1999 Equity Compensation Plan or individuals whose election or nomination for election was approved by a vote of at least a majority of the incumbent directors then constituting the board, cease for any reason to constitute at least a majority of the board;

  . the consummation of a merger or consolidation of Intersil in which the shareholders of Intersil immediately prior to such merger or consolidation, would not, immediately after the merger or consolidation, beneficially own, directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the merger or consolidation (or of its ultimate parent corporation, if any); or

  . the Intersil shareholders approve a plan of complete liquidation or dissolution of the Intersil, or there is consummated an agreement for the sale or disposition by the Intersil of all or substantially all of Intersil's assets, other than a sale or disposition by Intersil of all or substantially all of Intersil's assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by persons in substantially the same proportion as their ownership of Intersil immediately prior to such sale.

 Retirement and Savings Program

   Intersil provides retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by Intersil to the retirement plan are based on profits and employees' savings with no other funding requirements. Intersil is able to make additional contributions to the fund at its discretion.

   The savings element of the retirement plan is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). All employees of Intersil may elect to participate in the 401(k) retirement plan (the "401(k) plan"). Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. Intersil provides matching contributions under the provisions of the plan. Employees fully vest in Intersil's matching contributions upon the completion of seven years of service.

   Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information as of March 1, 2002 with respect to shares of each class of common stock beneficially owned by (i) each person or group that is known to Intersil to be the beneficial owner of more than 5% of each class of outstanding common stock, (ii) each director and named executive officer of Intersil and (iii) all directors and executive officers of Intersil as a group. Unless otherwise specified, all shares are directly held. In general, each share of Intersil Class A common stock is convertible into one share of Intersil Class B common stock, and each share of Intersil Class B common stock is convertible into one share of Intersil Class A common stock. This table does not include shares of Intersil Class A common stock issuable upon conversion of the warrants issued in connection with the 13.5% Subordinated Holding PIK Note.

   Unless otherwise indicated, the address of each person owning more than 5% of Intersil's outstanding shares is c/o Intersil Corporation, 7585 Irvine Center Drive, Suite 100, Irvine CA 92618.

                                 Class A               Class B
                             Common Stock(1)       Common Stock(2)          Combined
                          --------------------- --------------------- ---------------------
                            Shares                Shares                Shares
                            Owned    Percent(3)   Owned    Percent(3)   Owned    Percent(4)
                          ---------- ---------- ---------- ---------- ---------- ----------
FMR Corp.(5)............  13,560,004   14.96%          --     --      13,560,004   12.68%
Sterling Holding
 Company, LLC(6)........   2,004,244    2.21%   16,282,475    100%    18,286,719   17.11%
Gregory L. Williams(7)..   1,667,482    1.84%          --     --       1,667,482    1.56%
Daniel J. Heneghan(8)...     307,449       *           --     --         307,449       *
Lawrence J. Ciaccia(9)..     274,488       *           --     --         274,488       *
Rick Furtney(10)........     107,098       *           --     --         107,098       *
Stephen M. Moran(11)....      35,708       *           --     --          35,708       *
James A. Urry(12).......      39,524       *           --     --          39,524       *
Gary E. Gist(13)........      49,674       *           --     --          49,674       *
Robert W. Conn(14)......      15,000       *           --     --          15,000       *
Jan Peeters(14).........      15,000       *           --     --          15,000       *
Robert N.
 Pokelwaldt(14).........      15,000       *           --     --          15,000       *
All directors and
 executive officers as a
 group (13 persons).....   2,701,475    2.98%          --     --       2,701,475    2.53%

--------
  * Represents less than 1%
 (1) Does not include shares of Intersil Class A common stock issuable upon conversion of Intersil Class B common stock. A holder of Intersil Class B common stock may convert any or all of his shares into an equal number of shares of Intersil Class A common stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Intersil Class A common stock which would be held after giving effect to the conversion.
 (2) Does not include shares of Intersil Class B common stock issuable upon conversion of Intersil Class A common Stock. A holder of Intersil Class A common stock may convert any or all of his shares into an equal number of shares of Intersil Class B common stock.
 (3) Percentages are derived using the number of shares of Intersil Class A or Intersil Class B common stock and all common stock outstanding as of February 28, 2002.
 (4) Percentages are derived using the total number of shares of Intersil Class A and Intersil Class B common stock outstanding as of February 28, 2002.
 (5) Based solely on information obtained from a Schedule 13G amendment filed by FMR Corp. on February 14, 2002. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.
 (6) Citicorp Venture Capital Ltd. owns an interest in Sterling, but disclaims beneficial ownership of the shares reported herein. The address of Sterling Holding Company, LLC is c/o Citicorp Venture Capital Ltd., 399 Park Avenue, New York, NY 10022.

 (7) Includes 1,577,542 shares owned by Gregory L. Williams and Linda M. Williams. Includes 21,798 shares owned by DLJSC, as Trustee for Gregory L. Williams IRA Account. Includes currently exercisable options to purchase 68,142 shares of our Class A common stock.
 (8) Includes 281,754 shares owned by Daniel J. Heneghan and Barbara Heneghan. Includes currently exercisable options to purchase 25,695 shares of Intersil Class A common stock.
 (9) Includes 185,570 shares owned by Lawrence J. Ciaccia and Marcia R. Ciaccia, 66,668 shares owned by the Lawrence J. Ciaccia and Marcia R. Ciaccia Trust dated 1/20/00 and 3,334 shares owned by Joseph Ciaccia. Includes currently exercisable options to purchase 18,916 shares of Intersil Class A common stock.
(10) Includes currently exercisable options to purchase 10,916 shares of Intersil Class A common stock.
(11) Includes currently exercisable options to purchase 9,040 shares of Intersil Class A common stock.
(12) James A. Urry, a director of Intersil, is a partner with Citicorp Venture Capital Ltd., which is an affiliate of Sterling, as described in footnote 6 above. Mr. Urry disclaims beneficial ownership of all shares held by Sterling, which he may be deemed to beneficially own as a result of his affiliation with Sterling, except for those shares reported for Mr. Urry. Includes currently exercisable options to purchase 7,500 shares of Intersil Class A common stock.
(13) Includes 37,825 shares owned by Gary E. Gist and Kristin Gist. Includes currently exercisable options to purchase 7,500 shares of Intersil Class A common stock.
(14) Includes currently exercisable options to purchase 15,000 shares of Intersil Class A common stock.

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

   Under our supply agreement with ChipPAC, we have agreed to continue to use their facilities to provide 100% (until June 30, 2003), 90% (from July 1, 2003 to June 30, 2004) and 80% (from July 1, 2004 to June 30, 2005) of our semiconductor package configuration assembly and test requirements for all products assembled and tested at the Malaysian facility on the date of the supply agreement and any new or additional products we may develop after that date. In addition, ChipPAC will ensure that we are allocated 100% of the utilized capacity that was in place on the date of the supply agreement. One of the principal shareholders of ChipPAC is an affiliate of Sterling, one of our principal shareholders. The terms of the agreements listed above were the result of arms-length negotiations and in our opinion are no less favorable to us than those that could be obtained from non-affiliated parties.

   On March 16, 2001, Intersil sold the assets of its discrete power products business to Fairchlld Semiconductor, Inc. for approximately $338 million in cash and the assumption by Fairchild of certain liabilities of the product group. An affiliate of Sterling is the beneficial owner of approximately 25.3% of the outstanding capital stock of Fairchild. The terms of this transaction were the result of arms-length negotiations and in Intersil's opinion are no less favorable to Intersil than those that could be obtained from a non-affiliated party.

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

   (c) For the list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report, see the Index to Exhibits following the Signature Page, which is incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Intersil Corporation

                                                   /s/ Stephen M. Moran
                                          By: _________________________________
                                                    Stephen M. Moran
                                           Vice President, General Counsel and
                                                        Secretary
                                                     April 10, 2002

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  2.01   Amended and Restated Master Transaction Agreement dated as of June 2,
         1999, by and among Intersil Corporation (formerly Intersil Holding
         Corporation) ("Intersil"), Intersil Communications, Inc. (formerly
         Intersil Corporation) ("ICI") and Harris Corporation ("Harris")
         (incorporated by reference to Exhibit 2.01 to the Registration
         Statement on Form S-1 previously filed by Intersil on November 10,
         1999 (Registration No. 333-90857) ("Registration Statement on Form S-
         1")).

  2.02 Agreement Concerning Deferred Closings dated as of August 13, 1999, by and among Harris and ICI (incorporated by reference to Exhibit 2.02 to the Registration Statement on Form S-1).

  2.03   Intellectual Property Agreement, dated as of August 13, 1999, among
         Harris, Harris Semiconductor Patents, Inc. and Intersil (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-
         1).

  2.04 Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Intersil
         (incorporated by reference to Exhibit 2.16 to the Registration
         Statement on Form S-1).

  2.05   License Assignment Agreement, dated as of August 13, 1999, among
         Harris, Harris Semiconductor Patents, Inc. and Intersil (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-
         1).

  2.06   Harris Trademark License Agreement, dated as of August 13, 1999, among
         Harris, HAL Technologies, Inc. and Intersil (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

  2.07   Secondary Trademark Assignment and License Agreement, dated as of
         August 13, 1999, between Harris and Intersil (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

  2.08 PRISM(R) Intellectual Property Assignment, dated August 13, 1999, between Intersil and ICI (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on
         Form S-1).

  2.09   Tax Sharing Agreement, dated as of August 13, 1999, among Intersil,
         ICI and Choice Microsystems, Inc. (incorporated by reference to
         Exhibit 2.21 to the Registration Statement on Form S-1).

  2.10   Royalty Agreement, dated as of August 13, 1999, among Harris and ICI
         (incorporated by reference to Exhibit 2.22 to the Registration
         Statement on Form S-1).

  2.11   Option Agreement, dated as of August 13, 1999, among ICI and Intersil
         PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

  2.12   Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc.,
         Sapphire Worldwide Investments, Inc. and Intersil dated as of June 30,
         2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000
         (Commission File No. 333-91641)).

  2.13   Share Purchase Agreement dated April 27, 2000 by and among Intersil,
         Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V.,
         3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil on August 17, 2000) ("Annual Report on Form 10-K, 2000").

  2.14 Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Intersil, Intersil B.V., No Wires Needed B.V., Gilde It
         Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van
         Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

 Exhibit
   No.                                 Description
 -------                               -----------
  3.01   Restated Certificate of Incorporation of Intersil (incorporated by reference to Exhibit 3.01 to the Post-Effective Amendment No. 1 to the
         Registration Statement on Form S-1).

  3.02 Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1).

  4.01 Specimen Certificate of Intersil's Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration
         Statement on Form S-1 (Registration Number 333-95199)).

  4.02   Amended and Restated Registration Rights Agreement, dated as of
         January 21, 2000, by and among Intersil, Sterling Holding Company,
         L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners,
         L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil on February 18, 2000).

 10.01   Warrant Agreement, dated as of August 13, 1999, between Intersil and
         United States Trust Company of New York (incorporated by reference to
         Exhibit 4.01 to the Registration Statement on Form S-1).

 10.02   Purchase Agreement, dated as of August 6, 1999, between ICI, Intersil,
         Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris
         Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit
         Suisse First Boston Corporation, J. P. Morgan Securities Inc. and
         Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

 10.03   Registration Rights Agreement, dated as of August 6, 1999, between
         ICI, Intersil, Harris Semiconductor, LLC, Harris Semiconductor (Ohio),
         LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems,
         Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities
         Inc. and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 4.03 to the Registration Statement on Form S-1).

 10.04   Credit Agreement, dated as of August 13, 1999, among Intersil, the
         Lender Parties thereto, Credit Suisse First Boston, as the
         Administrative Agent, Salomon Smith Barney, as Syndication Agent, and
         Morgan Guaranty Trust Company of New York, as Documentation Agent
         (incorporated by reference to Exhibit 10.03 to the Registration
         Statement on Form S-1).

 10.05   Amendment No. 1 and Waiver, dated as of January 28, 2000, to the
         Credit Agreement, dated as of August 13, 1999, among ICI, Intersil,
         Credit Suisse First Boston, as the Administrative Agent, Salomon Smith
         Barney, Syndication Agent, and Morgan Guaranty Trust Company of New
         York, as Documentation Agent (incorporated by reference to Exhibit
         10.07 to the Amendment No. 2 to the Registration Statement on Form S-
         1).

 10.06   Securities Purchase and Holders Agreement, dated as of August 13,
         1999, among Intersil, Sterling Holding Company, LLC, Manatee
         Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine
         Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

 10.07 Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

 10.08   Agreement between Harris and Local Union No. 1907 International
         Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 (incorporated by reference to Exhibit
         10.12 to the Registration Statement on Form S-1).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.09   Master Agreement, dated as of December 2, 1997, between Harris
         Semiconductor and Optum Software (incorporated by reference to Exhibit
         10.16 to the Registration Statement on Form S-1).

 10.10   Purchase Agreement, dated as of March 14, 1997, between Harris
         Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit
         10.17 to the Registration Statement on Form S-1).

 10.11   Photomask Supply and Strategic Alliance Agreement, dated as of July 2,
         1999, by and among Harris, Align-Rite International, Inc. and Align-
         Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

 10.12 Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit
         10.23 to the Registration Statement on Form S-1).

 10.13   Addendum Software License and Maintenance Agreement, dated as of
         October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

 10.14   Specialty Gas Supply Agreement, dated as of October 15, 1996, between
         Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

 10.15   Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between
         Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

 10.16   Nitrogen Supply Agreement, dated as of September 22, 1992, between
         Harris Corporation Semiconductor Sector and Liquid Air Corporation
         Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

 10.17   Nitrogen Supply System Agreement, Amendment Number 1, dated as of
         September 15, 1996, between Air Liquide America Corporation and Harris
         Corporation Semiconductor Sector (incorporated by reference to Exhibit
         10.28 to the Registration Statement on Form S-1).

 10.18   Site Subscription Agreement, dated as of July 1, 1993, between Harris
         Semiconductor Sector of Harris and Cadence Design Systems, Inc.
         (incorporated by reference to Exhibit 10.29 to the Registration
         Statement on Form S-1).

 10.19   Site Subscription Addendum, dated December 19, 1997, between Harris
         Semiconductor Sector of Harris and Cadence Design Systems, Inc.
         (incorporated by reference to Exhibit 10.30 to the Registration
         Statement on Form S-1).

 10.20   Intersil Corporation Retirement Plan (Non-Union), dated September 3,
         1999 (incorporated by reference to Exhibit 10.36 to the Registration
         Statement on Form S-1).

 10.21   Intersil Corporation Retirement Plan (Union), dated September 3, 1999
         (incorporated by reference to Exhibit 10.37 to the Registration
         Statement on Form S-1).

 10.22 Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced
         Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc.
         (incorporated by reference to Exhibit 10.40 to the Registration
         Statement on Form S-1).

 10.23   Certificate of Leasehold Property for Land Office No. 7668 by Harris
         Advanced Technology (M) Sdn. Bhd. (incorporated by reference to
         Exhibit 10.44 to the Registration Statement on Form S-1).

 10.24   State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia)
         Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.25   Certificate of Leasehold Property for Land Office No. 7666 by Harris
         Advanced Technology (M) Sdn. Bhd. (incorporated by reference to
         Exhibit 10.46 to the Registration Statement on Form S-1).

 10.26   Amendment No. 1, dated as of December 13, 1999, to the Securities
         Purchase and Holders Agreement by and among Intersil, Sterling Holding
         Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
         Partners, L.P. and the management investors named therein
         (incorporated by reference to Exhibit 10.50 to the Registration
         Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

 10.27 Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Intersil, Sterling Holding
         Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine
         Partners, L.P. and the management investors named therein
         (incorporated by reference to Exhibit 10.51 to the Registration
         Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

 10.28 Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil (incorporated by reference to Exhibit
         10.33 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

 10.29 Intellectual Property Agreement entered into as of June 30, 2000 between Intersil and ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

 10.30 Intersil Corporation 1999 Equity Compensation Plan, amended and restated, effective as of August 31, 2001.*

 10.31   Intersil Corporation Employee Stock Purchase Plan, effective as of
         February 25, 2000 (incorporated by reference to Exhibit 10.55 to the
         Annual Report on Form 10-K, 2000).

 10.32 Amended and Restated Employment Agreement, dated as of March 30, 2001, between Intersil and Gregory L. Williams.*

 10.33   Employment Agreement, dated as of March 16, 2001, between Intersil and
         Daniel J. Heneghan.*

 10.34   Intersil Corporation 1999 Equity Compensation Plan Executive Officer
         Terms and Conditions, effective as of August 13, 2000.*

 21.01   Subsidiaries of Intersil.**

 23.02   Consent of Ernst & Young, LLP.**

--------
*Filed herewith.
**Previously filed.