Form 10-Q
period 2002-03-29
INTERSIL CORP/DE
filed 2002-04-29
CIK 1096325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

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

(949) 341-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 25, 2002:

Title of Each Class	Number of Shares
Class A common stock, par value $.01 per share	94,233,040
Class B common stock, par value $.01 per share	12,786,719

INTERSIL CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended
	March 29, 2002	March 30, 2001
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$134,125	$127,768
Costs and expenses
Cost of product sales	63,027	85,623
Research and development	27,826	26,789
Selling, general & administrative	23,760	25,658
Amortization of purchased intangibles and unearned stock based compensation	2,281	11,662
Impairment of long lived assets	—	7,583
Restructuring	—	32,419

Operating income (loss)	17,231	(61,966)
Interest expense	328	1,587
Interest income	(2,954)	(4,770)
Impairment on investments	—	8,242

Income (loss) before sale of certain assets, income taxes and extraordinary item	19,857	(67,025)
Operating results of certain operations disposed of during 2001	—	(2,620)
Gain on sale of certain operations	—	168,407

Income before income taxes and extraordinary item	19,857	98,762
Income taxes	6,031	48,170

Income before extraordinary item	13,826	50,592
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	(12,185)

Net income to common shareholders	$13,826	$38,407

Basic income (loss) per share
Income before extraordinary item	$0.13	$0.48
Extraordinary item	—	(0.12)

Net income	$0.13	$0.36

Diluted income (loss) per share
Income before extraordinary item	$0.13	$0.46
Extraordinary item	—	(0.11)

Net income	$0.13	$0.35

Weighted average common shares outstanding (in millions):
Basic	106.9	105.3

Diluted	109.1	108.6

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	March 29, 2002	March 30, 2001
	(Unaudited)
	(in thousands)
Net income	$13,826	$38,407
Other comprehensive income (loss):
Currency translation adjustments	(239)	(232)
Unrealized gain on available-for-sale securities	3,680	—

Comprehensive income	$17,267	$38,175

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2002	December 28, 2001
	(Unaudited)
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$603,696	$601,453
Trade receivables, less allowances for collection loss ($922 as of March 29, 2002 and $534 as of December 28, 2001)	69,541	55,178
Inventories	71,571	67,888
Prepaid expenses and other current assets	5,968	9,122
Deferred income taxes	33,807	33,807

Total Current Assets	784,583	767,448
Other Assets
Property, plant & equipment, less allowances for depreciation ($69,582 as of March 29, 2002 and $63,051 as of December 28, 2001)	141,777	140,068
Intangibles, less accumulated amortization ($67,886 as of March 29, 2002 and $65,820 as of December 28, 2001)	239,012	241,078
Investments	45,506	41,701
Other	6,386	9,938

Total Other Assets	432,681	432,785

Total Assets	$1,217,264	$1,200,233

Liabilities and Shareholders’ Equity
Current Liabilities
Trade payables	$26,330	$24,323
Retirement plan accruals	4,984	3,051
Accrued compensation	20,813	27,435
Accrued interest and sundry taxes	2,859	2,792
Exit costs	5,381	6,037
Restructuring costs	17,602	17,875
Other accrued items	22,944	26,454
Distributor reserves	4,596	3,792
Income taxes payable	29,573	24,732

Total Current Liabilities	135,082	136,491
Other Liabilities
Deferred income taxes	6,494	6,494
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 93,125,305 shares outstanding at March 29, 2002 and 90,565,018 shares outstanding at December 28, 2001	931	906
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, 13,786,719 shares outstanding at March 29, 2002 and 16,282,475 shares outstanding at December 28, 2001	138	163
Additional paid-in capital	1,066,438	1,065,341
Retained earnings	18,016	4,190
Unearned compensation	(840)	(1,056)
Accumulated other comprehensive income (loss)	3,078	(363)
Treasury shares, at cost	(12,073)	(11,933)

Total Shareholders’ Equity	1,075,688	1,057,248

Total Liabilities and Shareholders’ Equity	$1,217,264	$1,200,233

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	March 29, 2002	March 30, 2001
	(Unaudited)
	(in thousands)
Operating Activities:
Net income	$13,826	$38,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,922	19,053
Provisions for inventory obsolescence	116	15,672
Restructuring and impairments	—	48,244
Gain on sale of certain operations	—	(168,437)
Deferred income taxes	—	(23,536)
Changes in assets and liabilities:
Trade receivables	(14,363)	24,182
Inventories	(3,799)	(3,146)
Prepaid expenses and other current assets	3,153	1,317
Trade payables and accrued liabilities	(6,015)	(23,213)
Income taxes	5,071	59,594
Other	1,569	12

Net cash provided by (used in) operating activities	8,480	(11,851)
Investing Activities:
Proceeds from sale of certain operations	—	338,016
Property, plant and equipment	(8,349)	(8,834)

Net cash provided by (used in) investing activities	(8,349)	329,182
Financing Activities
Proceeds from exercise of stock plans	866	373
Repurchase of treasury stock	(140)	(2,344)
Payments of borrowings	—	(61,545)

Net cash provided by (used in) financing activities	726	(63,516)
Effect of exchange rates on cash and cash equivalents	1,386	(431)

Net increase in cash and cash equivalents	2,243	253,384
Cash and cash equivalents at the beginning of the period	601,453	352,597

Cash and cash equivalents at the end of the period	$603,696	$605,981

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$231	$144

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The condensed consolidated balance sheet of Intersil Corporation (“Intersil” or the “Company”) as of March 29, 2002, and the condensed consolidated statements of income, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows for the 13 weeks ended March 29, 2002 and March 30, 2001, respectively, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at March 29, 2002, and for all periods presented, have been made. The condensed consolidated balance sheet at December 28, 2001, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001.

The results of operations for the 13 weeks ended March 29, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Note B—Inventories

Inventories are summarized below (in thousands):

	March 29, 2002	December 28, 2001
	(Unaudited)
Finished products	$24,938	$24,666
Work in progress	71,590	69,758
Raw materials and supplies	2,677	3,090

	99,205	97,514
Less inventory reserves	27,634	29,626

	$71,571	$67,888

At March 29, 2002 and December 28, 2001, Intersil was committed to purchase $30.0 million and $8.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Intangibles

Intangibles are summarized below (in thousands):

	March 29, 2002	December 28, 2001
Indefinite Lived Intangible Assets
Goodwill	216,873	216,873
Less accumulated amortization	(44,407)	(44,407)
Assembled Workforce	8,593	8,593
Less accumulated amortization	(4,066)	(4,066)
Definite Lived Intangible Assets
Developed Technology	66,118	66,118
Less accumulated amortization	(14,011)	(12,492)
Customer Base	15,314	15,314
Less accumulated amortization	(5,402)	(4,855)

Total Intangibles	239,012	241,078

Amortization expenses for each of the next five years are the following: 2002—$8.3 million, 2003—$8.3 million, 2004—$8.3 million, 2005—$8.3 million, and 2006—$7.2 million.

Note D—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	13 Weeks Ended
	March 29, 2002	March 30, 2001
	(Unaudited)
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$13,826	$38,407

Denominator:
Denominator for basic earnings per share-weighted average common shares	106,887	105,324
Effect of dilutive securities:
Stock options	1,123	1,170
Warrants	1,059	2,064

Denominator for diluted earnings per share-adjusted weighted average common shares	109,069	108,558

Basic earnings per share	$0.13	$0.36

Diluted earnings per share	$0.13	$0.35

Note E—Marketable Securities and Investment Impairment

Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices. Due to changes in the market prices, an unrealized holding gain in the amount of $3.7 million has been charged to other comprehensive income/(loss) for the 13 weeks ended March 29, 2002.

Note F—Common Stock

During March 2002 the Company repurchased 5,000 shares at an approximate cost of $0.1 million of its Class A common stock under its stock repurchase program. As of March 29, 2002 and December 28, 2001, 503,000 and 498,000 shares at an approximate cost of $12.1 million and $11.9 million, respectively, had been repurchased and are held as treasury stock.

During March 2002 Sterling Holding Company, LLC. (“Sterling”) converted 2,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. At March 29, 2002, Sterling held 100%, of the outstanding Intersil Class B common stock.

Note G—Sale of Certain Operations

On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs included employee termination benefits that were incurred within one year from the sale date.

At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and 5 in Asia. As of March 29, 2002, all of the affected employees had been terminated.

Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. Intersil wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. Intersil also closed three foreign sales offices as a result of the sale.

Sterling Holding Company, LLC, our principal shareholder, is also a shareholder of Fairchild. The terms of the sale of the Discrete Power products group to Fairchild were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties.

Note H—Restructuring and Other Non-Recurring Charges

In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve on going operations and product gross margins. The restructuring plans included the phased closure of the Company’s Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax). The plans included certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

			Balance
	Additions	Utilization	March 29, 2002
	(in millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$16.4	$(2.8)	$13.6
SiCOM board business exit	0.3	(0.3)	—
NWN VAR business exit	0.2	(0.2)	—

	16.9	(3.3)	13.6
Other exit costs
Findlay facility decommission costs	4.5	(0.5)	4.0
SiCOM asset removal and related costs	10.0	(10.0)	—
SiCOM contract cancellation costs	1.0	(1.0)	—

	15.5	(11.5)	4.0

Total restructuring costs	$32.4	$(14.8)	$17.6

Employee Termination Costs

In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of April 25, 2002, approximately 14% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next six months.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. The Company terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring.

In connection with the closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. The carrying value of the property, plant and equipment to be disposed of as of March 29, 2002 was approximately $4.5 million.

Note I—Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards, or FAS, No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company applied the new accounting rules beginning December 29, 2001. During the 13 weeks ended March 29, 2002, amortization on definite lived assets amounted to $2.1 million. Approximately $177.0 million in goodwill and indefinite lived intangibles were recorded on the Company’s balance sheet as of March 29, 2002. During the 13 weeks ended March 30, 2001, the Company recorded $7.9 million (net of tax) in amortization expense related to goodwill and indefinite lived intangibles. This amortization expense had a $0.07 per share impact on both basic and diluted earnings per share. The provisions of FAS No. 142 also require the completion of a transitional impairment test of goodwill within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this transitional impairment test, which indicated no impairment of existing goodwill.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance FAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

Note J—Potential Acquisition

On March 10, 2002, Elantec Semiconductor, Inc. (“Elantec”), Intersil Corporation (“Intersil”) and Echo Acquisition, Inc. (“Merger Sub”), a wholly owned subsidiary of Intersil, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, Elantec will merge with and into Merger Sub, with Merger Sub to survive the merger as a wholly owned subsidiary of Intersil (the “Merger”). Under the terms of the Merger Agreement, Intersil will exchange 1.24 shares of Intersil Class A common stock and $8.00 in cash for each outstanding share of Elantec. Intersil will issue approximately 29.4 million shares and approximately $189.5 million in cash for all issued and outstanding shares of Elantec, based on the shares of Elantec outstanding on March 4, 2002, and will assume Elantec’s outstanding employee stock options.

The Merger will be structured to qualify as a tax-free reorganization and will be accounted for as a purchase. The consummation of the Merger is subject to the approval of the stockholders of Elantec and Intersil and other customary closing conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the Notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2001 and report on Form 8-K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Overview

We provide system level solutions for the wireless networking and high performance analog markets. We focus on high data rate wireless connectivity, power management and wireless and wired communications infrastructures. We use our expertise in analog and digital semiconductors and radio and software design to deliver chip sets, components, software and licensable application designs for communications and computing customers.

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Discrete Power product group, which we sold to Fairchild Semiconductor Corporation (“Fairchild”) in March 2001:

	Calendar Year 2000			Calendar Year 2001				Calendar Year 2002
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
	(in millions)
Revenue
Wireless Access	$29.8	$51.4	$59.8	$35.9	$32.4	$29.6	$37.7	$49.0
Communications Analog	54.3	56.6	51.8	42.6	39.8	45.6	49.3	50.1
Standard Analog	54.1	58.2	53.1	49.3	46.1	38.2	34.6	35.0

Total	$138.2	$166.2	$164.7	$127.8	$118.3	$113.4	$121.6	$134.1

During calendar year 2001, the semiconductor industry experienced a slowdown in the wireless networking and high performance analog markets. However, these markets have shown recovery in the fourth quarter of calendar year 2001 and the first quarter of calendar year 2002. We expect demand for our other analog products aimed primarily at the automotive and industrial markets to continue to decline.

The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains that will offset the decline in average selling prices and therefore do not anticipate a significant adverse effect on our financial condition.

Results of Operations

The following table sets forth statement of income data as a percentage of revenue for the periods indicated:

	13 Weeks Ended
	March 29, 2002	March 30, 2001
Revenue
Wireless Access	36.5%	28.1%
Communications Analog	37.4	33.3
Standard Analog	26.1	38.6

Total	100.0	100.0
Costs and expenses
Cost of product sales	47.0	67.0
Research and development	20.8	21.0
Selling, general & administrative	17.7	20.1
Amortization of purchased intangibles and unearned stock based compensation	1.7	9.1
Impairment of long lived assets	—	5.9
Restructuring	—	25.4

Operating income (loss)	12.8	(48.5)
Interest expense	0.2	1.2
Interest income	(2.2)	(3.7)
Impairment on investments	—	6.5

Income (loss) before sale of certain assets, income taxes and extraordinary item	14.8	(52.5)
Operating results of certain operations disposed of during 2001	—	(2.1)
Gain on sale of certain operations	—	131.8

Income before income taxes and extraordinary item	14.8	77.3
Income taxes	4.5	37.7

Income before extraordinary item	10.3	39.6
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	(9.5)

Net income to common shareholders	10.3%	30.1%

Note: Amounts may not add due to rounding.

Revenue

Revenue for the 13 weeks ended March 29, 2002 increased 4.9% to $134.1 million from $127.8 million during the 13 weeks ended March 30, 2001. The increase resulted from the growing demand experienced by the wireless networking and high performance analog markets during the first quarter of calendar year 2002.

Geographically, 25.4%, 59.1% and 15.5% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 13 weeks ended March 29, 2002 compared to 36.6%, 39.1% and 24.3% during the 13 weeks ended March 30, 2001.

Gross Margin

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the 13 weeks ended March 29, 2002, gross margin on product sales increased 68.9% to $71.1 million from $42.1 million in the 13 weeks ended March 30, 2001. As a percentage of sales, gross margin was 53.0% during the 13 weeks ended March 29, 2002, compared to 33.0% during the 13 weeks ended March 30, 2001, respectively. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We anticipate that future gross profit percentages will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 3.7% to $27.8 million during the 13 weeks ended March 29, 2002 from $26.8 million during the 13 weeks ended March 30, 2001. We continue to invest in PRISM® chip sets, broadband wireless access products and power management integrated circuits, focusing on communications and computing products. As a percent of sales, R&D expenses were 20.8% for the 13 weeks ended March 29, 2002 compared to 21.0% for the 13 weeks ended March 30, 2001. As a percentage of sales, we expect R&D expenses to remain close to this level for the remainder of 2002.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses decreased 7.4% to $23.8 million during the 13 weeks ended March 29, 2002 from $25.7 million during the 13 weeks ended March 30, 2001. The declines were due to implementation of defined restructuring activities and general cost control initiatives. As a percentage of sales, SG&A costs decreased to 17.7% for the 13 weeks ended March 29, 2002 from 20.1% for the 13 weeks ended March 30, 2001. As a percentage of sales, we expect SG&A expenses to remain relatively flat during the remainder of 2002.

Amortization

Amortization of intangible assets decreased to $2.3 million for the 13 weeks ended March 29, 2002 from $11.7 million for the same time periods in fiscal year 2001. The decrease was the result of the adoption of FAS 142, which disallows the amortization of goodwill and indefinite lived assets. Definite lived assets are being amortized over their useful lives ranging from seven to 11 years.

Restructuring and Other Charges

In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on going operations and product gross margins. The restructuring plans included the phased closure of the our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax). The plans included certain exit costs and employee termination benefits. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Additions	Utilization	Balance March 29, 2002
	(in millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$16.4	$(2.8)	$13.6
SiCOM board business exit	0.3	(0.3)	—
NWN VAR business exit	0.2	(0.2)	—

	16.9	(3.3)	13.6
Other exit costs
Findlay facility decommission costs	4.5	(0.5)	4.0
SiCOM asset removal and related costs	10.0	(10.0)	—
SiCOM contract cancellation costs	1.0	(1.0)	—

	15.5	(11.5)	4.0

Total restructuring costs	$32.4	$(14.8)	$17.6

Employee Termination Costs

In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of April 25, 2002, approximately 14% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next six months.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring.

In connection with the closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land and buildings and the expected future undiscounted net cash flows from the equipment to be disposed.

Impairment on Investments

Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices.

During the 13 weeks ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to our investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

Gain on Sale of Certain Operations

On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits incurred within one year from the sale date.

At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and 5 in Asia. As of March 29, 2002, all of the affected employees had been terminated.

Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also closed three foreign sales offices as a result of the sale.

Interest Income/Expense

Interest income decreased to $3.0 million for the 13 weeks ended March 29, 2002 from $4.8 million for the same time period in calendar year 2001. The decrease was due to the erosion of interest rates during calendar year 2001. Interest expense decreased to $0.3 million for the 13 weeks ended March 29, 2002 from $1.6 million for the 13 weeks ended March 30, 2001. The decrease was due to the elimination of our long-term debt during the first quarter of calendar year 2001.

Tax Expense

The tax provision for the 13 weeks ended March 29, 2002 is not comparable to the tax provision for the 13 weeks ended March 30, 2001 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001.

Extraordinary Item

During the 13 weeks ended March 30, 2001, we tendered all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These payments included certain premiums and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the write off of deferred financing fees and premiums paid on repurchase.

Backlog

We had backlog at March 29, 2002 of $139.7 million compared to $120.8 million at December 28, 2001.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of March 29, 2002 our total shareholders’ equity was $1,075.7 million.

Net cash provided by operating activities for the 13 weeks ended March 29, 2002 was $9.9 million. Net cash used in investing activities for the 13 weeks ended March 29, 2002 was $8.3 million. These expenditures were primarily related to the upgrades in our IT systems and the transfer of manufacturing processes from Findlay, Ohio to Palm Bay, Florida. Net cash provided by financing activities for the 13 weeks ended March 29, 2002 was $0.7 million, primarily from the proceeds of exercised stock options. Our cash and cash equivalents balance at March 29, 2002 was $603.7 million.

Our Revolving Credit Facility contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $69.5 million at March 29, 2002 compared to $55.2 million at December 28, 2001. Inventories increased to $71.6 million at March 29, 2002 from $67.9 million at December 28, 2001. The increases were primarily due to the increased demand experienced for our wireless product line in conjunction with a moderate ramp in production to meet this demand.

Distributor reserves fluctuate based on the level of inventory at distributors. The reserve increased 21.1% to $4.6 million at March 29, 2002 from $3.8 million at December 28, 2001 resulting from targeted inventory reductions in the European distribution channel.

Capital Expenditures

Capital expenditures for the 13 weeks ended March 29, 2002 were $8.3 million compared to $8.8 million for the 13 weeks ended March 30, 2001, respectively.

Potential Acquisition

On March 10, 2002, Elantec Semiconductor, Inc. (“Elantec”), Intersil Corporation (“Intersil”) and Echo Acquisition, Inc. (“Merger Sub”), a wholly owned subsidiary of Intersil, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, Elantec will merge with and into Merger Sub, with Merger Sub to survive the merger as a wholly owned subsidiary of Intersil (the “Merger”). Under the terms of the Merger Agreement, Intersil will exchange 1.24 shares of Intersil Class A common stock and $8.00 in cash for each outstanding share of Elantec. Intersil will issue approximately 29.4 million shares and approximately $189.5 million in cash for all issued and outstanding shares of Elantec, based on the shares of Elantec outstanding on March 4, 2002, and will assume Elantec’s outstanding employee stock options. Following the Merger, current Elantec shareholders will own approximately 23% and current Intersil shareholders will own approximately 77% of the combined company’s shares. Certain directors and officers of Intersil and Elantec have signed voting agreements under which they have agreed to vote their shares of Intersil Class A common stock and Elantec common stock, respectively, in favor of the merger.

The Merger will be structured to qualify as a tax-free reorganization and will be accounted for as a purchase. Upon the close of the Merger, Greg Williams, Intersil President and CEO, will serve as Executive Chairman of the Board of Directors, working on corporate, wireless and analog strategies. Rich Beyer, Elantec President and CEO, will become President and CEO of Intersil. Mr. Beyer and current Elantec Chairman Jim Diller will join Intersil’s Board of Directors.

The consummation of the Merger is subject to the approval of the stockholders of Elantec and Intersil and other customary closing conditions.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards, or FAS, No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We applied the new accounting rules beginning December 29, 2001. During the 13 weeks ended March 29, 2002, amortization on definite lived assets amounted to $2.1 million. Approximately $177.0 million in goodwill and indefinite lived intangibles were recorded on our balance sheet as of March 29, 2002. The provisions of FAS No. 142 also require the completion of a transitional impairment test of goodwill within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this transitional impairment test, which indicated no impairment of existing goodwill.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance FAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At March 29, 2002 we had open foreign exchange contracts with a notional amount of $10.0 million, which were to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the 13 weeks ended March 29, 2002 were $0.2 million. During the 13 weeks ended March 29, 2002 we purchased and sold $14.1 million, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $0.1 million at March 29, 2002.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at March 29, 2002, would have an impact of approximately $1.0 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Harris Corporation v. Giesting & Associates, Inc.

Reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. We continue to believe that Giesting’s claims are without merit. Both parties appealed various aspects of the judgment and oral arguments were held on February 27, 2002 in the U.S. Court of Appeals for the Eleventh Circuit. The court will render a decision in due course.

Harris Corporation v. Ericsson, Inc. and Telefonaktiebolaget LM Ericsson

On November 23, 1998, Harris filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. All three parties filed post-verdict motions, which have been pending since October 2001.

Class Action Securities Lawsuits

We and certain of our current officers and directors (“individual defendants”) as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the U.S. District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil stock in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes before Judge Scheindlin. In December 2001, plaintiffs filed amended complaints that added certain officers as defendants and changed the nature of their causes of action. Plaintiffs dropped their claims of securities fraud against Intersil and the individual defendants, while adding claims under one or more sections of the Securities Act of 1933 against Intersil and the individual defendants arising from the alleged misrepresentations or omissions describes above with regard to both Intersil’s initial, and second, public offerings. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our underwriting agreements, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the individual defendants, made claims under relevant provisions of our directors’ and officers’ liability insurance policies.

Proxim, Inc. v. Intersil Corporation, et. al.

On or about March 9, 2001, Proxim filed suit against us and Cisco in the United States District Court for the District of Massachusetts. Proxim is alleging that we and Cisco have infringed three United States Patents—5,077,753, 5,809,060, and 6,075,812—by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate our PRISM® chip sets. We are defending Cisco against the infringement claims. Also in March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission, or ITC. Proxim’s claims focus in part on our products, and some of the companies involved in these proceedings are direct purchasers of our products and have sought indemnification from us. We have agreed to defend one or more of these companies, and have joined the proceedings before the ITC as a party so that we can do so. A trial at the ITC is expected to take place in August 2002. The District of Massachusetts has stayed Proxim’s case in that court pending completion of the ITC proceedings. Proceedings in the District of Delaware are just beginning. Motions are currently pending to stay the Delaware suit pending completion of the ITC proceedings.

We are partially indemnified by Harris for the claims made by Proxim. We believe the claims against us and our customers are without merit and we are vigorously defending against Proxim’s claims and pursuing our and our customer’s claims against Proxim.

It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 6.    Exhibits and Reports on Form 8-K

a)    EXHIBITS

2.01
Agreement and Plan of Merger dated March 10, 2002, by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc. 2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by Intersil on March 12, 2002).

b)  REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on March 12, 2002 to disclose it had entered into an Agreement and Plan of Merger with Elantec Semiconductor, Inc., a Milpitas, California based corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ DANIEL J. HENEGHAN
Name: Daniel J. Heneghan Title: Chief Financial Officer
Date April 26, 2002

/s/ STEPHEN M. MORAN
Name: Stephen M. Moran Title: Vice President, General Counsel & Secretary
Date April 26, 2002