Form 10-Q
period 2002-06-28
INTERSIL CORP/DE
filed 2002-08-12
CIK 1096325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 8, 2002:

Title of Each Class	Number of Shares
Class A common stock, par value $.01 per share	128,675,325
Class B common stock, par value $.01 per share	7,786,719

INTERSIL CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$144,343	$118,295	$278,468	$246,061
Costs and expenses
Cost of product sales	68,965	58,775	131,991	144,401
Research and development	31,232	28,411	59,059	55,195
Selling, general and administrative	28,349	24,226	52,107	49,884
Intangible amortization	5,800	10,952	8,082	22,614
Impairment of long-lived assets	6,159	—	6,159	7,583
Restructuring	5,324	—	5,324	32,419
Write-off of in-process research and development	53,816	—	53,816	—

Operating loss	(55,302)	(4,069)	(38,070)	(66,035)
Loss on investments	1,736	—	1,736	8,242
Interest expense	229	139	558	1,726
Interest income	(3,060)	(6,730)	(6,014)	(11,500)

Income (loss) before sale of certain assets, income taxes and extraordinary item	(54,207)	2,522	(34,350)	(64,503)

Operating results of certain operations disposed of during 2001	—	—	—	(2,650)
Gain on sale of certain operations	—	—	—	168,437

	—	—	—	165,787

Income (loss) before income taxes and extraordinary item	(54,207)	2,522	(34,350)	101,284
Income taxes (benefit)	(35,916)	1,295	(29,884)	49,465

Income (loss) before extraordinary item	(18,291)	1,227	(4,466)	51,819
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	—	—	(12,185)

Net income (loss) to common shareholders	$(18,291)	$1,227	$(4,466)	$39,634

Basic income (loss) per share
Income before extraordinary item	$(0.15)	$0.01	$(0.04)	$0.49
Extraordinary item	—	—	—	(0.11)

Net income (loss)	$(0.15)	$0.01	$(0.04)	$0.38

Diluted income (loss) per share
Income before extraordinary item	$(0.15)	$0.01	$(0.04)	$0.47
Extraordinary item	—	—	—	(0.11)

Net income (loss)	$(0.15)	$0.01	$(0.04)	$0.36

Weighted average common shares outstanding (in millions):
Basic	121.6	105.5	114.3	105.4

Diluted	121.6	108.9	114.3	108.7

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
	(Unaudited)
	(in thousands)
Net income (loss)	$(18,291)	$1,227	$(4,466)	$39,634
Other comprehensive income (loss):
Currency translation adjustments.	491	(8)	252	(240)
Unrealized loss on available-for-sale securities	(4,047)	—	(366)	—

Comprehensive income (loss)	$(21,847)	$1,219	$(4,580)	$39,394

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2002	December 28, 2001
	(Unaudited)
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$609,114	$601,453
Trade receivables, less allowances for collection loss ($1,222 as of June 28, 2002 and $534 as of December 28, 2001)	80,519	55,178
Inventories, net	97,349	67,888
Prepaid expenses and other current assets	9,756	9,122
Deferred income taxes	81,816	33,807

Total Current Assets	878,554	767,448
Other Assets
Property, plant and equipment, less allowances for depreciation ($121,209 as of June 28, 2002 and $63,051 as of December 28, 2001)	147,624	140,068
Intangibles, less accumulated amortization ($70,138 as of June 28, 2002 and $65,820 as of December 28, 2001)	1,325,541	241,078
Investments	34,959	41,701
Other	7,883	9,938

Total Other Assets	1,516,007	432,785

Total Assets	$2,394,561	$1,200,233

Liabilities and Shareholders’ Equity
Current Liabilities
Trade payables	$41,601	$24,323
Retirement plan accruals	6,909	3,051
Accrued compensation	28,892	27,435
Accrued interest and sundry taxes	5,143	2,792
Exit costs	4,850	6,037
Restructuring costs	28,393	17,875
Deferred revenue	9,646	—
Other accrued items	28,338	26,454
Sales reserves	8,057	3,792
Income taxes payable	23,812	24,732

Total Current Liabilities	185,641	136,491
Deferred income taxes	6,494	6,494
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 128,883,338 shares outstanding at June 28, 2002 and 90,565,018 shares outstanding at December 28, 2001	1,290	906
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, 7,786,719 shares outstanding at June 28, 2002 and 16,282,475 shares outstanding at December 28, 2001	78	163
Additional paid-in capital	2,250,249	1,065,341
Retained earnings (accumulated deficit)	(276)	4,190
Unearned compensation	(31,614)	(1,056)
Accumulated other comprehensive loss	(478)	(363)
Treasury shares, at cost	(16,823)	(11,933)

Total Shareholders’ Equity	2,202,426	1,057,248

Total Liabilities and Shareholders’ Equity	$2,394,561	$1,200,233

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	June 28, 2002	June 29, 2001
	(Unaudited)
	(in thousands)
Operating Activities:
Net income (loss)	$(4,466)	$39,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	22,052	36,247
Provisions for inventory obsolescence	5,307	19,182
Restructuring and impairments	14,483	48,244
Write-off of in-process research and development	53,816	—
Gain on sale of certain operations	—	(168,437)
Gain on sale of investments	(1,264)	—
Deferred income taxes	(36,941)	(23,536)
Changes in assets and liabilities:
Trade receivables	(9,537)	61,647
Inventories	(24,570)	(6,817)
Prepaid expenses and other current assets	2,938	(1,930)
Trade payables and accrued liabilities	22,737	(20,997)
Income taxes	(1,414)	38,979
Other	3,807	4,038

Net cash provided by operating activities	46,948	26,254

Investing Activities:
Proceeds from sale of certain operations	—	338,016
Proceeds from sale of investments	5,264	—
Cash paid for acquired business	(22,243)	—
Property, plant and equipment	(23,167)	(19,076)

Net cash provided by (used in) investing activities	(40,146)	318,940
Financing Activities:
Proceeds from exercise of stock plans	4,103	5,200
Repurchase of treasury stock	(4,890)	(7,327)
Payments of borrowings	—	(61,545)

Net cash used in financing activities	(787)	(63,672)
Effect of exchange rates on cash and cash equivalents	1,646	(829)

Net increase in cash and cash equivalents	7,661	280,693
Cash and cash equivalents at the beginning of the period	601,453	352,597

Cash and cash equivalents at the end of the period	$609,114	$633,290

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$744	$1,160

Stock issued in acquisition of Elantec Semiconductor, Inc.	$1,180,358	$—

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The condensed consolidated balance sheet of Intersil Corporation (“Intersil” or the “Company”) as of June 28, 2002, and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the 13 weeks and 26 weeks ended June 28, 2002 and June 29, 2001 and the condensed consolidated statements of cash flows for the 26 weeks ended June 28, 2002 and June 29, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at June 28, 2002, and for all periods presented, have been made. The condensed consolidated balance sheet at December 28, 2001, has been derived from the Company’s audited consolidated financial statements at that date. Certain reclassifications have been made in the December 28, 2001 balance sheet to conform to the 2002 presentation.

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

The results of operations for the 13 weeks and 26 weeks ended June 28, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Note B—Inventories

Inventories are summarized below (in thousands):

	June 28, 2002	December 28, 2001
	(Unaudited)
Finished products	$34,545	$24,666
Work in progress	99,407	69,758
Raw materials and supplies	2,718	3,090

	136,670	97,514
Less inventory reserves	39,321	29,626

	$97,349	$67,888

At June 28, 2002 and December 28, 2001, Intersil was committed to purchase $22.5 million and $8.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value. Inventory levels at December 28, 2001 did not include product acquired through our merger with Elantec Semiconductor, Inc. (“Elantec”).

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	13 Weeks Ended		26 Weeks Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(Unaudited)
Numerator:
Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$(18,291)	$1,227	$(4,466)	$39,634

Denominator:
Denominator for basic earnings per share - weighted average common shares	121,638	105,461	114,263	105,393
Effect of dilutive securities:
Stock options	—	1,419	—	1,294
Warrants	—	2,051	—	2,057

Denominator for diluted earnings per share - adjusted weighted average common shares	121,638	108,931	114,263	108,744

Basic earnings (loss) per share	$(0.15)	$0.01	$(0.04)	$0.38

Diluted earnings (loss) per share	$(0.15)	$0.01	$(0.04)	$0.36

The effect of 3,647 and 2,914 dilutive securities is not included in the computation for 13 weeks and 26 weeks ended June 28, 2002, respectively, because to do so would be antidilutive.

Note D—Common Stock

During the 26 weeks ended June 28, 2002, the Company repurchased 215,000 shares of its Class A common stock at an approximate cost of $4.9 million under its stock repurchase program. As of June 28, 2002 and December 28, 2001, 713,000 and 498,000 shares at an approximate total cost of $16.8 million and $11.9 million, respectively, were held as treasury stock.

On May 14, 2002 the Company issued 29,587,331 shares of its Class A common stock in exchange for all outstanding shares of Elantec common stock (see Note F).

During the 26 weeks ended June 28, 2002 Sterling Holding Company, LLC. (“Sterling”) converted 8,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. At June 28, 2002, Sterling held 100% of the outstanding Intersil Class B common stock.

Note E—Available-for-Sale Securities and Loss on Investments

Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheets. They are recorded at fair value, which is determined based on quoted market prices. Due to changes in the market prices, an unrealized holding loss in the amount of $4.0 million (net of tax benefit of $1.6 million) has been charged to other comprehensive loss for the 13 weeks ended June 28, 2002.

During the 13 weeks ended June 28, 2002, the Company recorded an impairment charge of $3.0 million ($2.0 million after tax) related to an investment contained within the other long-term asset section of the balance sheet. As the Company holds less than a controlling ownership in the investee and the shares are not readily

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

traded on a major stock exchange, this investment was held at cost. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

Also, during the 13 weeks ended June 28, 2002, the Company recorded a gain of $1.3 million ($0.8 million after tax) from the sale of its investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

Note F—Merger with Elantec

On May 14, 2002, following receipt of approval of the shareholders of Intersil and Elantec, Intersil consummated the acquisition of Elantec by using Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. Intersil entered into this merger to expand into additional high growth analog markets. Intersil and Elantec also shared a significant number of customers and had complementary product portfolios. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Condensed Consolidated Financial Statements since the merger date. Consideration for the merger with Elantec consisted of cash, common stock and options to purchase common stock.

Pursuant to the merger, each outstanding share of Elantec common stock was converted into 1.24 shares of Intersil Class A common stock and $8.00 cash, without interest. The source of funds for the cash portion of the purchase price was working capital. Under the terms of the merger agreement, Intersil issued 29,587,331 shares of its Class A common stock for 100% of Elantec’s outstanding common stock. The estimated value of Intersil’s Class A common stock was $32.42 per share based on the average closing price of Intersil’s Class A common stock for the five-day period including March 11, 2002 (the first trading day following the announcement of the signing of the merger agreement) and the two trading days preceding and succeeding such date.

The Company also reserved 8,969,763 shares of its Class A common stock in exchange for Elantec’s outstanding stock options. Each outstanding option to purchase shares of Elantec common stock was converted into an option to purchase shares of the Company’s Class A common stock using an exchange ratio of 1.54, which is equal to 1.24 plus the quotient of $8.00 divided by the closing sales price of Intersil Class A common stock as reported on the Nasdaq National Market on the trading day immediately preceding the date of the merger of $26.60. The Company estimated the fair value of each option as of the merger date using the Black-Scholes pricing model.

As a result of the merger, the Company incurred transaction related fees of $21.3 million. The Company also incurred costs of $7.1 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note G). Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income. The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	21.3
Exit costs incurred	7.1
Unearned compensation	(34.3)

Total purchase price	$1,365.3

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An independent valuation specialist performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,075.8 million has been recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under FAS 142. The purchase price allocation, which is subject to change based on actual costs incurred, is as follows (in millions):

Tangible current assets	$232.9
Tangible long-term assets	19.2
Tangible liabilities	(24.1)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,075.8
Deferred tax liability	(4.7)

Total purchase price	$1,365.3

The appraisal of the acquired Elantec business included $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its useful life of nine years.

The following unaudited pro forma consolidated results of operations are presented as if the Elantec acquisition occurred on December 30, 2000 and December 29, 2001, respectively, (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Product sales	160.8	138.8	320.3	297.1
Net loss before extraordinary item	(18.7)	(57.7)	(7.7)	(8.0)
Net loss	(18.7)	(57.7)	(7.7)	(20.1)
Net loss per basic share	(0.14)	(0.43)	(0.06)	(0.15)

The pro forma results of operations include adjustments to give affect to additional amortization related to the increased value of acquired identified intangibles. Included in the pro forma results above are certain non-recurring events. These events include the write-off of in-process research and development costs ($53.8 million), which is included in all time periods. Included in the 13 and 26 weeks ended June 28, 2002 are the impairment of long-lived assets ($6.2 million) and restructuring costs ($5.3 million). One time costs during the 26 weeks ended June 29, 2001 include the impairment of long-lived assets ($8.2 million) and restructuring costs ($32.4 million) and a gain from the sale of certain operations ($168.4 million). Excluding the in-process research and development charge, there were no material non-recurring events in the 13 weeks ended June 29, 2001. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

Note G—Restructuring Costs Related to the Exit of Elantec’s Activities

Included in the purchase price of the Elantec acquisition are $7.1 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” or EITF 95-3, these costs were considered in the purchase price allocation of the Elantec acquisition. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is expected to be funded from working capital.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. During calendar year 2003, the Company estimates the cost savings of the restructuring plan to be approximately $15 to $18 million. A summary of the restructuring costs and the remaining accrual follows:

	Additions	Utilization	Balance June 29, 2002
	(in millions)
Restructuring costs
Employee termination costs	$3.6	$(0.4)	$3.2
Milpitas plant closure costs	2.4	—	2.4
Sales office closure costs	1.1	—	1.1

Total restructuring costs	$7.1	$(0.4)	$6.7

Note H—Sale of Certain Operations

On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs included employee termination benefits that were incurred within one year from the sale date.

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

Sterling Holding Company, LLC, a significant shareholder of the Company, is also a shareholder of Fairchild. The terms of the sale of the Discrete Power products group to Fairchild were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties.

Note I—Restructuring and Other Non-Recurring Charges

As part of the merger with Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate sales office operations of the Company that existed prior to the merger. As a result of the restructuring, the Company recorded a charge of $5.3 million ($3.4 million after tax) during the 13 weeks ended June 28, 2002.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve ongoing operations and product gross margins. The restructuring plans included the phased closure of the Company’s Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax) during the 13 weeks ended March 30, 2001.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance December 28, 2001	Additions	Utilizations	Balance June 28, 2002
	(in millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$13.6	$—	$(0.6)	13.0
Sales force reduction	—	3.5	(0.6)	2.9

	13.6	3.5	(1.2)	15.9
Other exit costs
Findlay facility decommission costs	4.1	—	(0.1)	4.0
SiCOM asset removal and related costs	—	0.6	—	0.6
SiCOM contract cancellation costs	0.2	—	(0.2)	—
Sales channel consolidation costs	—	1.2	—	1.2

	4.3	1.8	(0.3)	5.8

Total restructuring costs	$17.9	$5.3	$(1.5)	$21.7

Employee Termination Costs

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of June 28, 2002, approximately 42% of the affected employees had been terminated. The remaining employees will be terminated over the next nine months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of June 28, 2002, approximately 31% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next three months.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. During the 13 weeks ended March 30, 2001, Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. The Company terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the 13 weeks ended March 30, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. The Company recorded an additional impairment of these assets in the 13 weeks ended June 28, 2002 (Note J). The carrying value of the property, plant and equipment to be disposed of as of June 28, 2002 was approximately $2.1 million. The merger with Elantec resulted in the termination of several lease commitments as well as obligations with external sales representatives.

Note J—Impairment of Long-Lived Assets

During the 13 weeks ended June 28, 2002 the company recorded an impairment on various long-lived assets of $6.2 million ($4.0 million after tax). A majority of this impairment was related to closure of the Findlay, Ohio manufacturing operation. The Company wrote these assets down by $3.6 ($2.3 million net of tax) million to their fair value based on the contractual sales price. The remaining impairment is primarily related to the adjustment of idle equipment to their fair value based on estimated future cash flows from these assets.

Note K—Income Tax

The tax provision for the 13 weeks and 26 weeks ended June 28, 2002 differs from the tax provision for the 13 weeks and 26 weeks ended June 29, 2001 due to the gain generated from the sale of the Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001 as well as the write-off of in-process research and development in calendar year 2002. Finally, the adoption of FAS 142 impacted the effective tax rate as the Company no longer amortizes goodwill and indefinite lived intangible assets.

Note L—Changes to Significant Accounting Policies

Effective March 30, 2002 the Company began to recognize revenue to North American distributors on a sell-through basis. As such, the Company now recognizes sales to North American distributors upon shipment to the end customer. Formerly, the Company recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the integration with Elantec, changes in the distributor mix and changes in market pricing effect the estimability of customer acceptance. The impact of this change resulted in a reduction in income before taxes and extraordinary item, net income, and diluted earnings per share of $10.1 million, $6.6 million and $0.05, respectively. Deferred margin on North American distributor sales at June 28, 2002 was $9.6 million.

Distributor reserves for international distributors and for transactions with North American distributors prior to March 30, 2002 were $4.9 million at June 28, 2002. The Company has also established an allowance of $3.2 million as of June 28, 2002 for inventory held by a distributor whose relationship with the Company was terminated as a result of the merger with Elantec. Revenue is recognized from sales to all customers, excluding North American distributors, when a product is shipped. Sales to distributors are made under agreements, which provide the distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, the distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors as of June 28, 2001 that will be adjusted in the future cannot be known with certainty as of the date hereof, the Company relies on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe whereby the distributors can periodically exchange a percentage of older inventories with newer products. Actual price protection and stock rotation changes have historically been within management’s expectations.

Note M—Stock Options

On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (the “Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan authorized the grant of options for up to 7.5 million shares of Intersil Class A Common Stock (the number of shares authorized for the Plan was increased to 17.5 million shares, the increase was authorized by the shareholders at the Annual Meeting of Shareholders held May 15, 2001) and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards.

The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date of the stock option grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” or FAS 123, the Company would have reported the following:

	13 Weeks Ended June 28, 2002	13 Weeks Ended June 29, 2001	26 Weeks Ended June 28, 2002	26 Weeks Ended June 29, 2001
	(in millions except per share information)
Net income (loss)	$(24.0)	$ (1.5)	$(14.6)	$34.4
Basic income (loss) per share	$(0.20)	$(0.01)	$(0.13)	$0.33
Diluted income (loss) per share	$(0.20)	$(0.01)	$(0.13)	$0.32

Application of FAS 123 resulted in a decrease in diluted income (loss) per share of $0.05, $0.02. $0.09, and $0.04 for the 13 weeks ended June 28, 2002, the 13 weeks ended June 29, 2001, the 26 weeks ended June 28, 2002 and 26 weeks ended June 29, 2001, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

June 28, 2002
Expected volatility	1.002
Dividend yield	—
Risk-free interest rate	4.14% – 5.40%
Expected life, in years	7

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

This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company’s and its customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; and the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We provide system level solutions for the high performance analog and wireless networking markets. We focus on four fast growing markets: power management, optical storage (CD and DVD recordable), flat panel displays and wireless networking. We bring added customer value by providing silicon, software and reference design solutions to new products that enhance the computing experience for people.

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Discrete Power product group, which we sold to Fairchild in March 2001:

	Calendar Year 2000		Calendar Year 2001				Calendar Year 2002
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
	(in millions)
Power Management	$37.0	$35.7	$35.7	$31.5	$40.5	$44.8	$43.0	$40.3
Elantec	—	—	—	—	—	—	—	13.1
Standard Analog	63.7	55.1	43.7	42.3	31.6	30.1	30.0	23.4
Wireless Networking	51.4	59.8	36.0	32.5	29.6	37.6	49.0	58.1
Automotive	14.1	14.1	12.4	12.0	11.7	9.1	12.1	9.4

Total Intersil	$166.2	$164.7	$127.8	$118.3	$113.4	$121.6	$134.1	$144.3

In order to provide clearer insight into Intersil’s business performance and financial results, we are providing revenue breakdown on five product groups: Power Management, Elantec, Standard Analog, Wireless Networking and Automotive.

During the first three quarters of 2001, the semiconductor industry experienced a slowdown. Since that time the industry has experienced a slight recovery. Wireless networking, however, has been growing significantly since the fourth quarter of 2001. We expect demand for our automotive products to continue to decline as we exit that product line. Due to the addition of Elantec, the second quarter of calendar year 2002 includes some changes which inhibit the comparability to previous quarters. The change in our revenue recognition for sales to North American distributors (see Note L) reduced the revenues of power management, standard products and wireless networking by $3.4 million, $10.1 million and $1.2 million, respectively.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Revenue
Power Management	27.9%	26.6%	29.9%	27.3%
Elantec	9.1	—	4.7	—
Standard Products	16.2	35.8	19.2	34.9
Wireless Networking	40.3	27.5	38.5	27.9
Automotive	6.5	10.1	7.7	9.9

Total	100.0	100.0	100.0	100.0
Costs and expenses
Cost of product sales	47.8	49.7	47.5	58.7
Research and development	21.6	24.0	21.2	22.4
Selling, general and administrative	19.6	20.5	18.7	20.3
Amortization of purchased intangibles and unearned stock based compensation	4.0	9.3	2.9	9.2
In-process research and development	37.3	—	19.3	—
Impairment of long lived assets	4.3	—	2.2	3.1
Restructuring	3.7	—	1.9	13.2

Operating loss	(38.3)	(3.4)	(13.7)	(26.9)
Interest expense	0.2	0.1	0.2	0.7
Interest income	(2.1)	(5.7)	(2.2)	(4.7)
Loss on investments	1.2	—	0.6	3.3

Income (loss) before sale of certain assets, income taxes and extraordinary item	(37.6)	2.1	(12.3)	(26.3)
Operating results of certain operations disposed of during 2001	—	—	—	(1.1)
Gain on sale of certain operations	—	—	—	68.5

Income (loss) before income taxes and extraordinary item	(37.6)	2.1	(12.3)	41.1
Income taxes (benefit)	(24.9)	1.1	(10.7)	20.1

Income (loss) before extraordinary item	(12.7)	1.0	(1.6)	21.0
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	—	—	(5.0)

Net income (loss) to common shareholders	(12.7)%	1.0%	(1.6)%	16.0%

Note:	Amounts may not add due to rounding.

Revenue

Revenue for the 13 weeks ended June 28, 2002 increased 22.0% to $144.3 million from $118.3 million during the 13 weeks ended June 29, 2001. Revenue also increased 13.2% from $246.1 million to $278.5 million during the 26 weeks ended June 29, 2001 and June 28, 2002, respectively. The increase resulted primarily from the continued growth in demand for our wireless networking and power management products during 2002 in conjunction with the addition of Elantec.

Geographically, 18.6%, 65.4% and 16.0% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 13 weeks ended June 28, 2002 compared to 36.3%, 42.3%% and 21.4% during the 13 weeks ended June 29, 2001. For the 26 weeks ended June 28, 2002, 21.9%, 62.4% and 15.7% of product sales were derived in North America, Asia/Pacific and Europe, respectively, compared to 36.5%, 40.6% and 22.9% during the 26 weeks ended June 29, 2001. Our change in revenue recognition for sales to North American distributors resulted in the decrease in the percentage of sales to North American customers in the second quarter of 2002.

Gross Margin

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the 13 weeks ended June 28, 2002, gross margin on product sales increased 26.6% to $75.4 million from $59.5 million in the 13 weeks ended June 29, 2001. As a percentage of sales, gross margin was 52.2% during the 13 weeks ended June 28, 2002, compared to 50.3% during the 13 weeks ended June 29, 2001. Gross margins, as a percentage of sales, also increased to 52.5% from 41.3% for 26 weeks ended June 28, 2002 and June 29, 2001, respectively. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. We also recorded a charge of $3.2 million in the 13 weeks ended June 28, 2002 to reserve for the eventual return of inventory due to the elimination of a distributor relationship that resulted from the merger with Elantec. The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. We expect to realize productivity gains and material cost reductions that will offset the decline in average selling prices and therefore do not anticipate a significant adverse effect on our financial condition.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 9.9% to $31.2 million during the 13 weeks ended June 28, 2002 from $28.4 million during the 13 weeks ended June 29, 2001 and 7.0% to $59.1 during the 26 weeks ended June 28, 2002 from $55.2 during the 26 weeks ended June 29, 2001. We continue to invest in power management, optical storage, flat panel display and wireless technologies. As a percent of sales, R&D expenses decreased to 21.6% for the 13 weeks ended June 28, 2002 from 24.0% for the 13 weeks ended June 29, 2001 and to 21.2% for the 26 weeks ended June 28, 2002 from 22.4% for the 26 weeks ended June 29, 2001. As a percentage of sales, we expect R&D expenses to be between 18% and 20% during the remainder of 2002.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses increased 17.0% to $28.3 million during the 13 weeks ended June 28, 2002 from $24.2 million during the 13 weeks ended June 29, 2001 and increased 4.5% to $52.1 million during the 26 weeks ended June 28, 2002 from $49.9 million during the 26 weeks ended June 29, 2001. The increase is due primarily to the addition of Elantec. However, as a percentage of sales, SG&A costs decreased to 19.6% for the 13 weeks ended June 28, 2002 from 20.5% for the 13 weeks ended June 29, 2001 and also decreased to 18.7% for the 26 weeks ended June 28, 2002 from 20.3% for the 26 weeks ended June 29, 2002. As a percentage of sales, we expect SG&A expenses to be between 17% and 19% during the remainder of 2002.

Amortization

Amortization of intangible assets decreased to $5.8 million and $8.1 million during the 13 weeks and 26 weeks ended June 28, 2002 from $11.0 million and $22.6 million during the same time periods in fiscal year 2001. The decrease was the result of the adoption of FAS 142, which disallows the amortization of goodwill and indefinite lived assets. This decrease was partially offset by the additional amortization of unearned compensation resulting from the Elantec merger. Definite lived assets are being amortized over their useful lives ranging from seven to 11 years. We expect amortization to be $9.0 million in the third quarter and $7.4 million in the fourth quarter of calendar year 2002.

In-Process Research and Development

In connection with the merger with Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the 13 weeks ended June 28, 2002.

In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital.

The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects is approximately $38.4 million. We estimate that all projects will be complete by the third quarter of calendar year 2003. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping are reported below:

Project Group	Number of Projects	Cost to Complete	Average Percent Complete
Optical Storage	61	$9.3	53%
Communications	7	1.1	50%
DC/DC Converters	26	8.2	26%
Amplifiers and Comparators	83	8.2	13%
Other Video	46	9.1	14%
TFT Buffers	17	2.5	25%

Total	240	$38.4

These estimates which were developed by an independent third party, are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet either technological or commercial success.

Restructuring and Other Charges

As part of the merger with Elantec, we accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate processes and locations. As a result of the restructuring we recorded a charge of $5.3 million ($3.4 million after tax). The plans included the exit of various sales offices and the termination of redundant distribution channels worldwide.

In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve ongoing operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) during the 13 weeks ended March 30, 2001. Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance December 28, 2001	Additions	Utilizations	Balance June 28, 2002
	(in millions)
Restructuring costs
Employee termination costs
Findlay plant closure	$13.6	$—	$(0.6)	$13.0
Sales force reduction	—	3.5	(0.6)	2.9

	13.6	3.5	(1.2)	15.9
Other exit costs
Findlay facility decommission costs	4.1	—	(0.1)	4.0
SiCOM asset removal and related costs	—	0.6	—	0.6
SiCOM contract cancellation costs	0.2	—	(0.2)	—
Sales channel consolidation costs	—	1.2	—	1.2

	4.3	1.8	(0.3)	5.8

Total restructuring costs	$17.9	$5.3	$(1.5)	$21.7

Employee Termination Costs

As a result of the acquisition of Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of June 28, 2002, approximately 42% of the affected employees had been terminated. The remaining employees will be terminated over the next nine months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of June 28, 2002, approximately 31% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees will be terminated over the next three months.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. In the 13 weeks ended March 30, 2001, we wrote off

$9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring. The integration of Elantec resulted in the termination of several lease commitments as well as obligations with external sales representatives.

In connection with the closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the 13 weeks ended March 30, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. During the 13 weeks ended June 28, 2002, we recorded an additional impairment of $3.6 million ($2.3 million net of tax) on these assets as determined by the contractual sales price. The carrying value of the property, plant and equipment to be disposed of as of June 28, 2002 was approximately $2.1 million.

Gain (Loss) on Investments

During the 13 weeks ended June 28, 2002, we recorded an impairment charge of $3.0 million ($2.0 million after tax) related to an investment contained within the other long-term asset section of the balance sheets. As we hold less than a controlling ownership in the investee and the shares are not readily traded on a major stock exchange, this investment was held at cost. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

Also, during the 13 weeks ended June 28, 2002, we recorded a gain of $1.3 million ($0.8 million after tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over the carrying value.

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

Interest Income/Expense

Interest income decreased to $3.1 million and $6.0 million for the 13 weeks and 26 weeks ended June 28, 2002, respectively, from $6.7 million and $11.5 million for the same time periods in calendar year 2001. The decrease was due to the erosion of interest rates during calendar year 2001. Interest expense increased to $0.3 million and decreased to $0.6 million for the 13 weeks and 26 weeks ended June 28, 2002, respectively, from $0.1 million and $1.7 million for the same time periods in calendar year 2001. The decrease for the 26 week period was due to the elimination of our long-term debt during the first quarter of calendar year 2001.

Tax Expense

The tax provisions for the 13 weeks and 26 weeks ended June 28, 2002 differ from the tax provision for the 13 weeks and 26 weeks ended June 29, 2001 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001 as well as the write-off of in-process R&D in calendar year 2002. We expect our effective tax rate to be approximately 75% to 90% for calendar year 2002 due to one-time nondeductible items expensed in the 13 weeks ended June 28, 2002.

Extraordinary Item

During the 13 weeks ended March 30, 2001, we tendered all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These payments included certain premiums and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the writeoff of deferred financing fees and premiums paid on repurchase.

Backlog

We had backlog at June 28, 2002 of $178.2 million compared to $120.8 million at December 28, 2001.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of June 28, 2002 our total shareholders’ equity was $2,202.4 million.

Net cash provided by operating activities for the 26 weeks ended June 28, 2002 was $46.9 million. Net cash used in investing activities for the 26 weeks ended June 28, 2002 was $40.1 million. These expenditures were primarily related to the acquisition of Elantec and purchases of manufacturing equipment. Net cash used by financing activities for the 26 weeks ended June 28, 2002 was $0.8 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. Our cash and cash equivalents balance at June 28, 2002 was $609.1 million.

Our $25 million Revolving Credit Facility, which is undrawn, contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. We intend to cancel this facility in the third quarter of 2002 due to our substantial cash balance and estimated positive cash flows in the future.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $80.5 million at June 28, 2002 compared to $55.2 million at December 28, 2001. Inventories increased to $97.3 million at June 28, 2002 from $67.9 million at December 28, 2001. The increases were due to assets acquired from Elantec and the increased demand experienced for our wireless product line.

Capital Expenditures

Capital expenditures for the 13 weeks and 26 weeks ended June 28, 2002 were $14.8 million and $23.2 million, respectively, compared to $10.2 million and $19.1 million for the 13 weeks and 26 weeks ended June 29, 2001, respectively.

Related Party Transactions

We hold two receivable balances within other assets in our balance sheet resulting from loans made to two of our officers that are not the CFO or CEO. The loans, which total $1.0 million, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each officers’ real property. Each loan also uses an interest rate which exceeds the Prime Rate.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At June 28, 2002 we had open foreign exchange contracts with a notional amount of $17.5 million, which were to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the 13 weeks and 26 weeks ended June 28, 2002 were $0.9 million and $0.8 million, respectively. During the 13 weeks and 26 weeks ended June 28, 2002 we purchased and sold $26.4 million and $40.5 million, respectively, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $(0.9) million at June 28, 2002.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at June 28, 2002, would have an impact of approximately $1.9 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Harris Corporation v. Giesting & Associates, Inc.

As reported in our quarterly report on Form 10-Q for the first quarter of 2002, reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. Both parties appealed various aspects of the judgment and oral arguments were held on February 27, 2002 in the U.S. Court of Appeals for the Eleventh Circuit. On July 17, 2002, the Court of Appeals issued a decision rejecting Giesting’s appeal in its entirety. The Court of Appeals also vacated portions of the judgment for Giesting, remanding the case with orders to reduce the judgment by at least $417,664. Further proceedings are expected in the trial court to determine how much further the judgment for Giesting should be reduced.

Harris Corporation v. Ericsson, Inc. and Telefonaktiebolaget LM Ericsson

On November 23, 1998, Harris filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. The court granted Harris’ post-trial motion for summary judgment, but then withdrew that order on June 10, 2002 due to an error in the order. Harris filed a response arguing why the error was harmless, at which time the court granted Ericsson leave to file a reply brief to Harris’ response. We await further ruling from the court.

Class Action Securities Lawsuits

As reported in our quarterly report on Form 10-Q for the first quarter of 2002, we and certain of our current officers and directors (“individual defendants”) as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the U.S. District Court for the Southern District of New York. The complaints alleged violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil stock in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes before Judge Scheindlin. In December 2001, plaintiffs filed amended complaints that added certain officers as defendants and changed the nature of their causes of action. Plaintiffs dropped their claims of securities fraud against Intersil and the individual defendants, while adding claims under one or more sections of the Securities Act of 1933 against Intersil and the individual defendants arising from the alleged misrepresentations or omissions described above with regard to both Intersil’s initial, and second, public offerings. In April 2002 plaintiffs filed a consolidated amended complaint against Intersil and certain of its officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for Intersil improperly touted the value of the shares of Intersil during the relevant class period as part of the purported scheme to artificially inflate the value of Intersil shares. Intersil and the other defendants have filed motions to dismiss plaintiff’s complaints, which motions are pending before the court. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our underwriting agreements, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the individual defendants, made claims under relevant provisions of our directors’ and officers’ liability insurance policies. We cannot ensure that we will be able to recover from the underwriters or that the policy claims will be paid by the insurers.

Proxim, Inc. v. Intersil Corporation, et. al.

As reported in our quarterly report on Form 10-Q for the first quarter of 2002, on or about March 9, 2001, Proxim filed suit against us and Cisco in the United States District Court for the District of Massachusetts. Proxim is alleging that we and Cisco have infringed three United States Patents—5,077,753, 5,809,060, and 6,075,812—by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate our PRISM® chip sets. We are defending Cisco against the infringement claims. Also in March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission, or ITC. Proxim’s claims focus in part on our products, and some of the companies involved in these proceedings are direct purchasers of our products and have sought indemnification from us. We have agreed to defend one or more of these companies, and have joined the proceedings before the ITC as a party so that we can do so. The ITC action remains stayed pending the outcome of a disqualification proceeding against Proxim. A trial at the ITC is expected to take place in 2002. The District Courts of Massachusetts and Delaware have stayed Proxim’s cases in those courts pending completion of the ITC proceedings. We are partially indemnified by Harris for the claims made by Proxim. We believe the claims against us and our customers are without merit and we are vigorously defending against Proxim’s claims and pursuing our and our customer’s claims against Proxim. It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders of the Company was held on May 14, 2002 (the “Annual Meeting”) in Irvine, California.

(b)  At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated April 4, 2002:

(1) Election of Directors. All six of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
Gregory L. Williams	71,280,803	6,460,576
Dr. Robert W. Conn	77,372,696	368,683
Gary E. Gist	77,372,696	368,683
Jan Peeters	77,372,696	368,683
Robert N. Pokelwaldt	77,372,696	368,683
James A. Urry	77,291,256	450,123

(2) Proposal for the shareholders to ratify the appointment of Ernst & Young as the Independent Public Auditors of the Company.

For	Against	Abstain	Broker Non-Votes
76,172,985	1,531,961	36,433	-0-

(3) Proposal for the shareholders to approve the issuance of Intersil Class A Common Stock in the proposed merger of Elantec Semiconductor, Inc. with Intersil.

For	Against	Abstain	Broker Non-Votes
64,234,114	502,927	41,498	12,962,840

(4) Proposal for the shareholders to amend Intersil’s Amended and Restated Certificate of Incorporation to increase the maximum number of directors from seven to eight.

For	Against	Abstain	Broker Non-Votes
64,280,396	461,947	35,402	12,963,634

Item 6.     Exhibits and Reports on Form 8-K

a)  EXHIBITS

See the Exhibit Index following the signature page.

b)  REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on May 14, 2002, as well as an amendment to that report on July 10, 2002, to disclose it had consummated the Agreement and Plan of Merger with Elantec Semiconductor, Inc. The report included the following financial statements: Elantec’s audited balance sheets as of September 30, 2001 and September 30, 2000, and audited statements of income and cash flows for each of the three fiscal years preceding September 30, 2001; Elantec’s unaudited balance sheet as of the quarterly period ended December 31, 2001, and unaudited statements of income and cash flows for the quarterly periods ended December 31, 2001 and December 31, 2000; unaudited pro forma combined condensed statement of operations for the three months ended March 29, 2002; unaudited pro forma combined condensed statement of operations for the fiscal year ended December 28, 2001; and unaudited pro forma combined condensed balance sheet as of December 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

By:
/s/    DANIEL J. HENEGHAN

Daniel J. Heneghan
Chief Financial Officer

Date August 12, 2002

By:
/s/    STEPHEN M. MORAN

Stephen M. Moran
General Counsel & Secretary

Date August 12, 2002

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated March 10, 2002, by and among Intersil Corporation (“Intersil”), Echo Acquisition, Inc. and Elantec Semiconductor, Inc. (“Elantec”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by Intersil on March 12, 2002).

3.1	Amended and Restated Certificate of Incorporation of Intersil

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Intersil, (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-8 previously filed by Intersil on May 14, 2002 (Registration No. 333-88208)).

10.1	Employment Agreement, dated as May 10, 2002, between Intersil and Gregory L. Williams.

10.2	Employment Agreement, dated as May 10, 2002, between Intersil and Richard M. Beyer.

10.3	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer.

10.4	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan.

10.5	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan.

10.6	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details.

10.7	Form of Employment Letter between Intersil and certain executives and schedule of omitted details.

10.8	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr.

10.9	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran.

10.10
Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

Exhibit Number	Description

10.11	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles.

10.12	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles.

10.13	Elantec 1983 Stock Option Plan, as amended.

10.14	Elantec 1994 Equity Incentive Plan, as amended.

10.15	Elantec 1995 Equity Incentive Plan, as amended, and related documents.

10.16	Elantec 1995 Employee Stock Purchase Plan, as amended.

10.17	Elantec 2001 Equity Incentive Plan, as amended.