Form 10-Q
period 2002-10-04
INTERSIL CORP/DE
filed 2002-11-12
CIK 1096325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2002

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 11, 2002:

Title of Each Class	Number of Shares
Class A common stock, par value $.01 per share	129,044,028
Class B common stock, par value $.01 per share	7,786,719

INTERSIL CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$191,315	$113,391	$469,783	$359,453
Costs and expenses
Cost of product sales	88,095	55,793	220,086	200,192
Research and development	37,060	25,391	96,118	80,591
Selling, general and administrative	30,930	21,387	83,038	71,249
Amortization of intangibles and unearned compensation	9,228	11,328	17,310	33,594
Impairment of long-lived assets	—	—	6,159	7,583
Restructuring	—	—	5,324	32,419
Write-off of in-process research and development	—	—	53,816	—

Operating income (loss)	26,002	(508)	(12,068)	(66,175)
Loss on investments	—	—	1,736	8,242
Interest expense	205	301	763	2,026
Interest income	(2,962)	(5,439)	(8,977)	(16,939)

Income (loss) before sale of certain assets, income taxes and extraordinary item	28,759	4,630	(5,590)	(59,504)
Operating results of certain operations disposed of during 2001	—	—	—	(3,019)
Gain on sale of certain operations	—	—	—	168,437

Income (loss) before income taxes and extraordinary item	28,759	4,630	(5,590)	105,914
Income taxes (benefit)	25,207	7,911	(4,677)	57,376

Income (loss) before extraordinary item	3,552	(3,281)	(913)	48,538
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	—	—	(12,185)

Net income (loss) to common shareholders	$3,552	$(3,281)	$(913)	$36,353

Basic income (loss) per share
Income before extraordinary item	$0.03	$(0.03)	$(0.01)	$0.46
Extraordinary item	—	—	—	$(0.12)

Net income (loss)	$0.03	$(0.03)	$(0.01)	$0.34

Diluted income (loss) per share
Income before extraordinary item	$0.03	$(0.03)	$(0.01)	$0.44
Extraordinary item	—	—	—	(0.11)

Net income (loss)	$0.03	$(0.03)	$(0.01)	$0.33

Weighted average common shares outstanding (in millions):
Basic	136.4	105.7	122.0	105.5

Diluted	140.7	105.7	122.0	108.9

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
	(Unaudited)
	(in thousands)
Net income (loss)	$3,552	$(3,281)	$(913)	$36,353
Other comprehensive income (loss):
Currency translation adjustments.	(4)	179	248	78
Unrealized loss on available-for-sale securities	(4,702)	(1,684)	(5,069)	(1,684)

Comprehensive income (loss)	$(1,154)	$(4,786)	$(5,734)	$34,747

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 4, 2002	December 28, 2001
	(Unaudited)
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$514,634	$554,119
Short-term investments	82,211	47,334
Trade receivables, less allowances for collection loss ($1,233 as of October 4, 2002 and $534 as of December 28, 2001)	87,584	55,178
Inventories, net	96,739	67,888
Prepaid expenses and other current assets	12,042	9,122
Deferred income taxes	56,534	33,807

Total Current Assets	849,744	767,448
Other Assets
Property, plant and equipment, less allowances for depreciation ($87,631 as of October 4, 2002 and $63,051 as of December 28, 2001)	155,511	140,068
Intangibles, less accumulated amortization ($72,887 as of October 4, 2002 and $65,820 as of December 28, 2001)	1,323,350	241,078
Investments	30,472	41,701
Other	7,297	9,938

Total Other Assets	1,516,630	432,785

Total Assets	$2,366,374	$1,200,233

Liabilities and Shareholders’ Equity
Current Liabilities
Trade payables	$34,397	$24,323
Retirement plan accruals	7,839	3,051
Accrued compensation	21,841	27,435
Accrued interest and sundry taxes	5,572	2,792
Exit costs	3,595	6,037
Restructuring costs	20,373	17,875
Deferred revenue	11,145	—
Other accrued items	25,622	26,454
Sales reserves	8,235	3,792
Income taxes payable	20,015	24,732

Total Current Liabilities	158,634	136,491
Deferred income taxes	6,494	6,494
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 128,858,483 shares outstanding at October 4, 2002 and 90,565,018 shares outstanding at December 28, 2001	1,288	906
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, 7,786,719 shares outstanding at October 4, 2002 and 16,282,475 shares outstanding at December 28, 2001	78	163
Additional paid-in capital	2,230,394	1,065,341
Retained earnings	3,276	4,190
Unearned compensation	(24,984)	(1,056)
Accumulated other comprehensive loss	(5,184)	(363)
Treasury shares, at cost	(3,622)	(11,933)

Total Shareholders’ Equity	2,201,246	1,057,248

Total Liabilities and Shareholders’ Equity	$2,366,374	$1,200,233

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
	(Unaudited)
	(in thousands)
Operating Activities:
Net income (loss)	$(913)	$36,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	38,888	54,988
Provisions for inventory obsolescence	3,641	20,172
Restructuring and impairments	14,483	48,244
Write-off of in-process research and development	53,816	—
Gain on sale of certain operations	—	(168,437)
Gain on sale of investments	(1,264)	—
Deferred income taxes	(11,659)	(23,536)
Changes in assets and liabilities:
Trade receivables	(16,601)	53,180
Inventories	(22,293)	(2,121)
Prepaid expenses and other current assets	651	(859)
Trade payables and accrued liabilities	690	(37,930)
Income taxes	(3,192)	43,443
Other	3,416	6,679

Net cash provided by operating activities	59,663	30,176
Investing Activities:
Net change in short-term investments	(34,877)	(22,835)
Proceeds from sale of certain operations	—	338,016
Proceeds from sale of investments	5,264	—
Cash paid for acquired business	(23,775)	—
Property, plant and equipment, net	(38,661)	(30,510)

Net cash provided by (used in) investing activities	(92,049)	284,671
Financing Activities:
Proceeds from exercise of stock options	8,340	7,657
Repurchase of treasury stock	(17,801)	(11,933)
Payments of borrowings	—	(61,545)

Net cash used in financing activities	(9,461)	(65,821)
Effect of exchange rates on cash and cash equivalents	2,362	(273)

Net increase (decrease) in cash and cash equivalents	(39,485)	248,753
Cash and cash equivalents at the beginning of the period	554,119	352,597

Cash and cash equivalents at the end of the period	$514,634	$601,350

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$2,763	$2,707

Stock issued in merger with Elantec Semiconductor, Inc.	$1,180,358	$—

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Summary of Significant Accounting Principles

Basis of Presentation

The condensed consolidated balance sheet of Intersil Corporation (“Intersil” or the “Company”) as of October 4, 2002, and the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the 14 weeks and 40 weeks ended October 4, 2002 and the 13 and 39 weeks ended September 28, 2001, and the condensed consolidated statements of cash flows for the 40 weeks ended October 4, 2002 and the 39 weeks ended September 28, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at October 4, 2002, and for all periods presented, have been made. The condensed consolidated balance sheet at December 28, 2001, has been derived from the Company’s audited consolidated financial statements at that date. Certain reclassifications have been made in the December 28, 2001 balance sheet to conform to the 2002 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001. The results of operations for the 14 weeks and 40 weeks ended October 4, 2002, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Fiscal Year

The Company’s 2002 fiscal year contains 53 weeks. As a consequence, the third quarter of 2002 contained 14 weeks. This varies from the 13 weeks contained in the third quarter of 2001.

Note B—Inventories

Inventories are summarized below (in thousands):

	October 4, 2002	December 28, 2001
	(Unaudited)
Finished products	$40,616	$24,666
Work in progress	83,152	69,758
Raw materials and supplies	3,821	3,090

Gross Inventory	127,589	97,514
Less inventory reserves	30,850	29,626

Net Inventory	$96,739	$67,888

At October 4, 2002 and December 28, 2001, Intersil was committed to purchase $18.2 million and $8.4 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value. Inventory levels at December 28, 2001 did not include product acquired through our merger with Elantec Semiconductor, Inc. (“Elantec”).

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note C—Intangibles

Intangibles are summarized below (in thousands):

	October 4, 2002	December 28, 2001
Indefinite Lived Intangible Assets
Goodwill	$1,293,031	$216,873
Less accumulated amortization	(44,407)	(44,407)

Assembled Workforce	8,593	8,593
Less accumulated amortization	(4,066)	(4,066)

Definite Lived Intangible Assets
Developed Technology	79,299	66,118
Less accumulated amortization	(17,875)	(12,492)

Customer Base	15,314	15,314
Less accumulated amortization	(6,539)	(4,855)

Total Intangibles	$1,323,350	$241,078

Amortization expenses for each of the next five years are the following: 2002—$9.4 million, 2003—$9.6 million, 2004—$9.6 million, 2005—$9.6 million, and 2006—$8.6 million. Note that amortization on the face of the statements of operations includes additional amortization for unearned compensation. Unearned compensation is contained within the shareholders’ equity portion of the Condensed Consolidated Balance Sheets.

Note D—Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts).

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
	(Unaudited)
Numerator:
Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$3,552	$(3,281)	$(913)	$36,353

Denominator:
Denominator for basic earnings per share—weighted average common shares	136,398	105,691	122,015	105,493
Effect of dilutive securities:
Stock options	3,201	—	—	1,340
Warrants	1,059	—	—	2,020

Denominator for diluted earnings per share—adjusted weighted average common shares	140,658	105,691	122,015	108,853

Basic earnings (loss) per share	$0.03	$(0.03)	$(0.01)	$0.34

Diluted earnings (loss) per share	$0.03	$(0.03)	$(0.01)	$0.33

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of 3,363 and 3,377 dilutive securities is not included in the computation for the 40 weeks ended October 4, 2002, and the 13 weeks ended September 28, 2001, respectively, because to do so would be antidilutive.

Note E—Common Stock

During the 40 weeks ended October 4, 2002, the Company repurchased 957,500 shares of its Class A common stock at an approximate cost of $17.8 million under its stock repurchase program. During the 40 weeks ended October 4, 2002, the Company retired 1,230,500 shares of its Class A common stock which were formerly held as treasury stock. The total dollar value of the treasury stock retired during the 40 weeks ended October 4, 2002 was $26.1 million. As of October 4, 2002 and December 28, 2001, 225,000 and 498,000 shares at an approximate total cost of $3.6 million and $11.9 million, respectively, were held as treasury stock. The following table summarizes the treasury share activity enumerated above (in millions and at cost):

Treasury shares as of December 28, 2002	$11.9
Treasury shares repurchased during the 40 weeks ended October 4, 2002	17.8
Treasury shares retired during the 40 weeks ended October 4, 2002	(26.1)

Treasury shares as of October 4, 2002	$3.6

On May 14, 2002 the Company issued 29,587,331 shares of its Class A common stock in exchange for all outstanding shares of Elantec common stock (see Note G).

During the 40 weeks ended October 4, 2002, Sterling Holding Company, LLC. (“Sterling”) converted 8,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. At October 4, 2002, Sterling held 100% of the outstanding Intersil Class B common stock.

Note F—Available-for-Sale Securities and Loss on Investments

Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheets. They are recorded at fair value, which is determined based on quoted market prices. Due to changes in the market prices, an unrealized holding loss in the amount of $4.7 million (net of tax benefit of $2.5 million) has been charged to other comprehensive loss for the 14 weeks ended October 4, 2002.

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

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note G—Merger with Elantec

On May 14, 2002, following receipt of approval of the shareholders of Intersil and Elantec, Intersil consummated the merger with Elantec by using Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. Elantec designed, manufactured and marketed high performance analog solutions to manufacturers in the markets for video, optical storage, communications and power management products. Intersil entered into this merger to expand into additional high growth analog markets. Intersil and Elantec also shared a significant number of customers and had complementary product portfolios. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Condensed Consolidated Financial Statements since the merger date. Consideration for the merger with Elantec consisted of cash, common stock and options to purchase common stock.

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

As a result of the merger, the Company incurred transaction related fees of $20.9 million. The Company also incurred costs of $7.1 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note H). Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income. The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	20.9
Exit costs incurred	7.1
Unearned compensation	(34.3)

Total purchase price	$1,364.9

An independent valuation specialist performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets were identified and valued. The residual purchase price of $1,076.2 million has been recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or FAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under FAS 142. The purchase price allocation, which is subject to change based on actual costs incurred, is as follows (in millions):

Tangible current assets	$232.1
Tangible long-term assets	19.2
Tangible liabilities	(24.1)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,076.2
Deferred tax liability	(4.7)

Total purchase price	$1,364.9

The appraisal of the acquired Elantec business included $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years.

The following unaudited pro forma consolidated results of operations are presented as if the Elantec merger occurred on December 30, 2000 and December 29, 2001, respectively, (in millions, except per share data):

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
Product sales	$191.3	$134.1	$511.5	$431.3
Net income (loss) before extraordinary item	$5.6	$(15.5)	$(4.5)	$(29.0)
Net income (loss)	$5.6	$(15.5)	$(4.5)	$(41.2)
Net income (loss) per basic share	$0.04	$(0.11)	$(0.03)	$(0.30)

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles. Included in the pro forma results above are certain non-recurring events. These events include the write-off of in-process research and development costs ($53.8 million), which is included in the 40 weeks ended October 4, 2002 and the 39 weeks ended September 28, 2001. Included in the 40 weeks ended October 4, 2002 are the impairment of long-lived assets ($6.2 million) and restructuring costs ($7.7 million). One time costs during the 39 weeks ended September 28, 2001 include the impairment of long-lived assets ($7.6 million), the impairment of marketable securities ($8.2 million), restructuring costs ($53.6 million) and a gain from the sale of certain operations ($168.4 million). Included in the 13 weeks ended September 28, 2001 was a restructuring charge ($15.9 million). There were no material non-recurring events in the 14 weeks ended October 4, 2002. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note H—Restructuring Costs Related to the Exit of Elantec’s Activities

Included in the purchase price of the Elantec merger (see Note G) are $7.1 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” or EITF 95-3, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 108 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of October 4, 2002 approximately 20% of the affected employees had been terminated. The remaining employees will be terminated over the next six months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. During calendar year 2003, the Company estimates the cost savings of the restructuring plan to be approximately $15 to $18 million. A summary of the restructuring costs and the remaining accrual follows:

	Additions	Utilization	Balance October 4, 2002
	(in millions)
Employee termination costs	$3.6	$(0.8)	$2.8
Milpitas plant closure costs	2.4	(0.2)	2.2
Sales office closure costs	1.1	(0.1)	1.0

Total restructuring costs	$7.1	$(1.1)	$6.0

Note I—Sale of Certain Operations

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

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note J—Restructuring and Other Non-Recurring Charges

As part of the merger with Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation therein. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate sales office operations of the Company that existed prior to the merger. As a result of the restructuring, the Company recorded a charge of $5.3 million ($3.4 million after tax) during the 13 weeks ended June 28, 2002.

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

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance December 28, 2001	Additions	Utilizations	Balance October 4, 2002
	(in millions)
Employee termination costs
Findlay plant closure	$13.6	$—	$(4.2)	$9.4
Sales force reduction	—	3.5	(2.1)	1.4

	13.6	3.5	(6.3)	10.8
Other exit costs
Findlay facility decommission costs	4.1	—	(1.9)	2.2
SiCOM asset removal and related costs	—	0.6	—	0.6
SiCOM contract cancellation costs	0.2	—	(0.2)	—
Sales channel consolidation costs	—	1.2	(0.4)	0.8

	4.3	1.8	(2.5)	3.6

Total restructuring costs	$17.9	$5.3	$(8.8)	$14.4

Employee Termination Costs

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of October 4, 2002, approximately 63% of the affected employees had been terminated. The remaining employees will be terminated over the next six months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of October 4, 2002, approximately 90% of the affected employees had been terminated; the sale of the Findlay, Ohio manufacturing operation was completed late in September 2002 and the remaining employees will be terminated over the next three months.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the 13 weeks ended March 30, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. The Company recorded an additional impairment of these assets in the 13 weeks ended June 28, 2002 (Note K). The sale of land and equipment of the Findlay operation was completed during the 40 weeks ended October 4, 2002.

Other exit costs arising out of the merger with Elantec include costs to be incurred while consolidating sales channels. These costs are comprised of lease termination charges relating to the closure of various sales offices as well as liabilities assumed in connection with the termination of certain sales representative relationships.

Note K—Impairment of Long-Lived Assets

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

Note L—Income Tax

The tax provision for the 14 weeks and 40 weeks ended October 4, 2002 differs from the tax provision for the 13 weeks and 39 weeks ended September 28, 2001 due to the gain generated from the sale of the Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001 as well as the write-off of in-process research and development in calendar year 2002. Finally, the adoption of FAS 142 impacted the effective tax rate as the Company no longer amortizes goodwill and indefinite lived intangible assets.

Note M—Changes to Significant Accounting Policies

Effective March 30, 2002 the Company began to recognize revenue to North American distributors on a sell-through basis. As such, the Company now recognizes sales to North American distributors upon shipment to the end customer. Formerly, the Company recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the integration with Elantec, changes in the distributor mix and changes in market pricing affect the estimability of customer acceptance. The impact of this change resulted in a reduction in income before taxes and extraordinary item, net income, and diluted earnings per share of $10.1 million, $6.6 million and $0.05 (based on the shares outstanding at June 28, 2002 or the quarter of adoption), respectively. This change did not have a material impact on results for the 14 weeks ended October 4, 2002. Deferred margin on North American distributor sales at October 4, 2002 was $11.1 million.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors as of October 4, 2002 that will be adjusted in the future cannot be known with certainty as of the date hereof, the Company relies on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe whereby the distributors can periodically exchange a percentage of older inventories with newer products. Actual price protection and stock rotation changes have historically been within management’s expectations.

Distributor reserves for international distributors were $2.7 million at October 4, 2002. The Company also carried an allowance of $1.5 million as of October 4, 2002 for inventory held by a distributor whose relationship with the Company was terminated as a result of the merger with Elantec. The distributor reserves are contained within the sales reserve line item on the balance sheet along with amounts accrued for certain sales rebate programs offered by the Company.

Note N—Stock Options

On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (the “Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of Intersil Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 17.5 million shares by the shareholders at the Annual Meeting of Shareholders held May 15, 2001.

The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date of the stock option grant only if the current market price of the underlying stock exceeds the exercise price. The following table reconciles net income (loss) as previously reported to the net income (loss) that would have been reported had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” or FAS 123:

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
	(in millions, except per share information)
Net income (loss), as reported	$3.5	$(3.3)	$(0.9)	$36.4
FAS 123 impact	$(3.5)	$(1.2)	$(9.0)	$(1.9)
Net income (loss)	$(0.0)	$(4.5)	$(9.9)	$34.5
Basic income (loss) per share	$(0.00)	$(0.04)	$(0.08)	$0.33
Diluted income (loss) per share	$(0.00)	$(0.04)	$(0.08)	$0.32

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the current period grants:

October 4, 2002
Expected volatility	.832
Dividend yield	—
Risk-free interest rate	4.80%
Expected life, in years	7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read in connection with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the Notes contained therein. The information contained within this Quarterly Report on Form 10-Q is not a complete description of our business or the risks and uncertainties associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2001 and Current Reports on Form 8-K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

This Quarterly Report contains statements relating to expected future results and business trends of the Company that are founded upon our current estimates, expectations, and projections about our industry, and upon management’s viewpoints, and certain assumptions we have made, that are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company’s and its customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to transfer production locations; and the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We provide system level solutions for the high performance analog and wireless networking markets. We focus on four fast growing markets: power management, optical storage (CD and DVD recordable), flat panel displays and wireless networking. We bring added customer value by providing silicon, software and reference design solutions to new products that enhance the computing experience.

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Discrete Power product group, which we sold to Fairchild in March 2001:

	Calendar Year 2000	Calendar Year 2001				Calendar Year 2002
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Power Management	$35.7	$35.7	$31.5	$40.5	$44.8	$43.0	$40.3	$46.9
Elantec	—	—	—	—	—	—	13.1	25.0
Standard Analog	55.1	43.7	42.3	31.6	30.1	30.0	23.4	33.9
Wireless Networking	59.8	36.0	32.5	29.6	37.6	49.0	58.1	74.7
Automotive	14.1	12.4	12.0	11.7	9.1	12.1	9.4	10.8

Total Intersil	$164.7	$127.8	$118.3	$113.4	$121.6	$134.1	$144.3	$191.3

We report revenue for five product groups: Power Management, Elantec, Standard Analog, Wireless Networking and Automotive. Our Power Management products are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. Elantec focuses on optical storage (CD and DVD recordable) and the LCD flat panel display markets. The Standard Analog portfolio includes switches, MUXes and interface devices for computing, communications, test and instrumentation, medical, industrial and other applications. Wireless Networking products are used for Wireless LAN (WLAN) including a variety of 802.11 standards. Lastly, we currently sell analog products for the automotive industry. With the sale of our Findlay facility in September 2002, we have discontinued the production of automotive products and are involved in last-time sales with customers.

During the first three quarters of 2001, the semiconductor industry experienced a downturn in demand. Since that time, the industry has stabilized, but has yet to see a meaningful recovery. Despite a weak industry, the wireless networking market has grown significantly since the third quarter of 2001. Additionally, we continue to gain market share in desktop and notebook power regulators. As a result, the Company has been able to grow revenue in every quarter since the third quarter of 2001.

Due to the addition of Elantec, the second quarter of calendar year 2002 includes some changes which inhibit the comparability to previous quarters. The change in our revenue recognition for sales to North American distributors (see Note M) reduced the revenues of Power Management, Standard Analog and Wireless Networking in the second quarter of 2002 by $3.4 million, $10.1 million and $1.2 million, respectively.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	14 Weeks Ended October 4, 2002	13 Weeks Ended September 28, 2001	40 Weeks Ended October 4, 2002	39 Weeks Ended September 28, 2001
Revenue
Power Management	24.5%	35.7%	27.7%	30.0%
Elantec	13.1	—	8.1	—
Standard Analog	17.7	27.9	18.6	32.7
Wireless Networking	39.0	26.1	38.7	27.3
Automotive	5.7	10.3	6.9	10.0

Total	100.0	100.0	100.0	100.0
Costs and expenses
Cost of product sales	46.0	49.2	46.8	55.7
Research and development	19.4	22.4	20.5	22.4
Selling, general and administrative	16.2	18.9	17.7	19.8
Amortization of purchased intangibles and unearned stock based compensation	4.8	10.0	3.7	9.3
Impairment of long-lived assets	—	—	1.3	2.1
Restructuring	—	—	1.1	9.0
Write-off of in-process research and development	—	—	11.5	—

Operating income (loss)	13.6	(0.4)	(2.6)	(18.4)
Loss on investments	—	—	0.4	2.3
Interest expense	0.1	0.3	0.2	0.6
Interest income	(1.5)	(4.8)	(1.9)	(4.7)

Income (loss) before sale of certain assets, income taxes and extraordinary item	15.0	4.1	(1.2)	(16.6)
Operating results of certain operations disposed of during 2001	—	—	—	(0.8)
Gain on sale of certain operations	—	—	—	46.9

Income (loss) before income taxes and extraordinary item	15.0	4.1	(1.2)	29.5
Income taxes (benefit)	13.2	7.0	(1.0)	16.0

Income (loss) before extraordinary item	1.9	(2.9)	(0.2)	13.5
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	—	—	(3.4)

Net income (loss) to common shareholders	1.9%	(2.9)%	(0.2)%	10.1%

Note:  Amounts may not add due to rounding.

Revenue

The third quarter of 2002 contained a 14-week period. This is required approximately every five to six years in order to more closely align the end of the fiscal year with the calendar year end. This does not have a material impact on the comparability of financial results from quarter to quarter.

Revenue for the three months ended October 4, 2002 increased 68.7% to $191.3 million from $113.4 million during the three months ended September 28, 2001. Revenue also increased 30.7% from $359.5 million to $469.8 million during the nine months ended September 28, 2001 and October 4, 2002, respectively. The increase resulted primarily from the continued growth in demand for our wireless networking PRISM WLAN solutions as well as market share gains by our Power Management products during 2002. Also, the addition of Elantec contributed $25.0 million in revenue during the third quarter of 2002 and $38.1 million for the 40 weeks ended October 4, 2002.

Geographically, 26.5%, 62.4% and 11.1% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the three months ended October 4, 2002 compared to 31.8%, 52.6% and 15.6% during the three months ended September 28, 2001. For the nine months ended October 4, 2002, 23.7%, 62.4% and 13.9% of product sales were derived in North America, Asia/Pacific and Europe, respectively, compared to 35.0%, 44.4% and 20.6% during the nine months ended September 28, 2001. We changed our revenue recognition for sales to North American distributors and as a result, the percentage of sales attributable to North American customers decreased in the second quarter of 2002. We continue to see a shift in demand towards the Asia/Pacific region for our products.

Gross Margin

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. As a percentage of sales, gross margin was 54.0% during the three months ended October 4, 2002, compared to 50.8% during the three months ended September 28, 2001. This growth was due to cost reductions for raw materials, improved productivity in our Palm Bay fab, and an increase in sales of our higher margin products. Gross margins, as a percentage of sales, also increased to 53.2% from 44.3% for the nine months ended October 4, 2002 and September 28, 2001, respectively. This increase resulted from three main factors. First, we experienced the cost reductions, productivity gains, and sales mix changes enumerated above. Second, we recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions. Third, we recorded a charge of $3.2 million in the quarter ended June 28, 2002 to reserve for the eventual return of inventory from a distributor terminated as a result of the merger with Elantec.

The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. However, we expect to realize productivity gains and material cost reductions that will substantially offset the decline in average selling prices and therefore do not anticipate a significant adverse effect on our financial condition.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 46.0% to $37.1 million during the three months ended October 4, 2002 from $25.4 million during the three months ended September 28, 2001 and 19.3% to $96.1 million during the nine months ended October 4, 2002 from $80.6 million during the nine months ended September 28, 2001. The acquisition of Elantec was the primary driver for the increase in R&D spending. We also continue to invest in Power Management and WLAN technologies. As a percentage of sales, R&D expenses decreased to 19.4% for the three months ended October 4, 2002 from 22.4% for the three months ended September 28, 2001 and to 20.5% for the nine months ended October 4, 2002 from 22.4% for the nine months ended September 28, 2001 due to an increase in revenue. As a percentage of sales, we expect R&D expenses to be between 18% and 19% for the remainder of 2002.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses, increased 44.6% to $30.9 million during the three months ended October 28, 2002 from $21.4 million during the three months ended September 28, 2001 and increased 16.5% to $83.0 million during the nine months ended October 4, 2002 from

$71.2 million during the nine months ended September 28, 2001. The increase is due primarily to the addition of Elantec. However, as a percentage of sales, SG&A costs decreased to 16.2% for the three months ended October 4, 2002 from 18.9% for the three months ended September 28, 2001 and also decreased to 17.7% for the nine months ended October 4, 2002 from 19.8% for the nine months ended September 28, 2001 as a result of increased sales. We are progressing on the integration of the Elantec acquisition and expect to see significant savings from synergies in 2003. As a percentage of sales, we expect SG&A expenses to be between 15% and 17% for the fourth quarter of 2002.

Amortization

Amortization of intangible assets decreased to $9.2 million and $17.3 million during the three months and nine months ended October 4, 2002 from $11.3 million and $33.6 million during the three months and nine months ended September 28, 2001, respectively. The decrease was the result of the adoption of FAS 142, which disallows the amortization of goodwill and indefinite lived assets. This decrease was partially offset by the additional amortization of unearned compensation resulting from the Elantec merger. Definite lived assets are being amortized over their useful lives ranging from seven to 11 years. We expect amortization to be $7.3 million in the fourth quarter of 2002 and $6.4 million in the first quarter of calendar year 2003.

Currently, FAS 142 requires testing goodwill for impairment at least annually while checking for impairment indicators quarterly. We will be performing our goodwill valuation analysis in the fourth quarter of calendar year 2002. Depending on the future market demand for our products, among other factors, we could experience an impairment on this balance although no such indicators presently exist.

Restructuring and Other Charges

As part of the merger with Elantec, we accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate processes and locations. As a result of the restructuring we recorded a charge of $5.3 million ($3.4 million after tax) during the three months ended June 28, 2002. The plans included the exit of various sales offices and the termination of redundant distribution channels worldwide.

In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve ongoing operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) during the three months ended March 30, 2001. Benefits from these restructurings are being realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges is included in Note J.

Employee Termination Costs

As a result of the acquisition of Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of October 4, 2002, approximately 63% of the affected employees had been terminated. The remaining employees will be terminated over the next six months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of October 4, 2002, approximately 90% of the affected employees had been terminated; the sale of the Findlay, Ohio manufacturing operation was completed late in September 2002 and the remaining employees will be terminated over the next three months.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. In the three months ended March 30, 2001, we wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring. The integration of Elantec resulted in the termination of several lease commitments as well as obligations with external sales representatives.

Impairment of Long-Lived Assets

In connection with the closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the three months ended March 30, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. During the three months ended June 28, 2002, we recorded an additional impairment of $3.6 million ($2.3 million net of tax) on these assets as determined by the contractual sales price. The sale of the operation was completed during the three months ended October 4, 2002.

Gain (Loss) on Investments

During the three months ended June 28, 2002, we recorded an impairment charge of $3.0 million ($2.0 million after tax) related to an investment contained within the other long-term asset section of the balance sheets. As we hold less than a controlling ownership in the investee and the shares are not readily traded on a major stock exchange, this investment was held at cost. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

Also, during the three months ended June 28, 2002, we recorded a gain of $1.3 million ($0.8 million after tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over the carrying value.

Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices. During the three months ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to our investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value. As of October 4, 2002, we carried an unrealized loss on the investment of $5.2 million, before taxes. This loss is currently deemed temporary given the high volatility of the stock. We will continue to monitor the stock price and should the market value remain significantly below our carrying value, we may take an additional impairment if we deem the decline to be other than temporary.

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

In-Process Research and Development

In connection with the merger with Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the three months ended June 28, 2002.

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

These estimates, which were developed by an independent third party, are subject to change given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet either technological or commercial success.

Interest Income/Expense

Interest income decreased to $3.0 million and $9.0 million for the three months and nine months ended October 4, 2002, respectively, from $5.4 million and $16.9 million for the three months and nine monthss ended

September 28, 2001. The decrease was due to a decrease in short-term interest rates during calendar year 2001. Interest expense also decreased to $0.2 million and $0.8 million for the three months and nine months ended October 4, 2002, respectively, from $0.3 million and $2.0 million for the three months and nine months ended September 28, 2001. The decrease for the nine month period was due to the elimination of our long-term debt during the first quarter of calendar year 2001.

Tax Expense

The tax provisions for the three months and nine months ended October 4, 2002 differ from the tax provision for the three months and nine months ended September 28, 2001 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of calendar year 2001 as well as the write-off of in-process R&D in calendar year 2002. We expect our effective tax rate to be approximately 75% to 90% for calendar year 2002 due to one-time nondeductible items expensed in the three months ended June 28, 2002.

Extraordinary Item

During the three months ended March 30, 2001, we tendered all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These payments included certain premiums and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the writeoff of deferred financing fees and premiums paid on repurchase.

Backlog

We had backlog at October 4, 2002 of $159.0 million compared to $120.8 million at December 28, 2001.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of October 4, 2002 our total shareholders’ equity was $2,201.2 million.

Net cash provided by operating activities for the nine months ended October 4, 2002 was $59.7 million. Net cash used in investing activities for the nine months ended October 4, 2002 was $92.0 million. These expenditures were primarily related to the acquisition of Elantec and purchases of manufacturing equipment. We have also used $34.9 million during the nine months ended October 4, 2002 to invest in short-term securities to improve yields. Net cash used by financing activities for the nine months ended October 4, 2002 was $9.5 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. Our cash, cash equivalents and short-term investments balance at October 4, 2002 was $596.8 million.

We have a treasury stock repurchase program which authorizes us to repurchase up to $50.0 million in our common stock, of which $29.7 million had been spent as of October 4, 2002. The program was set to expire on September 26, 2002, but via a vote of the Board of Directors it has been extended through December of 2003.

During the three months ended October 4, 2002, we reduced our $25 million Revolving Credit Facility to $0.9 million. We made this reduction due to our substantial cash balance and estimated positive cash flows in the future. This facility contains financial covenants and restrictions including restrictions on our ability to pay cash dividends or to effect mergers or acquisitions, incur certain indebtedness or to make certain investments without the bank’s prior approval. We are currently in compliance with such financial covenants and restrictions. We expect to fully cancel this facility in the fourth quarter of 2002.

As of October 4, 2002, we maintained $3.4 million in standby letters of credit with various financial institutions due to the requests of certain key customers and vendors. As with our Revolving Credit Facility, these letters of credit remain unused.

We have separately classified on the face of the balance sheet our short term investments, which consist of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified prior period balance sheet and cash flow information to conform with the current classification.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $87.6 million at October 4, 2002 compared to $55.2 million at December 28, 2001. Inventories increased to $96.7 million at October 4, 2002 from $67.9 million at December 28, 2001. The increases were due to assets acquired from Elantec and our increased sales.

Capital Expenditures

Capital expenditures for the three months and nine months ended October 4, 2002 were $16.9 million and $40.1 million, respectively, compared to $11.4 million and $30.5 million for the three months and nine months ended September 28, 2001, respectively. During the three months ended October 4, 2002, we received $1.4 million from the sale of our Findlay operation. The increase is due to the expansion of our fab facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities as well as general capacity improvement. Approximately, 10% of our spending related to Findlay related processes.

Related Party Transactions

We hold two receivable balances within other assets in our balance sheet resulting from loans made to two of our employees that are not the CFO or CEO. The loans, which total $1.0 million, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each officers’ real property. Each loan earns interest in excess of the Prime Rate.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of,” and certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We adopted FAS 144 on December 29, 2001, and the adoption did not have a significant impact on our financial position and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. We are required to adopt the provisions of SFAS 145 effective January 4, 2003. We do not expect the adoption of SFAS 145 to have a significant impact on our financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At October 4, 2002 we had open foreign exchange contracts with a notional amount of $16.1 million, which were to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for the three months ended October 4, 2002 were $0.3 million and net losses for the nine months ended October 4, 2002 were $0.5 million. During the three months and nine months ended October 4, 2002 we purchased and sold $40.1 million and $80.6 million, respectively, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at October 4, 2002.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at October 4, 2002, would have an impact of approximately $1.7 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Harris Corporation v. Giesting & Associates, Inc.

As reported in our quarterly report on Form 10-Q for the second quarter of 2002, reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. Both parties appealed various aspects of the judgment and oral arguments were held on February 27, 2002 in the U.S. Court of Appeals for the Eleventh Circuit. On July 17, 2002, the Court of Appeals issued a decision rejecting Giesting’s appeal in its entirety. The Court of Appeals also vacated portions of the judgment for Giesting, remanding the case with orders to reduce the judgment by at least $417,664. Further proceedings are expected in the trial court to determine how much further the judgment for Giesting should be reduced.

Harris Corporation v. Ericsson, Inc. and Telefonaktiebolaget LM Ericsson

As reported in our quarterly report on Form 10-Q for the second quarter of 2002, on November 23, 1998, Harris filed suit against Ericsson, Inc. and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter-sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris was $4.1 million, and the amount against us was $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris and Intersil’s post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and Intersil cross-appealed on September 4, 2002 to preserve our rights in the event that the Federal Circuit considers reinstatement of any part of the jury verdict.

Class Action Securities Lawsuits

As reported in our quarterly report on Form 10-Q for the second quarter of 2002, we and certain of our current officers and directors (“individual defendants”) as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the U.S. District Court for the Southern District of New York. The complaints alleged violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil stock in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes before Judge Scheindlin. In December 2001, plaintiffs filed amended complaints that added certain officers as defendants and changed the nature of their causes of action. Plaintiffs dropped their claims of securities fraud against Intersil and the individual defendants, while adding claims under one or more sections of the Securities Act of 1933 against Intersil and the individual defendants arising from the alleged misrepresentations or omissions described above with regard to both Intersil’s initial, and second, public offerings. In April 2002 plaintiffs filed a consolidated amended complaint against Intersil and certain of its officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for Intersil improperly touted the value of the shares of Intersil during the relevant class period as part of the purported scheme to artificially inflate the value of Intersil shares. Intersil and the other defendants have filed motions to dismiss plaintiff’s complaints, which motions are pending before the court. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our underwriting agreements, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the individual defendants, made claims under relevant provisions of our directors’ and officers’ liability insurance policies. We cannot ensure that we will be able to recover from the underwriters or that the policy claims will be paid by the insurers. In early October 2002, the judge signed stipulations of dismal without prejudice for the individual defendants (Messrs. Williams, Heneghan, Sims, Morcom, and Ciaccia).

Proxim, Inc. v. Intersil Corporation, et. al.

As reported in our quarterly report on Form 10-Q for the second quarter of 2002, on or about March 9, 2001, Proxim filed suit against us and Cisco in the United States District Court for the District of Massachusetts. Proxim is alleging that we and Cisco have infringed three United States Patents—5,077,753, 5,809,060, and 6,075,812—by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate our PRISM (r) chip sets. We are defending Cisco against the infringement claims. Also in March 2001, Proxim initiated actions for patent infringement of these same three patents against other companies in the United States District Court for the District of Delaware and the United States International Trade Commission, or ITC. Proxim’s claims focus in part on our products, and some of the companies involved in these proceedings are direct purchasers of our products and have sought indemnification from us. We have agreed to defend one or more of these companies, and have joined the proceedings before the ITC as a party so that we can do so. The ITC action remains stayed pending the outcome of a disqualification proceeding against Proxim. A trial at the ITC is expected to take place in 2003. The District Courts of Massachusetts and Delaware have stayed Proxim’s cases in those courts pending completion of the ITC proceedings. We are partially indemnified by Harris for the claims made by Proxim. We believe the claims against us and our customers are without merit and we are vigorously defending against Proxim’s claims and pursuing our and our customer’s claims against Proxim. It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Agere Systems, Inc. v. Intersil Corporation

On October 17, 2002, Agere Systems, Inc. (“Agere”) filed suit against Intersil in the United States District Court for the District of Delaware. Agere is alleging that Intersil has infringed six U.S. patents: 5,128,960; 5,420,599; 5,862,182; 6,067,291; 6,404,732 B1; and 6,452,958 B1, by making, using, selling, offering to sell, and/or importing products that infringe these patents. We believe the claims against Intersil are without merit and Intersil intends to vigorously defend against Agere’s claims and pursue its claims against Agere. On October 30, 2002, Intersil filed a suit against Agere in the United States District Court for the District of Philadelphia alleging that Agere misappropriated Intersil’s fundamental Choice Medium Access Control (CMAC) Wireless Local Area

Network (WLAN) technology. Intersil’s action seeks both an immediate and permanent injunction to prevent Agere, either alone or in cooperation with others, from developing, making, and/or selling MAC chips that use Intersil’s CMAC technology. Additionally, in the Delaware suit brought by Agere, on November 6, 2002, Intersil filed counterclaims against Agere alleging that Agere has infringed Intersil patents pertaining to semiconductor manufacturing and WLAN. Intersil is seeking to collect damages from past infringement and to enjoin Agere from continuing to use Intersil’s patented manufacturing techniques. It is our belief that the above litigation will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

See the Exhibit Index following the Certifications below.

b)  REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the fiscal quarter ending October 4, 2002:

August 13, 2002: Item 9. Regulation FD Disclosure. Certifications of the Quarterly Report on Form 10-Q by the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002. This report did not contain any financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date:  November 12, 2002

CERTIFICATIONS

I, Richard M. Beyer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Intersil Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD M. BEYER
Richard M. Beyer Chief Executive Officer

Date:  November 12, 2002

I, Daniel J. Heneghan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Intersil Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date:  November 12, 2002

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated March 10, 2002, by and among Intersil Corporation (“Intersil”), Echo Acquisition, Inc. and Elantec Semiconductor, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by Intersil on March 12, 2002).