Form 10-K
period 2003-01-03
INTERSIL CORP/DE
filed 2003-03-26
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29617

INTERSIL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	59-3590018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Trade Zone Boulevard

Milpitas, California 95035

(408) 945-1323

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Title of class

Class A Common Stock par value $.01 per share

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes ☒    No ☐

The approximate aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and ask price of the common equity as of June 28, 2002 was $2,753,297,799.

The number of shares outstanding of the registrant’s Class A and Class B Common Stock as of March 24, 2003 was 131,165,548 and 5,286,719, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2003 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

INTERSIL CORPORATION

FORM 10-K

January 3, 2003

PART I

Item 1.    Business

General

We are a global designer and manufacturer of high performance analog, integrated circuits and wireless networking solutions. Our portfolio addresses four growing markets in the industry – power management, optical storage (CD and DVD recordable), flat panel displays and wireless networking. We bring added customer value in wireless networking by providing complete silicon, software and reference design solutions to new products that enhance the computing experience.

Our Business Strategy

Our business strategy emphasizes the following key elements:

—	Focus on High Growth Markets. We focus our investments on markets with the potential for high growth. We believe that demand for optical storage, flat panel displays, power management and wireless networking will be higher than the overall semiconductor industry.

—	Maintain Technology Leadership. We have over 650 employees working on innovative solutions for analog and wireless architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,300 patents.

—	Provide Systems Level Solutions to Our Customers. We design and develop our semiconductors with a systems level approach that we believe enhances the value of our products as they are designed into and incorporated in our customers’ electronic systems. This approach yields early integration of our products into our customers’ products, provides opportunities for current design wins, and ultimately increases revenue as our solutions are incorporated within a targeted end application.

—	Partner with Industry Leaders. We partner with industry leaders in each of our target end-user markets to take our strong engineering and design capabilities to commercial levels. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

—	Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support for our global comprehensive customer service efforts.

History

We were formed on August 13, 1999 through a series of transactions, in which we and our wholly owned subsidiary, Intersil Communications, Inc., or Intersil Communications, acquired the semiconductor business of Harris Corporation, or Harris. On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation, or Fairchild, for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. On May 14, 2002, we consummated the merger with Elantec Semiconductor, Inc. or Elantec.

Products and Technology

Our products are organized into five principal product groups: Power Management, Elantec, Standard Analog, Wireless Networking and Automotive. We discontinued our Automotive product group during 2002 and therefore we do not expect to recognize significant revenue from this product group in the future.

	Power Management	Elantec	Standard Analog	Wireless Networking	Automotive
2002 Non-GAAP Revenue (in millions)	$186.3	$105.5	$127.8	$239.0	$47.6
Percentage of Total Non-GAAP Revenue	26.4%	14.9%	18.1%	33.8%	6.8%
Key Customers	Asustek	Philips	Siemens	Cisco	Siemens
	Microstar	NEC	Spoerle	IBM	Bosch
	Cisco	Lucent	BAE Systems	Linksys	Visteon
	Dell	Samsung	Acuson	Netgear	Delphi
	IBM	Sony	LG	Intel
	Intel	Toshiba		Nokia

To improve the comparability of the product group results above, the Elantec Non-GAAP revenue amounts above include 19 weeks of revenue totaling $41.6 million, which was earned in fiscal year 2002 prior to our merger. Additionally, the affect of our change in revenue recognition policy ($14.9 million) for sales to North American distributors is not reflected in the amounts above.

Power Management

Our Power Management product group represented 26.4% of our fiscal year 2002 Non-GAAP revenue. We have a portfolio of analog, mixed-signal integrated circuits (ICs) optimized for power management applications in computing, datacom or networking, wireless data and voice communications infrastructure applications.

Our power management solutions for computing applications are designed into desktop computers, notebook computers, file servers, workstations and a variety of handheld computing devices such as personal digital assistants (PDAs). We have also developed new power management ICs for cable and DSL modems, set-top boxes, 48 volt telecom servers and 24x7 server networks supporting e-commerce on the Internet. Our highly successful Endura™ family of power management ICs is used in about half of all personal computers that utilize Pentium™ 4 and Athlon™ microprocessors. To date we have shipped over 500 million Endura ICs into computing applications.

We also offer a family of ICs used to power graphics processors and double data rate (DDR) memory as well as advanced configuration power interface (ACPI) solutions for “instant on” and “sleep mode” capability used to save energy in personal computers. In addition, we have invested in Primarion, Inc., a privately-held IC design company, to develop next-generation, digitally-controlled multiphase power management solutions for high-end computing applications such as blade servers. These high-current applications with thermal limitations require a new power management approach.

Elantec

Our Elantec product group comprised 14.9% of our fiscal year 2002 Non-GAAP revenue, which for presentation purposes includes four months of revenue earned prior to the merger. We design and manufacture our Elantec products for three high growth commercial markets that we believe are increasingly demanding high performance and low power consumption analog solutions: video displays, optical storage, and communications. In each of our target markets, we offer a suite of standard products and application specific standard products (“ASSPs”) that are designed to provide effective solutions for electronic systems designers by addressing a number of common component requirements. Our standard products are used in more than one of these markets, while each ASSP is used in only one specific market.

Video displays are being incorporated into an increasing number of electronic devices. This trend has increased demand for high-speed amplifiers and specialty analog circuits for the processing and display of video signals. In addition, the use of TFT-LCD flat panel display technology in desktop monitors, notebooks and other consumer applications continues to grow. Optical storage, in the form of CD-ROM, has become the medium of choice for software and music. More recently, optical recordable devices, such as, CD read/write, and DVD read/write, are being adopted in the marketplace. The use of writeable optical drives in personal computers and consumer equipment is driving growth in the demand for laser diode drivers. In the communications market, we supply transceivers, line drivers, and high-speed amplifiers for ADSL, HDSL, and VDSL for increasing the data transmission rate over conventional telephone lines.

Standard Analog

Intersil is a leader in standard building block ICs for the communications signal chain and the industrial, instrumentation and handheld equipment markets. This group of products represented 18.1% of our total 2002 Non-GAAP revenue. Our broad families of interface protocol, switches and multiplexers offer our customers a wide array of options in terms of temperature ranges, package styles, and voltage inputs. All of the interface products that we released in 2002 were targeted at handheld applications, where we have a competitive advantage in offering the world’s smallest RS-232 devices. Overall, our Standard Analog products typically have long life cycles once designed into our customers’ products.

Wireless Networking

Our Wireless Networking product group represented 33.8% of our fiscal year 2002 Non-GAAP revenue. We are the leading developer of semiconductor solutions for the growing wireless LAN market, focusing our product development around the widely adopted IEEE 802.11 global standards. Since the great majority of wireless networking and equipment manufacturers have or are deploying systems compliant to the 802.11 standards, we support both the standard and the Wi-Fi™ Alliance seal of approval.

Our PRISM® family of chip sets addresses the growing demand for wireless networking systems for use in both the home and business place . Such systems provide cost effective, wireless access to high data rate broadband communications networks. We have the most complete set of products in the market that span a wide range of technologies and platforms including reference designs, software and all ICs necessary for wireless data communications at data rates from 1 to 54 Mbps across the 2.4 and 5 Ghz bands. We support the main IEEE 802.11 b, a, and g standards with full system solutions as well as multiband and multimode solutions culminating in a full a/b/g worldband radio solution thus covering every major standard in one compact design. All PRISM® ICs represent design and manufacturing competence in RF, mixed-signal and digital technologies. The power amplifiers, radio frequency/intermediate frequency (RF/IF), up and down converters, and quadrature modulator/demodulators are designed and manufactured using various combinations of high-performance SiGe process technology, and Intersil’s own proprietary BiCMOS process. Baseband processors (BBPs), medium access controllers (MACs), and integrated BBPs/MACs are designed and manufactured using sub-micron CMOS process technologies.

Because we design all of the ICs in our wireless chip set and offer design aids such as reference designs and software, we believe this complete solution provides our customers with optimized and matched performance, value and fast time-to-market. We believe the PRISM® “turnkey” solution is a critical competitive advantage for us and translates into a competitive advantage for our customers, especially in emerging markets.

We have now shipped over 20 million 802.11b chipsets through three full generations of product—PRISM 2, PRISM 2.5, and now PRISM 3. PRISM 2 was the world’s first 11 Mbps radio and set new range and throughput standards, PRISM 2.5 led the way into embedded solutions with PCI and mini-PCI interfaces and combo modem/WLAN boards, and PRISM 3 is still leading in cost, power, and size in the .11b marketplace. This latest PRISM 3 generation of product has resulted in the lowest power solution on the market to service handheld and portable applications, the smallest form factors including the incredibly small SDIO and embeddable BGA module, all while leading the charge toward lowest total cost. A competitive total bill of materials coupled with the most reliable and highest performing 802.11b radio on the market have led to a product with the lowest total cost of ownership that continues to compete in all high volume applications. PRISM 3 consists of only three chips and has led the way using new zero IF technology to reduce total cost. This has made wireless LAN technology available to more cost sensitive applications like handheld computers, tablets, and other consumer electronics devices.

We plan to leverage our leading market position and proven high volume production experience to support new and emerging wireless LAN markets. Our Indigo™ 5 GHz wireless platform, supporting the IEEE 802.11a standard, became available in the third quarter of 2002 and is now in full production. We also launched PRISM GT, the world’s first 802.11g solution in the fourth quarter of 2002. PRISM Duette, the world’s highest performing full a/b/g solution, was launched in the fourth quarter of 2002. PRISM GT and PRISM Duette are both setting new performance levels in the industry and all at competitive pricing and with the same proven software and support found in previous PRISM products.

Automotive

In March 2001, we announced the closure of our Findlay, Ohio fabrication facility and the exit of our Automotive product line. In September 2002, the Findlay plant, which was the primary production location for our Automotive products line, was sold and all production related to operations ceased. Our Automotive product line contributed $47.6 million in Non-GAAP revenue during fiscal year 2002, however due to our exit of this business, we do not expect the product line to contribute material revenue in future periods.

Geographic Financial Summary

We operate exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. A summary of the operations by geographic area is summarized below (in thousands):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
United States
Net sales	$389,741	$303,242	$161,122	$167,289
Long-lived assets	333,668	485,357	343,559	1,426,115
International
Net sales	21,982	27,653	319,944	482,429
Long-lived assets	112,487	103,312	89,226	95,161

The 46 weeks in the year ended June 30, 2000 is a result of the sale of the semiconductor business from Harris. The 26 weeks in the stub year ended December 29, 2000 is the result of the change in our year end.

Export sales included in U.S. operations were $227.5 million for the 46 weeks ended June 30, 2000, $163.9 million for the 26 weeks ended December 29, 2000, and $3.7 million for the 52 weeks ended December 28, 2001. There were no export sales included in US operations in the 53 weeks ended January 3, 2003.

Sales, Marketing and Distribution

In fiscal year 2002, we derived about 62% of our sales from original equipment manufacturer, or OEM, customers and contract manufacturers. We derived 38% of our sales through distributors and value added resellers. Our sales organizations are supported by logistics organizations. Product orders flow to our fabrication facilities or to one of our foundries where the semiconductor die is made. Most of our semiconductors are assembled and tested through independent subcontractors. Products are then shipped to the customer either directly or indirectly via third party or internally-owned warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused, direct sales force selling products for each of our targeted product areas, combined with a network of distributors and manufacturers’ representatives. We have dedicated direct sales organizations operating in the Asia/Pacific, Americas and Europe regions that serve our major OEM customers and distributors. We have strategically located our sales offices near these major OEM customers. Our technical sales force is aligned by product group, assuring an application and product focus. We also maintain a dedicated marketing organization, which supports each product area.

Manufacturers’ representatives generally do not offer products that compete directly with our products, but may offer complementary items manufactured by others. Manufacturers’ representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right of return on some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. In 2002, due to changes resulting from the merger with Elantec and other factors, we changed our revenue recognition policy for sales to domestic distributors, in which we now recognize revenue from North American distributor sales on a sell through basis. Sales made to international distributors are still recognized when product is shipped.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $131.0 million, $106.1 million, $47.0 million and $60.3 million on internal research and development projects in the 53 weeks ended January 3, 2003, the 52 weeks ended December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000, respectively. In 2002, we announced over 100 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development efforts and selective investments and acquisitions. As of January 3, 2003, we had 659 employees engaged in research and development efforts.

We also engage in advanced research projects with universities including the University of California in San Diego and the University of Florida. Technology and research has also been extended through selective investments in privately held emerging companies. These investments include Primarion, which is focused on next generation digital power management, and Silicon Wave, which has expertise in combining low and high data rate wireless networking technology for increased functionality.

Manufacturing

We manufacture products using our own fabrication facilities as well as external foundry companies which produce products to our specifications. Our internal facilities are located in Palm Bay, Florida and Milpitas, California.

In March 2001, we announced the closing of our factory located in Findlay, Ohio. This activity was successfully completed, on schedule, in September 2002. Four production processes were transferred to our Palm Bay, Florida facility from this location. These processes have been successfully installed and are producing products at expected volume levels.

In July 2002 as part of the acquisition of Elantec, we announced the closing of our fabrication facility in Milpitas, California. This activity, as well as the transfer of our operational amplifier/DSL production process to our Palm Bay facility, is on schedule to be completed by July 2003.

We manufacture analog semiconductors in our company-owned facilities. Our Palm Bay, Florida facility features 6 inch, 0.6 micron processing capability utilizing an extensive set of manufacturing processes to fabricate our products including technologies such as: BiCMOS, Power BiCMOS, High Frequency Bipolar and CMOS. We outsource complex sub-micron CMOS, BiCMOS and Silicon Germanium manufacturing to Taiwan Semiconductor Manufacturing Company (TSMC), AMI Semiconductor, IBM and others. The table below sets forth certain information regarding our manufacturing facilities, products, wafer diameter and annual wafer capacity:

Location	Products/Functions	Wafer Diameter	Annual Capacity (6” Equiv. Wafers)
Palm Bay, Florida	Power Management ICs, Telecom SLICs, Standard Liner, Interface, RF ICs	4”, 6”	200,000
Milpitas, California	Operational Amplifiers/DSL	4”	8,000

Our manufacturing processes use many raw materials, including silicon wafers and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. Under a multi-year supply agreement with ChipPAC, Inc., or ChipPAC, their facilities are our primary provider of semiconductor assembly and test services. We augment ChipPAC’s capabilities by utilizing several other assembly and test service companies. We also have limited assembly and test capability in Palm Bay, Florida and Milpitas, California. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Although quantities actually purchased by customers may vary between booking and delivery to the extent customer needs or industry conditions change, our backlog has historically been a reliable indicator of our future revenues. Our backlog was $120.8 million at December 28, 2001 and $131.3 million at January 3, 2003. We expect to ship the backlog at January 3, 2003 within six months of that date.

Seasonality

A significant percentage of our products are sold into the computing market. The computing marketing generally experiences weak demand in the first fiscal quarter of each year.

Competition

We compete in our targeted markets on the basis of technical performance, product features, product system compatibility, customized design, price, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

The following chart sets forth our principal competitors within our continuing product groups:

Product Group	Principal Competitors
Power Management	Analog Devices, Linear Technology, Maxim, Semtech
Elantec	Analog Devices, Maxim, Linear Technology, National Semiconductor, Texas Instruments
Standard Analog	Analog Devices, Fairchild, Linear Technology, Maxim
Wireless Networking	Agere, Atheros, Broadcom, RFMD, Texas Instruments

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Among others, we consider Intersil, Elantec™, PRISM®, Endura™ and CommLink™ to be trademarks that are material to our operations.

Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,300 patents and have approximately 533 patents pending.

Employees

Our worldwide workforce consisted of 2,062 employees (full- and part-time) as of January 3, 2003. We believe that our relations with our employees are good.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities; the management and disposal of hazardous substances; and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $4.3 million, $2.6 million and $2.1 million in each of fiscal years 2000, 2001 and 2002, respectively.

The Harris Corporation facilities in Palm Bay, Florida, are listed on the National Priorities List, or NPL, for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Our adjacent facility is included in the listing since they were owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on our property for an unspecified period of time. Harris has indemnified us from any environmental liabilities associated with this contamination.

Our former facility in Kuala Lumpur, Malaysia, which we sold to ChipPAC in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified us from any environmental liabilities associated with this contamination.

Also, an industrial wastewater treatment plant at our former facility in Kuala Lumpur did not have sufficient hydraulic capacity to effectively treat the wastewater flows associated with the level of production at the time of the sale to ChipPAC. We have offered and are continuing to negotiate a cash settlement for upgrading the industrial wastewater treatment plant.

Our former facility in Mountaintop, Pennsylvania, which we sold to Fairchild Semiconductor in February 2001, has known groundwater and subsurface contamination from past operations, all of which occurred prior to our acquisition of those facilities from Harris. Some remediation has been conducted and additional remediation may be required. Also, the fluoride pretreatment plant for industrial wastewater, which was installed by Harris in 1995, is not operating to design specifications and this occasionally causes discharges to the local sanitary authority that exceed pretreatment standards. Harris has conducted pilot studies and prepared a preliminary design to address the system’s deficiencies and local discharge requirements.

Harris has agreed to indemnify us for the cost of addressing environmental conditions created prior to our ownership of these facilities. We agreed to a similar indemnity with ChipPAC regarding the Malaysia facility and with Fairchild Semiconductor regarding the Pennsylvania facility. Based on the historical costs of these projects and previous experience with other remediation activities, we do not believe that the future cleanup costs will be material.

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

Access of Public Information

The public can access information from our website (www.intersil.com). We routinely file reports, as required, with the SEC including but not limited to Form 10Q, Form 10K and Form 8K. The public may read and copy any materials filed by Intersil with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.    Properties

In the United States, we lease our corporate headquarters in Milpitas, California. Additional manufacturing, warehouse and office facilities are housed in about 846,000 square feet of owned facilities in Palm Bay, Florida.

We conduct engineering activity in our owned and leased facilities in Palm Bay, Florida; Milpitas, California; Durham, North Carolina (Research Triangle Park); Somerville, New Jersey; Irvine, California; Scottsdale, Arizona; San Antonio, Texas; Dallas, Texas; Seattle, Washington; and Bilthoven, The Netherlands.

We maintain regional sales offices in Milpitas, California; Irvine, California; Palm Bay, Florida; Framingham, Massachusetts; Dallas, Texas; San Jose, California; Carmel, Indiana; Phoenix, Arizona; Research Triangle Park, North Carolina; North Branch, New Jersey; Lausanne, Switzerland; Ismaning, Germany; Kempen, Germany; St. Aubin, France; Brussels, Belgium; Espoo, Finland; Danderyd, Sweden; Milan, Italy, Camberly, United Kingdom; Hong Kong, China; Shenzhen, China; Shanghai, China; Taipei, Taiwan; Singapore; Yokohama, Japan; and Seoul, South Korea. All of our offices are leased generally under short-term leases, except our offices in Palm Bay, Florida.

We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient production capacity to meet our anticipated needs for the foreseeable future.

Item 3.    Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. Reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. We continue to believe that Giesting’s claims are without merit. Both parties appealed various aspects of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. On July 17, 2002, the Court of Appeals issued a decision rejecting Giesting’s appeal in its entirety. The Court of Appeals also vacated portions of the judgment for Giesting, remanding the case with orders to reduce the judgment by at least $417,664. On November 13, 2002, the district court ordered the parties to file briefs setting forth their respective positions concerning how to proceed on remand. Briefing was completed on December 13, 2002, with Giesting maintaining that it is entitled to a reduced judgment in the amount of $462,366 plus post-judgment interest, and the Company maintaining that a new trial is necessary to calculate the amount by which Giesting’s damages should be reduced under the Court of Appeals’ July 17, 2002 decision. The district court has not yet issued a ruling on the parties’ remand submissions.

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

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, have been named as defendants in several putative securities class actions, the first of which was filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes before Judge Scheindlin. In December 2001, plaintiffs

‘filed amended complaints that added certain officers as defendants and changed the nature of their causes of action. Plaintiffs dropped their claims of securities fraud against Intersil and the individual defendants, while adding claims under one or more sections of the Securities Act of 1933 against Intersil and the individual defendants arising from the alleged misrepresentations or omissions described above with regard to both Intersil’s initial, and second, public offerings. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for Intersil improperly touted the value of the shares of Intersil during the relevant class period as part of the purported scheme to artificially inflate the value of Intersil shares. Intersil and the other defendants have filed motions to dismiss plaintiff’s complaints, which motions are pending before the court. We believe the claims against us are without merit and intend to vigorously defend them. Pursuant to our underwriting agreements, we have made claims for indemnity against our underwriters in connection with any liability or expenses we may incur as a result of these claims. We have also, on our own behalf and on behalf of the individual defendants, made claims under relevant provisions of our directors’ and officers’ liability insurance policies. We cannot ensure that we will be able to recover from the underwriters or that the policy claims will be paid by the insurers.

As previously reported, on or about March 9, 2001, Proxim Corporation filed a patent infringement suit against Intersil and its customer Cisco Systems, Inc. in the United States District Court for the District of Massachusetts. Proxim alleged that Intersil and Cisco infringed United States Patents Nos. 5,077,753, 5,809,060, and 6,075,812 by making, using, selling, or offering to sell certain wireless LAN products, including products that incorporate Intersil’s PRISM chip sets. Intersil has been defending Cisco against those infringement claims. Also in March 2001, Proxim initiated actions against other Intersil customers for infringement of those same three patents in the United States District Court for the District of Delaware and the United States International Trade Commission (ITC). Proxim’s claims focus, in part, on Intersil products. Some of the companies involved in these proceedings are direct purchasers of Intersil products and sought indemnification from Intersil, thus we agreed to defend one or more of those companies and joined the ITC proceedings in order to advance that defense.

On March 17, 2003, Intersil and Proxim entered into an agreement to settle all their patent-related litigation and enter into a patent cross-license. The agreement provides for the dismissal with prejudice of all Proxim patent infringement litigations against Intersil and its customer’s use of Intersil products (including the Delaware and Massachusetts litigations), as well as termination of the U.S. International Trade Commission investigation involving those products. Under the agreement, Intersil and Proxim have entered into a patent cross-license agreement and Intersil will make a one-time payment.

In June 2001, Harris, Intersil’s predecessor, filed suit against United States Filter Wastewater Group (USF) regarding a fluoride wastewater treatment system that USF’s predecessor designed, manufactured and installed at Harris’s former Mountaintop, Pennsylvania facility pursuant to a December 1993 contract. Harris alleges the system does not comply with the December 1993 contractual specifications as well as other requirements imposed by the local sewer authority. Harris is seeking from USF approximately $3,500,000 in operating costs, consultant fees and the cost of constructing a new wastewater treatment system. Harris sold the facility and system to Intersil in 1999 and Intersil sold the facility and system to Fairchild Semiconductor Corp. in 2001. Intersil and Fairchild intervened as party-plaintiffs in the lawsuit against USF. On May 10, 2002, Fairchild sent a claim letter to Intersil seeking indemnification (including legal fees) associated with the design and construction of a new fluoride treatment system, based on the 2001 sale agreement. On November 25, 2002, Intersil sent a claim letter to Harris seeking indemnification for losses associated with the system, based on the 1999 sale agreement. These indemnification claim are not the subject of any pending legal action. If Harris prevails over USF, the matter will be resolved, effectively resolving claims by Intersil against Harris and Fairchild against Intersil. If Harris does not prevail over USF, then based on the nature of the contractual indemnifications between the parties, we believe that any liability that Intersil may owe to Fairchild relating to the system will be covered and addressed by Harris and its obligation to indemnify Intersil with respect to the system.

On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes U.S. Patent Nos. 5,128,960, 5,420,599, 5,862,182, 6,067,291, 6,404,732B1, and 6,452,958B1 by making, using, selling, offering to sell, and/or importing products that infringe these patents. Intersil has counterclaimed against Agere for infringement of ten Intersil patents. Intersil believes that the claims against it are without merit and Intersil intends to vigorously defend against Agere’s claims against it and pursue its claims against Agere. A trial has been scheduled for June 2004. It is Intersil’s belief that the above litigation will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Our Class A Common Stock has been traded on the Nasdaq Stock Market’s National Market since February 25, 2000 under the symbol “ISIL.” Prior to that time, there was no public market for our common stock, and there is currently no public market for our Class B Common Stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in Nasdaq Stock Market trading.

	High	Low
First quarter of 2001 (from December 30, 2000 to March 30, 2001)	$33.38	$13.88
Second quarter of 2001 (from March 31, 2001 to June 29, 2001)	$40.51	$15.00
Third quarter of 2001 (from June 30, 2001 to September 28, 2001)	$42.36	$21.65
Fourth quarter of 2001 (from September 29, 2001 to December 28, 2001)	$40.02	$25.49
First quarter of 2002 (from December 29, 2001 to March 29, 2002)	$37.21	$25.81
Second quarter of 2002 (from March 30, 2002 to June 28, 2002)	$31.43	$19.00
Third quarter of 2002 (from June 29, 2002 to October 4, 2002)	$22.59	$11.77
Fourth quarter of 2002 (from October 5, 2002 to January 3, 2003)	$19.86	$11.25

(b) Holders. On March 24, 2003 the last reported sale price for our Class A Common Stock was $16.10 per share. As of March 24, 2003, there were about 300 record holders of our Class A Common Stock.

(c) Dividends. We have never paid a cash dividend. Any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements and such other factors as the board of directors deems relevant.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for Intersil and its predecessor. The historical financial data as of and for the fiscal year ended 1998, 1999 and for the six weeks ended August 13, 1999 are derived from our predecessor’s audited consolidated financial statements, which are not included elsewhere in this report. The historical financial data as of and for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003 are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For fiscal year 1998, the results of operations of our Discrete Power products group are not available from our predecessor’s records. The 53 weeks ended January 3, 2003 includes the results of our Elantec product group from May 14, 2002, which was the date of the merger.

	Predecessor Fiscal Years		Predecessor Six Weeks Ended August 13, 1999	Successor 46 Weeks Ended June 30, 2000	Successor 26 Weeks Ended December 29, 2000	Successor 52 Weeks Ended December 28, 2001	Successor 53 Weeks Ended January 3, 2003
	1998	1999
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Revenue	$576.8	$371.0	$36.6	$411.7	$330.9	$481.1	$649.7
Costs and expenses
Gross profit	207.5	145.8	12.0	180.8	169.5	222.5	337.1
Research and development	75.1	58.4	7.5	60.3	47.0	106.1	131.0
Selling, general and administrative	98.2	77.7	10.1	89.4	65.3	93.5	111.8
Harris corporate expense allocation	10.0	9.3	1.2	—	—	—	—
Amortization of intangibles and unearned compensation.	2.3	2.4	0.3	9.0	15.3	44.2	24.6
In-process research and development	—	—	—	20.2	25.4	—	53.8
Impairment of long-lived assets	—	—	—	—	—	7.6	6.2
Restructuring	—	—	—	—	—	32.4	5.3
Other	—	—	—	1.2	—	—	—

Operating income (loss)	21.9	(2.0)	(7.1)	0.7	16.5	(61.3)	4.4
Loss on sale of Malaysian operation	—	—	—	24.8	—	—	—
Loss on investments	—	—	—	—	—	8.2	1.7
Interest, net	(0.9)	(1.2)	(0.1)	38.3	(2.6)	(18.6)	(11.2)

Income (loss) before sale of certain operations, income taxes, extraordinary item and cumulative effect of a change in accounting principle	22.8	(0.8)	(7.0)	(62.4)	19.1	(50.9)	13.9
Operating results of certain operations disposed of during 2001
Net sales	—	161.7	20.7	185.1	104.5	38.5	—
Costs and expenses	—	(139.5)	(16.8)	(140.2)	(79.7)	(41.5)	—

	—	22.2	3.9	44.9	24.8	(3.0)	—

Gain on sale of certain operations	—	—	—	—	—	168.4	—
	—	22.2	3.9	44.9	24.8	165.4	—

Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	22.8	21.4	(3.1)	(17.5)	43.9	114.5	13.9
Income taxes (benefit)	9.9	(6.0)	(0.1)	(0.3)	30.8	62.4	18.9

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	12.9	27.4	(3.0)	(17.2)	13.1	52.1	(5.0)
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	—	—	(25.5)	(5.9)	(12.2)	—

Income (loss) before cumulative effect of a change in accounting principle	12.9	27.4	(3.0)	(42.7)	7.2	39.9	(5.0)
Cumulative effect of adoption of FAS 133, net of tax effect	—	—	—	—	(0.2)	—	—

Net income (loss)	12.9	27.4	(3.0)	(42.7)	7.0	39.9	(5.0)
Preferred dividends	—	—	—	5.4	—	—	—

Net income (loss) to common shareholders	$12.9	$27.4	$(3.0)	$(48.1)	$7.0	$39.9	$(5.0)

Basic earnings (loss) per share:
Income (loss) before extraordinary item				$(0.30)	$0.13	$0.49	$(0.04)
Extraordinary item				(0.33)	(0.06)	(0.11)	—

Income (loss) per share				$(0.63)	$0.07	$0.38	$(0.04)

Diluted earnings (loss)per share:
Income (loss) before extraordinary item				$(0.30)	$0.13	$0.48	$(0.04)
Extraordinary item				(0.33)	(0.06)	(0.11)	—

Income (loss) per share				$(0.63)	$0.07	$0.37	$(0.04)

	Predecessor Fiscal Years		Predecessor Six Weeks Ended August 13, 2000	Successor 46 Weeks Ended June 30, 2000	Successor 26 Weeks Ended December 29, 2000	Successor 52 Weeks Ended December 28, 2001	Successor 53 Weeks Ended January 3, 2003
	1998	1999
	(dollars in millions, except per share amounts)
Weighted average common share outstanding:
Basic				76.7	101.0	105.7	125.6

Diluted				76.7	105.2	108.9	125.6

Balance Sheet Data (end of period):
Cash, cash equivalents and short-term investments	$—	$—	$1.4	$211.9	$352.6	$601.5	$623.6
Total assets	810.3	761.2	736.1	933.9	1,229.8	1,200.2	2,368.5
Long-term debt, including current portion	4.1	4.6	4.5	116.6	65.5	—	—
Total shareholders’ equity/business equity	699.1	658.9	657.3	679.0	1,011.0	1,057.2	2,202.7

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements, including the notes thereto. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company’s and its customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and the Company undertakes no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

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

Pursuant to a Form 8-K filed on March 29, 2000, we elected to change our fiscal year end from the Friday closest to June 30 to the Friday closest to December 31. Our stub year 2000 began on July 1, 2000 and ended December 29, 2000.

On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation, or Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. The consolidated balance sheet as of December 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild. Additionally, the operating results of our Discrete Power products group are shown under the caption “Operating results of certain operations disposed of during 2001” in the consolidated statements of operations.

On May 14, 2002, we consummated the merger with Elantec. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying financial schedules since the merger date.

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups without our Discrete Power products group:

	Fiscal Year 2001				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In millions)
Revenue
Power Management	$35.7	$31.5	$40.5	$44.8	$43.0	$40.3	$46.9	$52.7
Elantec	—	—	—	—	—	13.1	25.0	25.5
Standard Analalog	43.7	42.3	31.6	30.1	30.0	23.4	33.9	30.2
Wireless Networking	36.0	32.5	29.6	37.6	49.0	58.1	74.7	56.2
Automotive	12.4	12.0	11.7	9.1	12.1	9.4	10.8	15.4

Total Revenue	$127.8	$118.3	$113.4	$121.6	$134.1	$144.3	$191.3	$180.0

Our Power Management products are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. Elantec focuses on optical storage (CD and DVD recordable), LCD flat panel display and DSL markets. The Standard Analog portfolio includes switches, MUXes and interface devices for computing, communications, test and instrumentation, medical, industrial and other applications. Wireless Networking products are used for Wireless LAN (WLAN) including a variety of 802.11 standards. Lastly, we sold analog products for the automotive industry. With the sale of our Findlay facility in September 2002, we have discontinued the production of automotive products and do not expect the revenue from this product line to be material in fiscal year 2003.

During the first three quarters of 2001, the semiconductor industry experienced a downturn in demand. Since that time, the industry has stabilized, but has yet to see a meaningful recovery. Despite a weak industry, we continue to gain market share in desktop and notebook power regulators. In addition, the wireless networking market grew significantly from the third quarter of 2001 to the third quarter of 2002. However, in the fourth quarter of 2002, Wireless Networking experienced customer-requested delayed shipments, which caused their revenue to decline sequentially.

Due to the addition of Elantec, the second quarter of fiscal year 2002 includes some changes which inhibit the comparability to previous quarters. The change in our revenue recognition policy for sales to North American distributors reduced the revenues of Power Management, Standard Analog and Wireless Networking in the second quarter of 2002 by $3.4 million, $10.1 million and $1.2 million, respectively. Effective March 30, 2002, we began to recognize revenue to North American distributors on a sell-through basis. As such, we now recognize sales to North American distributors upon shipment to the end customer. Formerly, we recognized revenue from North American distributor sales upon shipment to the distributors.

Fiscal Year 2002 Compared with Fiscal Year 2001

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	January 3, 2003	December 28, 2001	January 3, 2003	December 28, 2001
	(in thousands)
Revenue
Power Management	$182,908	$152,441	28.2%	31.7%
Elantec	63,649	—	9.8%	—
Standard Analog	117,540	147,801	18.1%	30.7%
Wireless Networking	237,956	135,589	36.6%	28.2%
Automotive	47,665	45,235	7.3%	9.4%

Total	649,718	481,066	100.0%	100.0%

Costs and expenses
Cost of product sales	312,624	258,615	48.1%	53.8%
Research and development	131,044	106,087	20.2%	22.1%
Selling, general and administrative	111,728	93,526	17.2%	19.4%
Amortization	24,611	44,175	3.8%	9.2%
In-process research and development	53,816	—	8.3%	—
Impairment of long-lived assets	6,159	7,583	0.9%	1.6%
Restructuring	5,324	32,419	0.8%	6.7%

Operating income (loss)	4,412	(61,339)	0.7%	–12.8%
Interest, net	(11,268)	(18,610)	–1.8%	–3.9%
Loss on investments	1,736	8,242	0.3%	1.7%

Gain (loss) before sales of certain operations, income taxes and extraordinary item	13,944	(50,971)	2.1%	–10.6%

Operating results of certain operations disposed of during 2001
Net sales	—	38,460	—	8.0%
Costs and expenses	—	(41,447)	—	–8.6%

	—	(2,987)	—	–0.6%
Gain on sale of certain operations	—	168,437	—	35.0%

	—	165,450	—	34.4%
Income before income taxes and extraordinary item	13,944	114,479	2.1%	23.8%
Income taxes	18,914	62,405	2.9%	13.0%

Income before extraordinary item	(4,970)	52,074	–0.8%	10.8%
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	(12,185)	—	–2.5%

Net income (loss)	$(4,970)	$39,889	–0.8%	8.3%

Note:	Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the 53 weeks ended January 3, 2003 increased 35.1% to $649.7 million from $481.1 million during the 52 weeks ended December 28, 2001. The increase resulted primarily from the continued growth in demand for our Wireless Networking PRISM WLAN solutions as well as market share gains by our Power Management products during 2002. Also, the addition of Elantec contributed $63.6 million in revenue for the 53 weeks ended January 3, 2003.

Geographically, 62.5%, 24.1% and 13.4% of product sales were derived in Asia/Pacific, North America and Europe, respectively, during the 53 weeks ended January 3, 2003 compared to 48.0%, 32.9% and 19.1% during the 52 weeks ended December 28, 2001. As discussed above, we changed our revenue recognition for sales to North American distributors and as a result, the percentage of sales attributable to North American customers decreased in the second quarter of 2002. We continue to see a shift in demand to the Asia/Pacific region.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing, warranty and sustaining engineering expenses pertaining to products sold. In the 53 weeks ended January 3, 2003 gross profit on product sales increased 51.5% to $337.1 million from $222.5 million in the 52 weeks ended December 28, 2001. As a percentage of sales, gross margin was 51.9% during the 53 weeks ended January 3, 2003 compared to 46.2% during the 52 weeks ended December 28, 2001. This improvement in gross margins resulted from the closure of our Findlay facility, cost reductions for raw materials and an increase in sales of our higher margin products. In the quarter ended March 30, 2001, we recorded an inventory charge of $19.2 million due to the exit of product lines and obsolescence related to changing market conditions.

The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. However, we expect to realize a shift to higher margin products, productivity gains and material cost reductions that will substantially offset the decline in average selling prices and therefore do not anticipate a significant adverse effect on our financial condition.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 23.5% to $131.0 million during the 53 weeks ended January 3, 2003 from $106.1 million during the 52 weeks ended December 28, 2001. The acquisition of Elantec and increased spending in power management were the two primary drivers for the increase. We also continue to invest in wireless networking technologies. As a percentage of sales, R&D expenses decreased to 20.2% for the 53 weeks ended January 3, 2003 from 22.1% for the 52 weeks ended December 28, 2001 due to increased revenue in fiscal year 2002. In 2003, we expect to continue to increase our spending in our primary growth engines.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses increased to $111.7 million during the 53 weeks ended January 3, 2003 from $93.5 million during the 52 weeks ended December 28, 2001. This increase is primarily due to the addition of Elantec. However, as a percentage of sales, SG&A costs decreased to 17.2% for the 53 weeks ended January 3, 2003 from 19.4% for the 52 weeks ended December 28, 2001. We are progressing on the integration of the Elantec acquisition and expect to see additional savings from synergies in 2003.

Amortization

Amortization of intangible assets and unearned compensation decreased to $24.6 million during the 53 weeks ended January 3, 2003 from $44.2 million during the 52 weeks ended December 28, 2001. The decrease was the result of the adoption of FAS 142, which disallows the amortization of goodwill and indefinite lived assets. This decrease was partially offset by the additional amortization of unearned compensation resulting from the Elantec merger. Definite lived assets are being amortized over their useful lives ranging from 7 to 11 years. We expect amortization to be $21.9 million during fiscal year 2003 of which $9.6 will be from intangible assets.

Currently, FAS 142 requires testing goodwill for impairment at least annually while checking for impairment indicators quarterly. During the fourth quarter of 2002, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were taken. Depending on the future market demand for our products, among other factors, we could experience an impairment on this balance.

Restructuring and Other Charges

As part of the merger with Elantec, we accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate processes and locations. As a result of the restructuring we recorded a charge of $5.3 million ($3.4 million after tax) during the quarter ended June 28, 2002. The plans included the exit of various sales offices and the termination of redundant distribution channels worldwide.

In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve ongoing operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) during the quarter ended March 30, 2001. Benefits from these restructurings are being realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
	(in millions)
Employee termination costs
Findlay plant closure	$13.6	$—	$(9.4)	$4.2
Sales force reduction	—	3.5	(2.5)	1.0

	13.6	3.5	(11.9)	5.2
Other exit costs
Findlay facility decommission costs	4.1	—	(3.8)	0.3
SiCOM asset removal and related costs	—	0.6	(0.1)	0.5
SiCOM contract cancellation costs	0.2	—	(0.2)	—
Sales channel consolidation costs	—	1.2	(0.6)	0.6

	4.3	1.8	(4.7)	1.4

Total restructuring costs	$17.9	$5.3	$(16.6)	$6.6

Elantec Acquisition

On May 14, 2002, we consummated the merger with Elantec by using our Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. Elantec designed, manufactured and marketed high performance analog solutions to manufacturers in the markets for video, optical storage, communications and power management products. We entered into this merger to expand into additional high growth analog markets. Intersil and Elantec also shared a significant number of customers and had complementary product portfolios. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in our results since the merger date. Consideration for the merger with Elantec consisted of cash, common stock and options to purchase common stock.

Pursuant to the merger, each outstanding share of Elantec common stock was converted into 1.24 shares of our Class A common stock and $8.00 cash, without interest. The source of funds for the cash portion of the purchase price was working capital. Under the terms of the merger agreement, we issued 29,587,331 shares of our Class A common stock for 100% of Elantec’s outstanding common stock. This issuance had an impact of 18.7 million shares on our basic and diluted outstanding share amounts, which are used for earnings per share purposes.

As a result of the merger, we incurred transaction related fees of $20.9 million. We also incurred costs of $7.1 million relating to efforts undertaken to exit certain activities deployed by Elantec. Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income. The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	20.9
Exit costs incurred	7.1
Unearned compensation	(34.3)

Total purchase price	$1,364.9

The purchase price allocation, which is subject to change based on actual costs incurred, is as follows (in millions):

Tangible current assets	$232.1
Tangible long-term assets	17.4
Tangible liabilities	(9.6)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,060.3
Deferred tax liability	(4.7)
Tax benefit from exercise of vested options	3.2

Total purchase price	$1,364.9

Included in the purchase price of the Elantec merger are $7.1 million in accrued costs arising out of our plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” or EITF 95-3, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in our exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 106 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of January 3, 2003 approximately 35% of the affected employees had been terminated. The remaining employees will be terminated over the next six months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. During fiscal year 2003, we estimate the cost savings of the restructuring plan to be approximately $15 to $18 million. A summary of the restructuring costs and the remaining accrual follows:

	Additions	Utilization	Balance January 3, 2003
	(in millions)
Employee termination costs	$3.6	$(0.9)	$2.7
Milpitas plant closure costs	2.4	(0.1)	2.3
Sales office closure costs	1.1	(0.1)	1.0

Total restructuring costs	$7.1	$(1.1)	$6.0

Employee Termination Costs

As a result of the acquisition of Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of January 3, 2003, approximately 80% of the affected employees had been terminated. The remaining employees will be terminated over the next three months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002. As of January 3, 2003, all of the affected employees had been terminated.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. In the quarter ended March 30, 2001, we wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. We terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring. The integration of Elantec resulted in the termination of several lease commitments as well as obligations with external sales representatives.

Impairment of Long-Lived Assets

In connection with the closure of the Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) in property, plant and equipment during the quarter ended March 30, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. During the quarter ended June 28, 2002, we recorded an additional impairment of $3.6 million ($2.3 million after tax) on these assets as determined by the contractual sales price. The sale of the operation was completed during the quarter ended October 4, 2002.

Gain (Loss) on Investments

During the quarter ended June 28, 2002, we recorded an impairment charge of $3.0 million ($2.0 million after tax) related to an investment contained within the other long-term asset section of the balance sheets. As we hold less than 20% equity ownership with no indicators of influence in the investee and the shares are not readily traded on a major stock exchange, this investment was held at cost. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

Also, during the quarter ended June 28, 2002, we recorded a gain of $1.3 million ($0.8 million after tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over the carrying value.

Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices. During the quarter ended March 30, 2001, we recorded an impairment charge of $8.2 million ($4.0 million after tax) related to our investment in ChipPAC common stock which reflected an other than temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value. As of January 3, 2003 we carried an unrealized loss on the investment of $2.6 million, before taxes. This loss is currently deemed temporary given the recent trading prices of the stock as well as other qualitative characteristics considered by our management. We will continue to monitor the stock price and should the market value remain significantly below our carrying value, we may take an additional impairment.

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

At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and 5 in Asia. All of the affected employees have been terminated.

Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also closed three foreign sales offices as a result of the sale.

In-Process Research and Development

In connection with the merger with Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a one-time charge to earnings in the quarter ended June 28, 2002.

In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects is approximately $38.4 million. We estimate that all projects will be complete by the third quarter of fiscal year 2003. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping are reported below:

Project Group	Number of Projects	Cost to Complete	Average Percent Complete	Value Assigned to Project
Optical Storage	61	$9.3	53%	$13.8
Communications	7	1.1	50%	1.6
DC/DC Converters	26	8.2	26%	5.8
Amplifiers and Comparators	83	8.2	13%	18.6
Other Video	46	9.1	14%	10.2
TFT Buffers	17	2.5	25%	3.8

Total	240	$38.4		$53.8

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

Interest Income/Expense

Interest income decreased to $12.1 million during the 53 weeks ended January 3, 2003 from $20.9 million during the 52 weeks ended December 28, 2001. The decrease was due to a decrease in short-term interest rates during fiscal years 2001 and 2002. Interest expense also decreased to $0.9 million for the 53 weeks ended January 3, 2003 from $2.3 million for the 52 weeks ended December 28, 2001. This decrease was due to the elimination of our long-term debt during the first quarter of fiscal year 2001.

Tax Expense

The tax provision for the 53 weeks ended January 3, 2003 differs from the tax provision for the 52 weeks ended December 28, 2001 due to the gain generated from the sale of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of fiscal year 2001 as well as the write-off of in-process R&D in fiscal year 2002. We expect our effective tax rate to be approximately 27% to 30% for fiscal year 2003.

Extraordinary Item

During the quarter ended March 30, 2001, we tendered all $61.4 million of our outstanding 13.25% senior subordinated notes in the open market. These payments included certain premiums and accrued interest. In connection with the early extinguishment of debt, we recorded extraordinary charges (net of tax effect) of $12.2 million. The extraordinary charges consisted of the writeoff of deferred financing fees and premiums paid on repurchase.

Backlog

We had backlog at January 3, 2003 of $131.3 million compared to $120.8 million at December 28, 2001.

Fiscal Year 2001 Compared with Combined Year 2000

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	December 28, 2001	Combined December 29, 2000	December 28, 2001	Combined December 29, 2000
	(in thousands)
Revenue
Wireless Access	$135,589	$163,065	28.2%	27.8%
Communications Analog	177,393	206,994	36.9%	35.3%
Other Analog	168,084	216,803	34.9%	36.9%

Total	481,066	586,862	100.0%	100.0%
Costs and expenses
Cost of product sales	258,615	304,520	53.8%	51.9%
Research and development	106,087	84,885	22.1%	14.5%
Selling, general and administrative	93,526	119,675	19.4%	20.4%
Amortization	44,175	20,815	9.2%	3.5%
In-process research and development	—	25,440	—	4.3%
Impairment of long-lived assets	7,583	—	1.6%	—
Restructuring	32,419	—	6.7%	—
Other	—	1,177	—	0.2%

Operating income (loss)	(61,339)	30,350	-12.8%	5.2%
Loss on sale of Malaysian operation	—	24,825	—	4.2%
Interest, net	(18,610)	11,343	-3.9%	1.9%
Loss on investments	8,242	—	1.7%	—

Loss before sale of certain operations, income taxes, extraordinary item and cumulative effect of a change in accounting principle	(50,971)	(5,818)	-10.6%	-1.0%
Operating results of certain operations disposed of during 2001
Net sales	38,460	210,694	8.0%	35.9%
Costs and expenses	(41,447)	(158,049)	-8.6%	-26.9%

	(2,987)	52,645	-0.6%	9.0%
Gain on sale of certain operations	168,437	—	35.0%	—

	165,450	52,645	34.4%	9.0%

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	114,479	46,827	23.8%	8.0%
Income taxes	62,405	29,071	13.0%	5.0%

Income before extraordinary item and cumulative effect of a change in accounting principle	52,074	17,756	10.8%	3.0%
Extraordinary item—loss on extinguishment of debt, net of tax effect	(12,185)	(31,409)	-2.5%	-5.4%

Income (loss) before cumulative effect of a change in accounting principle	39,889	(13,653)	8.3%	-2.3%
Cumulative effect of adoption of FAS 133, net of tax effect	—	(197)	—	-0.0%

Net income (loss)	$39,889	$(13,850)	8.3%	-2.4%

Note:   Amounts may not add due to rounding.

Revenue

Revenue from continuing operations for the 52 weeks ended December 28, 2001 decreased 18.0% to $481.1 million from $586.9 million during the 52 weeks ended December 29, 2000. The decline is the result of an overall industry slow down in demand for wireless and communications products.

Geographically, 32.9%, 48.0% and 19.1% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the 52 weeks ended December 28, 2001 compared to 43.4%, 33.4% and 23.2% during the 52 weeks ended December 29, 2000. This change is the result of increased demand from Asian-based customers and increased customer use of Asian-based contract manufacturers.

Gross Profit

In the 52 weeks ended December 28, 2001, gross profit on product sales decreased 21.2% to $222.5 million from $282.3 million in the 52 weeks ended December 29, 2000. As a percentage of sales, gross margin was 46.2% during the 52 weeks ended December 28, 2001 compared to 48.1% during the 52 weeks ended December 29, 2000. We recorded an inventory charge of $19.2 million in the quarter ended March 30, 2001 due to the exit of product lines and obsolescence related to changing market conditions.

Research and Development (“R&D”)

R&D expenses increased 25.0% to $106.1 million during the 52 weeks ended December 28, 2001 from $84.9 million during the 52 weeks ended December 29, 2000. The increase was the result of our continued investment in PRISM® chip sets, broadband wireless access products and power management ICs, focusing on communications and computing products. As a percentage of sales, R&D expenses increased to 22.1% for the 52 weeks ended December 28, 2001 from 14.5% for the 52 weeks ended December 29, 2000.

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

In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 7 years of after tax cash flow projections depending on the individual project. We used a discount rate ranging from 25%-36%, depending on the risk of the project. The fair values assigned to each of the significant projects and the stage of completion are reported below:

Product	Fair Value (in millions)	Stage of Completion
SM/SD 7060	$25.1	86%
Other	0.3	56% – 70%

Total	$25.4

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

Selling, General and Administrative (“SG&A”)

SG&A costs decreased to $93.5 million during the 52 weeks ended December 28, 2001 from $119.7 million during the 52 weeks ended December 29, 2000. The decline was due to implementation of defined restructuring activities and general cost control initiatives. As a percentage of sales, SG&A costs decreased to 19.4% for the 52 weeks ended December 28, 2001 from 20.4% for the 52 weeks ended December 29, 2000.

Amortization

Amortization of intangible assets increased to $44.2 million for the 52 weeks ended December 28, 2001 from $20.8 million for the same time period in combined year 2000. The increase was the result of goodwill and other certain intangible assets that were recorded in connection with the acquisitions of No Wires Needed, B.V. in May 2000 and SiCOM, Inc. in October 2000. These assets are being amortized over their useful lives ranging from five to 11 years. Amortization expense attributable to goodwill and indefinite lived intangible assets amounted to $32.7 million and $13.3 million for the 52 weeks ended December 28, 2001 and December 29, 2000, respectively.

Loss on Sale of Malaysian Operation

On June 30, 2000, we completed the sale of our Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC. As consideration for the sale we received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock and we recognized a non-recurring, non-cash charge of $24.8 million for loss on sale.

Interest Expense

Interest expense for the 52 weeks ended December 28, 2001 is not comparable to interest expense for the 52 weeks ended December 29, 2000 due to changes in our debt and cash positions during those time periods. Specifically, we experienced an increase in available cash and cash equivalents from the sale of the assets of the Discrete Power products group. Additionally, we experienced a decrease in our interest expense due to the continuous reduction and eventual elimination of our long-term debt during combined year 2000 and into the first quarter of fiscal year 2001.

Restructuring and Other Charges

In March 2001, the Board of Directors approved and we announced several major restructuring activities to improve on-going operations and product gross margins. The restructuring plans included the phased closure of our Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the value-added-reseller’s, or VAR’s, channel in Europe for wireless networking end products. As a result of the restructuring, we recorded expenses of approximately $32.4 million ($15.7 million after tax) in the 52 weeks ended December 28, 2001. The plans include certain exit costs and employee termination benefits. Benefits from these restructuring plans will be realized as these specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Reserve	Utilization	Balance December 28, 2001
	(in millions)
Restructuring costs
Employee termination costs
Findlay, Ohio facility closure	$16.4	$(2.8)	$13.6
SiCOM board business exit	0.3	(0.3)	—
NWN VAR business exit	0.2	(0.2)	—

	16.9	(3.3)	13.6
Other exit costs
Findlay, Ohio facility decommission costs	4.5	(0.4)	4.1
SiCOM asset removal and related costs	10.0	(10.0)	—
SiCOM contract cancellation costs	1.0	(0.8)	0.2

	15.5	(11.2)	4.3

Total restructuring costs	$32.4	$(14.5)	$17.9

In connection with the announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. As of December 28, 2001, approximately 22% of the affected employees had been terminated; due to the timing of the phased closure of the Findlay, Ohio manufacturing operation, the remaining employees were terminated by the third quarter of 2002.

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

Gain (Loss) on Investments

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

At the date of the sale, Fairchild made offers of employment to a portion of our employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and five in Asia/Pacific. As of December 28, 2001, approximately 86% of the affected employees had been terminated with the balance terminated by March 31, 2002.

Other exit costs included information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. A transition services agreement required that we provide systems support to Fairchild for up to 12 months from the date of sale. We wrote off $14.8 million of intangible assets as well as other miscellaneous assets attributable to the Discrete Power products group. We also identified three foreign sales offices that were closed by March 31, 2002 as a result of the sale.

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

Tax Expense

The tax provision for the 52 weeks ended December 28, 2001 is not comparable to the tax provision for the 52 weeks ended December 29, 2000 due to the gain generated from the sale of the assets of our Discrete Power products group and the other restructuring activities that were recorded during the first quarter of fiscal year 2001.

Backlog

We had backlog at December 28, 2001 of $120.8 million compared to $256.9 million at December 29, 2000. Approximately $72.3 million of our December 29, 2000 backlog was related to our Discrete Power products group which we sold during the first quarter of fiscal year 2001.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of January 3, 2003, our total shareholders’ equity was $2,202.7 million.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements as of January 3, 2003:

(in millions)	2003	2004	2005	2006	2007
Future minimum lease commitments	$4.1	$2.9	$1.9	$0.4	$0.4
Open capital equipment purchase commitments	$5.4	—	—	—	—
Open raw material purchase commitments	$23.3	—	—	—	—
Standby letters of credit	$3.7	—	—	—	—

	$36.5	$2.9	$1.9	$0.4	$0.4

Net cash provided by operating activities for the 53 weeks ended January 3, 2003 was $101.4 million. Net cash used by investing activities for the 53 weeks ended January 3, 2003 was $105.3 million, primarily related to the acquisition of Elantec and purchases of manufacturing equipment. We have also used $33.5 million during the 53 weeks ended January 3, 2003 to invest in short-term securities to improve yields. Net cash used by financing activities for the 53 weeks ended January 3, 2003 was $9.2 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. Our cash, cash equivalents and short-term investments balance at January 3, 2003 was $623.6 million.

We have a treasury stock repurchase program which authorizes us to repurchase up to $50.0 million in our common stock, of which $30.5 million had been used as of January 3, 2003. The program was set to expire on September 26, 2002, but by a vote of the Board of Directors it has been extended through December of 2003.

We have separately classified on the face of the balance sheet our short term investments, which consist of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified prior period balance sheet and cash flow information to conform with the current classification.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $93.9 million at January 3, 2003 compared to $55.2 million at December 28, 2001. Inventories increased to $86.0 million at January 3, 2003 from $67.9 million at December 28, 2001. The increases were primarily due to the acquisition of Elantec’s assets.

Sales reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns near year end. The sales reserves increased 60.5% to $6.1 million at January 3, 2003 from $3.8 million at December 28, 2001. This increase resulted from the merger with Elantec and the return of certain product shipments in which the parts had not been returned by year end.

Capital Expenditures

Capital expenditures were $53.0 million for the 53 weeks ended January 3, 2003 and $40.6 million for the 52 weeks ended December 28, 2001. The increase is due to the expansion of our fab facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities as well as general capacity increases. Approximately 12% of our spending related to the transfer of Findlay related processes to Palm Bay.

Transactions with Related and Certain Other Parties

We hold two receivable balances within other assets in our balance sheet resulting from loans made to two of our employees who are neither the CFO or CEO. The loans, which total $1.0 million at January 3, 2003, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each employees’ real property. Each loan earns interest in excess of the Prime Rate. The two loans are due on June 22, 2006 and April 18, 2007.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on the Company’s financial condition. The four accounting estimation processes discussed below are the allowance for collection losses on trade receivables, reserves for excess or obsolete inventory, distributor reserves and tax valuation allowance. These estimation processes affect current assets and liabilities and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company’s operations and financial position.

The allowance for collection losses on trade receivables was $1.1 million on gross trade receivables of $95.0 million at January 3, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of January 3, 2003. As the amount that we will actually collect on the receivables outstanding as of January 3, 2003 can not be known with exact certainty as of this document’s effective date, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain a general allowance of approximately 1% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify those accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

The reserve for excess or obsolete inventory was $24.9 million at January 3, 2003. The reserve for excess or obsolete inventory is used to state our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the amount of inventoriable costs that we will truly recoup through sales on our inventory levels as of January 3, 2003 can not be known with exact certainty as of this document’s effective date, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify inventory as either excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We reserve approximately 50% of the standard cost of the excess inventory. We believe that 50% represents the value of excess inventory we would not be able to recover due to our new product (next generation) introductions and other technological advancements.

Distributor reserves were $1.8 million at January 3, 2003. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors as of January 3, 2003 that will be adjusted in the future cannot be known with certainty as of the date hereof, the Company relies primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe whereby the distributors can periodically exchange a percentage of older inventories with newer products. Actual price protection and stock rotation changes have historically been within management’s expectations. International distributor reserves are combined with other product return reserves within the sales reserves line item on the balance sheet. These other product return reserves arise from the return of shipments in which the parts had not been returned by year end. These other product return reserves amounted to $4.3 million at January 3, 2003.

Effective March 30, 2002, we began to recognize revenue to North American distributors on a sell-through basis. As such, we now recognize sales to North American distributors upon shipment to the end customer. Formerly, we recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the integration with Elantec, changes in the distributor mix and changes in market pricing affect the estimability of customer acceptance.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At January 3, 2003, our net deferred tax asset amounted to $49.9 million.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The provisions of SFAS 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. This standard is effective for fiscal years beginning after June 15, 2002. We do not believe this statement will have a significant impact on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective January 4, 2003. We do not expect the adoption of SFAS 145 to have a significant impact on our financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation’s expanded disclosures will not have a material impact on our financial position or results of operations. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002, and are included in Note S to the consolidated financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have not completed the assessment as to whether the adoption of this statement will have a material impact on the financial position or results of operations.

In January 2003, the FAS issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial position or results of operations.

Subsequent Events

On January 28, 2003, we announced a restructuring plan designed to further streamline the workforce and reduce costs. This restructuring initiative was accounted for under the provisions of SFAS 146. The total cost of the plan will be approximately $1.7 million, which represents severance payments and outplacement related services. In accordance with SFAS 146, the severance related liability was recognized at the time the plan was communicated to employees as no service was required to obtain the benefits, while the liability related to the outplacement services is to be recognized upon receipt of the services. The plan affects 88 employees, 84 of which are located in the United States with the remainder in Europe.

Additionally, in the first quarter of 2003, we expect to release approximately $1.6 million of exit cost reserves which are located in the short term liability section of the balance sheet at January 3, 2003. These reserves were established in relation to the sale of the Discrete Power product group.

On March 17, 2003, we announced the settlement of the litigation arising from the alleged infringement with Proxim. The terms of the confidential settlement require us to make a one time cash payment and provide a rebate on the future sale of certain wireless products to Proxim. In accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” we recorded the amounts related to the settlement as an expense in cost of product sales in the fourth quarter of 2002. The liability is reflected in the other accrued items at January 3, 2003.

Stock Option Disclosures

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

Employee and Executive Option Grants

	2000	2001	2002
Net grants during the period as % of outstanding shares (#)	3.3%	2.1%	11.3%
Grants to listed officers* during the period as % of total options granted (%)	17.7%	25.4%	20.0%
Grants to listed officers* during the period as % of outstanding shares (%)	0.6%	0.5%	2.3%
Cumulative options held by listed officers* as % of total options outstanding (%)	15.4%	19.5%	21.7%

*	See page 32 for officers as defined by the SEC as the CEO and each of the four other most highly compensated officers.

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
December 29, 2000	12,973	4,136	$25.72
Grants	(2,345)	2,345	$24.83
Options assumed in acquisitions	—	—	n/a
Exercises		(316)	$10.52
Cancellations	542	(542)	$25.26
Additional shares reserved	—	—	n/a

December 28, 2001	11,170	5,623	$26.50
Grants	(15,519)	15,519	$19.14
Options assumed in acquisitions	8,970	—	$16.90
Exercises		(905)	$6.36
Cancellations	893	(893)	$23.07
Additional shares reserved	—	—	n/a

January 3, 2003	5,514	19,344	$21.56

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total
As of January 3, 2003 (Shares in thousands)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	3,287	$3.64	1,611	$8.64	4,898	$5.28
Out-of-the-Money	4,309	$29.95	10,137	$25.85	14,446	$27.07

Total Options Outstanding	7,596	$18.56	11,748	$23.49	19,344	$21.56

The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2002.

Fiscal Year 2002 Option/SAR Grants

	Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Number of Securities Underlying Options (1)		Percentage of All Options Granted to All Employees in Period (2)		Exercise Price		Expiration Date (3)	5%		10%
Gregory L. Williams	75,000 75,000 75,000 75,000 75,000 75,000		0.5 0.5 0.5 0.5 0.5 0.5	% % % % % %	$ $ $ $ $ $	33.38 28.58 24.24 19.80 12.87 14.45	01/02/2012 04/01/2012 05/09/2012 07/01/2012 10/01/2012 01/02/2013	$ $ $ $ $ $	1,574,438 1,348,036 1,143,330 933,909 607,041 930,785	$ $ $ $ $ $	3,989,934 3,416,187 2,897,424 2,366,708 1,538,360 2,124,061

Richard M. Beyer	945,403 138,689 3,082 169,509 15,409 600,000	(5) (5) (5) (5) (5)	6.1 0.9 0.0 1.1 0.1 3.9	% % % % % %	$ $ $ $ $ $	37.64 26.29 16.80 24.25 26.45 30.21	07/12/2010 01/16/2011 04/17/2011 12/20/2011 01/14/2012 05/14/2012	$ $ $ $ $ $	22,379,196 2,293,034 32,563 2,585,130 256,317 11,399,344	$ $ $ $ $ $	56,713,276 5,810,998 82,520 6,551,227 649,559 28,888,176

Daniel J. Heneghan	30,000 30,000 30,000 30,000 30,000 60,000 30,000		0.2 0.2 0.2 0.2 0.2 0.4 0.2	% % % % % % %	$ $ $ $ $ $ $	33.38 28.58 24.24 19.80 12.87 16.49 14.45	01/02/2012 04/01/2012 05/09/2012 07/01/2012 10/01/2012 10/29/2012 01/02/2013	$ $ $ $ $ $ $	629,775 539,214 457,332 373,563 242,816 622,228 272,626	$ $ $ $ $ $ $	1,595,974 1,366,475 1,158,970 946,683 615,344 1,576,849 690,887

Larry J. Ciaccia	27,500 27,500 27,500 27,500 27,500 40,000 27,500		0.2 0.2 0.2 0.2 0.2 0.3 0.2	% % % % % % %	$ $ $ $ $ $ $	33.38 28.58 24.24 19.80 12.87 16.49 14.45	01/02/2012 04/01/2012 05/09/2012 07/01/2012 10/01/2012 10/29/2012 01/02/2013	$ $ $ $ $ $ $	577,294 494,280 419,221 342,433 222,582 414,819 249,907	$ $ $ $ $ $ $	1,462,976 1,252,602 1,062,389 867,793 564,065 1,051,233 633,313

Rick E. Furtney	27,500 27,500 27,500 27,500 27,500 50,000 27,500		0.2 0.2 0.2 0.2 0.2 0.3 0.2	% % % % % % %	$ $ $ $ $ $ $	33.38 28.58 24.24 19.80 12.87 16.49 14.45	01/02/2012 04/01/2012 05/09/2012 07/01/2012 10/01/2012 10/29/2012 01/02/2013	$ $ $ $ $ $ $	577,294 494,280 419,221 342,433 222,582 518,524 249,907	$ $ $ $ $ $ $	1,462,976 1,252,602 1,062,389 867,793 564,065 1,314,041 633,313

Stephen M. Moran	15,000 15,000 15,000 15,000 15,000 25,000 15,000		0.1 0.1 0.1 0.1 0.1 0.2 0.1	% % % % % % %	$ $ $ $ $ $ $	33.38 28.58 24.24 19.80 12.87 16.49 14.45	01/02/2012 04/01/2012 05/09/2012 07/01/2012 10/01/2012 10/29/2012 01/02/2013	$ $ $ $ $ $ $	314,888 269,607 228,666 186,782 121,408 259,262 136,313	$ $ $ $ $ $ $	797,987 683,237 579,485 473,342 307,672 657,020 345,444

3,097,092

(1)	These options vest in twenty-five percent increments on the first four anniversaries of the grant date.
(2)	A total of 6,550,065 options were granted to Intersil employees under the Intersil 1999 Equity Compensation Plan during the fiscal year ended January 3, 2003; also, a total of 8,969,763 Elantec options were converted to Intersil options in accordance with the merger agreement. In total, 15,519,828 options were granted during the fiscal year ended January 3, 2003.
(3)	The options will expire ten years after the grant date.
(4)	Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10% of the exercise price, set by the Securitites and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.
(5)	A portion of Richard M. Beyer’s stock option grants represent prior Elantec options converted during 2002 to Intersil options due to the merger of Elantec Semiconductor, Inc. and Intersil Corporation on 5/14/02.

The following sets forth information regarding the number and value of options held by the executive officers named in the Summary Compensation Table during fiscal year 2002:

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End		Net Value of Unexercised In-the-Money Options at Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory L. Williams	$—	$—	214,892	740,250	$111,445	$106,500
Richard M. Beyer	$—	$—	683,097	1,188,995	$—	$—
Daniel J. Heneghan	$—	$—	85,862	360,501	$22,293	$42,600
Larry J. Ciaccia	$—	$—	67,833	305,501	$—	$39,050
Rick E. Furtney	$—	$—	51,833	291,501	$—	$39,050
Stephen M. Moran	$—	$—	35,895	167,439	$—	$21,300

(1)	Reflects net pre-tax amounts determined by subtracting the exercise price from $14.29 per share, the fair market value of common stock at the end of fiscal year 2002.

Shares (in millions)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders:
SiCOM Dutch Converted Plan	130	$9.11	—
Elantec, Inc. 1994 Equity Incentive Plan	139	$1.50	—
Elantec 1995 Directors Stock Option Plan	—	$0.00	—
Elantec 1995 Equity Incentive Plan	6,299	$17.06	—
Elantec 2001 Equity Incentive Plan	1,477	$23.97	—
1999 Equity Compensation Plan	11,262	$24.21	5,514
No Wires Needed B.V. Stock Option Plan	37	$2.00	—

Equity compensation plans not approved by shareholders	None

Total	19,344		5,514

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

At January 3, 2003, we had open foreign exchange contracts with a notional amount of $17.8 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the 53 weeks ended January 3, 2003 were $1.0 million. During the 53 weeks ended January 3, 2003, we purchased and sold $93.9 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at January 3, 2003. The table below summarizes our foreign exchange contract activity over the past two years (in millions):

	52 weeks ended December 28, 2001	53 weeks ended January 3, 2003
Gain (loss) on foreign exchange contracts	$0.9	$(1.0)
Purchases and sales of foreign exchange contracts	$25.8	$93.9
Notional amount of open contracts at year end	$9.6	$17.8
Fair value of open contracts at year end	$0.5	$0.1

The merger with Elantec and our increased sales volume in Asia are the primary factors for the increase in the purchases and sales of foreign exchange contracts.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at January 3, 2003 would have an impact of approximately $0.8 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements, and the related Notes thereto, of Intersil Corporation and the Independent Certified Public Accountants’ Report are filed as a part of this report.

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

The Board of Directors

Intersil Corporation

We have audited the accompanying consolidated balance sheets of Intersil Corporation as of January 3, 2003 and December 28, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the fiscal years ended January 3, 2003 and December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at January 3, 2003 and December 28, 2001 and the consolidated results of its operations and its cash flows for the fiscal years ended January 3, 2003 and December 28, 2001, the 26 weeks ended December 29, 2000 and the 46 weeks ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in the fiscal year ended January 3, 2003, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/     Ernst & Young LLP

Jacksonville, Florida

January 24, 2003,

  except for Note AC, as to which the date is

  March 17, 2003

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
	(in thousands, except per share amounts)
Revenue
Product Sales	$411,723	$330,895	$481,066	$649,718
Costs and expenses
Cost of product sales	230,927	161,391	258,615	312,624
Research and development	60,316	46,990	106,087	131,044
Selling, general and administrative	89,369	65,305	93,526	111,728
Amortization of intangibles and unearned compensation.	9,024	15,271	44,175	24,611
In-process research and development	20,239	25,440	—	53,816
Impairment of long—lived assets	—	—	7,583	6,159
Restructuring	—	—	32,419	5,324
Other	1,178	—	—	—

Operating income (loss)	670	16,498	(61,339)	4,412
Loss on sale of Malaysian operation	24,825	—	—	—
Interest expense	41,924	6,788	2,263	870
Interest income	3,707	9,335	20,873	12,138
Loss on investments	—	—	8,242	1,736

Income (loss) before sale of certain operations, income taxes, extraordinary item and cumulative effect of a change in accounting principle	(62,372)	19,045	(50,971)	13,944
Operating results of certain operations disposed of during 2001
Net sales	185,127	104,557	38,460	—
Costs and expenses	(140,234)	(79,746)	(41,447)	—

	44,893	24,811	(2,987)	—
Gain on sale of certain operations	—	—	168,437	—

	44,893	24,811	165,450	—

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(17,479)	43,856	114,479	13,944
Income taxes (benefit)	(289)	30,759	62,405	18,914

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(17,190)	13,097	52,074	(4,970)
Extraordinary item—loss on extinguishment of debt, net of tax effect	(25,518)	(5,891)	(12,185)	—

Income (loss) before cumulative effect of a change in accounting principle	(42,708)	7,206	39,889	(4,970)
Cumulative effect of adoption of FAS 133, net of tax effect	—	(197)	—	—

Net income (loss)	(42,708)	7,009	39,889	(4,970)
Preferred dividends	5,391	—	—	—

Net income (loss) to common shareholders	$(48,099)	$7,009	$39,889	$(4,970)

Basic income (loss) per share:
Income (loss) before extraordinary item	$(0.30)	$0.13	$0.49	$(0.04)
Extraordinary item	(0.33)	(0.06)	(0.11)	—

Net income (loss)	$(0.63)	$0.07	$0.38	$(0.04)

Diluted income (loss) per share:
Income (loss) before extraordinary item	$(0.30)	$0.13	$0.48	$(0.04)
Extraordinary item	(0.33)	(0.06)	(0.11)	—

Net income (loss)	$(0.63)	$0.07	$0.37	$(0.04)

Weighted average common shares outstanding (in millions):
Basic	76.7	101.0	105.7	125.6

Diluted	76.7	105.2	108.9	125.6

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
	(in thousands)
Net income (loss)	$(42,708)	$7,009	$39,889	$(4,970)
Other comprehensive income (loss):
Currency translation adjustments	1,636	(3,309)	(366)	614
Unrealized gain (loss) on available-for-sale securities	—	—	1,676	(3,367)

Comprehensive income (loss)	$(41,072)	$3,700	$41,199	$(7,723)

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 28, 2001	January 3, 2003
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$554,119	$542,766
Short-term investments	47,334	80,836
Trade receivables, less allowances for collection loss ($534 as of December 28, 2001 and $1,107 as of January 3, 2003)	55,178	93,894
Inventories	67,888	85,967
Prepaid expenses and other current assets.	9,122	9,448
Deferred income taxes	33,807	34,267

Total Current Assets	767,448	847,178

Other Assets
Property, plant and equipment, less allowances for depreciation	140,068	161,375
Goodwill, less accumulated amortization	172,466	1,232,723
Other intangibles, less accumulated amortization	68,612	71,685
Investments	39,233	32,464
Deferred income taxes	—	15,647
Related party notes	—	1,000
Other	12,406	6,382

Total Other Assets	432,785	1,521,276

Total Assets	$1,200,233	$2,368,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$24,323	$37,539
Retirement plan accruals	3,051	10,261
Accrued compensation	27,435	21,383
Accrued interest and sundry taxes	2,792	2,336
Deferred revenue	—	12,407
Exit costs	6,037	3,029
Restructuring costs	17,875	12,577
Other accrued items	26,454	35,780
Sales reserves	3,792	6,103
Income taxes payable	24,732	24,368

Total Current Liabilities	136,491	165,783

Other Liabilities
Deferred income taxes	6,494	—

Shareholders’ Equity
Preferred Stock, $0.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 300,000,000 shares authorized, 90,565,018 shares outstanding at December 28, 2001 and 129,140,657 shares outstanding at January 3, 2003	906	1,290
Class B Common Stock, $.01 par value, non-voting; 300,000,000 shares authorized, 16,282,475 shares outstanding at December 28, 2001 and 7,786,719 shares outstanding at January 3, 2003	163	78
Additional paid-in capital	1,065,341	2,228,925
Retained earnings (deficit)	4,190	(780)
Unearned compensation	(1,056)	(20,104)
Accumulated other comprehensive loss	(363)	(3,116)
Treasury shares, at cost	(11,933)	(3,622)

Total Shareholders’ Equity	1,057,248	2,202,671

Total Liabilities and Shareholders’ Equity	$1,200,233	$2,368,454

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(42,708)	$7,009	$39,889	$(4,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	61,288	35,745	72,288	53,477
Provisions for inventory obsolescence	23,906	17,760	21,136	3,559
Write-off of in-process research and development	20,239	25,440	—	53,816
Write-off of unearned compensation	878	—	—	—
Loss on sale of Malaysian operation	24,825	—	—	—
Restructuring and impairments	—	—	48,244	14,483
Gain on sale of certain operations	—	—	(168,437)	—
Gain on sale of certain investments	—	—	—	(1,264)
Deferred income taxes	(4,680)	18,178	(35,189)	2,929
Changes in operating assets and liabilities:
Trade receivables	(24,991)	(11,656)	68,801	(22,911)
Inventories	(5,668)	(16,850)	(4,133)	(11,440)
Prepaid expenses and other current assets	(7,737)	364	1,447	3,246
Trade payables and accrued liabilities	42,599	(1,636)	(43,666)	3,618
Income taxes	2,290	4,642	27,096	2,699
Other	20,898	(16,322)	1,199	4,158

Net cash provided by operating activities	111,139	62,674	28,675	101,400

INVESTING ACTIVITIES:
Net change in short-term investments	—	—	(47,334)	(33,502)
Proceeds from sale of Malaysian operation	52,500	—	—	—
Proceeds from sale of certain operations	—	—	338,016	—
Proceeds from sale of certain investments	—	—	—	5,264
Cash paid for acquired businesses	—	(3,649)	—	(24,026)
Long-term investments	—	—	(13,000)	—
Property, plant and equipment	(38,813)	(27,523)	(40,632)	(52,992)

Net cash provided by (used in) investing activities	13,687	(31,172)	237,050	(105,256)

FINANCING ACTIVITIES
Proceeds from offering	513,114	158,983	—	—
Proceeds from exercise of stock options	1,985	4,574	10,104	9,378
Payments of borrowings	(435,204)	(54,226)	(61,545)	—
Repurchase of treasury shares	—	—	(11,933)	(18,565)

Net cash provided by (used in) financing activities	79,895	109,331	(63,374)	(9,187)
Effect of exchange rates on cash and cash equivalents	(158)	(176)	(829)	1,690

Net increase (decrease) in cash and cash equivalents	204,563	140,657	201,522	(11,353)
Cash and cash equivalents at the beginning of the period	7,377	211,940	352,597	554,119

Cash and cash equivalents at the end of the period	$211,940	$352,597	$554,119	$542,766

SUPPLEMENTAL DISCLOSURES—NON-CASH ACTIVITIES:
Exchange of Preferred Stock for Common Stock	$89,500	$—	$—	$—

Additional Paid-In-Capital from Tax Benefit on Exercise on Non-Qualified Stock Options	$2,132	$1,709	$4,042	$948

Common Stock Issued in Acquisition of No Wires Needed B.V.	$111,348	$—	$—	$—

Common Stock Issued in Acquisition of SiCOM, Inc.	$—	$162,620	$—	$—

Preferred Stock Received from Sale of Malaysian Operation	$15,800	$—	$—	$—

Common stock and options issued in merger with Elantec Semiconductor, Inc.	$—	$—	$—	$1,180,358

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
	(in thousands)
Initial capitalization at August 14, 1999	$158	$509	$5,935	$—	$—	$—	$—	$6,602

Net (loss)	—	—	—	(42,708)	—	—	—	(42,708)
Shares issued in initial public offering	220	—	512,894	—	—	—	—	513,114
Shares issued under Stock Option Plan	2	—	4,120	—	—	—	—	4,122
Shares sold to certain executives and foreign employees	—	—	878	—	—	(878)	—	—
Write-off of unearned compensation	—	—	—	—	—	878	—	878
Shares issued for acquisition of No Wires Needed B.V.	30	—	111,318	—	—	—	—	111,348
Exchange of preferred stock	38	—	89,462	—	—	—	—	89,500
Repurchase of warehouse shares	—	(12)	(93)	—	—	—	—	(105)
Preferred dividends	—	—	(5,391)	—	—	—	—	(5,391)
Foreign currency translation	—	—	—	—	—	1,636	—	1,636

Balance at June 30, 2000	448	497	719,123	(42,708)	—	1,636	—	678,996

Net income	—	—	—	7,009	—	—	—	7,009
Shares issued in secondary public offering	35	—	158,948	—	—	—	—	158,983
Shares issued under Stock Option Plan	4	—	1,933	—	—	—	—	1,937
Shares issued under Employee Stock Purchase Plan	2	—	4,340	—	—	—	—	4,342
Shares issued on exercise of warrants	35	—	(30)	—	—	—	—	5
Shares issued for acquisition of SiCOM, Inc	31	—	166,899	—	(4,310)	—	—	162,620
Manatee Investment Corp. share exchange	45	(45)	—	—	—	—	—	—
Sterling Holding Co., LLC share exchange	80	(80)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	453	—	—	453
Foreign currency translation	—	—	—	—	—	(3,309)	—	(3,309)

(table continues on following page)

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
	(in thousands)
Balance at December 29, 2000	680	372	1,051,213	(35,699)	(3,857)	(1,673)	—	1,011,036

Net income	—	—	—	39,889	—	—	—	39,889
Shares issued under Stock Option Plan	6	—	10,076	—	—	—	—	10,082
Shares issued under Employee Stock Purchase Plan	2	—	4,060	—	—	—	—	4,062
Shares issued on exercise of warrants	9	—	(8)	—	—	—	—	1
Sterling Holding Co., LLC share exchange	209	(209)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	2,801	—	—	2,801
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,676	—	1,676
Foreign currency Translation	—	—	—	—	—	(366)	—	(366)
Shares repurchased	—	—	—	—	—	—	(11,933)	(11,933)

Balance at December 28, 2001	906	163	1,065,341	4,190	(1,056)	(363)	(11,933)	1,057,248

Net loss	—	—	—	(4,970)	—	—	—	(4,970)
Shares issued under Stock Option Plan	13	—	5,481	—	—	—	—	5,494
Shares issued under Employee Stock Purchase Plan	3	—	4,904	—	—	—	—	4,907
Sterling Holding Co., LLC share exchange	85	(85)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	15,302	—	—	15,302
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3,367)	—	(3,367)
Foreign currency translation	—	—	—	—	—	614	—	614
Shares issued in merger with Elantec, Inc	296	—	1,180,062	—	—	—	—	1,180,358
Options issued in merger with Elantec, Inc	—	—	—	—	(34,350)	—	—	(34,350)
Shares retired	(13)	—	(26,863)	—	—	—	26,876	—
Shares repurchased	—	—	—	—	—	—	(18,565)	(18,565)

Balance at January 3, 2003	$1,290	$78	$2,228,925	$(780)	$(20,104)	$(3,116)	$(3,622)	$2,202,671

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Intersil Corporation (“Intersil” or the “Company”) is a leading designer and manufacturer of high performance analog integrated circuits and wireless networking solutions. Using proprietary technologies and superior design methodologies, Intersil designs, develops and delivers solutions primarily for five markets in the semiconductor industry – power management, optical storage, video displays, standard analog and wireless networking. Power management products are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. Optical storage products encompass CD and DVD recordable devices. Video products include silicon solutions for items such as flat panel displays, TFT-LCD displays, overhead displays, and set top converters. Standard analog products include switches, MUXes and interface devices for computing, communications, test and instrumentation, medical, industrial and other applications. Wireless networking products are used for Wireless LAN (WLAN) including a variety of 802.11 standards.

Basis of Presentation

Intersil was formed on August 13, 1999 through a series of transactions in which Intersil acquired the semiconductor business of Harris Corporation.

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

On May 14, 2002, the Company consummated the merger with Elantec Semiconductor, Inc. (“Elantec”) by using Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the merger date.

The Company’s 2002 fiscal year contains 53 weeks. Consequently, the third quarter of 2002 contained 14 weeks. This varies from the 13 weeks contained in a standard quarter.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The combined year 2000 is comprised of the 46 weeks ended June 30, 2000, the stub year 2000 includes the 26 weeks ended December 29, 2000, the fiscal year 2001 includes the 52 weeks ended December 28, 2001, and the fiscal year 2002 includes the 53 weeks ended January 3, 2003.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—Cash equivalents consist primarily of highly liquid investments with maturities of three months or less when purchased.

Short-term Investments—Investments identified as short-term are income yielding securities that can be readily converted into cash having maturities of less than one year. Examples of short-term investments include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds.

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. The Company establishes a general reserve of approximately 1% of gross trade receivables in addition to a specific reserve for receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. Intersil does not charge interest on overdue receivables.

Inventories—Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (FIFO) method, or market. Shipping and handling costs are classified as a component of cost of product sales in the consolidated statements of operations.

Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The estimated useful lives of buildings range between five and 50 years. The estimated useful lives of machinery and equipment range between three and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset. Depreciation expense was $52.3 million, $20.5 million, $28.1 million and $28.9 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively.

Investments in Available for Sale Securities—The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”. Investments identified as available-for-sale securities are carried at fair value as established by readily determinable market prices as of each balance sheet date. These investments are classified as other assets on the balance sheets. Temporary gains and losses are classified as components of comprehensive income, while other-than-temporary-losses and permanent gains and losses are classified as components of net income (loss). Other-than-temporary-losses are recognized when either the quoted market price was less than the carrying value for two consecutive quarters or other qualitative indicators of impairment arise.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $11.1 million, $7.0 million, $10.9 million and $11.3 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively.

Revenue Recognition—Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. Product sales to two distributors for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, and the 52 weeks ended December 28, 2001 amounted to 15.7%, 33.9%, and 12.2%, respectively, of total product sales. Due to changes in our sales channel model, these distributors did not comprise a significant portion of the Company’s 2002 revenue.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective March 30, 2002 the Company began to recognize revenue to North American distributors on a sell-through basis. As such, the Company now recognizes sales to North American distributors upon shipment to the end customer. Formerly, the Company recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the merger with Elantec, changes in the distributor mix and changes in market pricing affect the estimability of customer acceptance. The impact of this change resulted in a reduction in income before taxes and extraordinary item, net income, and diluted earnings per share of $10.1 million, $6.6 million and $0.05 (based on the shares outstanding at June 28, 2002, the quarter of adoption), respectively. This change did not have a material impact on the results of operations subsequent to the adoption as the recognition of previously deferred revenue offset the additional deferrals. Deferred gross profit on North American distributor sales at January 3, 2003 was $12.4 million.

Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

Retirement Benefits—Intersil provides retirement benefits to substantially all employees primarily through a retirement plan to which both the Company and its employees contribute. Contributions by Intersil to the retirement plan are based on profits of the Company and a dollar for dollar match of employees’ contributions up to a certain predetermined percentage. Intersil may make additional contributions to the fund at its discretion.

The savings element of the retirement plan is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). All employees of the Company may elect to participate in the 401(k) retirement plan (the “401(k) plan”). Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company provides matching contributions under the provisions of the plan. Employees fully vest in the Company’s matching contributions upon the completion of five years of service.

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil accrues the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plans expense was $10.4 million for the 46 weeks ended June 30, 2000, $9.6 million for the 26 weeks ended December 29, 2000, $7.9 million for the 52 weeks ended December 28, 2001, and $8.6 million for the 53 weeks ended January 3, 2003.

Stock Options—The Company accounts for the 1999 Equity Compensation Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. No such compensation expense has been recorded to date. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company would have reported a net loss of $43.3 million for the 46 weeks ended June 30, 2000, net income of $4.2 million for the 26 weeks ended December 29, 2000, net income of $27.5 million for the 52 weeks ended December 28, 2001, and a net loss of $28.1 million for the 53 weeks ended January 3, 2003.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles net income (loss) as previously reported to the net income (loss) that would have been reported had compensation cost for the Company’s stock option plan been determined consistent with SFAS 123:

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
	(in millions, except per share information)
Net income (loss), as reported	$(42.7)	$7.0	$39.9	$(5.0)
SFAS 123 impact	$(0.6)	$(2.8)	$(12.4)	$(23.1)
Adjusted net income (loss)	$(43.3)	$4.2	$27.5	$(28.1)
Adjusted basic income (loss) per share	$(0.64)	$0.04	$0.26	$(0.22)
Adjusted diluted income (loss) per share	$(0.64)	$0.04	$0.25	$(0.22)
Basic income (loss) per share, as reported	$(0.63)	$0.07	$0.38	$(0.04)
Diluted income (loss) per share, as reported	$(0.63)	$0.07	$0.37	$(0.04)

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
Expected volatility	0.5	0.877	1.002	0.818
Dividend yield	—	—	—	—
Risk-free interest rate	6.25%	5.47%–6.20%	4.14%–5.40%	4.80%
Expected life, in years	7	7	7	7

Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the balance sheets.

Asset Impairment—Intersil accounts for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold are stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. Prior to SFAS 144’s adoption on December 29, 2001, Intersil accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Intangibles—In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which the Company adopted on December 29, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. In conjunction with the adoption of SFAS 142, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives as of

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 29, 2001 and found no impairment. Beginning in 2002 the Company performs an annual impairment review during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist.

As required by SFAS 142, the Company ceased amortizing goodwill and other indefinite lived intangible assets of $177.0 million beginning December 29, 2001. Included in this amount is $4.5 million of assembled workforce. Any additional goodwill recorded as a result of future purchase transactions will not be amortized but will be subject to the annual impairment tests set forth in SFAS 142.

The following table presents the impact of SFAS 142 on income (loss) before extraordinary item and cumulative effect of a change in accounting principle, net income (loss), and net income (loss) per share had no amortization been recorded for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000 and the 52 weeks ended December 28, 2001, respectively (in millions):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle—adjusted	$(14.1)	$24.3	$85.2

Net income (loss)—as reported	$(42.7)	$7.0	$39.9
SFAS 142 adjustments	3.1	11.2	33.1
SFAS 142 tax effect	(1.1)	(3.4)	(9.9)

Net income (loss)-adjusted	$(40.7)	$14.8	$63.1

Adjusted basic earnings per share	$(0.60)	$0.15	$0.60

Adjusted diluted earnings per share	$(0.60)	$0.14	$0.58

Forward and Option Contracts—When Intersil sells products outside the United States or enters into purchase commitments, the transactions are frequently denominated in currencies other than U.S. dollars. It is Intersil’s policy not to speculate in foreign currencies. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral and therefore, gains and losses on changes in fair market value of the foreign exchange contracts are recognized in income. Premiums paid for option contracts that are not exercised are written off at the time of expiration. Gains and losses on foreign exchange contracts are included within cost of product sales within the statements of operations.

Foreign Currency Translation—The functional currency for Intersil’s international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Aggregate cumulative translation losses were $(2.0) million and $(1.4) million at December 28, 2001 and January 3, 2003, respectively.

Income (Loss) Per Share—Income (loss) per share is computed and presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings per Share” and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

Use of Estimates—The statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—INVENTORIES

Inventories are summarized below (in thousands):

	December 28, 2001	January 3, 2003
Finished products	$24,666	$26,090
Work in process	69,758	80,897
Raw materials and supplies	3,090	3,841

	97,514	110,828
Less inventory reserves	(29,626)	(24,861)

	$67,888	$85,967

At December 28, 2001 and January 3, 2003 Intersil was committed to purchase $8.4 million and $23.3 million, respectively, of inventory from suppliers.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	December 28, 2001	January 3, 2003
Land	$2,584	$2,024
Buildings	51,585	49,154
Machinery and equipment	148,950	196,350

	203,119	247,528
Less allowances for depreciation	(63,051)	(86,153)

	$140,068	$161,375

NOTE E—INTANGIBLES

Intangibles are summarized below (in thousands):

	December 28, 2001	January 3, 2003
Indefinite Lived Intangible Assets:
Goodwill	$216,873	$1,277,130
Less accumulated amortization	(44,407)	(44,407)
Assembled Workforce	8,593	8,593
Less accumulated amortization	(4,066)	(4,066)

Definite Lived Intangible Assets:
Developed Technology	66,118	78,519
Less accumulated amortization	(12,492)	(19,588)
Customer Base	15,314	15,314
Less accumulated amortization	(4,855)	(7,087)

Total Intangibles	$241,078	$1,304,408

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite lived intangible assets are amortized over their useful lives, which are 9 to 11 years for developed technology and 7 years for customer base. Amortization expense on intangible assets was $9.0, $14.8, $41.4 and $9.3 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively. Expected amortization expense for each of the next five years are the following: 2003—$9.6 million, 2004—$9.6 million, 2005—$9.6 million, 2006—$8.9 million and 2007—$7.5 million. Amortization on the consolidated statements of operations includes additional amortization for unearned compensation. Unearned compensation is contained within the shareholders’ equity portion of the consolidated balance sheets. Amortization of unearned compensation was $0.5 million, $2.8 million and $15.3 million for the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively. We recorded no amortization on unearned compensation in the 46 weeks ended June 30, 2000. Expected amortization of the unearned compensation for each of the next four years are the following: 2003—$12.3 million, 2004—$4.9 million, 2005—$2.3 million, 2006—$0.7 million and 2007—$0.0 million.

NOTE F—INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
Numerator:
Net income (loss) to common shareholders	$(48,099)	$7,009	$39,889	$(4,970)

Denominator:
Denominator for basic earnings per share—weighted average common shares	76,745	101,014	105,740	125,591
Effect of dilutive securities
Stock options	—	1,000	1,348	—
Warrants	—	3,153	1,856	—

Denominator for diluted earnings per share— adjusted weighted average shares	76,745	105,167	108,944	125,591

Basic income (loss) per share	$(0.63)	$0.07	$0.38	$(0.04)

Diluted income (loss) per share	$(0.63)	$0.07	$0.37	$(0.04)

The effect of 6,488 and 3,510 dilutive securities is not included in the computations for the 46 weeks ended June 30, 2000 and the 53 weeks ended January 3, 2003, respectively, because to do so would be antidilutive.

NOTE G—AVAILABLE-FOR-SALE SECURITIES AND LOSS ON INVESTMENTS

Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheets. They are recorded at fair value, which is determined based on quoted market prices. Due to changes in the market prices, an unrealized holding loss in the amount of $5.7 million ($3.4 million net of tax benefit) has been charged to other comprehensive loss for the 53 weeks ended January 3, 2003, while an unrealized holding gain of $4.0 million ($1.7 million after tax) was included in other comprehensive income for the 52 weeks ended December 28, 2001. The carrying value of these securities

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $9.2 million and $5.9 million as of December 28, 2001 and January 3, 2003, respectively. The cumulative amount of unrealized holding gains (losses) contained within the other comprehensive income (loss) portion of the equity section was $1.7 million and ($1.7) million at December 28, 2001 and January 3, 2003, respectively.

On August 8, 2000, ChipPAC completed its initial public offering and Intersil’s investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock. During the 52 weeks ended December 28, 2001, the Company recorded an impairment charge of $8.2 million ($4.0 million after tax) related to its investment in ChipPAC, Inc. common stock which reflected an other-than-temporary decline in value based on two consecutive quarters where the quoted market price was less than the carrying value.

During the 53 weeks ended January 3, 2003, the Company recorded an impairment charge of $3.0 million ($2.0 million after tax) related to an investment contained within the other long-term asset section of the balance sheet. As the Company holds less than a 20% equity ownership with no indicators of influence in the investee and the shares are not readily traded on a major stock exchange, this investment was held at cost. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

Also, during the 53 weeks ended January 3, 2003, the Company recorded a gain of $1.3 million ($0.8 million after tax) from the sale of its investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

NOTE H—MERGER WITH ELANTEC

On May 14, 2002, following receipt of approval of the shareholders of Intersil and Elantec, Intersil consummated the merger with Elantec by using Intersil Class A common stock, options to purchase common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. Elantec designed, manufactured and marketed high performance analog solutions to manufacturers in the markets for video, optical storage, communications and power management products. Intersil entered into this merger to expand into additional high growth analog markets. Intersil and Elantec also shared a significant number of customers and had complementary product portfolios. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the merger date. Consideration for the merger with Elantec consisted of cash, common stock and options to purchase common stock.

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

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the merger, the Company incurred transaction related fees of $20.9 million. The Company also incurred costs of $7.1 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note I). Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income (loss). The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	20.9
Exit costs incurred	7.1
Unearned compensation	(34.3)

Total purchase price	$1,364.9

An independent valuation specialist performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,060.3 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The purchase price allocation, which is subject to change based on actual costs incurred, is as follows (in millions):

Tangible current assets	$232.1
Tangible long-term assets	17.4
Tangible liabilities	(9.6)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,060.3
Deferred tax liability	(4.7)
Tax benefit from exercise of vested options	3.2

Total purchase price	$1,364.9

The appraisal of the acquired Elantec business included $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years. Additionally, the total amount of goodwill recorded as part of the original purchase accounting was reduced by approximately $3.2 million dollars for the income tax benefit recognized upon the exercise of Intersil options issued to holders of vested Elantec options on the date of the merger.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma consolidated results of operations are presented as if the Elantec merger occurred on December 30, 2000 and December 29, 2001, respectively, (in millions, except per share data):

	(unaudited) 52 Weeks Ended December 28, 2001	(unaudited) 53 Weeks Ended January 3, 2003
Product sales	$575.9	$691.5
Net loss before extraordinary item	$(27.3)	$(8.6)
Net loss	$(39.5)	$(8.6)
Net loss per basic share	$(0.29)	$(0.07)

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles. Included in the pro forma results above are certain non-recurring events. These events include the write-off of in-process research and development costs ($53.8 million), which is included in the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003. One time costs during the 52 weeks ended December 28, 2001 include the impairment of long-lived assets ($7.6 million), the impairment of marketable securities ($8.2 million), restructuring costs ($54.2 million) and a gain from the sale of certain operations ($168.4 million). Included in the 53 weeks ended January 3, 2003 are the impairment of long-lived assets ($6.2 million) and restructuring costs ($7.7 million). The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

NOTE I—RESTRUCTURING COSTS RELATED TO THE EXIT OF ELANTEC’S ACTIVITIES

Included in the purchase price of the Elantec merger (see Note H) are $7.1 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 106 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of January 3, 2003 approximately 35% of the affected employees had been terminated. The remaining employees will be terminated over the next six months. The affected sales offices and fabrication facility will be closed within the next six months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. During fiscal year 2003, the Company estimates the cost savings of the restructuring plan to be approximately $15 to $18 million. A summary of the restructuring costs and the remaining accrual follows:

	Additions	Utilization	Balance January 3, 2003
	(in millions)
Employee termination costs	$3.6	$(0.9)	$2.7
Milpitas plant closure costs	2.4	(0.1)	2.3
Sales office closure costs	1.1	(0.1)	1.0

Total Restructuring costs	$7.1	$(1.1)	$6.0

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE J—SALE OF CERTAIN OPERATIONS

On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits to be incurred within one year from the sale date.

At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees with 165 of the employees being located in the United States, 37 in Europe and 5 in Asia. As of January 3, 2003, all of the affected employees have been terminated.

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

NOTE K—RESTRUCTURING AND OTHER NON-RECURRING CHARGES

As part of the merger with Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation therein. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate sales office operations of the Company that existed prior to the merger. As a result of the restructuring, the Company recorded a charge of $5.3 million ($3.4 million after tax) during the 53 weeks ended January 3, 2003.

In March 2001, the Board of Directors approved and the Company announced several major restructuring activities to improve ongoing operations and product gross margins. The restructuring plans included the phased closure of the Company’s Findlay, Ohio manufacturing operation, the exit of the modem board assembly manufacturing process in Scottsdale, Arizona and the exit of the valued-added-reseller’s channel in Europe for wireless access end products. As a result of the restructuring, the Company recorded expenses of approximately $32.4 million ($15.7 million after tax) during the 52 weeks ended December 28, 2001.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
	(in millions)
Employee termination costs
Findlay plant closure	$13.6	$—	$(9.4)	$4.2
Sales force reduction	—	3.5	(2.5)	1.0

	13.6	3.5	(11.9)	5.2
Other exit costs
Findlay facility decommission costs	4.1	—	(3.8)	0.3
SiCOM asset removal and related costs	—	0.6	(0.1)	0.5
SiCOM contract cancellation costs	0.2	—	(0.2)	—
Sales channel consolidation costs	—	1.2	(0.6)	0.6

	4.3	1.8	(4.7)	1.4

Total restructuring costs	$17.9	$5.3	$(16.6)	$6.6

Employee Termination Costs

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of January 3, 2003, approximately 80% of the affected employees had been terminated. The remaining employees will be terminated over the next three months.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and accordingly all of the affected employees had been terminated as of January 3, 2003.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. During the 52 weeks ended December 28, 2001, Intersil wrote off $9.5 million of intangible assets as well as other miscellaneous assets attributable to the exit of the modem board assembly manufacturing process. The Company terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring.

In connection with the closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the 52 weeks ended December 28, 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed. The Company recorded an additional impairment of these assets in the 53 weeks ended January 3, 2003 (Note L).

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other exit costs arising out of the merger with Elantec include costs to be incurred while consolidating sales channels. These costs are comprised of lease termination charges relating to the closure of various sales offices as well as liabilities assumed in connection with the termination of certain sales representative relationships.

NOTE L—IMPAIRMENT OF LONG-LIVED ASSETS

During the 53 weeks ended January 3, 2003 the Company recorded an impairment on various long-lived assets of $6.2 million ($4.0 million after tax). The majority of this impairment was related to closure of the Findlay, Ohio manufacturing operation. The Company wrote these assets down by $3.6 million ($2.3 million net of tax) to their fair value based on the contractual sales price. Prior to this impairment, the carrying value of the Findlay assets was $5.2 million. The remaining impairment is primarily related to the adjustment of idle equipment to their fair value based on estimated future cash flows from these assets.

NOTE M—PREFERRED STOCK

Intersil has 100,000 shares of preferred stock authorized, stated value of $0.01 per share. The rights of holders of preferred stock will be stipulated at the time of issuance as determined by the Board of Directors pursuant to the adoption of a shareholder rights plan. On August 13, 1999, Intersil sold 83,434 shares of its 12% Series A Cumulative Compounding Preferred Stock to certain buyers, including Sterling Holding Company, LLC, Harris and certain members of management. The $83.4 million received from the sale was used as a cash equity contribution from Intersil to Intersil Communications, Inc. for the acquisition of the semiconductor business. No preferred stock was outstanding at December 28, 2001 or January 3, 2003.

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

NOTE N—LEASE COMMITMENTS

Total rental expense amounted to $5.0 million for the 46 weeks ended June 30, 2000, $3.7 million for the 26 weeks ended December 29, 2000, $9.9 million for the 52 weeks ended December 28, 2001, and $8.0 million for the 53 weeks ended January 3, 2003. Future minimum rental commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $12.7 million at January 3, 2003. These commitments for the years following 2002 (which exclude the estimated rental expense for annually renewable contracts) are: 2003—$4.1 million, 2004—$2.9 million, 2005—$1.9 million, 2006—$0.4 million, 2007—$0.4 million and $3.0 million thereafter.

NOTE O—COMMON STOCK

Intersil is authorized to issue 600.0 million shares of Intersil common stock, par value $0.01 per share, divided into two classes consisting of 300.0 million shares of Intersil Class A Common Stock and 300.0 million shares of Intersil Class B Common Stock. Holders of Class A Common Stock are entitled to one vote for each

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 13, 1999, in connection with the issuance of the 13.5% Subordinated Holding PIK Note, Intersil issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.0015 per share, subject to certain anti-dilution adjustments. These warrants became exercisable after August 13, 2000 and expire on August 15, 2009. As Intersil prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the number of shares subject to such warrants were reduced to 2,222,224 shares. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note. At January 3, 2003, 1,050,164 shares of Intersil Class A Common Stock remained to be exercised pursuant to these warrants.

Intersil had an option to purchase 1,161,905 shares (warehouse shares) from a majority shareholder at $0.075 per share pursuant to an agreement executed at the initial capitalization. Intersil repurchased the 1,161,905 shares in January 2000.

On February 25, 2000, Intersil completed the filing of a registration statement with the Securities and Exchange Commission (SEC) for a public offering of shares of its Class A Common Stock. Intersil issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share. The net proceeds of this offering, after deducting underwriting discounts and commissions, were approximately $513.1 million.

In connection with the Company’s initial public offering on February 25, 2000, Intersil effected a 1-for-1.5 reverse stock split of its Class A and Class B common shares as of February 23, 2000. All references to common shares in the accompanying consolidated financial statements reflect Intersil’s reverse stock split.

On May 29, 2000, Intersil acquired 100% of the outstanding capital stock of Bilthoven, The Netherlands-based No Wires Need B.V. (“NWN”). Consideration for the acquisition of NWN was 3.35 million shares of Intersil Class A Common Stock valued at $111.3 million at the date of closing.

At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil. Each warrant entitles the holder to purchase 18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of January 3, 2003, 199,500 warrants had been exercised for 3,694,432 shares of Intersil Class A Common Stock and 500 warrants to purchase 9,275 shares of Class A Common Stock remained outstanding.

During the 46 weeks ended June 30, 2000, Intersil recorded $0.9 million of unearned compensation for the excess of the fair value of the Class A Common Stock over the grant price for stock sold to certain executives by the majority shareholder of Intersil. Upon the Company’s initial public offering, the stock sold became fully vested and the unearned compensation was written off.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sterling Holding Company, LLC. (“Sterling”), in connection with the Company’s public offering in September 2000, converted 8,007,902 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. In May 2001, Sterling converted 5,635,948 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. In November 2001, Sterling converted 15,288,573 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. In March 2002, Sterling converted 8,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. At January 3, 2003, Sterling still held 7,786,719 shares, or 100%, of the outstanding Intersil Class B Common Stock.

On October 27, 2000, Intersil acquired 100% of the outstanding stock of Scottsdale, Arizona based SiCOM, Inc. (“SiCOM”). Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Class A Common Stock valued at $162.6 million. The Company recognized $4.3 million in unearned compensation relative to the unvested portion of the options granted in connection with the acquisition. The unearned compensation is being amortized over the remaining vesting period of those options.

In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The number of shares to be repurchased and timing of purchases will be based on a variety of factors, including general market conditions, and the market price and trading volume of its shares. During the 53 weeks ended January 3, 2003, the Company repurchased 1,002,500 shares of its Class A common stock at an approximate cost of $18.6 million under its stock repurchase program. During the 53 weeks ended January 3, 2003, the Company retired 1,275,500 shares of its Class A common stock which were formerly held as treasury stock. The total dollar value of the treasury stock retired during the 53 weeks ended January 3, 2003 was $26.9 million. As of December 28, 2001 and January 3, 2003, respectively, 498,000 and 225,000 shares at an approximate cost of $11.9 million and $3.6 million had been repurchased and were held as treasury stock. The following table summarizes the treasury share activity enumerated above (in millions and at cost):

Treasury shares as of December 28, 2001	$11.9
Treasury shares repurchased during the 53 weeks ended January 3, 2003	18.6
Treasury shares retired during the 53 weeks ended January 3, 2003	(26.9)

Treasury shares as of January 3, 2003	$3.6

On May 14, 2002 the Company issued 29,587,331 shares of its Class A common stock in exchange for all outstanding shares of Elantec common stock (see Note H).

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—INCOME TAXES

The provision (benefit) for income taxes is summarized below (in thousands):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
Current taxes:
Federal	$—	$4,484	$81,672	$578
State	—	166	6,465	899
Foreign	4,391	4,155	1,909	9,120

	4,391	8,805	90,046	10,597
Deferred taxes:
Federal	(4,198)	16,565	(32,199)	8,016
State	(482)	1,613	(2,990)	301

	(4,680)	18,178	(35,189)	8,317

Income tax expense (benefit)	$(289)	$26,983	$54,857	$18,914

The benefit related to tax deductions for the Company’s stock option plans is recorded as an increase to additional paid-in capital when realized. The Company realized tax benefits of approximately $2.1 million, $1.7 million, $4.0 million and $0.9 million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001, and the 53 weeks ended January 3, 2003, respectively.

Current and deferred income tax expense for the 52 weeks ended December 28, 2001 includes a reclassification between current and deferred income tax expense of approximately $21.1 million attributable to a true-up of current tax expense for previously filed tax returns.

The provision (benefit) for income taxes is included in the Company’s consolidated statements of operations as follows (in thousands):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
Income tax expense (benefit) from operations	$(289)	$30,759	$62,405	$18,914
Income tax benefit from extraordinary item and change in accounting principle	—	(3,776)	(7,548)	—

Total income tax expense (benefit)	$(289)	$26,983	$54,857	$18,914

The income tax benefit from extraordinary items is attributable to the pay-off of approximately $51.0 million of the outstanding 13.25% Senior Subordinated Notes for the 26 weeks ended December 29, 2000 and approximately $61.4 million for the 52 weeks ended December 28, 2001 as discussed in Note X—Extraordinary Items and the adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as discussed in Note T—Adoption of Financial Accounting Standard No. 133.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of $3.7 million tax benefit) of $5.9 million for the 26 weeks ended December 29, 2000 and (net of $7.5 million tax benefit) $12.2 million for the 52 weeks ended December 28, 2001. The tax benefit attributable to the extraordinary item reduced the Company’s current federal and state income tax expense by $3.4 million and $0.3 million, respectively for the 26 weeks ended December 29, 2000 and $6.9 million and $0.6 million, respectively for the 52 weeks ended December 28, 2001. In connection with the adoption of SFAS 133, the Company recorded a cumulative-effect-type adjustment (net of $0.1 million tax benefit) of $0.2 million for the 26 weeks ended December 29, 2000. The tax benefit attributable to the adoption of SFAS 133 reduced the Company’s current federal and state income tax expense by $0.1 million.

In the year 2000, the Malaysian taxing authority converted its income tax system to a self-assessment system. The new self-assessment system requires Malaysian corporate taxpayers to make estimated tax payments in year 2000 based on year 2000 estimated taxable income. Previously, Malaysian corporate taxpayers submitted tax payments following the year of assessment.

The components of deferred income tax assets (liabilities) are as follows (in thousands):

	December 28, 2001		January 3, 2003
	Current	Non-Current	Current	Non-current
Receivables	$410	$—	$515	$—
Inventory	7,111	—	5,305	—
Fixed Assets	—	(6,285)	—	(234)
Intangibles	—	(3,639)	—	(8,037)
Accrued Expenses	26,286	—	26,373	753
NOL Carryforward	—	2,865	—	11,296
Tax Credits	—	—	—	10,082
All other—net	—	565	2,074	1,787

	$33,807	$(6,494)	$34,267	$15,647

A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
Statutory U.S. income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.1	5.2	3.2	6.5
International income	—	3.3	2.8	(5.1)
Tax benefit related to export sales	—	(1.3)	(0.3)	(5.2)
Research credits	0.8	(4.4)	(2.2)	(35.0)
In-process research and development	(16.5)	26.2	—	136.2
Goodwill amortization	(1.2)	11.6	16.6	6.2
Effect of sales of Malaysian operations	(18.0)	—	—	—
Other items	(0.5)	3.8	2.8	(2.9)

Effective income tax rate	0.7%	79.4%	57.9%	135.7%

United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil’s intention to reinvest these earnings.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income (loss) of international subsidiaries was $21.6 million for the 46 weeks ended June 30, 2000, $0.4 million for the 26 weeks ended December 29, 2000, $4.4 million for the 52 weeks ended December 28, 2001, and $28.0 million for the 53 weeks ended January 3, 2003.

Income taxes paid were $0.6 million for the 46 weeks ended June 30, 2000, $4.0 million for the 26 weeks ended December 29, 2000, $61.7 million for the 52 weeks ended December 28, 2001, and $12.4 million for the 53 weeks ended January 3, 2003.

For tax purposes, the Company had federal and state net operating loss carryforwards of approximately $25.9 million as of January 3, 2003. These net operating loss carryforwards begin to expire for federal and state purposes in 2019 and 2004, respectively. Additionally, the Company has foreign net operating loss carryforwards of approximately $2.1 million as of January 3, 2003.

The federal and state net operating loss carryforwards could be subject to limitation if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

The Company recorded a valuation allowance in 2001 of approximately $2.2 million related to certain foreign net operating loss carryforwards. The net change in total valuation allowance for the 53 weeks ended January 3, 2003 was $(2.2) million and relates to utilization of certain foreign net operating losses in 2002 and the Company’s expectations regarding utilization of the remaining net operating loss carryforwards.

NOTE Q—GEOGRAPHIC INFORMATION

Intersil operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in thousands):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000	52 Weeks Ended December 28, 2001	53 Weeks Ended January 3, 2003
United States Operations
Net sales	$389,741	$303,242	$161,122	$167,289
Long-lived assets	333,668	485,357	343,559	1,426,115
International
Net sales	21,982	27,653	319,944	482,429
Long-lived assets	112,487	103,312	89,226	95,161

Export sales included in U.S. operations were $227.5 million for the 46 weeks ended June 30, 2000, $163.9 million for the 26 weeks ended December 29, 2000, and $3.7 million for the 52 weeks ended December 28, 2001. There were no export sales included in US operations in the 53 weeks ended January 3, 2003.

NOTE R—FINANCIAL INSTRUMENTS

At December 28, 2001 and January 3, 2003, the Company’s financial instruments included cash and cash equivalents, investments, receivables, accounts payable, and forward foreign currency exchange contracts. The carrying values of cash and cash equivalents, short-term investments, receivables, and accounts payable

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximates fair value due to the short-term maturities of these assets and liabilities. Investments, included in other assets on the consolidated balance sheets, are comprised mainly of less than 20% equity interests in companies. Accordingly, the investments are accounted for using the cost method, which approximates fair value, and are classified as other assets. The carrying values of these investments were $39.2 million and $32.5 million at December 28, 2001 and January 3, 2003, respectively. Included in these amounts is the investment in ChipPAC common stock, which is classified as available-for-sale and recorded at fair value as determined by quoted market prices (see Note G). The fair value of other financial instruments is based on quoted market prices or pricing models using prevailing financial market information at the date of measurement.

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of January 3, 2003 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term debt rating of no less than AA by Standard & Poor’s or Aa by Moody’s. For short-term debt (a maturity date less that 365 days) the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one institution. At January 3, 2003, the Company did not require and was not required to collateralize any of its financial instrument obligations.

Interest paid in the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001, and the 53 weeks ended January 3, 2003 was $0.1 million, $1.4 million, $4.4 million and $0.8 million, respectively.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at January 3, 2003, due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across many geographic areas, and the diversification of the Company’s portfolio among instruments and issuers. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to minimize the risk of credit loss. Expected losses are provided for currently and actual losses have been within management’s expectations.

Intersil issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. Intersil had outstanding letters of credit totaling $3.4 million and $3.7 million at December 28, 2001, and January 3, 2003, respectively.

Intersil markets its products for sale to customers, including distributors, primarily in the United States, Asia/Pacific and Europe. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Intersil maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were $3.2 million, $1.9 million, $0.9 million and ($1.0) million for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts were $9.6 million and $17.8 million at December 28, 2001 and January 3, 2003, respectively, all of which were used to hedge anticipated foreign cash flow commitments. Intersil purchased and sold $25.8 million and $93.9 million of foreign exchange forward and put option contracts for the 52 weeks ended December 28, 2001 and the 53 weeks ended January 3, 2003, respectively.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total open foreign exchange contracts and options at December 28, 2001 and January 3, 2003 are described in the table below:

December 28, 2001

Commitments to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Euro	6,500	$5,847	1 – 6
Japanese Yen	450,000	3,785	1 – 6

January 3, 2003

Options to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Euro	6,500	$6,274	1 – 6
Japanese Yen	900,000	7,344	1 – 6

Commitments to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Japanese Yen	506,872	$4,182	1 – 2

NOTE S—EMPLOYEE BENEFIT PLANS

Equity Compensation Plan

On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (the Plan), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of Intersil Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 17.5 million shares by the shareholders at the Annual Meeting of Shareholders held May 15, 2001.

The exercise price of each option granted under the Plan shall be determined by a committee of the Board of Directors (the Board). The maximum term of any option shall be 10 years from the date of grant for incentive stock options and 10 years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board currently vesting ratably over approximately four to five years. Employees receiving options under the Plan may not receive in any one-year period options to purchase more than 666,667 shares of common stock.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plan is presented in the table below:

	46 weeks ended June 30, 2000		26 weeks ended December 29, 2000		52 weeks ended December 28, 2001		53 weeks ended January 3, 2003
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of period	—	$0.00	2,955	$15.76	4,136	$25.72	5,623	$26.50
Granted	3,177	15.41	1,325	48.12	2,345	24.83	15,519	19.14
Exercised	(194)	10.21	(66)	2.25	(316)	10.52	(905)	6.36
Canceled	(28)	15.20	(78)	25.56	(542)	25.26	(893)	23.07

Outstanding at end of period	2,955	$15.76	4,136	$25.72	5,623	$26.50	19,344	21.56

Exercisable at end of period	191	$2.89	162	$3.01	822	$28.29	7,596	18.56

Weighted average fair value of options granted		$5.07		$24.16		$20.59		$21.50

Information with respect to stock options outstanding and stock options exercisable is presented in the table below:

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
December 28, 2001
$2.25	1,013	7.70	$2.25	221	$2.25
$6.93	29	7.63	$6.93	29	$6.93
$15.00-$21.25	953	9.17	$17.33	—	—
$25.00-$35.88	2,149	8.97	$28.37	221	$27.40
$37.56-$55.13	1,460	8.70	$46.55	347	$46.87
$57.31-$63.06	19	8.51	$58.35	4	$58.35

January 3, 2003
$1.10-$1.67	1,137	5.47	$1.31	1,117	$1.31
$1.71-$2.41	1,683	6.40	$2.16	1,196	$2.13
$2.86-$4.30	40	6.06	$3.38	27	$3.33
$4.41-$6.39	278	6.45	$5.27	218	$5.27
$6.89-$10.37	933	7.01	$9.08	720	$9.13
$12.86-$18.38	3,544	9.40	$15.15	472	$15.77
$19.50-$26.12	4,595	8.48	$22.67	1,306	$22.85
$26.29-$35.88	4,645	8.82	$29.42	1,206	$28.85
$37.07-$55.13	2,457	7.61	$42.83	1,321	$42.52
$57.31-$79.01	32	7.64	$62.59	15	$63.22

Employee Stock Purchase Plan

In February 2000, Intersil adopted the Employee Stock Purchase Plan (the ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Intersil has reserved 1,333,334 shares of common stock for issuance under the ESPP. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). No shares had been issued as of June 30, 2000. As of December 29, 2000, December 28, 2001 and January 3, 2003 , approximately 169,000, 462,000 and 783,000 shares had been issued under the ESPP, respectively.

NOTE T—ADOPTION OF FINANCIAL ACCOUNTING STANDARD NO. 133

Effective July 1, 2000, the Company adopted SFAS 133, which requires that all derivative instruments be reported on the consolidated balance sheets at fair value and establishes a criterion for designation and effectiveness of hedging relationships. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type adjustment, net of tax, of $(0.2) million to recognize the fair value of the derivatives. The derivatives were also recognized on the consolidated balance sheet at their fair value of $(0.4) million on December 29, 2000.

NOTE U—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The provisions of SFAS 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. This standard is effective for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a significant impact on its financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective January 4, 2003. The Company does not expect the adoption of SFAS 145 to have a significant impact on its financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The Company is required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation’s expanded disclosures will not have a material impact on the Company’s financial position or results of operations. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002, and is included in Note S. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has not completed its assessment as to whether the adoption of this statement will have a material impact on the financial position or results of operations.

In January 2003, the FAS issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, the Company has not completed the assessment as to whether or not the adoption of this interpretation will have a material impact on its financial position or results of operations.

NOTE V—ACQUISITIONS

On May 29, 2000, Intersil acquired 100% of the outstanding capital stock of NWN. Consideration for the acquisition of NWN was 3.35 million shares of Intersil Class A Common Stock valued at $111.3 million at the date of closing. The NWN acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of NWN have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair value of the net tangible assets by approximately $109.0 million. NWN had completed all in-process research and development programs prior to its acquisition. Therefore, none of the purchase price in excess of the fair value of the net tangible assets was allocated to purchased in-process research and development. The purchase price in excess of fair value of net tangible assets was allocated to goodwill. This goodwill was amortized on a straight-line basis over its useful life of seven years until the adoption of SFAS 142 on December 29, 2001.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma consolidated results of operations are presented as if the NWN acquisition occurred on August 14, 1999 (in millions, except per share data):

46 Weeks Ended June 30, 2000
Product sales	$603.2
Net loss before extraordinary item	(31.7)
Net loss	(57.3)
Net loss to common shareholders	(62.7)
Net loss per basic and diluted share	(0.79)

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

On October 27, 2000, Intersil acquired 100% of the outstanding stock of SiCOM. Consideration for the acquisition of SiCOM was 3.6 million shares (which includes 0.4 million shares issuable upon exercise of options) of Intersil Class A Common Stock valued at $162.6 million. The SiCOM acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of SiCOM have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price exceeded the fair market value of the net tangible assets acquired by $160.6 million. The appraisal of the acquired SiCOM business included $25.4 million of purchased in-process research and development, which was related to various products under development. The acquired technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. Two of the remaining intangibles (assembled workforce and goodwill) were being amortized over their useful lives, ranging from 5 to 7 years, until the adoption of SFAS 142. The final intangible (developed technology) is being amortized over its useful life of 11 years.

The following unaudited pro forma consolidated results of operations are presented as if the SiCOM acquisition occurred on August 14, 1999 and July 1, 2000, respectively (in millions, except per share data):

	46 Weeks Ended June 30, 2000	26 Weeks Ended December 29, 2000
Product sales	$601.7	$436.6
Net income (loss) before extraordinary item	(38.4)	3.9
Net loss	(63.9)	(2.2)
Net loss to common shareholders	(69.3)	(2.2)
Net loss per basic and diluted share	(0.87)	(0.02)

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

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE W—SALE OF INTERSIL’S KUALA LUMPUR, MALAYSIA-BASED SEMICONDUCTOR ASSEMBLY AND TEST OPERATIONS

On June 30, 2000, Intersil completed the sale of its Kuala Lumpur, Malaysia-based semiconductor assembly and test operations to ChipPAC, which under a multi-year supply agreement, will supply integrated circuit assembly and test services to Intersil. Under the terms of the transaction, ChipPAC acquired all of Intersil’s Kuala Lumpur assets, including a 524,000 square foot semiconductor assembly and test facility, wireless and analog/mixed signal capabilities, product distribution center as well as the operation’s management team and approximately 2,900 employees. As consideration for the sale, Intersil received approximately $52.5 million in cash and $15.8 million in ChipPAC preferred convertible stock. Intersil recognized a non-recurring charge of $24.8 million for the loss on sale in connection with the transaction.

NOTE X—EXTRAORDINARY ITEMS

On February 25, 2000, the Company issued 22,000,000 shares of its Class A Common Stock at a price of $25.00 per share (see Note O). From the proceeds of the initial public offering, the Company paid off approximately $419.0 million of outstanding debt. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $25.5 million during the 46 weeks ended June 30, 2000. During the 26 weeks ended December 29, 2000, the Company paid off approximately $51.0 million of outstanding debt. In connection with the early extinguishment of debt, the Company recorded extraordinary charges (net of tax) of $5.9 million. In March 2001, the Company tendered all of the $61.4 million in outstanding debt. The Company recorded an extraordinary charge of $12.2 million (net of tax) related to premiums paid on repurchase and the write-off of deferred financing fees during the 52 weeks ended December 28, 2001.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE Y—TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the 26-week periods ended December 31, 1999 and December 29, 2000 (in thousands, except per share amounts):

	26 Weeks Ended December 31, 1999 (unaudited)	26 Weeks Ended December 29, 2000
Net sales	$292.1	$435.5

Gross profit	109.9	205.8

Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	(23.6)	43.9
Income taxes	1.3	30.8

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(24.9)	13.1
Extraordinary item—loss on extinguishment of debt, net of tax effect	—	(5.9)

Income (loss) before cumulative effect of a change in accounting principle	(24.9)	7.2
Cumulative effect of adoption of FAS 133, net of tax effect	—	(0.2)

Net income (loss)	(24.9)	7.0
Preferred dividends	3.8	—

Net income (loss) to common shareholders	$(28.7)	$7.0

Basic and diluted income (loss) per share:
Income (loss) per share before extraordinary item	$(0.39)	$0.13
Extraordinary item	—	(0.06)

Net income (loss)	$(0.39)	$0.07

Weighted average common shares outstanding	66,673	105,167

NOTE Z—RELATED PARTY TRANSACTIONS

Intersil holds two receivable balances within other assets in the balance sheet resulting from loans made to two employees who are neither the CFO or CEO. The loans, which total $1.0 million at January 3, 2003, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each employees’ real property. Each loan earns interest in excess of the Prime Rate. The two loans are due on June 22, 2006 and April 18, 2007.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE AA—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	March 30, 2001	June 29, 2001	Sept. 28, 2001	Dec. 28, 2001	Mar. 29, 2002	June 28, 2002	Oct. 4, 2002	Jan. 3, 2003
	(In millions, except per share data)
Net sales	$127.8	$118.3	$113.4	$121.6	$134.1	$144.3	$191.3	$180.0
Gross margin	42.2	59.5	57.6	63.2	71.1	75.3	103.2	94.9
Income (loss) before extraordinary item(a)	50.6	1.2	(3.3)	3.5	13.8	(18.3)	3.6	(4.1)
Extraordinary item(b)	(12.2)	—	—	—	—	—	—	—

Net income (loss)	$38.4	$1.2	($3.3)	$3.5	$13.8	($18.3)	$3.6	($4.1)

Per share (basic):
Income (loss) before extraordinary item	$0.48	$0.01	($0.03)	$0.03	$0.13	($0.15)	$0.03	($0.03)
Extraordinary item	(0.12)	—	—	—	—	—	—	—

Net income (loss)	$0.36	$0.01	($0.03)	$0.03	$0.13	($0.15)	$0.03	($0.03)

Per share (diluted):
Income (loss) before extraordinary item	$0.46	$0.01	($0.03)	$0.03	$0.13	($0.15)	$0.03	($0.03)
Extraordinary item	(0.11)	—	—	—	—	—	—	—

Net income (loss)	$0.35	$0.01	($0.03)	$0.03	$0.13	($0.15)	$0.03	($0.03)

(a)	During the quarter ended March 30, 2001, the Company recorded a $168.4 million gain in relation to the sale of the Discrete Power products group. During the quarter ended March 30, 2001, the Company recorded charges of $32.4 million, $7.6 million, and $8.2 million in relation to its restructuring activities, the impairment of long-lived assets and the impairment of marketable securities, respectively. During the quarter ended June 28, 2002 the Company recorded charges of $53.8 million, $5.3 million, $6.2 million and $1.7 million in relation to its write-off of in-process research and development, restructuring activities, impairment of long-lived assets and loss on investments. Also, the Company acquired Elantec during the quarter ended June 28, 2002. During the quarter ended January 3, 2003, the Company recorded a one time charge related to the settlement of the lawsuit with Proxim.
(b)	During the quarter ended March 30, 2001 the Company recognized an extraordinary loss (net of tax) of $12.2 million related to the early extinguishment of debt.

NOTE AB—SUBSEQUENT EVENTS (UNAUDITED)

On January 28, 2003, the Company announced a restructuring plan designed to streamline the workforce and reduce costs. This restructuring initiative was accounted for under the provisions of SFAS 146, as described in Note U. The total cost of the plan will be approximately $1.7 million, which represents severance payments and outplacement related services. In accordance with SFAS 146, the severance related liability was recognized at the time the plan was communicated to employees as no service was required to obtain the benefits, while the liability related to the outplacement services is to be recognized upon receipt of the services. The plan affects 88 employees, 84 of which are located in the United States with the remainder in Europe.

Additionally, in the first quarter of 2003, the Company expects to release approximately $1.6 million of exit cost reserves which are located in the short term liability section of the balance sheet at January 3, 2003. These reserves were established in relation to the sale of the Discrete Power product group.

NOTE AC—LITIGATION SETTLEMENT

On March 17, 2003, the Company announced the settlement of the litigation arising from the alleged infringement with Proxim. The terms of the confidential settlement require Intersil to make a one time cash payment and provide a rebate on the future sale of certain wireless products to Proxim. In accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” the Company recorded the amounts related to the settlement as an expense in cost of product sales in the fourth quarter of 2002. The liability is reflected in the other accrued items at January 3, 2003.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item with respect to the Directors of the Company will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the Executive Officers of the Company will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 11.    Executive Compensation

The information required under this item will appear under the captions “Compensation Tables,” “Retirement Plans,” “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Other Forms of Compensation” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions

The information required under this item will appear under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1.   The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands $)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deduction From Reserves	Balance at End of Period
Valuation and qualifying accounts deducted from the assets to which they apply
Allowance for
Uncollectible Accounts
2002	$534	$1,257	$71	$755	$1,107
2001	$736	$535	$500	$1,237	$534
2000(S)	$1,341	$650	$—	$1,255	$736
2000	$582	$423	$395	$59	$1,341
Inventory Reserve
2002	$29,626	$15,514	$5,663	$25,942	$24,861
2001	$28,864	$23,160	$—	$22,398	$29,626
2000(S)	$21,933	$17,927	$1,100	$12,096	$28,864
2000	$18,117	$38,074	$573	$34,831	$21,933
Sales Reserves
2002	$3,792	$14,120	$2,518	$14,327	$6,103
2001	$8,002	$19,100	$—	$23,310	$3,792
2000(S)	$7,366	$18,954	$—	$18,318	$8,002
2000	$6,542	$37,408	$—	$36,584	$7,366

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following reports on Form 8-K were filed during the fiscal quarter ending January 3, 2003:

November 12, 2002: Item 9. Regulation FD Disclosure. Certifications of the Quarterly Report on Form 10-Q by the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description
2.01

Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

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

2.20

PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

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

Exhibit No.	Description
2.25

Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26

Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

2.27

Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

3.01

Restated Certificate of Incorporation of Intersil (formerly known as Intersil Holding Corporation and hereinafter referred to as Intersil) (incorporated by reference to Exhibit 3.01 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

3.02

Certificate of Amendment to Intersil’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-8 previously filed by Intersil on May 14, 2002).

3.03	Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

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

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

Exhibit No.	Description
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

10.15

Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

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

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

Exhibit No.	Description
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

10.34

HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

Exhibit No.	Description
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

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

Exhibit No.	Description
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

10.56

Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59

Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60

Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62

Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description

10.64

Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65

Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66

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

10.67

Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.68

First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ RICHARD M. BEYER
Richard M. Beyer
Chief Executive Officer and Director
March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD M. BEYER Richard M. Beyer	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ DANIEL J. HENEGHAN Daniel J. Heneghan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ GREGORY L. WILLIAMS Gregory L. Williams	Executive Chairman of the Board of Directors	March 26, 2003

/s/ ROBERT W. CONN Robert W. Conn	Director	March 26, 2003

/s/ JAMES V. DILLER James V. Diller	Director	March 26, 2003

/s/ GARY E. GIST Gary E. Gist	Director	March 26, 2003

/s/ JAN PEETERS Jan Peeters	Director	March 26, 2003

/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 26, 2003

/s/ JAMES A. URRY James A. Urry	Director	March 26, 2003

CERTIFICATIONS

I, Richard M. Beyer, certify that:

1.     I have reviewed this annual report on Form 10-K of Intersil Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard M. Beyer
Richard M. Beyer
Chief Executive Officer

Date: March 26, 2003

I, Daniel J. Heneghan, certify that:

1.     I have reviewed this annual report on Form 10-K of Intersil Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel J. Heneghan
Daniel J. Heneghan
Chief Financial Officer

Date: March 26, 2003

INDEX TO EXHIBITS

Exhibit No.	Description
2.01

Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

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

2.20

PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

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

2.25

Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26

Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

Exhibit No.	Description
2.27

Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

3.01

Restated Certificate of Incorporation of Intersil (formerly known as Intersil Holding Corporation and hereinafter referred to as Intersil) (incorporated by reference to Exhibit 3.01 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

3.02

Certificate of Amendment to Intersil’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-8 previously filed by Intersil on May 14, 2002).

3.03	Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Registration Statement on Form S-1).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

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

Exhibit No.	Description
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

10.15

Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

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

Exhibit No.	Description
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

10.34

HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

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

Exhibit No.	Description
10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

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

10.56

Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59

Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60

Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62

Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.64

Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65

Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66

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

10.67

Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.68

First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

* Filed herewith.