Form 10-Q
period 2003-04-04
INTERSIL CORP/DE
filed 2003-05-14
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-29617

INTERSIL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3590018 (IRS Employer Identification No.)

675 Trade Zone Boulevard

Milpitas, California 95035

(Address of principal executive offices, including zip code)

(408) 945-1323

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on May 14, 2003:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	135,874,191
Class B common stock par value $.01 per share	1,000,000

INTERSIL CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	April 4, 2003	March 29, 2002
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$164,363	$134,125
Costs and expenses
Cost of product sales	77,315	63,027
Research and development	35,910	27,826
Selling, general and administrative	28,187	23,760
Amortization of purchased intangibles and unearned stock based compensation	6,385	2,281
Severance related expenses	1,628	—

Operating income	14,938	17,231
Interest expense	125	328
Interest income	2,294	2,954

Income before sale of certain assets and income taxes	17,107	19,857
Gain on sale of certain operations disposed of during 2001	1,428	—

Income before income taxes	18,535	19,857
Income taxes	4,819	6,031

Net income to common shareholders	$13,716	$13,826

Basic income per share	$0.10	$0.13

Diluted income per share	$0.10	$0.13

Weighted average common shares outstanding (in millions):
Basic	136.6	106.9

Diluted	140.2	109.1

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	April 4, 2003	March 29, 2002
	(Unaudited)
	(in thousands)
Net income	$13,716	$13,826
Other comprehensive income (loss):
Currency translation adjustments	45	(239)
Unrealized gain on available-for-sale securities	705	3,680

Comprehensive income	$14,466	17,267

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2003	January 3, 2003
	(Unaudited)
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$481,843	$542,766
Short-term investments	51,207	80,836
Trade receivables, less allowances for collection loss ($1,493 as of April 4, 2003 and $1,107 as of January 3, 2003)	90,343	93,894
Inventories	99,136	85,967
Prepaid expenses and other current assets	12,804	9,448
Deferred income taxes	30,800	34,267

Total Current Assets	766,133	847,178
Other Assets
Property, plant & equipment, less allowances for depreciation	171,115	161,375
Goodwill, less accumulated amortization	1,233,209	1,232,723
Intangibles, less accumulated amortization	69,275	71,685
Investments	133,366	32,464
Deferred income taxes	13,437	15,647
Related party notes	1,000	1,000
Other	8,653	6,382

Total Other Assets	1,630,055	1,521,276

Total Assets	$2,396,188	$2,368,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$51,779	$37,539
Retirement plan accruals	6,192	10,261
Accrued compensation	21,301	21,383
Accrued interest and sundry taxes	1,758	2,336
Deferred revenue	12,169	12,407
Exit costs	1,430	3,029
Restructuring costs	7,931	12,577
Other accrued items	33,640	35,780
Distributor reserves	4,845	6,103
Income taxes payable	39,484	24,368

Total Current Liabilities	180,529	165,783
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 131,421,800 shares outstanding at April 4, 2003 and 129,140,657 shares outstanding at January 3, 2003	1,313	1,290
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, 5,286,719 shares outstanding at April 4, 2003 and 7,786,719 shares outstanding at January 3, 2003	53	78
Additional paid-in capital	2,221,450	2,228,925
Retained earnings	12,936	(780)
Unearned compensation	(17,727)	(20,104)
Accumulated other comprehensive loss	(2,366)	(3,116)
Treasury shares, at cost	—	(3,622)

Total Shareholders’ Equity	2,215,659	2,202,671

Total Liabilities and Shareholders’ Equity	$2,396,188	$2,368,454

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 4, 2003	March 29, 2002
	(Unaudited)
	(in thousands)
Operating Activities:
Net income	$13,716	$13,826
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,345	8,922
Provisions for inventory obsolescence	708	116
Severance related expenses	1,628	—
Gain on sale of certain operations	(1,428)	—
Deferred income taxes	5,677	—
Changes in assets and liabilities:
Trade receivables	3,551	(14,363)
Inventories	(13,877)	(3,799)
Prepaid expenses and other current assets	(3,357)	3,153
Trade payables and accrued liabilities	619	(6,015)
Income taxes	15,935	5,071
Other	(3,085)	1,569

Net cash provided by operating activities	34,432	8,480
Investing Activities:
Net change in short-term investments	29,628	(38,153)
Purchases of held-to-maturity securities	(100,015)	—
Cash paid for acquired business	(1,307)
Property, plant and equipment	(17,583)	(8,349)

Net cash used in investing activities	(89,277)	(46,502)
Financing Activities
Proceeds from exercise of stock plans	3,364	866
Repurchase of treasury stock	(9,635)	(140)

Net cash provided by (used in) financing activities	(6,271)	726
Effect of exchange rates on cash and cash equivalents	193	1,386

Net increase (decrease) in cash and cash equivalents	(60,923)	(35,910)
Cash and cash equivalents at the beginning of the period	542,766	554,119

Cash and cash equivalents at the end of the period	$481,843	$518,209

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$819	$231

See notes to condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The condensed consolidated balance sheet of Intersil Corporation (“Intersil” or the “Company”) as of April 4, 2003, and the condensed consolidated statements of income, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows for the three months ended April 4, 2003 and March 29, 2002, respectively, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at April 4, 2003, and for all periods presented, have been made. The condensed consolidated balance sheet at January 3, 2003, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

The results of operations for the three months ended April 4, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company operates on a 52/53-week year ending on the Friday nearest December 31. Both the quarters ended April 4, 2003 and March 29, 2002 contain 13 weeks.

Note B—Inventories

Inventories are summarized below (in thousands):

	April 4, 2003	January 3, 2003
	(Unaudited)
Finished products	$24,951	$26,090
Work in progress	95,217	80,897
Raw materials and supplies	4,285	3,841

	124,453	110,828
Less inventory reserves	25,317	24,861

	$99,136	$85,967

At April 4, 2003 and January 3, 2003, Intersil was committed to purchase $40.9 million and $23.3 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended
	April 4, 2003	March 29, 2002
	(Unaudited)
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$13,716	$13,826

Denominator:
Denominator for basic earnings per share-weighted average common shares	136,607	106,887
Effect of dilutive securities:
Stock options	2,518	1,123
Warrants	1,059	1,059
Deferred stock units	4	—

Denominator for diluted earnings per share-adjusted weighted average common shares	140,188	109,069

Basic earnings per share	$0.10	$0.13

Diluted earnings per share	$0.10	$0.13

Note D—Investments

Investments consist of available-for-sale securities, held-to-maturity securities and equity investments accounted for under the cost method. Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock, which is recorded at fair value, as determined based on quoted market prices. Due to changes in market prices, unrealized holding gains in the amount of $0.7 million and $3.7 million have been recorded in other comprehensive income/(loss) for the three months ended April 4, 2003 and March 29, 2002, respectively.

During the three months ended April 4, 2003, the Company began to invest in debt securities with maturities greater than one year. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in this classification are carried at amortized cost. Accordingly, unrealized holding gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity securities were $100.0 million at April 4, 2003. The maturities for all securities in the held-to-maturity portfolio range from 1 to 3 years.

Note E—Common Stock

During the three months ended April 4, 2003, the Company, as authorized by the Board of Directors, repurchased 672,500 shares of its Class A common stock at an approximate cost of $9.7 million. Also during the three months ended April 4, 2003, the Company retired 897,500 treasury shares, which were carried at an approximate cost of $13.3 million. As of April 4, 2003, the Company held no treasury stock. The aforementioned activity is summarized in the table below (in millions and at cost):

Treasury shares as of January 3, 2003	$3.6
Treasury shares repurchased during the three months ended April 4, 2003	9.7
Treasury shares retired during the three months ended April 4, 2003	(13.3)

Treasury shares as of April 4, 2003	$0.0

During March 2003 Sterling Holding Company, LLC. (“Sterling”) converted 2,500,000 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock.

Note F—Sale of Certain Operations

On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax) during the three months ended March 30, 2001. The gain was calculated net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. During the three months ended April 4, 2003, the Company recorded an additional $1.4 million ($0.9 million after tax) gain due to the release of unused exit cost reserves established during the disposition.

Note G—Restructuring

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

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the remaining accrual follows:

	Balance January 3, 2003	Utilizations	Balance April 4, 2003
	(in millions)
Employee termination costs
Findlay plant closure	$4.2	$(2.9)	$1.3
Sales force reduction	1.0	(1.0)	—

	5.2	(3.9)	1.3
Other exit costs
Findlay facility decommission costs	0.3	(0.1)	0.2
SiCOM asset removal and related costs	0.5	(0.1)	0.4
Sales channel consolidation costs	0.6	(0.1)	0.5

	1.4	(0.3)	1.1

Total restructuring costs	$6.6	$(4.2)	$2.4

Employee Termination Costs

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and of the specifics of their severance benefits. These positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of April 4, 2003, 100% of the affected employees had been terminated.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and accordingly all of the affected employees had been terminated as of April 3, 2003.

Other Exit Costs

Other exit costs include costs to decommission (removal of semiconductor specific equipment and leasehold improvements) the Findlay site to a marketable condition. The Company also terminated some existing contracts in connection with the planned exit of the modem board assembly manufacturing process and recognized the associated termination costs as part of this restructuring. Other exit costs arising out of the merger with Elantec include costs to be incurred while consolidating sales channels. These costs are comprised of lease termination charges relating to the closure of various sales offices as well as liabilities assumed in connection with the termination of certain sales representative relationships.

Note H—Restructuring Costs Related to the Exit of Elantec’s Activities

Included in the purchase price of the Elantec merger are $7.7 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 106 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of April 4, 2003 approximately 35% of the affected employees had been terminated. The remaining employees will be terminated over the next nine months. The affected sales offices and fabrication facility will be closed within the next nine months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring costs and the remaining accrual follows:

	Balance January 3, 2003	Additions	Utilization	Balance April 4, 2003
	(in millions)
Employee termination costs	$2.7	$0.6	$(0.9)	$2.4
Milpitas plant closure costs	2.3	—	—	2.3
Sales office closure costs	1.0	—	(0.4)	0.6

Total Restructuring costs	$6.0	$0.6	$(1.3)	$5.3

Note I—Severance Related Expenses

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of Statements of Financial Accounting Standards No. 146 (SFAS 146),

“Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs can not be expensed until incurred. However, the Company’s severance agreements entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.6 million during the three months ended April 4, 2003 in relation to the termination of 66 employees. Of this amount, $1.4 million had been paid as of April 4, 2003. The remaining portion of $0.2 million is recorded as a restructuring liability in the Condensed Consolidated Balance Sheet as of April 4, 2003 and will be paid within three months.

Note J—Deferred Stock Units

The Board of Directors has established ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. As a result, On April 1, 2003, the Company issued 102,600 deferred stock units to ten executives. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of options. The deferred stock units entitle the executives to receive one share of Intersil Class A Common Stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be recorded and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $1.6 million in unearned compensation within the equity section of the Condensed Consolidated Balance Sheet as of April 4, 2003. The unearned compensation was calculated by multiplying the average share price on the day of issuance, $15.56, by the number of deferred stock units issued. The amortization of this item will be $0.1 million per quarter for the next 12 quarters.

Note K—Stock Options

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

The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date of the stock option grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company would have reported the following:

	Three Months Ended April 4, 2003	Three Months Ended March 29, 2002
	(in millions, except per share information)
Net income, as reported	$13.7	$13.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	$(7.4)	$(4.4)

Net income, pro forma	$6.3	$9.4

Basic income per share, pro forma	$0.05	$0.09
Diluted income per share, pro forma	$0.04	$0.09
Basic income per share, as reported	$0.10	$0.13
Diluted income per share, as reported	$0.10	$0.13

Application of FAS 123 resulted in a decrease in diluted income per share of $0.06 and $0.04 for the three months ended April 4, 2003 and the three months ended March 29, 2002, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

Options Granted During the 3 Months Ended April 4, 2003
Expected volatility	0.780
Dividend yield	—
Risk-free interest rate	3.34% – 3.45%
Expected life, in years	7

Note L—Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. There was no impact upon adoption and this guidance is not expected to have a material impact in the future based upon our current operational agreements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company has decided not to change its method of accounting for stock options and thus does not believe the adoption of the requirements of this interpretation will have an impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has completed the assessment of this interpretation and does not believe it will have a material impact on its financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Condensed Consolidated Financial Statements, including the Notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 3, 2003 and report on Form 8-K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups:

	Fiscal Year 2001			Fiscal Year 2002				Fiscal Year 2003
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
	(in millions)
Revenue
Power Management	$31.5	$40.5	$44.8	$43.0	$40.3	$46.9	$52.7	$54.2
Elantec	—	—	—	—	13.1	25.0	25.5	27.2
Wireless Networking	32.5	29.6	37.6	49.0	58.1	74.7	56.2	51.0
Standard Analog	42.3	31.6	30.1	30.0	23.4	33.9	30.2	29.8
Automotive	12.0	11.7	9.1	12.1	9.4	10.8	15.4	2.2

Total	$118.3	$113.4	$121.6	$134.1	$144.3	$191.3	$180.0	$164.4

Our Power Management products are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. Elantec focuses on optical storage (CD and DVD recordable), LCD flat panel display and DSL markets. The Standard Analog portfolio includes switches, MUXes and interface devices for computing, communications, test and instrumentation, medical, industrial and other applications. Wireless Networking products are used for Wireless LAN (WLAN) including a variety of 802.11 standards. Lastly, we sold analog products for the automotive industry. With the sale of our Findlay facility in September 2002, we have discontinued the production of automotive products and do not expect revenue from this product line after the first quarter of 2003.

The semiconductor industry experienced a downturn in demand in 2001. Since that time, the industry has stabilized, but has yet to see a meaningful recovery. Power management’s quarterly revenue has grown due to increasing content of desktop core power and graphics cards as well as market share gains in power management solutions for notebooks, graphics and peripheral devices.

Due to the addition of Elantec, the second quarter of fiscal year 2002 includes some changes inhibiting the comparability to previous quarters. Effective March 30, 2002, we began to recognize revenue to North American distributors on a sell-through basis. As such, we now recognize sales to North American distributors upon shipment to the end customer. Formerly, we recognized revenue from North American distributor sales upon shipment to the distributors. The change in our revenue recognition policy reduced the revenues of Power Management, Standard Analog and Wireless Networking in the second quarter of 2002 by $3.4 million, $10.1 million and $1.2 million, respectively.

Results of Operations

The following table sets forth statement of income data as a percentage of revenue for the periods indicated:

	Three Months Ended
	April 4, 2003	March 29, 2002
Revenue
Power Management	33.0%	32.1%
Elantec	16.6	—
Standard Analog	18.1	22.4
Wireless Access	31.0	36.5
Automotive	1.3	9.0

Total	100.0	100.0
Costs and expenses
Cost of product sales	47.0	47.0
Research and development	21.9	20.8
Selling, general & administrative	17.1	17.7
Amortization of purchased intangibles and unearned stock based compensation	3.9	1.7
Restructuring	1.0	—

Operating income	9.1	12.8
Interest expense	0.1	0.2
Interest income	(1.4)	(2.2)

Income before sale of certain assets, income taxes and extraordinary item	10.4	14.8
Gain on sale of certain operations disposed of during 2001	0.9	—

Income before income taxes and extraordinary item	11.3	14.8
Income taxes	3.0	4.5

Net income to common shareholders	8.3%	10.3%

Note:	Amounts may not add due to rounding.

Revenue

Revenue for the three months ended April 4, 2003 increased 22.5% to $164.4 million from $134.1 million during the three months ended March 29, 2002. The increase is primarily a result of the acquisition of the Elantec product group, which contributed an additional $27.2 million during the first quarter of 2003. In addition, the Power Management product group increased $11.2 million to $54.2 million due to increasing content and market share. This increase was mostly offset by a $9.9 million decrease in sales in the automotive product group due to the exit of that product group. Also, sales for the Wireless product group decreased $5.2 million due to seasonality and declines in average selling prices.

Geographically, 64.8%, 23.2% and 12.0% of product sales were derived in Asia/Pacific, North America and Europe, respectively, during the three months ended April 4, 2003 compared to 59.1%, 25.4% and 15.5% during the three months ended March 29, 2002.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the three months ended April 4, 2003, gross profit on product sales increased 22.4% to $87.0 million from $71.1 million in the three months ended March 29, 2002. As a percentage of sales, gross margin remained unchanged at 53.0% during the three months ended April 4, 2003 and the three months ended March 29, 2002.

The semiconductor industry has historically experienced declining selling prices over the past 15 years, and we expect that trend to continue in the future. However, we expect to realize a shift to higher margin products, productivity gains and material cost reductions that will substantially offset the decline in average selling prices. Gross margins will continue to be affected by factors such as product mix, the timing of new product introductions, market conditions and manufacturing volume.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 29.1% to $35.9 million during the three months ended April 4, 2003 from $27.8 million during the three months ended March 29, 2002. The majority of the increase was driven by the acquisition of Elantec and additional investments in our Power Management product group. As a percentage of sales, R&D expenses increased to 21.8% for the three months ended April 4, 2003 compared to 20.8% for the three months ended March 29, 2002. We expect to increase our investment in R&D in the three months ended July 4, 2003.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses increased 18.6% to $28.2 million during the three months ended April 4, 2003 from $23.8 million during the three months ended March 29, 2002. Again, the acquisition of Elantec increased quarter over quarter spending. However, as a percentage of sales, SG&A costs decreased to 17.1% for the three months ended April 4, 2003 from 17.7% for the three months ended March 29, 2002. We expect to continue our focus on containing SG&A costs and realizing the synergies from our Elantec acquisition.

Amortization

Amortization of intangible assets and unearned compensation increased to $6.4 million for the three months ended April 4, 2003 from $2.3 million for the same time periods in fiscal year 2002. The increase was the result of the amortization of unearned compensation recorded as a result of the acquisition of Elantec. Definite lived assets are being amortized over their useful lives ranging from 7 to 11 years. We expect amortization to be $5.9 million during second quarter of 2003 of which $2.4 will be from intangible assets.

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

Severance Related Expenses

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs can not be expensed until incurred. However, due to the structure of our severance agreements, terminated employees are entitled to benefits upon notification of termination. Accordingly, we expensed $1.6 million during the three months ended April 4, 2003 in relation to the termination of 66 employees. Of this amount, $1.4 million had been paid as of April 4, 2003. The remaining portion of $0.2 million is recorded as a restructuring liability in the Condensed Consolidated Balance Sheet as of April 4, 2003 and will be paid within three months.

Gain on Sale of Certain Operations

On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax) during the three months ended March 30, 2001. The gain was calculated net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. During the three months ended April 4, 2003, we recorded an additional $1.4 million ($0.9 million after tax) gain due to the release of unused exit cost reserves established during the disposition.

Interest Income/Expense

Interest income decreased to $2.3 million for the three months ended April 4, 2003 from $3.0 million for the same time period in calendar year 2002. The decrease was due to a decline in interest rates during calendar year 2002. Interest expense decreased to $0.1 million for the three months ended April 4, 2003 from $0.3 million for the three months ended March 29, 2002.

Tax Expense

The tax provision for the three months ended April 4, 2003 was $4.8 million, or an effective tax rate of 26.0% compared to the tax provision for the three months ended March 29, 2002 of $6.0 million, or 30.4%. This decrease in rates can be largely attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-free investments.

Backlog

We had backlog of $143.8 million at April 4, 2003 compared to $131.3 million at January 3, 2003.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of change in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of April 4, 2003 our total shareholders’ equity was $2,215.7 million.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements as of April 4, 2003:

	2003	2004	2005	2006	2007
	(in millions)
Future minimum lease commitments	$3.1	$2.9	$1.9	$0.4	$0.4
Open capital equipment purchase commitments	$9.8	—	—	—	—
Open raw material purchase commitments	$40.9	—	—	—	—
Standby letters of credit	$3.7	—	—	—	—

	$57.5	$2.9	$1.9	$0.4	$0.4

Net cash provided by operating activities for the three months ended April 4, 2003 was $34.4 million. Net cash used in investing activities for the three months ended April 4, 2003 was $89.3 million. We purchased $100 million in cash investments with maturities greater than one year. Net cash used in financing activities for the three months ended April 4, 2003 was $6.3 million, which resulted largely from our treasury stock purchase program. Our cash, cash equivalents and short-term investments balance at April 4, 2003 was $533.1 million.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $90.3 million at April 4, 2003 compared to $93.9 million at January 3, 2003. The decrease was primarily due to a decline in sequential automotive revenue. Inventories increased to $99.1 million at April 4, 2003 from $86.0 million at January 3, 2003. We increased inventory to meet our forecasted increase in second quarter demand and to prepare for a transition between Elantec foundry partners.

Sales reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns near year end. The sales reserves decreased 20.6% to $4.8 million at April 4, 2003 from $6.1 million at January 3, 2003.

Capital Expenditures

Capital expenditures for the three months ended April 4, 2003 were $17.6 million compared to $8.3 million for the three months ended March 29, 2002. We increased capital spending primarily to augment the capacity in our Palm Bay facility due to increased demand and the transfer of processes from Milpitas to Palm Bay.

Transactions with Related and Certain Other Parties

We hold two receivable balances within other assets in our balance sheet resulting from loans made to two of our employees who are neither the CFO or CEO. The loans, which totaled $1.0 million at January 3, 2003, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each employees’ real property. Each loan earns interest in excess of the Prime Rate. The two loans are due on June 22, 2006 and April 18, 2007.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. We do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. We have decided to not change our method of accounting for stock options and thus do not believe the adoption of the requirements of this interpretation will have an impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed the assessment of this interpretation and do not believe it will have a material impact on our financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At April 4, 2003 we had open foreign exchange contracts with a notional amount of $9.1 million, which were to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the three months ended April 4, 2003 were $0.1 million. During the three months ended April 4, 2003 we purchased and sold $40.1 million, of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value of $0.1 million at April 4, 2003.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at April 4, 2003, would have an impact of approximately $0.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. Reorganization of Harris’ sales representatives resulted in the termination of its sales representative agreement with Giesting & Associates, Inc., or Giesting, in September 1998. In January 1999, Giesting asserted a variety of business tort, contract, and statutory claims against Harris in the U.S. District Court for the Middle District of Florida. We assumed both the defense and liability for this litigation when we purchased the semiconductor business from Harris, and continued the defense of the case in Harris’ name. The Court dismissed Giesting’s tort claims for fraud and tortuous interference with contractual relations and certain of its statutory claims on motions to dismiss and for summary judgment. Giesting proceeded to trial on the remainder of its contract and statutory claims in November 2000, seeking damages in excess of $9 million. On November 21, 2000, the jury returned a verdict in the amount of $748,336. On December 1, 2000, the District Court entered judgment in that amount, and also awarded Giesting prejudgment interest in the amount of $83,505 and costs in the amount of $18,190. On June 5, 2001, the District Court awarded Giesting an additional $30,000 in attorney’s fees. Both parties appealed various aspects of the judgment to the U.S. Court of Appeals for the Eleventh Circuit. On July 17, 2002, the Court of Appeals issued a decision rejecting Giesting’s appeal in its entirety. The Court of Appeals also vacated portions of the judgment for Giesting, remanding the case to the district court with orders to reduce the judgment by at least $417,664. On March 25, 2003, the district court ruled that a new jury trial is needed to determine damages on remand. The parties have since reached a tentative settlement and are working towards dismissal of the suit.

On November 23, 1998, Harris filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris and Intersil’s post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and Intersil cross-appealed on September 4, 2002 to preserve our rights in the event that the Federal Circuit considers reinstatement of any part of the jury verdict. The parties filed briefs in late 2002 and reply briefs in early 2003. The Court of Appeals has not yet issued a ruling on the appeal.

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, have been named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek class action certification and an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In December 2001, plaintiffs filed amended complaints that added certain officers as defendants and changed the nature of their causes of action. Plaintiffs dropped their claims of securities fraud against Intersil and the individual defendants, while adding claims under one or more sections of the Securities Act of 1933 against Intersil and the individual defendants arising from the alleged misrepresentations or omissions described above with regard to both Intersil’s initial, and second, public offerings. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for Intersil improperly touted the value of the shares of Intersil during the relevant class period as part of the purported scheme to artificially inflate the value of Intersil shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The parties continue to negotiate in preparation for the upcoming court conference in May 2003.

In June 2001, Harris, Intersil’s predecessor, filed suit against United States Filter Wastewater Group (USF) regarding a fluoride wastewater treatment system that USF’s predecessor designed, manufactured and installed at Harris’s former Mountaintop, Pennsylvania facility pursuant to a December 1993 contract. Harris alleges the system does not comply with the December 1993 contractual specifications as well as other requirements imposed by the local sewer authority. Harris is seeking from USF approximately $3,500,000 in operating costs, consultant fees and the cost of constructing a new wastewater treatment system. Harris sold the facility and system to Intersil in 1999 and Intersil sold the facility and system to Fairchild Semiconductor Corp. in 2001. Intersil and Fairchild intervened as party-plaintiffs in the lawsuit against USF. On May 10, 2002, Fairchild sent a claim letter to Intersil seeking indemnification (including legal fees) associated with the design and construction of a new fluoride treatment system, based on the 2001 sale agreement. On November 25, 2002, Intersil sent a claim letter to Harris seeking indemnification for losses associated with the system, based on the 1999 sale agreement. These indemnification claim are not the subject of any pending legal action. If Harris prevails over USF, the matter will be resolved, effectively resolving claims by Intersil against Harris and Fairchild against Intersil. If Harris does not prevail over USF, then based on the nature of the contractual indemnifications between the parties, we believe that any liability that Intersil may owe to Fairchild relating to the system will be covered and addressed by Harris and its obligation to indemnify Intersil with respect to the system. The parties have agreed to mediation in May 2003 in an attempt to resolve the contractual liability issue.

On March 17, 2003, Intersil and Proxim entered into an agreement to settle all their patent-related litigation and enter into a patent cross-license. The agreement provides for the dismissal with prejudice of all Proxim patent infringement litigations against Intersil and its customers’ use of Intersil products (including the Delaware and Massachusetts litigations), as well as termination of the U.S. International Trade Commission investigation involving those products. Under the agreement, Intersil and Proxim have entered into a patent cross-license agreement, and Intersil made a one-time payment.

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

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

10.01	Second Amendment to the Employment Agreement, dated as of March 20, 2003, by and between Daniel J. Heneghan and Intersil Corporation

b)  Reports on Form 8-K

March 18, 2003: Item 5.    Other Events.    Announcement of the settlement of the litigation with Proxim Corporation.

March 26, 2003: Item 9.    Regulation FD Disclosure.    Certifications of the Annual Report on Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002. This report did not contain financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date:  May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003