Form 10-Q
period 2003-07-04
INTERSIL CORP/DE
filed 2003-08-12
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on August 11, 2003:

Title of Each Class	Number of Shares
Class A common stock par value $.01
per share	137,222,544

INTERSIL CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2003	2003
	(Unaudited)
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$532,598	$542,766
Short-term investments	19,994	80,836
Trade receivables, less allowances for collection loss ($1,184 as of July 4, 2003 and $1,107 as of January 3, 2003)	97,217	93,894
Inventories, net	70,470	61,001
Prepaid expenses and other current assets	8,907	8,605
Assets held for sale	254,016	251,941
Deferred income taxes	39,852	29,402

Total Current Assets	1,023,054	1,068,445
Other Assets
Property, plant and equipment, less allowances for depreciation ($92,412 as of July 4, 2003 and $78,680 as of January 3, 2003)	159,258	143,937
Goodwill, less accumulated amortization	1,059,514	1,060,310
Intangibles, less accumulated amortization	47,797	51,372
Investments	106,676	21,697
Deferred income taxes	880	16,674
Related party notes	1,000	1,000
Other	9,502	6,046

Total Other Assets	1,384,627	1,301,036

Total Assets	$2,407,681	$2,369,481

Liabilities and Shareholders’ Equity
Current Liabilities
Trade payables	$43,699	$37,539
Retirement plan accruals	6,690	9,220
Accrued compensation	19,860	17,573
Accrued interest and sundry taxes	4,818	2,336
Deferred margin	12,967	12,129
Exit costs	1,297	3,029
Restructuring costs	5,777	12,577
Other accrued items	20,889	29,596
Sales reserves	3,896	2,737
Liabilities held for sale	25,174	15,706
Income taxes payable	36,843	24,368

Total Current Liabilities	181,910	166,810
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 136,084,004 shares outstanding at July 4, 2003 and 129,140,657 shares outstanding at January 3, 2003	1,360	1,290
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, 1,000,000 shares outstanding at July 4, 2003 and 7,786,719 shares outstanding at January 3, 2003	10	78
Additional paid-in capital	2,224,428	2,228,925
Retained earnings (accumulated deficit)	12,176	(780)
Unearned compensation	(14,003)	(20,104)
Accumulated other comprehensive income (loss)	1,800	(3,116)
Treasury shares, at cost	—	(3,622)

Total Shareholders’ Equity	2,225,771	2,202,671

Total Liabilities and Shareholders’ Equity	$2,407,681	$2,369,481

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$125,498	$87,482	$241,090	$175,577
Costs and expenses
Cost of product sales	54,988	42,938	104,304	83,486
Research and development	22,880	18,063	43,875	34,134
Selling, general and administrative	22,325	22,798	44,655	41,245
Amortization of purchased intangibles and unearned stock based compensation	5,183	4,946	10,855	6,375
Impairment of long-lived assets	—	5,909	—	5,909
Restructuring	—	4,744	1,418	4,744
Write-off of in-process research and development	—	53,816	—	53,816

Operating income (loss)	20,122	(65,732)	35,983	(54,132)
Gain on investments	592	1,264	592	1,264
Interest expense	112	229	237	558
Interest income	2,115	3,060	4,408	6,014

Income (loss) from continuing operations before sale of certain operations, and income taxes	22,717	(61,637)	40,746	(47,412)
Gain on sale of certain operations disposed of during 2001	—	—	1,428	—

Income (loss) from continuing operations before income taxes	22,717	(61,637)	42,174	(47,412)
Income taxes (benefit)	5,168	(38,766)	10,394	(34,706)

Income (loss) from continuing operations	17,549	(22,871)	31,780	(12,706)
Discontinued operations
Income (loss) from operations of assets held for sale	(18,309)	4,580	(18,824)	8,240

Net income (loss)	$(760)	$(18,291)	$12,956	$(4,466)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.19)	$0.23	$(0.11)
Income (loss) from operations of assets held for sale	(0.13)	0.04	(0.14)	0.07

Net income (loss)	$(0.01)	$(0.15)	$0.09	$(0.04)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.19)	$0.22	$(0.11)
Income (loss) from operations of assets	(0.13)	0.04	(0.13)	0.07

Net income (loss)	$(0.01)	$(0.15)	$0.09	$(0.04)

Weighted average common shares outstanding (in millions):
Basic	136.9	121.6	136.9	114.3

Diluted	141.2	121.6	141.0	114.3

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002
	(Unaudited)
	(in thousands)
Net income (loss)	$(760)	$(18,291)	$12,956	$(4,466)
Other comprehensive income (loss):
Currency translation adjustments	371	491	416	252
Unrealized gain (loss) on available-for-sale securities	3,795	(4,047)	4,500	(366)

Comprehensive income (loss)	$3,406	$(21,847)	$17,872	$(4,580)

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 4, 2003	June 28, 2002
	(Unaudited)
	(in thousands)
Operating Activities:
Net income (loss) from continuing operations	$31,780	$(12,706)
Net income (loss) from discontinued operations	(18,824)	8,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,414	18,465
Provisions for inventory obsolescence	683	3,462
Restructuring and impairments	1,418	10,653
Write-off of in-process research and development	—	53,816
Gain on sale of certain operations	(1,428)	—
Gain on sale of investments	(592)	(1,264)
Deferred income taxes	5,344	(36,446)
Changes in assets and liabilities:
Change in net assets held for sale	9,556	(8,710)
Trade receivables	(3,323)	(9,537)
Inventories	(10,151)	(8,224)
Prepaid expenses and other current assets	(303)	3,523
Trade payables and accrued liabilities	(2,603)	21,878
Income taxes	15,389	(1,414)
Other	(4,562)	5,212

Net cash provided by operating activities	47,798	46,948
Investing Activities:
Net change in short-term investments	60,841	—
Purchases of held-to-maturity securities	(160,003)	—
Held-to-maturity securities called by issuer	80,001	—
Proceeds from sale of investments	592	5,264
Cash paid for acquired business	(4,348)	(22,243)
Property, plant and equipment for discontinued operations	(2,163)	(3,872)
Property, plant and equipment	(29,763)	(19,295)

Net cash used in investing activities	(54,842)	(40,146)
Financing Activities:
Proceeds from exercise of stock plans	6,375	4,103
Repurchase of treasury stock	(9,635)	(4,890)

Net cash used in financing activities	(3,260)	(787)
Effect of exchange rates on cash and cash equivalents	136	1,646

Net increase (decrease) in cash and cash equivalents	(10,168)	7,661
Cash and cash equivalents at the beginning of the period	542,766	601,453

Cash and cash equivalents at the end of the period	$532,598	$609,114

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$1,632	$744

Stock issued in acquisition of Elantec Semiconductor, Inc.	$—	$1,180,358

See notes to consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. The consolidated balance sheet at January 3, 2003 has been derived from the Company’s audited consolidated financial statements at that date. Certain reclassifications have been made in the January 3, 2003 balance sheet to conform to the July 4, 2003 presentation. Additionally, certain reclassifications have been made within the statement of operations for the three and six months ending July 28, 2002 so as to conform with the July 4, 2003 presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2003.

The results of operations for the three months and six months ended July 4, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Note B—Inventories

Inventories are summarized below (in thousands):

	July 4, 2003	January 3, 2003
	(Unaudited)
Finished products	$18,994	$15,744
Work in progress	68,627	63,141
Raw materials and supplies	3,855	3,588

	91,476	82,473
Less inventory reserves	21,006	21,472

	$70,470	$61,001

At July 4, 2003 and January 3, 2003, Intersil was committed to purchase $28.2 million and $23.3 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	(Unaudited)
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(760)	$(18,291)	$12,956	$(4,466)

Denominator:
Denominator for basic earnings per share—weighted average common shares	136,889	121,638	136,853	114,263
Effect of dilutive securities:
Stock options	3,123	—	3,055	—
Deferred stock units	118	—	61	—
Warrants	1,060	—	1,059	—

Denominator for diluted earnings per share—adjusted weighted average common shares	141,190	121,638	141,028	114,263

Basic earnings (loss) per share	$(0.01)	$(0.15)	$0.09	$(0.04)

Diluted earnings (loss) per share	$(0.01)	$(0.15)	$0.09	$(0.04)

The effect of 3,647 and 2,914 dilutive securities is not included in the computations for three months and six months ended June 28, 2002, respectively, because to do so would be antidilutive.

Note D—Common Stock

During the three months ended April 4, 2003, the Company, as authorized by the Board of Directors, repurchased 672,500 shares of its Class A common stock at an approximate cost of $9.7 million. Also during the three months ended April 4, 2003, the Company retired 897,500 treasury shares, which were carried at an approximate cost of $13.3 million. As of July 4, 2003, the Company held no treasury stock.

During the six months ended July 4, 2003, Sterling Holding Company, LLC. (“Sterling”) converted 6,786,719 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock.

Note E—Available-for-Sale Securities and Loss on Investments

Investments consist of available-for-sale securities, held-to-maturity securities and equity investments accounted for under the cost method. Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock, which is recorded at fair value, as determined based on quoted market prices. Due to changes in market prices, unrealized holding gains/(losses) in the amount of $3.8 million and ($4.0) million have been recorded in other comprehensive income/(loss) for the three months ended July 4, 2003 and June 28, 2002, respectively. Similarly, unrealized holding gains/(losses) in the amount of $4.5 million and ($0.4) million have been recorded in other comprehensive income (loss) for the six months ended July 4, 2003 and June 28, 2002, respectively.

During the three months ended April 4, 2003, the Company began to invest in debt securities with maturities greater than one year. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in this classification are carried at amortized cost. Accordingly, unrealized holding gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity securities were $80.0 million at July 4, 2003. The maturities for securities in the held-to-maturity portfolio range from 1 to 3 years.

During the three months ended July 4, 2003, the Company recorded an impairment charge of $10.0 million ($6.1 million after tax) related to an investment, which is accounted for under the cost method of accounting as the Company holds less than a controlling ownership and the shares are not readily traded on a major stock exchange. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. This impairment is reflected in the discontinued operations section of the statement of operations (see Note J).

Also, during the three months ended July 4, 2003, the Company recorded a gain of $0.6 million ($0.4 million after tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

Note F—Restructuring Costs Related to the Exit of Elantec’s Activities

Included in the purchase price of the Elantec merger are $7.7 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 106 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of July 4, 2003 approximately 45% of the affected employees had been terminated. The remaining employees will be terminated over the next six months. The affected sales offices and fabrication facility will be closed within the next six months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring costs and the remaining accrual follows:

	Balance January 3, 2003	Additions	Utilizations	Balance July 4, 2003
	(in millions)
Employee termination costs	$2.7	$0.6	$(1.6)	$1.7
Milpitas plant closure costs	2.3	—	—	2.3
Sales office closure costs	1.0	—	(0.4)	0.6

Total Restructuring costs	$6.0	$0.6	$(2.0)	$4.6

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

Note H—Restructuring

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs can not be expensed until incurred. However, the Company’s severance agreements entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.6 million during the three months ended April 4, 2003 in relation to the termination of 66 employees. Of this amount, $0.2 million has been reclassified into the discontinued operations section of the statement of operations, as the costs were associated with Wireless Networking employees.

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

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance January 3, 2003	Additions	Utilizations	Balance July 4, 2003
	(in millions)
Employee termination costs
Findlay plant closure	$4.2	—	$(4.1)	$0.1
Sales force reduction	1.0	—	(1.0)	—
General workforce reduction	—	1.6	(1.2)	0.4

	5.2	1.6	(6.3)	0.5
Other exit costs
Findlay facility decommission costs	0.3	—	(0.1)	0.2
SiCOM asset removal and related costs	0.5	—	(0.1)	0.4
Sales channel consolidation costs	0.6	—	(0.5)	0.1

	1.4	—	(0.7)	0.7

Total restructuring costs	$6.6	$1.6	$(7.0)	$1.2

Employee Termination Costs

In connection with the Company’s January 2003 cost reduction initiative, 66 employees were notified that their employment would be terminated and were given the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 59 of the employees being located in the United States and 4 in Europe. As of July 4, 2003, 100% of the affected employees had been terminated.

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and were given the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of July 4, 2003, 100% of the affected employees had been terminated.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and accordingly all of the affected employees had been terminated as of July 4, 2003.

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

Note I—Deferred Stock Units

The Board of Directors has established ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. As a result, the Company issued 102,600 and 30,000 deferred stock units to 11 executives and 6 Board members during the three months ended April 4, 2003 and July 4, 2003, respectively. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of options. The deferred stock units entitle the executives to receive one share of Intersil Class A Common Stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be recorded and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $2.4 million in unearned compensation within the equity section of the Consolidated Balance Sheet during the six months ended July 4, 2003. The unearned compensation was calculated by multiplying the average share price on the day of issuance by the number of deferred stock units issued.

Note J—Discontinued Operations

During the three months ended July 4, 2003, management with the appropriate authority made the decision to sell the Wireless Networking product group. This decision was made after an internal evaluation of the strategic direction of the Company was performed. The Company decided to focus its efforts on the analog product groups where it provides power management, optical storage and other integrated circuit solutions. On July 15, 2003, the Company announced the signing of a definitive sales agreement with GlobespanVirata Inc. (GlobespanVirata). Proceeds from the deal will include $250.0 million in cash and $115.0 million in GlobespanVirata common stock. Additionally, the Company will keep the accounts receivable and accounts payable relating to this product group in place at the time of sale. The Company expects this sale to close in the third quarter of 2003. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group held for sale in the results from continuing operations. The results of operations for this business unit held for sale have been reflected in discontinued operations. The income/(loss) from discontinued operations for the three months and six months ended July 4, 2003 and June 28, 2002 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Revenues	$56,596	$56,861	$105,368	$102,891
Costs of products sales	33,546	26,027	61,545	48,505

Gross margin	23,050	30,834	43,823	54,386
Research and development	13,663	13,169	28,578	24,925
Selling, general and administrative	6,478	5,551	12,336	10,862
Amortization of intangible assets and unearned compensation	713	854	1,425	1,707
Impairment of long-lived assets	—	250	—	250
Restructuring	—	580	—	580
Severance related expenses	—	—	210	—

Operating income	2,196	10,430	1,274	16,062
Loss on investments	10,000	3,000	10,000	3,000

Net income (loss) before taxes	(7,804)	7,430	(8,726)	13,062
Income taxes	10,505	2,850	10,098	4,822

Net income (loss) from discontinued operations	(18,309)	4,580	(18,824)	8,240

The assets and liabilities of the Wireless Networking product group have been reflected as held for sale in the Consolidated Balance Sheets as of July 4, 2003 and January 3, 2003. As the Company expects to close on the sale of this product group within the next quarter, the assets and liabilities of the product group have been presented as current for both periods. The components of these assets and liabilities are shown in the following table (in thousands):

	July 4, 2003	January 3, 2003
Inventories, net	$41,125	$24,966
Other current assets	1,340	843
Deferred income taxes	—	4,865

Current assets	42,465	30,674

Property, plant and equipment, net	17,985	17,438
Intangible assets	191,472	192,726
Investments	876	10,767
Other long-term assets	1,218	336

Total assets	254,016	251,941
Deferred revenue	62	278
Retirement plan accruals	185	1,041
Accrued compensation	4,134	3,810
Sales reserves	1,922	3,366
Other accrued items	6,346	6,184
Deferred income taxes	12,525	1,027

Total liabilities	25,174	15,706

Net assets held for sale	$228,842	$236,235

The deferred income tax assets and liabilities included within net assets held for sale contain a $13.4 million deferred tax liability related to the expected tax gain from the planned sale of the Wireless Networking product group.

Note K—Income Tax

The effective tax rate for the six months ended July 4, 2003 is 24.6% for continuing operations compared to 73.2% during the six months ended June 28, 2002. The effective tax rate for the six months ended July 4, 2003 differ from the tax rate for the six months ended June 28, 2002 due to the write off of in-process research and development, restructuring activities and impairments that were recorded during the second quarter of 2002. This decrease in rates is also attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments.

Note L—Stock Options

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

The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation expense is recorded on the date of the stock option grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company would have reported the following:

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
	(in millions except per share information)
Net income (loss), as reported	$(0.8)	$(18.3)	$13.0	$(4.5)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(8.5)	(6.2)	(15.9)	(10.6)

Net loss, pro forma	$(9.3)	$(24.5)	$(2.9)	$(15.1)

Basic loss per share, pro forma	$(0.07)	$(0.20)	$(0.02)	$(0.13)

Diluted loss per share, pro forma	$(0.07)	$(0.20)	$(0.02)	$(0.13)

Basic income (loss) per share, as reported	$(0.01)	$(0.15)	$0.09	$(0.04)

Diluted income (loss) Per share, as reported	$(0.01)	$(0.15)	$0.09	$(0.04)

Application of SFAS 123 resulted in a decrease in diluted income per share of $0.06 and $0.11 for the three months and six months ended July 4, 2003, respectively. Similarly, application of SFAS 123 resulted in a decrease in diluted income per share of $0.05 and $0.09 for the three months and six months ended June 28, 2002, respectively. The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Options Granted During the Six Months Ended July 4, 2003	Options Granted During the Six Months Ended June 28, 2002
Expected volatility	0.758–0.780	1.002
Dividend yield	—	—
Risk-free interest rate	2.84%–3.45%	4.14%–5.40%
Expected life, in years	7	7

Note M—Merger with Elantec

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

As a result of the merger, the Company incurred transaction related fees of $20.9 million. The Company also incurred costs of $7.7 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note F). Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income (loss). The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	21.1
Exit costs incurred	7.7
Unearned compensation	(34.3)

Total purchase price	$1,365.7

An independent valuation specialist performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,060.3 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The final purchase price allocation is as follows (in millions):

Tangible current assets	$231.7
Tangible long-term assets	17.4
Tangible liabilities	(9.6)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,059.5
Deferred tax liability	(4.7)
Tax benefit from exercise of vested options	5.2

Total purchase price	$1,365.7

The appraisal of the acquired Elantec business included $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years. Additionally, the total amount of goodwill recorded as part of the original purchase accounting was reduced by approximately $5.2 million dollars for the income tax benefit recognized upon the exercise of Intersil options issued to holders of vested Elantec options on the date of the merger.

Note N—Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has completed its assessment of this interpretation and determined that it is not party to any variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our Consolidated Financial Statements, including the Notes thereto. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. You should carefully review and consider the various disclosures made by Intersil in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 3, 2003 and reports on Form 8-K, that discuss our business, results of operations, and financial condition in greater detail. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by the Company’s and its customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; the ability to transition operations of certain assets held for sale to prospective buyers. These “forward-looking statements” are made only as of the date hereof, and the Company undertakes no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

Overview

We provide integrated circuit solutions for the high performance analog market. We focus on three fast growing markets: power management, optical storage (CD and DVD recordable), and flat panel displays. We bring added customer value by providing silicon solutions to new products that enhance the computing experience for people.

Sale of Wireless Networking Product Group

On July 15, 2003, we announced that we had entered into a definitive agreement to sell our Wireless Networking product group to GlobespanVirata, Inc. for approximately $365 million in cash and stock. The Wireless Networking product group provides complete silicon, software and reference design solutions that meet the IEEE’s 802.11 standards. We expect to receive regulatory approval and to finalize the sale prior to the end of the third quarter of 2003. Under terms of the agreement, we will receive $250 million in cash and approximately $115 million in GlobespanVirata stock. We will also retain the accounts receivable and accounts payable of the product group in place at the time of sale.

The following quarterly results and discussion of the result of operations reflect reclassifications for discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Wireless Networking product group:

	Fiscal Year 2001		Fiscal Year 2002				Fiscal Year 2003
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
	(in millions)
Revenue
Power Management	$40.5	$44.8	$43.0	$40.3	$46.9	$52.7	$54.2	$63.6
Elantec	—	—	—	13.1	25.0	25.5	27.2	30.1
Standard Analog	34.3	30.9	33.0	24.7	35.6	32.2	32.0	31.8
Automotive	11.7	9.1	12.1	9.4	10.8	15.4	2.2	—

Total	$86.5	$84.8	$88.1	$87.5	$118.3	$125.8	$115.6	$125.5

Our Power Management products are designed into desktop and notebook computers, file servers, workstations and a variety of portable computing devices. Our Elantec product group focuses on optical storage (CD and DVD recordable), LCD flat panel display and DSL markets. The Standard Analog portfolio includes switches, MUXes and interface devices for computing, communications, test and instrumentation, medical, industrial and other applications, including our Commlink products. Lastly, we sold analog products for the automotive industry. With the sale of our Findlay facility in September 2002, we have discontinued the production of automotive products and sold the remaining inventory of this product line in the first quarter of 2003.

The semiconductor industry experienced a downturn in demand in 2001. Since that time, the industry has stabilized, but has yet to see a meaningful recovery. Power management’s quarterly revenue has grown due to increasing content of desktop core power and graphics cards as well as market share gains in power management solutions for notebooks, graphics and peripheral devices. The Elantec product group has shown steady growth since the third quarter of 2002 due primarily to heightened customer demand for laser diode drivers for DVD recordables.

Due to the addition of Elantec, the second quarter of fiscal year 2002 includes some changes inhibiting the comparability to previous quarters. Effective March 30, 2002, we began to recognize revenue to North American distributors on a sell-through basis. As such, we now recognize sales to North American distributors upon shipment to the end customer. Formerly, we recognized revenue from North American distributor sales upon shipment to the distributors. The change in our revenue recognition policy reduced the revenues of Power Management and Standard Analog in the second quarter of 2002 by $3.4 million and $10.1 million.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Revenue
Power Management	50.7%	46.1%	48.9%	47.4%
Elantec	24.0	15.0	23.8	7.5
Standard Analog	25.3	28.2	26.4	32.9
Automotive	—	10.7	0.9	12.2

Total	100.0	100.0	100.0	100.0
Costs and expenses
Cost of product sales	43.8	49.1	43.3	47.5
Research and development	18.2	20.6	18.2	19.4
Selling, general and administrative	17.8	26.0	18.5	23.5
Amortization of purchased intangibles and unearned stock based compensation	4.1	5.7	4.5	3.6
Write-off of in-process research and development	—	61.5	—	30.7
Impairment of long-lived assets	—	6.8	—	3.4
Restructuring	—	5.4	0.6	2.7

Operating income (loss)	16.0	(75.1)	14.9	(30.8)
Interest, net	(1.6)	(3.2)	(1.7)	(3.1)
Gain on investments	0.5	1.4	0.2	0.7

Income (loss) from continuing operations before sale of certain operations, and income taxes	18.1	(70.5)	16.9	(27.0)
Gain on sale of certain operations disposed of during 2001	—	—	0.6	—

Income (loss) from continuing operations before income taxes	18.1	(70.5)	17.5	(27.0)
Income taxes (benefit)	4.1	(44.3)	4.3	(19.8)

Income (loss) from continuing operations	14.0	(26.1)	13.2	(7.2)
Discontinued operations	(14.6)	5.2	(7.8)	4.7

Net income (loss)	(0.6)%	(20.9)%	5.4%	(2.5)%

Note: Amounts may not add due to rounding.

Revenue

Revenue for the three months ended July 4, 2003 increased 43.4% to $125.5 million from $87.5 million during the three months ended June 28, 2002. Revenue also increased 37.3% from $175.6 million to $241.1 million during the six months ended June 28, 2002 and July 4, 2003, respectively. The increase is primarily a result of the acquisition of the Elantec product group, which contributed an additional $44.2 million during the first two quarters of 2003 over the first two quarters in 2002. In addition, the Power Management product group revenue increased $34.5 million, or 41.4%, to $117.8 million for the first two quarters of 2003 due to increasing content and market share, specifically in the desktop core power and peripheral power product lines. Also, the change in our revenue recognition policy for sales to North American distributors caused a year-over-year increase of $10.1 million for the Standard Analog product group. This increase was partly offset by a $19.3 million decrease in sales in the automotive product group during the first half of 2003 due to the exit of that product group.

Geographically, 27.6%, 58.7% and 13.7% of product sales were derived in North America, Asia/Pacific and Europe, respectively, during the three months ended July 4, 2003 compared to 23.2%, 51.6% and 25.2% during the three months ended June 28, 2002. For the six months ended July 4, 2003, 28.6%, 56.7% and 14.7% of product sales were derived in North America, Asia/Pacific and Europe, respectively, compared to 28.2%, 47.7% and 24.1% during the six months ended June 28, 2002. Our change in revenue recognition for sales to North American distributors resulted in the decrease in the percentage of sales to North American customers in the second quarter of 2002. We also continue to experience increasing demand for our products in the Asia/Pacific market.

Gross Margin

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the three months ended July 4, 2003, gross margin on product sales increased 58.4% to $70.5 million from $44.5 million in the three months ended June 28, 2002. As a percentage of sales, gross margin was 56.2% during the three months ended July 4, 2003, compared to 50.9% during the three months ended June 28, 2002. Gross margins, as a percentage of sales, also increased to 56.7% from 52.5% for the six months ended July 4, 2003 and June 28, 2002, respectively. We recorded a charge of $3.2 million in the three months ended June 28, 2002 to reserve for the eventual return of inventory due to the elimination of a distributor relationship that resulted from the merger with Elantec.

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

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 26.7% to $22.9 million during the three months ended July 4, 2003 from $18.1 million during the three months ended June 28, 2002 and 28.5% to $43.9 during the six months ended July 4, 2003 from $34.1 during the six months ended June 28, 2002. The majority of the increase was driven by the acquisition of Elantec and increased investment in our Power Management product group. As a percent of sales, R&D expenses decreased to 18.2% for the three months ended July 4, 2003 from 20.6% for the three months ended June 28, 2002 and to 18.2% for the six months ended July 4, 2003 from 19.4% for the six months ended June 28, 2002. We expect to increase our investment in R&D in the third quarter of 2003.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses decreased 2.1% to $22.3 million during the three months ended July 4, 2003 from $22.8 million during the three months ended June 28, 2002 and increased 8.3% to $44.7 million during the six months ended July 4, 2003 from $41.2 million during the six months ended June 28, 2002. The six-month increase is due primarily to the addition of Elantec. However, as a percentage of sales, SG&A costs decreased to 17.8% for the three months ended June 28, 2002 from 26.1% for the three months ended June 28, 2002 and also decreased to 18.5% for the six months ended July 4, 2003 from 23.5% for the six months ended June 28, 2002. With the sale of our Wireless Networking product group, we will be focusing on eliminating any excess overhead costs in selling, general and administrative categories.

Amortization

Amortization of intangible assets increased to $5.2 million and $10.9 million during the three months and six months ended July 4, 2003 from $5.0 million and $6.4 million during the same time periods in fiscal year 2002. This increase was driven by the additional amortization of unearned compensation resulting from the Elantec merger. Definite lived assets are being amortized over their useful lives ranging from seven to 11 years. We expect amortization to be $4.4 million in the third quarter and $3.9 million in the fourth quarter of 2003.

In-Process Research and Development

In connection with the merger with Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed to earnings in the three months ended June 28, 2002.

In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects is approximately $38.4 million. We estimate that all projects will be complete by the third quarter of 2003. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping at the time of purchase are reported below (in millions):

Projects Group	Number of Project	Cost to Complete	Average Percent Complete
Optical Storage	61	$9.3	53%
Communications	7	1.1	50%
DC/DC Converters	26	8.2	26%
Amplifiers and Comparators	83	8.2	13%
Other Video	46	9.1	14%
TFT Buffers	17	2.5	25%

Total	240	$38.4

These estimates, which were developed by an independent third party, are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet either technological or commercial success.

Impairment of long-lived assets

We recorded an impairment of long-lived assets of $5.9 million during the three months ended June 28, 2002. Included in this write down was an impairment of $3.6 million ($2.3 million net of tax) on assets located at our facility in Findlay, Ohio. This adjusted the value of the assets to equal the contractual sales price. The remaining impairment was associated with manufacturing and other equipment based on estimated future cash flows.

Restructuring and Other Charges

As part of the merger with Elantec, we accrued for restructuring costs related to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate processes and locations. As a result of the restructuring we recorded a charge of $4.7 million ($3.0 million after tax) during the six months ended June 28, 2002. The plans included the exit of various sales offices and the termination of redundant distribution channels worldwide.

In January 2003, we announced a cost reduction initiative to reduce our workforce by 3%. Due to the implementation of Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs can not be expensed until incurred. However, due to the structure of our severance agreements, terminated employees are entitled to their severance benefits upon notification of termination. Accordingly, we expensed $1.4 million during the three months ended April 4, 2003 in relation to the termination of 42 employees.

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

Interest Income/Expense

Interest income decreased to $2.1 million and $4.4 million for the three months and six months ended July 4, 2003, respectively, from $3.1 million and $6.0 million for the same time periods in 2002. The decrease was due to the erosion of interest rates during 2002. Interest expense decreased slightly to $0.1 million and $0.2 million for the three months and six months ended July 4, 2003, respectively, from $0.2 million and $0.6 million for the same time periods in 2002.

Tax Expense

The effective tax rate for the six months ended July 4, 2003 is 24.6% for continuing operations compared to 73.2% during the six months ended June 28, 2002. The effective tax rate for the six months ended July 4, 2003 differs from the provision for the six months ended June 28, 2002 due to the write off of in-process research and development, restructuring activities and impairments that were recorded during the second quarter of 2002. This decrease in rates can also be attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments.

Discontinued Operations

Management, with the appropriate authority, made the decision to sell our Wireless Networking product group during the three months ended July 4, 2003 (see note J). This has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, this product group and the historical results have been reclassified accordingly for all periods presented. Revenues from the discontinued operations were $56.6 million and $56.9 million for the three months ended July 4, 2003 and June 28, 2002, respectively. Revenues during the six months ended the same time periods were $105.4 million and $102.9 million, respectively. The net loss from discontinued operations, net of taxes, for the three months and six months ended July 4, 2003 was $18.3 million and $18.8 million, respectively. Included in these amounts is a loss on impairment of investments of $10.0 million ($6.1 million net of taxes) as well as a $13.4 million tax charge related to the expected tax gain from the planned sale of the product group’s assets. However, operations during the three months and six months ended June 28, 2002 resulted in net income from discontinued operations, net of taxes, of $4.6 million and $8.2 million, respectively.

Backlog

We had sales backlog at July 4, 2003 of $129.8 million compared to $131.3 million at January 3, 2003.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of July 4, 2003 our total shareholders’ equity was $2,225.8 million.

Net cash provided by operating activities for the six months ended July 4, 2003 was $47.8 million. Net cash used in investing activities for the six months ended July 4, 2003 was $54.8 million. These expenditures were primarily related to the purchases of manufacturing equipment as we continue to increase our production capacity. Net cash used by financing activities for the six months ended July 4, 2003 was $3.3 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. Our cash, cash equivalents and short-term investments balance at July 4, 2003 was $552.6 million.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $97.2 million at July 4, 2003 compared to $93.9 million at January 3, 2003. Inventories increased to $70.5 million at July 4, 2003 from $61.0 million at January 3, 2003.

Sales reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer return activity. The sales reserves increased 42.3% to $3.9 million at July 4, 2003 from $2.7 million at January 3, 2003 primarily as a result of accruals for future price rebate payments.

Inventories increased 15.5% from $61.0 million at January 3, 2003 to $70.5 million at July 4, 2003. The majority of the increase is attributable purchases made in order to build end of life inventory for Elantec products in anticipation of moving the production operations to Palm Bay from Milpitas.

Capital Expenditures

Capital expenditures for the three months and six months ended July 4, 2003 were $14.3 million and $31.9 million, respectively, compared to $14.8 million and $23.2 million for the three months and six months ended June 28, 2002, respectively. Our expenditures have primarily been related to expanding our fabrication facilities in Palm Bay.

Transactions with Related and Certain Other Parties

We hold two receivable balances within other assets in our balance sheet resulting from loans made to two of our employees who are neither the CFO or CEO. The loans, which totaled $1.0 million at July 4, 2003, were made by Elantec prior to the merger as part of employment offers. The loans are recourse loans, and the security is in the form of second trust deeds on each employees’ real property. Each loan earns interest in excess of the Prime Rate. The two loans are due on June 22, 2006 and April 18, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At July 4, 2003 we had open foreign exchange contracts with a notional amount of $8.1 million, to hedge anticipated foreign cash flow commitments up to six months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for six months ended July 4, 2003 were $0.1 million respectively. During the three months and six months ended July 4, 2003 we purchased and sold $25.7 million and $65.8 million, respectively, of foreign exchange contracts. The derivatives are also recognized on the balance sheet at their fair value of $0.1 million at July 4, 2003.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at July 4, 2003, would have an impact of approximately $0.1 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 1998, Harris Corporation (Harris), Intersil’s predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson counter sued and filed a complaint against Harris for infringement of certain telecommunication patents in the United States District Court for the Eastern District of Texas. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of accused products. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris and Intersil’s post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and Intersil cross-appealed on September 4, 2002 to preserve our rights in the event that the Federal Circuit considers reinstatement of any part of the jury verdict. The parties filed briefs in late 2002 and reply briefs in early 2003. The Court of Appeals has not yet issued a ruling on the appeal.

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. The plaintiffs seek an award of damages and litigation costs and expenses. These lawsuits against Intersil, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for Intersil improperly touted the value of the shares of Intersil during the relevant class period as part of the purported scheme to artificially inflate the value of Intersil shares. In October 2002, the individual employee defendants were dismissed from the class action suit. A settlement between the plaintiffs and all stock issuers was reached recently, pending Court approval. If approved, Intersil will be permanently dismissed from the suit by the plaintiffs.

In June 2001, Harris filed suit against United States Filter Wastewater Group (USF) regarding a fluoride wastewater treatment system that USF’s predecessor designed, manufactured and installed at Harris’s former Mountaintop, Pennsylvania facility pursuant to a December 1993 contract. Harris alleges the system does not comply with the December 1993 contractual specifications as well as other requirements imposed by the local sewer authority. Harris is seeking from USF approximately $3,500,000 in operating costs, consultant fees and the cost of constructing a new wastewater treatment system. Harris sold the facility and system to Intersil in 1999 and Intersil sold the facility and system to Fairchild Semiconductor Corp. in 2001. Intersil and Fairchild intervened as party-plaintiffs in the lawsuit against USF. On May 10, 2002, Fairchild sent a claim letter to Intersil seeking indemnification (including legal fees) associated with the design and construction of a new fluoride treatment system, based on the 2001 sale agreement. On November 25, 2002, Intersil sent a claim letter to Harris seeking indemnification for losses associated with the system, based on the 1999 sale agreement. These indemnification claims are not the subject of any pending legal action. If Harris prevails over USF, the matter should be resolved, effectively resolving claims by Intersil against Harris and Fairchild against Intersil. If Harris does not prevail over USF, then based on the nature of the contractual indemnifications between the parties, we believe that any liability that Intersil may owe to Fairchild relating to the system will be covered and addressed by Harris and its obligation to indemnify Intersil with respect to the system. The parties are presently in the middle of mediation to resolve the contractual liability issue while reserving all rights regarding indemnification.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 14, 2003 (the “Annual Meeting”) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated April 14, 2003:

(1) Election of Directors. All eight of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Against	Abstain
Gregory L. Williams	113,335,506	1,359,751	-0-
Richard M. Beyer	113,335,506	1,359,751	-0-
Robert W. Conn	113,857,391	837,866	-0-
James V. Diller	113,335,506	1,359,751	-0-
Gary E. Gist	110,371,092	4,324,165	-0-
Jan Peeters	110,371,092	4,324,165	-0-
Robert N. Pokelwaldt	113,857,391	837,866	-0-
James A. Urry	109,874,375	4,820,882	-0-

(2) Proposal for the shareholders to ratify the appointment of Ernst & Young as the Independent Public Auditors of the Company.

For	Against	Abstain
108,541,660	6,129,131	24,466

(3) Proposal for the shareholders to approve the increase in the number of shares authorized for issuance under the Employee Stock Purchase Plan from 1,333,334 to 2,333,334.

For	Against	Abstain
113,470,600	1,189,481	35,176

(4) Proposal for the shareholders to approve the adoption of the Executive Incentive Plan.

For	Against	Abstain
111,549,228	2,841,237	304,792

Item 6. Exhibits and Reports on Form 8-K

a)	EXHIBIT NO.	DESCRIPTION
	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	REPORTS ON FORM 8-K

April 25, 2003: Item 7. Financial Statements and Exhibits; Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Announcement of results of the first quarter of fiscal year 2003.

May 14, 2003: Item 9. Regulation FD Disclosure. Filing of CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

By:	/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer
Date August 11, 2003

By:	/s/ THOMAS C. TOKOS
Thomas C. Tokos General Counsel & Secretary
Date August 11, 2003