Form 10-Q
period 2003-10-03
INTERSIL CORP/DE
filed 2003-11-12
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on November 10, 2003:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	138,936,784

INTERSIL CORPORATION

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of October 3, 2003 and January 3, 2003	4

	Consolidated Statements of Operations for the Three Months and Nine Months Ended October 3, 2003 and October 4, 2002	5

	Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended October 3, 2003 and October 4, 2002	6

	Consolidated Statements of Cash Flows for the Nine Months ended October 3, 2003 and October 4, 2002	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES
	Chief Financial Officer
	General Counsel and Secretary

	SECTION 302 CERTIFICATIONS
	Chief Executive Officer
	Chief Financial Officer

	SECTION 906 CERTIFICATIONS
	Chief Executive Officer
	Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 3, 2003	January 3, 2003
	(Unaudited)
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$784,303	$542,766
Short-term investments	14,804	80,836
Trade receivables, less allowances for collection loss ($862 as of October 3, 2003 and $1,107 as of January 3, 2003)	76,350	93,894
Inventories, net	81,732	61,001
Prepaid expenses and other current assets	69,387	8,605
Assets held for sale	—	251,941
Deferred income taxes	35,064	29,402

Total Current Assets	1,061,640	1,068,445
Other Assets
Property, plant and equipment, less allowances for depreciation ($100,683 as of October 3, 2003 and $78,680 as of January 3, 2003)	158,301	143,937
Goodwill	1,057,739	1,060,310
Intangibles, less accumulated amortization	35,841	51,372
Investments	131,094	21,697
Deferred income taxes	21,206	16,674
Related party notes	500	1,000
Other	5,973	6,046

Total Other Assets	1,410,654	1,301,036

Total Assets	$2,472,294	$2,369,481

Liabilities and Shareholders’ Equity
Current Liabilities
Trade payables	$26,543	$37,539
Retirement plan accruals	6,961	9,220
Accrued compensation	20,786	17,573
Accrued interest and sundry taxes	4,702	2,336
Deferred margin	12,235	12,129
Exit costs	1,222	3,029
Restructuring costs	7,125	12,577
Other accrued items	52,812	28,542
Sales reserves	10,402	3,791
Liabilities held for sale	—	15,706
Income taxes payable	82,475	24,368

Total Current Liabilities	225,263	166,810
Shareholders’ Equity
Preferred Stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 137,676,067 shares outstanding at October 3, 2003 and 129,140,657 shares outstanding at January 3, 2003	1,375	1,290
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, no shares outstanding at October 3, 2003 and 7,786,719 shares outstanding at January 3, 2003	—	78
Additional paid-in capital	2,238,406	2,228,925
Retained earnings (accumulated deficit)	17,164	(780)
Unearned compensation	(11,057)	(20,104)
Accumulated other comprehensive income (loss)	1,143	(3,116)
Treasury shares, at cost	—	(3,622)

Total Shareholders’ Equity	2,247,031	2,202,671

Total Liabilities and Shareholders’ Equity	$2,472,294	$2,369,481

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
	(Unaudited)
	(in thousands, except per share amounts)
Revenue
Product sales	$130,531	$118,315	$371,621	$293,892
Costs and expenses
Cost of product sales	56,775	52,348	161,079	135,834
Research and development	23,859	22,547	67,734	56,680
Selling, general and administrative	22,155	25,280	66,810	66,525

Amortization of purchased intangibles and unearned stock- based compensation	4,270	8,375	15,125	14,751
Impairment of long-lived assets	12,576	—	12,576	5,909
Restructuring	3,019	—	4,437	4,744
Write-off of in-process research and development	—	—	—	53,816

Operating income (loss)	7,877	9,765	43,860	(44,367)
Gain (loss) on investments	(5,804)	—	(5,212)	1,264
Interest expense	191	205	428	763
Interest income	2,115	2,962	6,523	8,977

Income (loss) from continuing operations before sale of certain operations, and income taxes	3,997	12,522	44,743	(34,889)
Gain on sale of certain operations disposed of during 2001	—	—	1,428	—

Income (loss) from continuing operations before income taxes	3,997	12,522	46,171	(34,889)
Income taxes (benefit)	1,315	20,457	11,709	(14,249)

Income (loss) from continuing operations	2,682	(7,935)	34,462	(20,640)
Discontinued operations
Income from discontinued operations (including gain from disposal of $61,504)	28,975	16,237	20,249	29,299
Income taxes on discontinued operations	22,504	4,750	32,602	9,572

Net income (loss) from discontinued operations	6,471	11,487	(12,353)	19,727

Net income (loss)	$9,153	$3,552	$22,109	$(913)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.25	$(0.17)
Income (loss) from discontinued operations	0.05	0.09	(0.09)	0.16

Net income (loss)	$0.07	$0.03	$0.16	$(0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.24	$(0.17)
Income (loss) from discontinued operations	0.04	0.09	(0.08)	0.16

Net income (loss)	$0.06	$0.03	$0.16	$(0.01)

Weighted average common shares outstanding (in millions):
Basic	137.2	136.4	137.3	122.0

Diluted	142.1	140.7	142.2	122.0

Dividend declared per common share	0.03	—	0.03	—

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
	(Unaudited)
	(in thousands)
Net income (loss)	$9,153	$3,552	$22,109	$(913)
Other comprehensive income (loss):
Currency translation adjustments	511	(4)	927	248
Unrealized gain (loss) on available-for-sale securities	(1,168)	(4,702)	3,332	(5,069)

Comprehensive income (loss)	$8,496	$(1,154)	$26,368	$(5,734)

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 3, 2003	October 4, 2002
	(Unaudited)
	(in thousands)
Operating Activities:
Net income (loss) from continuing operations	$34,462	$(20,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,897	33,247
Provisions for inventory obsolescence	1,149	1,439
Restructuring	4,437	4,744
Write-off of in-process research and development	—	53,816
Gain on sale of certain operations	(1,428)	—
Loss (gain) on sale of investments	5,212	(1,264)
Impairments on long-lived assets	12,576	5,909
Deferred taxes	(6,355)	(10,917)

Net income (loss) from discontinued operations	(12,353)	19,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(61,504)	—
Other adjustments	36,526	11,365

Changes in assets and liabilities:
Trade receivables	17,543	(16,601)
Inventories	(21,878)	(2,585)
Prepaid expenses and other current assets	(6,375)	1,137
Trade payables and accrued liabilities	(18,789)	(722)
Income taxes payable	65,685	(3,192)
Other	1,441	4,540
Net assets held for sale	(44,100)	(20,340)

Net cash provided by operating activities	44,146	59,663

Investing Activities:
Net change in short-term investments	66,031	(34,877)
Purchases of held-to-maturity securities	(197,803)	—
Held-to-maturity securities called by issuer	80,001	—
Proceeds from sale of Wireless Networking product group, net	208,971	—
Proceeds from sale of investments	104,154	5,264
Cash paid for acquired business	(2,116)	(23,775)
Property, plant and equipment for discontinued operations	(3,678)	(6,342)
Property, plant and equipment	(54,876)	(32,319)

Net cash used in investing activities	200,684	(92,049)

Financing Activities:
Proceeds from exercise of stock plans	18,232	8,340
Repurchase of treasury stock	(21,584)	(17,801)

Net cash used in financing activities	(3,352)	(9,461)
Effect of exchange rates on cash and cash Equivalents	59	2,362

Net increase (decrease) in cash and cash equivalents	241,537	(39,485)
Cash and cash equivalents at the beginning of the period	542,766	554,119

Cash and cash equivalents at the end of the period	$784,303	$514,634

Supplemental Disclosures—Non-Cash Activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$7,801	$2,763

Stock issued in acquisition of Elantec Semiconductor, Inc.	—	$1,180,358

See notes to consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. The consolidated balance sheet at January 3, 2003 has been derived from the Company’s audited consolidated financial statements at that date. Certain reclassifications have been made in the January 3, 2003 balance sheet to conform to the October 3, 2003 presentation. Additionally, certain reclassifications have been made within the statement of operations for the three and nine months ending October 4, 2002 so as to conform to the October 3, 2003 presentation.

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

The results of operations for the three months and nine months ended October 3, 2003, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company’s 2002 and 2003 fiscal years contain 53 weeks and 52 weeks respectively. The third quarter of 2002 and 2003 contain 14 weeks and 13 weeks respectively.

Note B—Inventories

Inventories are summarized below (in thousands):

	October 3, 2003	January 3, 2003
	(Unaudited)
Finished products	$22,911	$15,744
Work in progress	77,291	63,141
Raw materials and supplies	4,645	3,588

	104,847	82,473
Less inventory reserves	23,115	21,472

	$81,732	$61,001

At October 3, 2003 and January 3, 2003, Intersil was committed to purchase $15.7 million and $23.3 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
	(Unaudited)
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$9,153	$3,552	$22,109	$(913)

Denominator:
Denominator for basic earnings per share—weighted average common shares	137,246	136,398	137,340	122,015
Effect of dilutive securities:
Stock options	3,786	3,201	3,781	—
Deferred stock units	79	—	49	—
Warrants	1,013	1,059	1,036	—

Denominator for diluted earnings per share—adjusted weighted average common shares	142,124	140,658	142,206	122,015

Basic earnings (loss) per share	$0.07	$0.03	$0.16	$(0.01)

Diluted earnings (loss) per share	$0.06	$0.03	$0.16	$(0.01)

The effect of 3,363 dilutive securities is not included in the computations for nine months ended October 4, 2002, as it would be antidilutive.

Note D—Common Stock

During the three months and nine months ended October 3, 2003, the Company, as authorized by the Board of Directors, repurchased 475,295 and 1,147,795 shares of its Class A common stock at an approximate cost of $11.9 million and $21.6 million, respectively. During the three months and nine months ended October 3, 2003, the Company retired 475,295 and 1,372,795 treasury shares, which were carried at an approximate cost of $11.9 million and $25.2 million, respectively. As of October 3, 2003, the Company held no treasury stock. The table below summarizes the Company’s treasury share activities since January 3, 2003 (in millions and at cost):

Treasury shares at January 3, 2003	$3.6
Treasury shares repurchased	21.6
Treasury shares retired	(25.2)

Treasury shares at October 3, 2003	—

Sterling Holding Company, LLC. (“Sterling”) converted 1,000,000 and 7,786,719 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock during the three months and nine months ended October 3, 2003, respectively.

In September 2003, the Board of Directors declared the Company’s first common stock dividend, of $0.03 per share, which will be paid on November 24, 2003 to stockholders of record as of November 3, 2003. Accordingly, the Company recorded a dividend payable of approximately $4.2 million within the current liability section of the balance sheet. Intersil’s dividend policy is impacted by, among other items, the Company’s views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and profitability.

Note E—Long-term Investments

Investments primarily consist of available-for-sale and held-to-maturity securities as defined within Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock, which is recorded at fair value, as determined by quoted market prices. Due to changes in market prices, unrealized holding losses in the amount of $1.2 million and $4.7 million have been recorded in other comprehensive income/(loss) for the three months ended October 3, 2003 and October 4, 2002, respectively. Similarly, unrealized holding gains/(losses) in the amount of $3.3 million and ($5.1) million have been recorded in other comprehensive income (loss) for the nine months ended October 3, 2003 and October 4, 2002, respectively.

During the three months ended April 4, 2003, the Company began to invest in debt securities with maturities greater than one year. In accordance with SFAS 115, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in this classification are carried at amortized cost. Accordingly, unrealized holding gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity securities were $117.8 million at October 3, 2003. The maturities for these securities range from 1 to 3 years.

During the three months ended October 3, 2003, the Company recorded a net loss from investments of $5.8 million. This loss was comprised of two transactions. First, the Company recorded an impairment charge of $13.0 million ($13.0 million after tax) related to an investment, which is accounted for under the cost method of accounting as the Company holds less than 20% ownership and can not exercise influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The second transaction related to the disposition of 15,462,185 shares of Globespanvirata common stock, which was sold at a $7.2 million gain ($4.7 million after tax). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value on the date of receipt. The Globespanvirata common stock represented a portion of the consideration paid by Globespanvirata to the Company for its Wireless product group (see Note J).

During the three months ended July 4, 2003, the Company recorded a gain of $0.6 million ($0.4 million after tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

During the three months ended July 4, 2003, the Company recorded an impairment charge of $10.0 million ($6.1 million after tax) related to an investment, which is accounted for under the cost method of accounting as the Company holds less than 20% ownership and can not exercise influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. This impairment is reflected in the discontinued operations section of the statement of operations (see Note J).

Note F—Restructuring Costs Related to the Exit of Elantec’s Activities

Included in the purchase price of the Elantec merger are $7.7 million in accrued costs arising from the Company’s plan to exit certain activities deployed by Elantec (Note M). In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. The restructuring plan includes termination benefits and other costs incurred in the Company’s exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Of the $7.7 million, approximately $0.6 million of severance costs were recorded in the three months ended April 4, 2003 due to the Company’s decision to delay the closure of the Milpitas fabrication facility from March 2003 to December 2003. The restructuring plan was formalized in May 2002, and is currently funded from working capital as intended by the plan. As a result of the merger, 103 Elantec employees were notified that their employment would be terminated and of the specifics of their severance benefits. As of October 3, 2003 approximately 48% of the affected employees had been terminated. The remaining employees will be terminated over the next three months. The affected sales offices and fabrication facility will be closed within the next three months.

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring costs and the remaining accrual follows:

	Balance January 3, 2003	Additions	Utilizations	Balance October 3, 2003
	(in millions)
Employee termination costs	$2.7	$0.6	$(1.8)	$1.5
Milpitas plant closure costs	2.3	—	—	2.3
Sales office closure costs	1.0	—	(0.4)	0.6

Total Restructuring costs	$6.0	$0.6	$(2.2)	$4.4

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

Note H—Restructuring

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless product group (see Note J). The restructuring plan includes the termination of approximately 8% of the remaining workforce and the closure of three sales office locations in the United States. In accordance with Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, a Company can only accrue costs related to liabilities that have been incurred. The terms of the severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through their termination date, thus the Company recorded charges of $2.8 million for the portion of severance benefits that it was obligated to pay as of October 3, 2003. Likewise, the Company recorded charges of $0.2 million related to sales office locations for which lease contracts had been signed.

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of SFAS 146, severance related costs can not be expensed until incurred. However, the Company’s severance agreements entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.6 million during the three months ended April 4, 2003 in relation to the termination of 66 employees. Of this amount, $0.2 million has been reclassified into the discontinued operations section of the statement of operations, as the costs were associated with Wireless Networking employees.

As part of the merger with Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate sales office operations of the Company that existed prior to the merger. As a result of the restructuring, the Company recorded a charge of $5.3 million ($3.4 million after tax) during the three months ended June 28, 2002. Of this amount, $0.6 million was reclassified into the discontinued operations section of the statement of operations. During the three months ended October 3, 2003, the Company reversed approximately $0.2 million in restructuring accruals related to this plan, as the eventual settlement amount of the liability was less than the amount originally accrued. The release of this accrual has been reclassified into the discontinued operations section of the statement of operations, as the accrual was associated with the Wireless Networking product group.

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

Benefits from these restructurings will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. A summary of the restructuring charges and the remaining accrual follows:

	Balance January 3, 2003	Additions	Utilizations	Balance October 3, 2003
	(in millions)
Employee termination costs
Findlay plant closure	$4.2	—	$(4.2)	$—
Sales force reduction	1.0	—	(1.0)	—
General workforce reduction	—	1.6	(1.3)	0.3
Wireless Networking divestiture	—	2.8	(0.8)	2.0

	5.2	4.4	(7.3)	2.3
Other exit costs
Findlay facility decommission costs	0.3	—	(0.1)	0.2
SiCOM asset removal and related costs	0.5	—	(0.5)	—
Sales channel consolidation costs	0.6	—	(0.6)	—
Wireless Networking sales office closures	—	0.2	—	0.2

	1.4	0.2	(1.2)	0.4

Total restructuring costs	$6.6	$4.6	$(8.5)	$2.7

Employee Termination Costs

As a result of the divestiture of the Wireless Networking product group, 131 employees were notified that their employment would be terminated and were given the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 119 of the employees being located in the United States, 6 in Europe and 6 in Asia. As of October 3, 2003, 80.2% of the affected employees had been terminated.

In connection with the Company’s January 2003 cost reduction initiative, 63 employees were notified that their employment would be terminated and were given the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 59 of the employees being located in the United States and 4 in Europe. As of October 3, 2003, 100% of the affected employees had been terminated.

As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and were given the specifics of their severance benefits. These positions included primarily selling employees of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of October 3, 2003, 100% of the affected employees had been terminated.

In connection with the March 2001 announced restructurings, approximately 534 employees were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling, general and administrative employees with 521 of the employees being located in the United States and 13 in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and accordingly 100% of the affected employees had been terminated as of October 3, 2003.

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

Note I—Deferred Stock Units

The Board of Directors has established ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. As a result, the Company issued 102,600 and 30,000 deferred stock units to 11 executives and 6 Board members during the three months ended April 4, 2003 and July 4, 2003, respectively. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be recorded and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $2.4 million in unearned compensation within the equity section of the Consolidated Balance Sheet during the six months ended July 4, 2003. The unearned compensation was calculated by multiplying the average share price on the day of issuance by the number of deferred stock units issued. The Company reversed $0.2 million of the unearned compensation balance during the three months ended October 3, 2003 when 15,000 deferred stock units were forfeited due to the departure of two of the executives. The Company expensed $0.1 million and $0.3 million of the unearned compensation during the three months and nine months ended October 3, 2003, respectively.

Note J—Discontinued Operations

Upon evaluation and review of the Wireless Networking portfolio, the Company concluded that the Wireless Networking product group was not core to its long-term strategy and thus sold the product group on August 28, 2003 with the appropriate authority of the Board of Directors. The Company has decided to focus its efforts on the analog product groups where it provides power management, optical storage, flat panel display and other analog solutions. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (WLAN) based upon the IEEE 802.11 global standards. Proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. Additionally, the Company kept the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The company recorded a gain of $61.5 million ($28.0 million net of tax). The gain was calculated as the proceeds less $259.5 million of the product group’s net assets, $32.0 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, audit fees, and legal costs associated with patent infringement suits for which Intersil has indemnified GlobespanVirata. As of October 3, 2003, the Company had recorded approximately $28.8 million of accruals to cover unpaid transaction costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income/(loss) from discontinued operations for the three months and nine months ended October 3, 2003 and October 4, 2002 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
	(Unaudited)
Revenues	$15,325	$73,000	$120,693	$175,891
Costs of products sales	16,719	35,747	78,264	84,252

Gross margin	(1,394)	37,253	42,429	91,639
Research and development	10,857	14,513	39,435	39,438
Selling, general and administrative	4,504	5,650	16,840	16,513
Amortization of intangible assets and unearned compensation	—	853	1,425	2,559
Impairment of long-lived assets	15,928	—	15,928	250
Restructuring and severance	(154)	—	56	580

Operating income (loss)	(32,529)	16,237	(31,255)	32,299
Gain from sale of product group	61,504	—	61,504	—
Loss on investments	—	—	10,000	3,000

Net income before taxes	28,975	16,237	20,249	29,299
Income taxes	22,504	4,750	32,602	9,572

Net income (loss) from discontinued operations	$6,471	$11,487	$(12,353)	$19,727

Note K—Income Tax

The effective tax rate for the nine months ended October 3, 2003 is 25.4% for continuing operations compared to a 40.8% benefit during the nine months ended October 4, 2002. The effective tax rate for the nine months ended October 3, 2003 differs from the tax rate for the nine months ended October 4, 2002 due to the write off of in-process research and development, restructuring activities and impairments that were recorded during the second quarter of 2002. This difference in rates can also be attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments.

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

	Three Months Ended		Nine Months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
	(in millions except per share information)
Net income (loss), as reported	$9.2	$3.6	$22.1	$(0.9)
Add: Stock-based employee compensation included in reported net income	13.8	6.4	21.0	9.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(20.5)	(18.7)	(60.3)	(35.2)

Net income (loss), pro forma	$2.5	$(8.7)	$(17.2)	$(26.3)

Basic loss per share, pro forma	$0.02	$(0.06)	$(0.13)	$(0.22)

Diluted loss per share, pro forma	$0.02	$(0.06)	$(0.13)	$(0.22)

Basic income (loss) per share, as reported	$0.07	$0.03	$0.16	$(0.01)

Diluted income (loss) per share, as reported	$0.06	$0.03	$0.16	$(0.01)

Application of SFAS 123 resulted in a decrease in diluted income per share of $0.04 and $0.29 for the three months and nine months ended October 3, 2003, respectively. Similarly, application of SFAS 123 resulted in a decrease in diluted income per share of $0.09 and $0.21 for the three months and nine months ended October 4, 2002, respectively. The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Options Granted During the Nine Months Ended October 3, 2003	Options Granted During the Nine Months Ended October 4, 2002
Expected volatility	0.739–0.780	1.002
Dividend yield	—	—
Risk-free interest rate	2.84%–3.45%	4.14%–5.40%
Expected life, in years	7	7

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

As a result of the merger, the Company incurred transaction related fees of $21.1 million. The Company also incurred costs of $7.7 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note F). Finally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income (loss). The table below summarizes the components of the purchase price (in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	21.1
Exit costs incurred	7.7
Unearned compensation	(34.3)

Total purchase price	$1,365.7

An independent valuation specialist performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,057.7 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The final purchase price allocation is as follows (in millions):

Tangible current assets	$231.7
Tangible long-term assets	17.4
Tangible liabilities	(9.8)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,057.7
Deferred tax liability	(4.7)
Tax benefit from exercise of vested options	7.2

Total purchase price	$1,365.7

The appraisal of the acquired Elantec business included $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years. Additionally, the total amount of goodwill recorded as part of the original purchase accounting was reduced by approximately $7.2 million dollars for the income tax benefit recognized upon the exercise of Intersil options issued to holders of vested Elantec options on the date of the merger.

Note N—Shareholder Rights Plan

On August 29, 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on September 17, 2003. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group acquire beneficial ownership of 20% or more of the Company’s common stock, each right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $115, that number of shares of the Company’s common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company. Certain of our principal stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Rights Plan.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.0001 per right. Further, if any person or group becomes an Acquiring Person, the Board of Directors has the option to exchange one share of common stock for each right held by any Person other than the Acquiring Person. The rights expire on August 29, 2006.

In connection with the adoption of a Stock Purchase Rights Plan, the Board of Directors adopted a resolution creating a series of 25,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock. As of October 3, 2003, none of the shares were issued or outstanding.

Note O—Impairment of Long-lived Assets

The Company recorded an impairment of long-lived assets of $12.6 million during the three months ended October 3, 2003. This was comprised primarily of a write down of certain definite-lived intangible assets, following the sale of the Wireless Networking product group. The impairments were measured as the excess of the assets’ carrying value over the present value of cash flows arising from the assets in accordance with SFAS 144.

Note P—Guarantees

As discussed in Note Q, in November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of October 3, 2003 associated with guarantees covered by this interpretation.

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in Intersil’s aggregate product warranty liabilities was as follows for the nine month period ended October 3, 2003 (in thousands):

Balance, January 3, 2003	$1,256
Accruals for warranties issued during the period	882
Settlements made (in cash or in kind) during the period	(1,025)

Balance, October 3, 2003	$1,113

Note Q—Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. There was no impact upon adoption and this guidance is not expected to have a material impact in the future based upon our current operational agreements.

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

Overview

We provide integrated circuit solutions for the high performance analog market. Our focus is directed primarily on three of the fastest growing semiconductor markets: power management, optical storage (CD and DVD recordable), and flat panel displays. We bring added customer value by providing silicon solutions to new products that enhance the computing experience for people.

Sale of Wireless Networking Product Group

On July 15, 2003, we announced that we had entered into a definitive agreement to sell our Wireless Networking product group to GlobespanVirata, Inc. The Wireless Networking product group provides complete silicon, software and reference design solutions that meet the IEEE’s 802.11 standards. The sale was consummated on August 28, 2003. We received $250 million in cash and approximately $114.4 million in GlobespanVirata stock. We also retained the accounts receivable and accounts payable of the product group in place at the time of sale.

The following quarterly results and discussion of the result of operations reflect reclassifications for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Quarterly Results

The following table sets forth the unaudited historical quarterly revenue of our product groups excluding the Wireless Networking product group:

	Fiscal Year 2001	Fiscal Year 2002				Fiscal Year 2003
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
	(in millions)
Revenue
Power Management	$44.8	$43.0	$40.3	$46.9	$52.7	$54.2	$63.6	$66.9
Elantec	—	—	13.1	25.0	25.5	27.2	30.1	33.4
Standard Analog	30.9	33.0	24.7	35.6	32.2	32.0	31.8	30.2
Automotive	9.1	12.1	9.4	10.8	15.4	2.2	—	—

Total	$84.8	$88.1	$87.5	$118.3	$125.8	$115.6	$125.5	$130.5

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

Our products are increasingly focused at the computer and peripheral devices market. These markets experience seasonally weaker first and second quarters and stronger third and fourth quarters. As a result, our revenue is typically stronger in the latter half of our fiscal year.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine months Ended
	October 3, 2003	October 4, 2002	October 3, 2003	October 4, 2002
Revenue
Power Management	51.3%	39.6%	49.7%	44.3%
Elantec	25.6	21.2	24.4	13.0
Standard Analog	23.1	30.0	25.3	31.7
Automotive	—	9.2	0.6	11.0

Total	100.0	100.0	100.0	100.0
Costs and expenses
Cost of product sales	43.5	44.2	43.3	46.2
Research and development	18.3	19.0	18.2	19.4
Selling, general and administrative	17.0	21.4	18.0	22.6
Amortization of purchased intangibles and unearned stock based compensation	3.3	7.1	4.1	5.0
Impairment of long-lived assets	9.6	—	3.4	2.0
Restructuring	2.3	—	1.2	1.6
Write-off of in-process research and development	—	—	—	18.3

Operating income (loss)	6.0	8.3	11.8	(15.1)
Gain (loss) on investments	(4.4)	—	(1.5)	0.4
Interest, net	1.5	2.3	1.7	2.8

Income (loss) from continuing operations before sale of certain operations, and income taxes	3.1	10.6	12.0	(11.9)
Gain on sale of certain operations disposed of during 2001	—	—	0.4	—

Income (loss) from continuing operations before income taxes	3.1	10.6	12.4	(11.9)
Income taxes (benefit)	1.0	17.3	3.1	(4.9)

Income (loss) from continuing operations	2.1	(6.7)	9.3	(7.0)
Income from discontinued operations (including gain from disposal of $61,504)	22.2	13.7	5.4	10.0
Income taxes on discontinued operations	17.3	4.0	8.8	3.3

Net income (loss) from discontinued operations	4.9	9.7	(3.4)	6.7

Net income (loss)	7.0%	3.0%	5.9%	(0.3)%

Note: Amounts may not add due to rounding.

Revenue

Revenue for the three months ended October 3, 2003 increased 10.3% to $130.5 million from $118.3 million during the three months ended October 4, 2002. Revenue also increased 26.4% from $293.9 million to $371.6 million during the nine months ended October 4, 2002 and October 3, 2003, respectively. The increase in the three months ended October 3, 2003 is primarily driven by increased demand for our optical and power management solutions. We also increased sales during the nine-month period as a result of the acquisition of the Elantec product group, which contributed an additional $52.6 million during the first three quarters of 2003 over the first three quarters in 2002. Additionally, the change in our revenue recognition policy for sales to North American distributors caused a year-over-year increase of $10.1 million for the Standard Analog product group. This increase was partly offset by a $30.1 million decrease in sales in the automotive product group during the three quarters of 2003 due to the exit of that product group.

Geographically, 63.2%, 24.4% and 12.5% of product sales were derived in Asia/Pacific, North America and Europe, respectively, during the three months ended October 3, 2003 compared to 47.8% 35.0%, and 17.2% during the three months ended October 4, 2002. For the nine months ended October 3, 2003, 58.9%, 27.1% and 13.9% of product sales were derived in Asia/Pacific, North America and Europe, respectively, compared to 47.8%, 30.9% and 21.3% during the nine months ended October 4, 2002. Our change in revenue recognition for sales to North American distributors resulted in the decrease in the percentage of sales to North American customers since 2002. We also continue to experience increasing demand for our products in the Asia/Pacific market.

Gross Margin

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus royalty, warranty and sustaining engineering expenses pertaining to products sold. In the three months ended October 3, 2003, gross margin on product sales increased 11.8% to $73.8 million from $66.0 million in the three months ended October 4, 2002. As a percentage of sales, gross margin was 56.5% during the three months ended October 3, 2003, compared to 55.8% during the three months ended October 4, 2002. Gross margins, as a percentage of sales, also increased to 56.7% from 53.8% for the nine months ended October 3, 2003 and October 4, 2002, respectively. We recorded a charge of $3.2 million in the three months ended October 4, 2002 to reserve for the eventual return of inventory due to the elimination of a distributor relationship resulting from the merger with Elantec.

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

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and selected costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 5.8% to $23.9 million during the three months ended October 3, 2003 from $22.5 million during the three months ended October 4, 2002 and 19.5% to $67.7 during the nine months ended October 3, 2003 from $56.7 during the nine months ended October 4, 2002. The majority of the increase was driven by the acquisition of Elantec and increased investment in our Power Management product group. As a percent of sales, R&D expenses decreased slightly to 18.3% for the three months ended October 3, 2003 from 19.0% for the three months ended October 4, 2002. Similarly, R&D decreased to 18.2% for the nine months ended October 3, 2003 from 19.4% for the nine months ended October 4, 2002. We expect to continue to increase our investment in R&D.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses decreased 12.4% to $22.2 million during the three months ended October 3, 2003 from $25.3 million during the three months ended October 4, 2002 and was basically flat year-to-date with $66.8 million during the nine months ended October 3, 2003 and $66.5 million during the nine months ended October 4, 2002. The decrease quarter over quarter was driven by synergies resulting from the acquisition of Elantec as well as other cost saving initiatives. As a percentage of sales, SG&A costs decreased to 17.0% for the three months ended October 3, 2003 from 21.4% for the three months ended October 4, 2002 and also decreased to 18.0% for the nine months ended October 3, 2003 from 22.6% for the nine months ended October 4, 2002. With the sale of our Wireless Networking product group, we will be focusing on eliminating excess overhead costs in this category.

Amortization

Amortization of intangible assets decreased to $4.3 million during the three months ended October 3, 2003 from $8.4 million during the same time period in fiscal year 2002. This decrease is the result of the winding down of unearned compensation resulting from the Elantec merger. However, amortization increased slightly to $15.1 million during the nine months ended October 3, 2003 from $14.8 million during same time period in fiscal year 2002. Definite lived assets are being amortized over their useful lives ranging from 9 to 11 years. We expect amortization to be $3.3 million in the fourth quarter of 2003.

Impairment of Long-lived Assets

We recorded an impairment of long-lived assets of $5.9 million during the three months ended June 28, 2002. Included in this write down was an impairment of $3.6 million ($2.3 million net of tax) on assets located at our facility in Findlay, Ohio. This adjusted the carrying value of the assets to equal the contractual sales price. The remaining impairment was associated with manufacturing and other equipment based on estimated future cash flows.

We also recorded an impairment of long-lived assets of $12.6 million during the three months ended October 3, 2003. This was primarily the result of a $10.4 million write down of certain definite lived intangible assets, which were analyzed after the sale of the Wireless Networking product group. The impairment of these assets was calculated as the excess of the assets’ carrying value over their fair market value as determined using discounted cash flows in accordance with the provisions of SFAS 144.

Restructuring and Other Charges

In August 2003, we announced a restructuring plan that coincided with the sale of the Wireless product group. The restructuring plan includes the termination of approximately 8% of the remaining workforce and the closure of three sales office locations in the United States. In accordance with Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, a company can only accrue costs related to liabilities that have been incurred. The terms of the severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through their termination date, thus we recorded charges of $2.8 million for the portion of severance benefits that we were obligated to pay as of October 3, 2003. Likewise, we recorded charges of $0.2 million related to sales office locations for which lease contracts had been signed.

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of SFAS 146, severance related costs can not be expensed until incurred. However, the Company’s severance agreements entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.6 million during the three months ended April 4, 2003 in relation to the termination of 66 employees. Of this amount, $0.2 million has been reclassified into the discontinued operations section of the statement of operations, as the costs were associated with Wireless Networking employees.

As part of the merger with Elantec, we accrued for restructuring costs related to the consolidation of the combined entity’s business operations. The restructuring plans included the costs associated with the reduction in workforce and the exit of duplicate processes and locations. As a result of the restructuring we recorded a charge of $5.3 million ($3.4 million after tax) during the nine months ended October 4, 2002. Of this amount, $0.6 million was reclassified into the discontinued operations section of the statement of operations. The plans included the exit of various sales offices and the termination of redundant distribution channels worldwide.

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

In making the purchase price allocation, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects is approximately $38.4 million. We estimate that all projects will be complete by the fourth quarter of 2003. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping at the time of purchase are reported below (in millions):

Projects Group	Number of Projects	Cost to Complete	Average Percent Complete
Optical Storage	61	$9.3	53%
Communications	7	1.1	50%
DC/DC Converters	26	8.2	26%
Amplifiers and Comparators	83	8.2	13%
Other Video	46	9.1	14%
TFT Buffers	17	2.5	25%

Total	240	$38.4

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

Gain (Loss) on Investments

We recognized a gain of $1.3 million during the three months ended June 28, 2002 from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

During the three months ended October 3, 2003, the Company recorded losses from investments of $5.8 million. This loss was comprised of an impairment of $13.0 million related to an investment accounted for under the cost method offset by a gain of $7.2 million related to the disposition of 15,462,185 shares of GlobespanVirata common stock.

During the three months ended July 4, 2003, the Company recorded a gain of $0.6 million ($0.4 million after tax) from the release of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

Interest Income/Expense

Interest income decreased to $2.1 million and $6.5 million for the three months and nine months ended October 3, 2003, respectively, from $3.0 million and $9.0 million for the same time periods in 2002. The decrease was due to the decline in short-term interest rates during 2002. Interest expense was flat quarter over quarter, however interest expense declined $0.3 million, from $0.7 million during the nine months ended October 4, 2002 to $0.4 million during nine months ended October 3, 2003.

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

Tax Expense

The effective tax rate for the nine months ended October 3, 2003 is 25.4% for continuing operations compared to a 40.8% benefit during the nine months ended October 4, 2002. The effective tax rate for the nine months ended October 3, 2003 differs from the rate for the nine months ended October 4, 2002 due to the write off of in-process research and development, restructuring activities and impairments that were recorded during the second quarter of 2002. This difference in rates can also be attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments.

Discontinued Operations

Management, with the appropriate authority, made the decision to sell our Wireless Networking product group during the three months ended October 3, 2003 (see note J). This has been accounted for as discontinued operations in accordance with SFAS 144. As a result, this product group and the historical results have been reclassified accordingly for all periods presented. Revenues from discontinued operations during the nine months ended October 3, 2003 were $120.7 million compared to $175.9 million during the same time period in fiscal year 2002. Costs of products sales during the three months ended October 3, 2003 includes provisions for excess and obsolete inventory of $6.5 million to adjust the value of inventory to market. During this same time period, we recorded an impairment of long-lived assets for discontinued operations of $15.9 million. This adjusts assets previously used by the Wireless business to their fair market value as determined using a discounted cash flow model. We also recorded a gain of $61.5 million ($28.0 net of tax). During the nine months ended October 3, 2003, we recorded a charge of $10.0 million for a loss on one of our investments, which we carried at cost. We also recorded a loss on an investment of $3.0 million during the same time period last fiscal year.

Backlog

We had sales backlog at October 3, 2003 of $81.7 million compared to $98.1 million at January 3, 2003. The backlog as of January 3, 2003 excludes $33.2 million related to the Wireless business.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on line; revenue growth or decline; and potential acquisitions. We anticipate that our operating cash flow and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. As of October 3, 2003 our total shareholders’ equity was $2,247.0 million.

Net cash provided by operating activities for the nine months ended October 3, 2003 was $44.1 million. Net cash provided by investing activities for the nine months ended October 3, 2003 was $200.7 million. We have received $312.5 million as proceeds from the sale of our Wireless business and related Globespan common stock (net of tax and transaction costs). This was offset by investments in long-term cash investments of $117.8 million and $58.6 million in property, plant and equipment to increase out production capacity. Net cash used by financing activities for the nine months ended October 3, 2003 was $3.4 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. Our cash, cash equivalents and short-term investments balance at October 3, 2003 was $799.1 million.

Receivables and Inventories

Trade accounts receivable less the allowance for collection losses totaled $76.4 million at October 3, 2003 compared to $93.9 million at January 3, 2003. This decrease is primarily driven by collection of accounts relating to our Wireless business.

Inventories increased 33.9% from $61.0 million at January 3, 2003 to $81.7 million at October 3, 2003. The majority of the increase is attributable to purchases made in order to build end of life inventory for Elantec products in anticipation of moving the production operations to Palm Bay from Milpitas as well as buffer inventory for our power management products.

Sales reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer return activity. The sales reserves increased 174% to $10.4 million at October 3, 2003 from $3.8 million at January 3, 2003 primarily as a result of unearned revenue from Automotive last time buys as well as returns from terminated distributors carrying Wireless products.

Capital Expenditures

Capital expenditures for the three months and nine months ended October 3, 2003 were $26.9 million and $58.8 million, respectively, compared to $15.4 million and $38.7 million for the three months and nine months ended October 4, 2002, respectively. Our expenditures have primarily been related to the transfer of certain processes from Milpitas to Palm Bay.

Transactions with Related and Certain Other Parties

We hold a receivable balance within the other assets section in our balance sheet resulting from a loan made to one of our employees who is neither the CFO or CEO. The loan, which totaled $0.5 million at October 3, 2003, was made by Elantec prior to the merger as part of employment offers. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate. The loan is due on April 18, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, in the normal course of doing business, are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to these risks.

At October 3, 2003 we had open foreign exchange contracts with a notional amount of $10.6 million, to hedge anticipated foreign cash flow commitments up to nine months. As hedges on anticipated foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for nine months ended October 3, 2003 were $0.1 million. During the three months and nine months ended October 3, 2003 we purchased and sold $9.8 million and $75.6 million, respectively, of foreign exchange contracts. The derivatives are also recognized on the balance sheet at their fair value of $0.9 million at October 3, 2003.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at October 3, 2003, would have an impact of approximately $0.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

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

In June 2001, Harris filed suit against United States Filter Wastewater Group (USF) regarding a fluoride wastewater treatment system that USF’s predecessor designed, manufactured and installed at Harris’s former Mountaintop, Pennsylvania facility pursuant to a December 1993 contract. Harris alleges the system does not comply with the December 1993 contractual specifications as well as other requirements imposed by the local sewer authority. Harris is seeking from USF approximately $3,500,000 in operating costs, consultant fees and the cost of constructing a new wastewater treatment system. Harris sold the facility and system to Intersil in 1999 and Intersil sold the facility and system to Fairchild Semiconductor Corp. in 2001. Intersil and Fairchild intervened as party-plaintiffs in the lawsuit against USF. On May 10, 2002, Fairchild sent a claim letter to Intersil seeking indemnification (including legal fees) associated with the design and construction of a new fluoride treatment system, based on the 2001 sale agreement. On November 25, 2002, Intersil sent a claim letter to Harris seeking indemnification for losses associated with the system, based on the 1999 sale agreement. These indemnification claims are not the subject of any pending legal action. If Harris prevails over USF, the matter should be resolved, effectively resolving claims by Intersil against Harris and Fairchild against Intersil. If Harris does not prevail over USF, then based on the nature of the contractual indemnifications between the parties, we believe that any liability that Intersil may owe to Fairchild relating to the system will be covered and addressed by Harris and its obligation to indemnify Intersil with respect to the system. The parties have tentatively agreed to settle the case and are negotiating mutually acceptable terms.

On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes U.S. Patent Nos. 5,128,960, 5,420,599, 5,862,182, 6,067,291, 6,404,732B1, and 6,452,958B1 by making, using, selling, offering to sell, and/or importing products that infringe these patents. Intersil has filed counterclaims against Agere, including alleging Agere’s infringement of 2 telecommunication and 8 semiconductor technology patents. The discovery phase of the litigation is currently ongoing. A trial has been scheduled for June 2004.

On July 22, 2003, Agere filed a second patent suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes U.S. Patent Nos. 6,563,786, 6,323,126, 5,227,335, and 5,102,827 by making, using, selling, offering to sell, and/or importing products that infringe these patents. Intersil has filed counterclaims against Agere, including alleging Agere’s infringement of 4 semiconductor technology patents. Intersil has also brought suit against Lucent Technologies, Agere’s customer and former parent, alleging that Lucent infringes 12 semiconductor technology patents.

Intersil Corp. and its subsidiaries, Intersil Americas, Inc. and Choice Intersil Microsystems, Inc., (“Choice/Intersil”) filed a trade secret misappropriation suit and an associated motion for preliminary injunction against Agere Systems, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. The motion alleges trade secret misappropriation pursuant to a joint development agreement relating to CMAC technology. The Court decided the threshold issue of whether Agere even has any rights under the joint development agreement; the Court found that Agere was a rightful party under the agreement. Intersil is appealing the court’s ruling. Agere has also counterclaimed. No trial is presently scheduled.

Symbol Technologies, Inc., an Intersil customer, has filed a civil action against the Company and its subsidiary, Choice-Intersil Microsystems, Inc., on July 23, 2003, in the Supreme Court of the State of New York, Suffolk County. Symbol contends that the Company and its subsidiary are liable to Symbol for expenses incurred by Symbol, including attorneys fees, in defending certain patent infringement claims that were asserted against Symbol by Proxim Incorporated in two separate civil actions pending in Federal District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by Intersil hardware and firmware components included in Symbol products, and therefore is subject to indemnity clauses in documents relating to those components. Intersil has filed an answer and is seeking discovery.

It is our belief that the above litigations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

a)	EXHIBIT NO.	DESCRIPTION

	3	Amendment No. 1 to the Bylaws of Intersil Corporation

	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	REPORTS ON FORM 8-K

July 18, 2003: Item 5. Other Events. Announcement of transaction to divest of the Wireless Networking product group.

July 23, 2003: Item 7. Financial Statements and Exhibits; Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Announcement of results of the second quarter of fiscal year 2003.

September 5, 2003: Item 5. Other Events. Issuance of preferred stock purchase rights.

September 12, 2003: Item 2. Acquisition or Disposition of Assets. Closing of the transaction to divest of the Wireless Networking product group.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

By:	/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

November 12, 2003

By:	/s/ THOMAS C. TOKOS
Thomas C. Tokos General Counsel & Secretary

November 12, 2003