Form 10-Q/A
period 2003-10-03
INTERSIL CORP/DE
filed 2004-02-27
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

675 Trade Zone Boulevard

Milpitas, California 95035

(Address or principal executive offices, including zip code)

(408) 945-1323

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on November 10, 2003:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	138,936,784

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Intersil Corporation (the “Registrant”) for the quarterly period ended October 3, 2003 filed with the Securities and Exchange Commission on November 12, 2003, and presents the complete text of the items amended, as amended. These amended items do not restate the Registrant’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original form 10-Q or modify or update those disclosures affected by subsequent events.

The changes reflected by this Form 10-Q/A are revisions and supplemental disclosures to the Controls and Procedures disclosure in Part I, Item 4. The Exhibit Index in Part II, Item 6 is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated certifications of certain executive officers.

i

INTERSIL CORPORATION

ii

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of October 3, 2003, our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and, as of October 3, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their prior evaluation.

1

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following is a list of Exhibits filed as part of this Amendment No. 1 on Form 10-Q/A:

EXHIBIT NO.	DESCRIPTION

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following is a list of Current Reports filed on Form 8-K during the quarter ended October 3, 2003:

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

By:	/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan
Chief Financial Officer

By:	/s/ THOMAS C. TOKOS
Thomas C. Tokos
Vice President, General Counsel and Secretary

February 27, 2004

3