Form 10-K
period 2004-01-02
INTERSIL CORP/DE
filed 2004-03-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 2, 2004

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

Title of class

Class A Common Stock, par value $.01 per share

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

The approximate aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and ask price of the common equity as of July 4, 2003 was $3,641,607,947.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 8, 2004 was 139,890,443.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2004 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

INTERSIL CORPORATION

FORM 10-K

January 2, 2004

Item 1. Business

General

We are a global designer and manufacturer of high performance analog integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications in four attractive end markets: high-end consumer, computing, communications and industrial.

Glossary of Technical Terms

We have included the following definitions of technical terms to aid the reader:

48-volt telecom: 48-volt telecom servers convert battery power, which is used by telephone switching equipment, into lower voltages, such as 1.5 volt, required by digital logic integrated circuits such as microprocessors.

ACPI: ACPI (Advanced configuration power interface) is the computing industry specification for the efficient handling of power consumption in desktop and mobile computers. ACPI specifies how a computer’s basic input/output system, operating system and peripheral devices communicate with each other. “Sleep states” like “suspend” or “hibernate” are controlled by devices following the ACPI standard.

ADSL: ADSL (Asymmetric digital subscriber line) is a technology for the transmission of digital information at a high bandwidth on existing phone lines to homes and businesses. Unlike regular dial-up phone service, ADSL provides continuously-available, “always on” digital connection. ADSL is asymmetric in that it uses most of the channel to transmit downstream to the user and only a small part to receive information from the user. ADSL can be used simultaneously with standard analog (voice) information on the same line. ADSL is generally offered at downstream data rates from 512 kilobits per second (Kbps) to about 6 megabits per second (Mbps) although speeds of up to 50 Mbps have been achieved.

DDR: DDR (Double data rate) is synchronous dynamic Random Access Memory (RAM) that can theoretically improve memory clock speed to at least 200 megahertz (MHz), enhancing the performance of a personal computer. It activates output on both the rising and falling edge of the system clock rather than just on the rising edge, potentially doubling the output for each clock cycle.

HDSL: HDSL (High bit-rate digital subscriber line), one of the earliest forms of DSL, is used for wideband digital transmission within a corporate site and between the telephone company and a customer. The main characteristic of HDSL is that it is symmetrical: an equal amount of bandwidth is available in both directions. HDSL can carry as much on a single wire of twisted-pair cable as a T1 line (up to 1.544 Mbps) in North America or an E1 line (up to 2.048 Mbps) in Europe over a somewhat longer range and is considered an alternative to a T1 or E1 connections.

Laser diode drivers: A laser diode driver is an integrated circuit design to drive a laser diode. A laser diode is a semiconductor device that produces coherent radiation (in which the waves are all at the same frequency and phase) in the visible or infrared (IR) spectrum when current passes through it. Such devices are used in all writeable optical storage devices to write to the storage media (e.g., CD-Rs or DVD-Rs).

Operational amplifier: The term operational amplifier or “op-amp” refers to a class of integrated circuit with two inputs, one output and a high-gain. This device is very flexible and is used in signal amplification and conditioning applications.

TFT-LCD: A display screen made with TFT (thin-film transistor) technology is a liquid crystal display (LCD), used in phones, televisions, notebook and laptop computers, that has a transistor for each pixel (that is, for each of the tiny elements that control the illumination of the display). Having a transistor at each pixel means that the current that triggers pixel illumination can be smaller than with other technologies and therefore can be switched on and off more quickly. TFT is also known as active matrix display technology (and contrasts with “passive matrix” which does not have a transistor at each pixel).

VDSL: VDSL (Very high bit rate digital subscriber line) is a higher speed version of ADSL. VDSL operates at data rates up to 70 to 80 Mbps, with its corresponding maximum reach ranging from 4500 feet to 1000 feet of 24 gauge twisted-pair cable.

VOIP: VOIP (Voice over Internet protocol) uses the Internet Protocol (IP) to transmit voice as packets over an IP network.

Our Business Strategy

Our business strategy emphasizes the following key elements:

•	Focus on High Growth Markets. We focus our investments on markets with the potential for high growth. We believe that the demand for ICs in our focused markets will be higher than that in the overall semiconductor industry.

•	Maintain Technology Leadership. We have 397 employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,050 patents.

•	Partner with Industry Leaders. We partner with industry leaders in each of our target end-user markets to deliver advanced technology for rapidly emerging applications. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

•	Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support for our global comprehensive customer service efforts.

History

We were formed on August 13, 1999 through a series of transactions, in which we and our wholly-owned subsidiary, Intersil Communications, Inc. (“Intersil Communications”), acquired the semiconductor business of Harris Corporation (“Harris”). On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. On May 14, 2002, we consummated a merger with Elantec Semiconductor, Inc. (“Elantec”). On August 28, 2003, we sold the assets of our Wireless Networking products group to GlobespanVirata, Inc. (“GlobespanVirata”) for $250.0 million in cash and $114.4 million in GlobespanVirata common stock. Additionally, we kept the product group’s accounts receivable and accounts payable balances that existed at the time of sale.

Products and Technology

Our ongoing products are organized into four end market categories.

High End Consumer

Our high-end consumer products include our optical storage and video display products, our handheld power management products, and certain standard analog drivers. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, smart phones and digital still cameras. High-end consumer represented 16% of our fiscal year 2003 revenue.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other peripheral applications, such as graphics, ACPI control and DDR memory. Computing represented 32% of our sales in fiscal year 2003.

Communication

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL, home gateway, space and VOIP. Communications accounted for 24% of our sales in fiscal year 2003.

Industrial

Our industrial products include our Elantec family of operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. Industrial products represented 28% of fiscal year 2003 sales.

Geographic Financial Summary

We operate exclusively in the semiconductor industry. Substantially all revenues were the result of sales from semiconductor products. A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
United States Operations
Net sales	$152,533	130,367	$126,411
Tangible long-lived assets	124,393	141,905	150,616

International Operations
Net sales	246,009	289,192	381,273
Tangible long-lived assets	1,060	2,032	2,794

We market our products for sale to customers, including distributors, primarily in the United States, China, Taiwan, Japan, Germany, Singapore, Korea, Thailand, Malaysia and the United Kingdom. Of our sales from continuing operations in fiscal year 2003, 25% were made to customers in the United States, 24% to customers in China, 13% to customers in Taiwan and 12% to customers in Japan. Customers in each of Germany, Singapore, Korea, Thailand, Malaysia and the United Kingdom accounted for at least 1% of our sales.

Export sales included in U.S. operations were $89.2 million, $139.6 million and $146.1 million during fiscal years 2001, 2002 and 2003, respectively.

Sales, Marketing and Distribution

In fiscal year 2003, we derived 71% of our sales from original equipment manufacturer (“OEM”) customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 29% of our sales through distributors and valued added resellers. Of our sales from continuing operations for fiscal year 2003, 12% were made to one distributor that supports a wide range of customers in Taiwan and China.

Our sales organizations are supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facilities or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either directly or indirectly via third parties or internally–owned warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. We also have direct geographical sales organizations, selling products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. We have dedicated direct sales organizations operating in the North American, European, Japanese, and Asian Pacific markets. Sales offices are strategically located near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, and is aligned by specific product grouping, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

Manufacturers’ representatives generally do not offer products that compete directly with our products, but may offer complementary items manufactured by others. Manufacturers’ representatives do not maintain product inventory; instead, customers place large quantity orders either directly with us or through these Manufacturers’ representatives. Smaller quantity multiple product orders are placed through distribution.

Typically distributors handle a wide variety of products, including products that compete with our products. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. Sales made to international distributors are recognized when product is shipped.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $91.3 million, $77.9 million and $66.7 million on internal research and development projects for fiscal years 2003, 2002 and 2001, respectively. In 2003, we announced over 300 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development efforts and acquisitions. As of January 2, 2004, we had 397 employees engaged in research and development efforts.

We also engage in advanced research projects with a number of universities, including the University of Florida, the Georgia Institute of Technology and Virginia Polytechnic Institute and State University. Technology and research has also been extended through selective investments in privately held emerging companies.

Manufacturing

We manufacture products using our own fabrication facility as well as external foundry companies, which produce products to our specifications. Our internal facility is located in Palm Bay, Florida.

In July 2002, we announced the closing of our factory located in Milpitas, California. This activity was successfully completed, on schedule, in November 2003. We also successfully completed the transfer of our operational amplifier/DSL production process to our Palm Bay facility.

Our Palm Bay, Florida facility features 6 inch, 0.6 micron processing capability utilizing an extensive set of manufacturing processes to fabricate our products including technologies such as: BiCMOS, Power BiCMOS, High Frequency Bipolar and CMOS. We outsource complex sub-micron CMOS and BiCMOS manufacturing to Taiwan Semiconductor Manufacturing Company (“TSMC”), AMI Semiconductor, IBM Semiconductor and others. The table below sets forth certain information regarding our manufacturing facility, products, wafer diameter and annual wafer capacity:

Location	Products/Functions	Wafer Diameter	Annual Capacity (6” Equiv. Wafers)
Palm Bay, Florida	Power Management ICs, Telecom SLICs and Standard Linear	4”, 6”	250,000

Our manufacturing processes use many raw materials, including silicon wafers and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. Under a multi-year supply agreement with ChipPAC, Inc. (“ChipPAC”), it is our primary provider of semiconductor assembly and test services. We augment ChipPAC’s capabilities by utilizing several other assembly and test service companies. We also have limited assembly and testing capabilities in Palm Bay, Florida and Milpitas, California. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Backlog

Our sales are made pursuant to cancelable purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at January 2, 2004 of $83.6 million compared to $98.1 million at January 3, 2003. The backlog as of January 3, 2003 excludes $33.2 million related to the Wireless Networking product group.

Seasonality

The high end consumer and computing markets generally experience weak demand in the first fiscal quarter of each year and stronger demand in the third and fourth quarters.

Competition

We compete in our targeted markets on the basis of technical performance, product features, customized design, price, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Our major competitors include Analog Devices, Semtech Corporation, Linear Technology, Maxim Integrated Products, National Semiconductor and Texas Instruments.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Among others, we consider Intersil™, Elantec™, Endura™ and CommLink™ to be trademarks that are material to our operations. These trademarks do not expire, provided we continue to use the trademarks in our business. Some of our trademarks have been registered with U.S. and other trademark authorities that provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire.

Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,050 US and foreign patents and have approximately 300 US and foreign patents pending. The expiration dates of these patents range from 2004 to 2022.

Employees

Our worldwide workforce consisted of 1,598 employees (full- and part-time) as of January 2, 2004. None of the Company’s employees is subject to a collective bargaining agreement.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities, the management and disposal of hazardous substances, and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $2.6 million, $2.1 million and $1.7 million in fiscal years 2001, 2002 and 2003, respectively.

The Harris Corporation (“Harris”) facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act (“Superfund”). Our adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on our property for an unspecified period of time. Harris has indemnified us against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

Our former facility in Kuala Lumpur, Malaysia, which we sold to ChipPAC in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified us against any environmental liabilities associated with this contamination, and we indemnified ChipPAC against those liabilities. This indemnification does not expire, nor does it have a maximum amount.

Also, an industrial wastewater treatment plant at our former facility in Kuala Lumpur did not have sufficient hydraulic capacity to effectively treat the wastewater flows associated with the level of production at the time of the sale to ChipPAC. In May, 2003 ChipPAC accepted a cash settlement for upgrading the industrial wastewater treatment plant and has issued us a release of claim.

Our former facility in Mountaintop, Pennsylvania, which we sold to Fairchild Semiconductor (“Fairchild”) in February 2001, has experienced groundwater and subsurface contamination from past operations, all of which occurred prior to our acquisition of those facilities from Harris. Some remediation has been conducted, and additional remediation may be required. Additionally, the neutralization plant suffered an out of compliance occurrence on November 11, 2000. As a result, we agreed to provide a redundant system to prevent any further disruptions. Also, the fluoride pretreatment plant for industrial wastewater, which was installed by Harris in 1995, failed to operate to design specifications and occasionally made discharges to the local sanitary authority that exceed pretreatment standards. Harris has conducted pilot studies and prepared a preliminary design to address the system’s deficiencies and local discharge requirements. Harris indemnified us in connection with the fluoride wastewater system, and we subsequently indemnified Fairchild in connection with Fairchild’s purchase of the facility. This matter was resolved in 2003, when we, Harris and Fairchild released each other from any future claims related to the treatment plant.

Based on the historical costs of these projects and previous experience with other remediation activities, we do not believe that the future cleanup costs related to the Palm Bay, Kuala Lumpur and Mountaintop facilities will be material.

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

Available Information

We routinely file reports, as required, with the SEC, including but not limited to Forms 10-Q, Forms 10-K and Forms 8-K (and amendments thereto), all of which the public can access, free of charge, from our website (www.intersil.com). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

In the United States, we lease our corporate headquarters in Milpitas, California. Additional manufacturing, warehouse and office facilities are housed in about 846,000 square feet of owned facilities in Palm Bay, Florida.

We conduct engineering activity in our owned and leased facilities in Palm Bay, Florida; Milpitas, California; Raleigh, North Carolina (Research Triangle Park); Somerville, New Jersey; Irvine, California; Dallas, Texas; and Seattle, Washington.

We maintain regional sales offices in Milpitas, California; Irvine, California; Palm Bay, Florida; Framingham, Massachusetts; Hauppauge, New York; Hillsboro, Oregon; North Branch, New Jersey; Research Triangle Park, North Carolina; Richardson, Texas; Lausanne, Switzerland; Ismaning, Germany; St. Aubin, France; Espoo, Finland; Danderyd, Sweden; Milan, Italy; Camberly, United Kingdom; Hong Kong, China; Shenzhen, China; Shanghai, China; Taipei, Taiwan; Singapore; Yokohama, Japan; and Seoul, South Korea. All of our offices are leased generally under short-term leases, except our offices in Palm Bay, Florida.

We believe that our facilities around the world, whether owned or leased, are well maintained.

Item 3. Legal Proceedings

On November 23, 1998, Harris Corporation (“Harris”), our predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a complaint in the United States District Court for the Eastern District of Texas against Harris for infringement of certain telecommunication patents. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of the products at issue. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris’ and our post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and we cross-appealed on September 4, 2002 to preserve our rights. On December 9, 2003, the Court of Appeals reversed the District Court’s granting of judgment as a matter of law on non-infringement and affirmed the denial of judgment as a matter of law relating to damages. A motion for Rehearing has been denied, and the case will be now be remanded to the District Court.

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for us improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement has recently been reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, we would not be required to pay any damages, expenses or litigation costs to the plaintiffs. When negotiations are completed and the parties have agreed upon the final terms of the settlement agreement, the agreement must be approved by the court before dismissal of us and other parties to the agreement from the suit.

In June 2001, Harris filed suit against United States Filter Wastewater Group (“USF”) regarding a fluoride wastewater treatment system that USF’s predecessor designed, manufactured and installed at Harris’s former Mountaintop, Pennsylvania facility pursuant to a December 1993 contract. Harris alleges the system does not comply with the December 1993 contractual specifications or other requirements imposed by the local sewer authority. Harris is seeking from USF approximately $3,500,000 in operating costs, consultant fees and the cost of constructing a new wastewater treatment system. Harris sold the facility and system to us in 1999 and we sold the facility and system to Fairchild Semiconductor Corp. (“Fairchild”) in 2001. We and Fairchild intervened as party-plaintiffs in the lawsuit against USF. The parties signed a settlement agreement on November 21, 2003, and the suit was permanently discontinued on January 4, 2004 at no cost to us other than attorneys’ fees. As part of the settlement between us, Fairchild and Harris, each party released the others from any future claims related to the fluoride wastewater system.

On October 17, 2002, Agere Systems, Inc. (“Agere”) filed suit against us in the United States District Court for the District of Delaware alleging that we have infringed U.S. Patent Nos. 5,128,960, 5,420,599, 5,862,182, 6,067,291, 6,404,732B1, and 6,452,958B1 by making, using, selling, offering to sell, and/or importing products that infringe these patents, which pertain solely to wireless signal transmission technology. In August 2003, we completed the sale of our wireless product operations, including our entire wireless product line, to GlobespanVirata, Inc. (“GlobespanVirata”). Therefore, none of our current products are affected by this claim. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. We have filed counterclaims against Agere, including claims that Agere infringes 2 telecommunication and 8 semiconductor technology patents. The parties are currently in the discovery phase of the litigation. A trial has been scheduled for November 2004.

On July 22, 2003, Agere filed a second patent suit against us in the United States District Court for the District of Delaware alleging that we have infringed U.S. Patent Nos. 6,563,786, 6,323,126, 5,227,335, and 5,102,827 by making, using, selling, offering to sell, and/or importing products that infringe these patents, three of which allegedly pertain to our semiconductor process technology. A finding of infringement could affect any of the products proved to have been manufactured using the claimed processes. Based on current knowledge, we do not believe that any of our semiconductor manufacturing processes infringe the patents asserted by Agere and therefore believe that our products should not be detrimentally affected. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. We have counter-sued Agere for infringement of 4 semiconductor technology patents. We have also sued Lucent Technologies, Agere’s customer and former parent corporation, for infringement of 12 semiconductor technology patents.

On October 30, 2002, we, Intersil Americas Inc., and our subsidiary at that time, Choice-Intersil Microsystems, Inc. (“Choice”), filed a Complaint and associated motion for preliminary injunction against Agere in the United States District Court for the Eastern District of Pennsylvania for misappropriation of trade secrets developed pursuant to a Joint Development Agreement (“JDA”) between Choice and Lucent. On September 9, 2003, the District Court issued an order denying our motion and we have filed an interlocutory appeal of this order with the United States Court of Appeals for the Third Circuit (the “Appeal”). We have amended the Complaint to add claims against Agere for copyright infringement. In August 2003, we sold Choice to GlobespanVirata, Inc. (“GlobespanVirata”). Agere counterclaimed against us, Intersil Americas Inc., Choice, and GlobespanVirata (“Counterclaim Defendants”), alleging trade secret misappropriation, unjust enrichment, declaratory judgment regarding Agere’s alleged rights under the JDA, breach of contract, tortious interference with contract, and copyright infringement, involving alleged acts and omissions before and after our sale of Choice. Agere seeks a preliminary and permanent injunction as well as unspecified actual damages including costs, expenses, and attorneys’ fees. In February 2004, the Court dismissed us and Intersil Americas Inc. as co-Plaintiffs, leaving Choice as the Plaintiff. We and Intersil Americas Inc. remain as Counterclaim Defendants. The parties have requested a jury trial which is presently expected to take place in the fourth quarter of 2004. We dispute Agere’s counterclaims and intend to vigorously defend the lawsuit.

On July 23, 2003, Symbol Technologies, Inc (“Symbol”), our customer, filed suit against us and our subsidiary, Choice, in the Supreme Court of the State of New York, Suffolk County. Symbol alleges that we and Choice are required to indemnify Symbol in an amount in excess of $1.5 million for Symbol’s expenses, including attorneys fees, incurred in defending certain patent infringement claims asserted against Symbol by Proxim Incorporated in two separate civil actions pending in the United States District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by hardware and firmware components purchased from us and included in Symbol products. We dispute Symbol’s indemnification claims and intend to vigorously defend the lawsuit.

In relation to the above matters, we have accrued $19.1 million in estimated legal costs to defend our positions.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Our Class A Common Stock has been traded on the NASDAQ Stock Market’s National Market since February 25, 2000 under the symbol “ISIL.” Prior to that time, there was no public market for our common stock, and there is currently no public market for our Class B Common Stock which has all been converted to Class A. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in NASDAQ Stock Market trading.

	High	Low
First quarter of 2002 (from December 29, 2001 to March 29, 2002)	$37.21	$25.81
Second quarter of 2002 (from March 30, 2002 to June 28, 2002)	$31.43	$19.00
Third quarter of 2002 (from June 29, 2002 to October 4, 2002)	$22.59	$11.77
Fourth quarter of 2002 (from October 5, 2002 to January 3, 2003)	$19.86	$11.25
First quarter of 2003 (from January 4, 2003 to April 4, 2003)	$16.68	$13.87
Second quarter of 2003 (from April 5, 2003 to July 4, 2003)	$27.22	$14.32
Third quarter of 2003 (from July 5, 2003 to October 3, 2003)	$29.91	$22.93
Fourth quarter of 2003 (from October 4, 2003 to January 2, 2004)	$28.96	$23.30

(b) Holders. On March 8, 2004 the last reported sale price for our Class A Common Stock was $22.93 per share. As of March 8, 2004, there were about 300 record holders of our Class A Common Stock.

(c) Dividends. In September 2003, our Board of Directors declared our first common stock dividend, of $0.03 per share, which was paid on November 24, 2003 to stockholders of record as of November 3, 2003. Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, liquidity, and profitability. Any determination to declare and pay dividends will be made by our Board of Directors in light of these and other factors the Board of Directors deems relevant.

(d) Recent Sales of Unregistered Securities. We did not sell unregistered securities during fiscal year 2003.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for us and our predecessor operations, when we were part of Harris Corporation (“Harris”). The historical financial data as of and for the fiscal year ended 1999 and for the six weeks ended August 13, 1999 are derived from our predecessor’s audited consolidated financial statements, which are not included elsewhere in this report. The historical financial data as of and for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, fiscal year ended 2001, fiscal year ended 2002 and fiscal year ended 2003 are derived from our audited consolidated financial. All periods presented have been audited. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Predecessor Fiscal Year	Predecessor Six Weeks Ended August 13, 1999	Successor 46 Weeks Ended June 30, 2000 (a)(i)(j)	Successor 26 Weeks Ended December 29, 2000 (f) (i)	Successor Fiscal Year	Successor Fiscal Year	Successor Fiscal Year
	1999				2001 (b)(e)(h)(i)	2002 (c)(e)(g)(h)	2003 (d)(e)(h)
			($ in millions, except per share amounts)
Revenue	$514.4	$54.3	$548.5	$338.4	$398.5	$419.6	$507.7
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$45.6	$(0.6)	$(28.5)	$16.3	$96.0	$(23.3)	$58.5
Basic income (loss) per share from continuing operations before cumulative effect of a change in accounting principle			$(0.37)	$0.16	$0.91	$(0.19)	$0.42
Diluted income (loss) per share before cumulative effect of a change in accounting principle			$(0.37)	$0.15	$0.88	$(0.19)	$0.41
Total assets	$761.2	$736.1	$933.9	$1,229.8	$1,200.2	$2,369.5	$2,454.7
Long-term debt, including current portion	$4.6	$4.5	$116.6	$65.5	—	—	—
Dividend per common share			—	—	—	—	$0.03

The following transactions significantly affect the comparability of the results between the fiscal periods above:

a)	We were formed on August 13, 1999 through a series of transactions, in which we and our wholly owned subsidiary, Intersil Communications, Inc. (“Intersil Communications”), acquired the semiconductor business of Harris.

b)	On March 16, 2001, we sold the assets of our Discrete Power product group to Fairchild Semiconductor. The results of operations of this product group were excluded after the date of sale. Please refer to Note H within the Consolidated Financial Statements for further discussion.

c)	On May 14, 2002, we merged with Elantec Semiconductor, Inc. (Elantec). Accordingly, Elantec’s results of operations since the merger date are included within the results above. Please refer to Note I within the Consolidated Financial Statements for further discussion.

d)	On August 28, 2003, we sold the assets of our Wireless Networking product group to GlobespanVirata, Inc. The results of operations of the product were excluded after the date of sale. Please refer to Note S within the Consolidated Financial Statements for further discussion.

e)	During fiscal year 2001, fiscal year 2002 and fiscal year 2003, we recorded various impairment charges. Please refer to Note L within the Consolidated Financial Statements for further discussion.

f)	In 2000, we changed our year-end to the closest Friday to December 31. Accordingly, we had a 26-week transition period ending December 29, 2000.

g)	Fiscal year 2002 contains 53 weeks. All other periods identified as “fiscal years” include 52 weeks.

h)	During fiscal year 2001, fiscal year 2002 and fiscal year 2003, we recorded various restructuring charges. Please refer to Notes J & K within the Consolidated Financial Statements for further discussion.

i)	In the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, and fiscal year 2001, we recorded losses related to the early extinguishment of some of our debt holdings.

j)	During the 46 weeks ended June 30, 2000, we sold our Malaysian fabrication facilities.

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

This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

Overview

We are a global designer and manufacturer of high performance analog integrated circuits. We believe our product portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, computing, communications and industrial.

Basis of Presentation

On March 16, 2001, we sold the assets of our Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. The Consolidated Balance Sheet as of December 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild.

Additionally, the operating results of our Discrete Power products group are shown within continuing operations in the Consolidated Statements of Operations.

On May 14, 2002, we consummated the merger with Elantec. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying financial schedules since the merger date.

On July 15, 2003, we announced that we had entered into a definitive agreement to sell our Wireless Networking product group to GlobespanVirata, Inc. (“GlobespanVirata”). The Wireless Networking product group provides complete silicon, software and reference design solutions that meet the IEEE’s 802.11 standards. The sale was consummated on August 28, 2003. We received $250 million in cash and approximately $114.4 million in GlobespanVirata stock. We also retained the accounts receivable and accounts payable of the product group in place at the time of sale.

The following results and discussion of the results of operations reflect reclassifications for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS 144 on December 29, 2001.

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which we adopted on December 29, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. As required by SFAS 142, we ceased amortizing goodwill and other indefinite lived intangible assets beginning December 29, 2001. Included in the above is assembled workforce, which under SFAS 142, is defined as an indefinite lived asset.

Fiscal Year 2003 Compared with Fiscal Year 2002

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	January 2, 2004	January 3, 2003	January 2, 2004	January 3, 2003
	($ in thousands)
Revenue	$507,684	$419,559	100.00%	100.0%

Costs and expenses

Cost of product sales (a)	221,757	200,142	43.7%	47.7%
Research and development (b)	91,267	77,943	18.0%	18.6%
Selling, general and administrative (b)	88,274	89,598	17.4%	21.4%
Amortization of intangibles	6,298	6,783	1.2%	1.6%
Amortization of unearned compensation	10,212	12,510	2.0%	3.0%
In-process research and development	—	53,816	—	12.8%
Impairment of long-lived assets	12,576	5,909	2.5%	1.4%
Restructuring	4,887	4,744	0.1%	1.1%

Operating income (loss)	72,413	(31,886)	14.3%	-7.6%
Interest income, net	8,958	11,268	1.8%	2.7%
Gain (loss) on investments	(3,443)	1,264	-0.7%	0.3%
Gain on sale of certain operations	1,428	—	0.3%	—

Income (loss) from continuing operations before income taxes	79,356	(19,354)	15.6%	-4.6%
Income taxes	20,899	3,942	4.1%	0.9%

Income (loss) from continuing operations	58,457	(23,296)	11.5%	-5.6%
Discontinued operations
Income from discontinued operations	19,983	33,300	3.9%	7.9%
Income taxes from discontinued operations	32,603	14,974	6.4%	3.6%

Net income (loss) from discontinued operations	(12,620)	18,326	-2.5%	4.4%

Net income (loss)	$45,837	$(4,970)	9.0%	-1.2%

Note: Percentages may not add due to rounding.

(a) Cost of product sales includes the following:

Unearned compensation	$1,768	$1,992	0.3%	0.5%

(b) Unearned compensation is excluded from the following:

Research and development	$3,864	$5,724	0.8%	1.4%
Selling, General and Administrative	6,348	6,786	1.3%	1.6%

	$10,212	$12,510	2.0%	3.0%

Revenue

Revenue from continuing operations for fiscal year 2003 increased 21.0% to $507.7 million from $419.6 million during fiscal year 2002. Increased demand for desktop and notebook power management, optical storage and DSL products increased revenue by $77.2 million. In addition, fiscal year 2003 contained a full-year of Elantec revenues and fiscal year 2002 contained approximately six months of such revenues. This resulted in an additional $41.8 million in revenue for fiscal year 2003. We also changed our revenue recognition for North American distribution in fiscal year 2002, which caused revenues to be higher in fiscal year 2003 by $14.7 million. These increases were offset by a $45.4 million decline in automotive related products as a result of our exit of that product group.

Geographically, 59.6%, 26.6% and 13.8% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during fiscal year 2003 compared to 48.9%, 31.1% and 20.0% during fiscal year 2002. The increase in the percentage of revenue generated from Asia/Pacific in 2002 over 2003 is primarily due to the acquisition of Elantec, which shipped approximately 40% of its products to Japan during fiscal year 2003. We ship our products to a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, Korea, Thailand, United Kingdom and Malaysia as well as others with less volume. The United States comprised approximately 25% of the shipments, followed by China with 24% and Taiwan with 13% during fiscal year 2003. Significant customers in the United States include two of our major distributors, who accounted for 20% and 18% of our revenues in the region, respectively. Also, during fiscal year 2003, we made significant sales to one distributor that supports customers in Taiwan and China. This distributor comprised approximately 58% of our sales to Taiwan and 18% of our sales to China.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. In fiscal year 2003, gross profit from continuing operations increased 30.3% or $66.5 million to $285.9 million from $219.4 million in fiscal year 2002. As a percentage of sales, gross margin from continuing operations was 56.3% during fiscal year 2003 compared to 52.3% during fiscal year 2002, a 4-percentage point improvement. The primary driver of the increase, was growth in revenue, which increased gross profit by $43.6 million. In addition, the full-year of Elantec increased gross profit by $22.4 million. The closure of our Findlay facility in mid 2002, improved gross profit by approximately $10.5 million. We also changed our revenue recognition policy during fiscal year 2002 due to changes in our ability to estimate product returns. Since this change was not repeated in fiscal year 2003, gross profit improved by $10.2 million. The exit of our lower margin Automotive products group decreased gross profit by $19.8 million. Approximately one-third of our wafer manufacturing is performed by third-party foundries. We continue to analyze our mix of internal versus external manufacturing and any decision to increase our volume at third-party foundries could have an affect on the carrying value of our internal fabrication equipment.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased 17.2% to $91.3 million during fiscal year 2003 from $77.9 million during fiscal year 2002. The full year impact of the acquisition of Elantec contributed approximately $10 million in additional spending during the first four and one half months of fiscal year 2003. Also we increased overall R&D expenditures primarily on payroll, which contributed to a record year for new product introductions: 312 in 2003 versus 158 in 2002.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses, from continuing operations was relatively flat with expenses of $88.3 million during fiscal year 2003 compared to $89.6 million during fiscal year 2002. However, as a percentage of sales, SG&A costs decreased to 17.4% in fiscal year 2003 from 21.4% in fiscal year 2002. This decrease is primarily due to workforce reduction actions taken during 2002 and 2003. Specifically, we expect to see annual savings of $3.0 million, $2.1 million and $2.6 million in future periods for actions taken for the integration of Elantec (second quarter 2002), a workforce reduction (first quarter 2003) and the Wireless Networking product group divestiture (third quarter 2003), respectively. These savings were partially offset by the full year effects of the SG&A costs for Elantec, which contributed approximately $6.1 million in increased spending.

Amortization

Amortization of intangible assets from continuing operations decreased to $6.3 million during the fiscal year 2003 from $6.8 million during fiscal year 2002. Definite lived assets are being amortized over their useful lives ranging from 9 to 11 years.

Currently, FAS 142 requires testing goodwill for impairment at least annually while checking for impairment indicators quarterly. During the fourth quarter of 2003, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were taken. Depending on the future market demand for our products, among other factors, we could experience an impairment on this balance.

Unearned Compensation

Amortization of unearned compensation from continuing operations decreased to $12.0 million during fiscal year 2003 from $14.5 million during fiscal year 2002. This decrease is the result of the winding down of unearned compensation resulting from the Elantec merger.

Impairment of Long-Lived Assets

During fiscal year 2002, we recorded two impairments totaling $5.9 million. The first impairment of $3.6 million ($2.3 million net of tax) related to the property, plant and equipment within the Findlay, Ohio manufacturing facility. The write-down reduced the carrying value of the assets to their fair value, which was based on the contractual sales price of the assets in accordance with SFAS 144. Prior to this impairment, the carrying value of the Findlay assets was $5.2 million. As these assets were held and used until their disposal, we continued depreciation over their remaining useful lives. The remaining $2.3 million ($1.3 million net of tax) impairment is primarily related to the adjustment of idle equipment to their fair value based on estimated future cash flows from these assets in accordance with SFAS 144.

We recorded an impairment of long-lived assets of $12.6 million ($7.5 million net of tax) during fiscal year 2003. This primarily consisted of a $10.4 million ($6.4 million net of tax) write-down of certain definite-lived intangible assets, which were tested for impairment following the sale of our Wireless Networking product group. Specifically, we impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Also included in the aforementioned $12.6 million impairment was a $2.0 million impairment ($1.2 million after tax) related to the write-off of a prepaid royalty for which we were not going to incorporate the related technology into our products. In accordance with SFAS 144, the write-off reduced the value of the prepaid to zero as we did not expect to realize any future benefit from the asset.

Gain (Loss) on Investments

During fiscal year 2002, we recorded a gain of $1.3 million ($0.8 million after tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

During fiscal year 2003, we recorded an impairment charge of $13.0 million related to an investment, which is accounted for under the cost method of accounting since we hold less than 20% ownership and can not exercise influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The impairment was a result of a significant reorganization at the investee, which we believe, substantially eliminated their chances of making a profit in the future.

During fiscal year 2003, we recognized a $7.2 million gain ($4.7 million after tax) from the sale of all shares of GlobespanVirata common stock received as part of the sale (15,462,185 shares). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value during the five-day period including the date of the transaction and the two days preceding and succeeding this date. The GlobespanVirata common stock represented a portion of the consideration paid to us by GlobespanVirata in connection with the sale of our Wireless Networking product group.

During fiscal year 2003, we recorded a gain of $0.6 million ($0.4 million after tax) from the collection of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

Marketable securities consist of shares of ChipPAC, Inc. (“ChipPAC”) common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices. As of January 2, 2004 we carried an unrealized gain on the investment of $1.7 million, before taxes. We held 998,816 shares, or approximately 1% of total ChipPAC shares outstanding, at January 2, 2004.

In-Process Research and Development

In connection with our merger with Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the merger, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to income in fiscal year 2002.

In making the purchase price allocation, our management relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects at the time of the acquisition was approximately $38.4 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of January 2, 2004 are set forth in the table below ($ in millions):

Project Group	Number of Projects	Cost to Complete	Average Percent Complete	Value Assigned to Project
Optical Storage	61	$3.6	82%	$13.8
Communications	7	0.7	70%	1.6
DC/DC Converters	26	5.9	46%	5.8
Amplifiers and Comparators	83	4.7	50%	18.6
Other Video	46	7.8	26%	10.2
TFT Buffers	17	1.3	62%	3.8

Total	240	$24.0		$53.8

Although these estimates were developed with the assistance of an independent third party, management is primarily responsible for the valuation. These estimates are subject to change given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Interest Income/Expense

Interest income decreased to $9.6 million during fiscal year 2003 from $12.1 million during fiscal year 2002. The decrease was due to a decrease in short-term interest rates during fiscal years 2002 and 2003. This was partially offset by our investments in long-term held-to-maturity investments. Interest expense also decreased to $0.6 million from $0.8 million for same time periods.

Tax Expense

The tax rate for fiscal year 2003 of 26% differs from the tax expense for fiscal year 2002 of (20)% due primarily to the write off of in-process research and development resulting from the Elantec acquisition during the second quarter of 2002. This difference in rates can also be attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments during 2003.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

Backlog

We had backlog at January 2, 2004 of $83.6 million compared to $98.1 million at January 3, 2003. The backlog as of January 3, 2003 excludes $33.2 million related to the Wireless Networking product group.

Fiscal Year 2002 Compared Fiscal Year 2001

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated below:

	Year Ended		Year Ended
	January 3, 2003	December 28, 2001	January 3, 2003	December 28, 2001
	($ in thousands)
Revenue	$419,559	$398,542	100.0%	100.0%

Costs and expenses

Cost of product sales (a)	200,142	217,842	47.7%	54.7%
Research and development (b)	77,943	66,708	18.6%	16.7%
Selling, general and administrative (b)	89,598	75,079	21.4%	18.8%
Amortization of intangibles	6,783	7,357	1.6%	1.8%
Amortization of unearned compensation	12,510	—	3.0%	—
In-process research and development	53,816	—	12.8%	—
Impairment of long-lived assets	5,909	7,583	1.4%	1.9%
Restructuring	4,744	22,662	1.1%	5.7%

Operating income (loss)	(31,886)	1,311	-7.6%	0.3%

Interest income, net	11,268	18,610	2.7%	4.7%
Loss on extinguishment of debt	—	19,733	—	5.0%
Gain (loss) on investments	1,264	(8,242)	0.3%	-2.1%
Gain on sale of certain operations	—	168,437	—	42.3%

Income (loss) before income taxes	(19,354)	160,383	-4.6%	40.2%
Income taxes	3,942	64,430	0.9%	16.2%

Income (loss) before discontinued operations	(23,296)	95,953	-5.6%	24.1%
Discontinued operations
Income (loss) from discontinued operations	33,300	(65,641)	7.9%	-16.5%
Income taxes (benefit) from discontinued operations	14,974	(9,577)	3.6%	-2.4%

Net income (loss) from discontinued operations	18,326	(56,064)	4.4%	-14.1%

Net income (loss)	$(4,970)	$39,889	-1.2%	10.0%

(a) Cost of product sales includes the following:

Unearned compensation	$1,992	$—	0.5%	—

(b) Unearned compensation is excluded from the following:

Research and development	$5,724	$—	1.4%	—
Selling, General and Administrative	6,786	—	1.6%	—

	$12,510	$—	3.0%	—

Revenue

Revenue from continuing operations for fiscal year 2002 increased 5.3% to $419.6 million from $398.5 million during fiscal year 2001. The acquisition of Elantec during the second quarter of 2002 contributed $63.6 million to the increase in sales year over year. Also, our Power Management product group grew $46.7 million due to increased demand in Desktop computer products. The exits of our Discrete Power and Automotive product groups offset revenue increases by $48.8 million. We also experienced a decline in revenue of approximately $25.8 million due to an economic downturn in the communication end market. In addition, our change in revenue recognition decreased revenue by $14.7 million.

Geographically, 48.9%, 31.1% and 20.1% of product sales were derived in Asia/Pacific, North America and Europe, respectively, during fiscal year 2002 compared to 37.0%, 38.3% and 24.7% during fiscal year 2001. This change is the result of increased demand from Asian-based customers and increased customer use of Asian-based contract manufacturers. Also, the acquisition of Elantec contributed to the increase in this region as that product group’s sales are generated primarily from shipments to Japan.

Gross Profit

In fiscal year 2002, gross profit on product sales increased 21.4% or $38.7 million to $219.4 million from $180.7 million in the fiscal year 2001. As a percentage of sales, gross margin was 52.3% during fiscal year 2002 compared to 45.3% during the fiscal year 2001, a 7.0 percentage point improvement. The acquisition of Elantec, which increased our mix of higher margin products, improved gross profit by $35.9 million. In addition, we closed our Findlay fabrication facility in fiscal year 2002, which had approximately a $10.5 million improvement on gross profit. These improvements were primarily offset by a $10.2 million decline as a result of our change in revenue recognition for North American distributors.

Research and Development (“R&D”)

R&D expenses increased 16.8% to $77.9 million during fiscal year 2002 from $66.7 million during the fiscal year 2001. As a percentage of sales, R&D expenses increased to 18.6% for fiscal year 2002 from 16.7% for fiscal year 2001. The acquisition of Elantec contributed approximately $13.7 million to the overall increase as well as increased spending in for our Power Management product development.

Selling, General and Administrative (“SG&A”)

SG&A costs increased to $89.6 million during fiscal year 2002 from $75.1 million during the fiscal year 2001. As a percentage of sales, SG&A costs increased to 21.4% for 2002 from 18.8% for the fiscal year 2001. The acquisition of Elantec was again the primary driver for this increase with approximately $10.4 million of SG&A expenses during 2002.

Amortization

Amortization of intangible assets decreased to $6.8 million for fiscal year 2002 from $7.4 million for the same time period in fiscal year 2001.

Unearned Compensation

Amortization of unearned compensation was $14.5 million during fiscal year 2002. This was a result of the acquisition of Elantec and is the intrinsic value of unvested Elantec options outstanding at the time of the merger. The intrinsic value of each option was calculated as the excess of the fair market value of one share of our Class A common stock as determined using the average closing sales price of our Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs are recognized over the remaining vesting period of the options as an operating expense.

Impairment of Long-lived Assets

In connection with the closure of our Findlay, Ohio manufacturing operation, we recorded an impairment of $7.6 million ($3.7 million after tax) on the property, plant and equipment during the fiscal year 2001. The impairment was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed in accordance with SFAS 121.

During fiscal year 2002, we recorded two impairments totaling $5.9 million. The first impairment of $3.6 million ($2.3 million net of tax) related to the property, plant and equipment within the Findlay, Ohio manufacturing facility. The write-down reduced the carrying value of the assets to their fair value, which was based on the contractual sales price of the assets. Prior to this impairment, the carrying value of the Findlay assets was $5.2 million. As these assets were held and used until their disposal, we continued depreciation over their remaining useful lives. The remaining $2.3 million ($1.3 million net of tax) impairment is primarily related to the adjustment of idle equipment to their fair value based on estimated future cash flows from these assets.

Interest Income/Expense

Interest income decreased to $12.1 million during fiscal year 2002 from $20.9 million during the fiscal year 2001. The decrease was due to a decrease in short-term interest rates during fiscal years 2001 and 2002. Interest expense also decreased to $0.8 million in fiscal year 2002 from $2.3 million in fiscal year 2001. This decrease was due to the elimination of our long-term debt during the first quarter of fiscal year 2001.

Gain (Loss) on Investments

Marketable securities consist of shares of ChipPAC common stock that have been classified as other long-term investments. They are recorded at fair value, which is determined based on quoted market prices. During fiscal year 2001, we recorded an impairment charge of $8.2 million related to our investment in ChipPAC common stock, which reflected an other than temporary decline in value. In arriving at this decision, we considered various factors, including the fact that ChipPAC’s stock price was less than its carrying value during two consecutive quarters. We also considered the overall macroeconomic condition of the semiconductor industry at the time.

During fiscal year 2002, we recorded a gain of $1.3 million ($0.8 million after tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

Loss on Extinguishment of Debt

During fiscal year 2001, we repurchased all $61.4 million of our outstanding 13.25% Senior Subordinated Notes in the open market. These repayments included certain pre-payment penalties and accrued interest. In connection with the early extinguishment of debt, we recorded a $19.7 million charge ($12.2 million net of tax). The charges consisted of the write-off of deferred financing fees and premiums paid on repurchase.

Gain on Sale of Certain Operations

On March 16, 2001, we sold the assets of its Discrete Power product group to Fairchild for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs include employee termination benefits to be incurred within one year from the sale date as well as information technology costs required to cover transferred software license fees and system modifications necessary to support the business transition activity. We also closed three foreign sales offices as a result of the sale. Also, included in the calculation of the gain was the write-off of $14.8 million of intangible assets that were related to our formation from the assets of Harris Corporation’s Semiconductor Business in August 1999. The assets represent the developed technology, customer base and assembled workforce for the Discrete Power product group, which were derived from the original valuation completed at the time of the acquisition.

Tax Expense

The tax rate of 40% for fiscal year 2001 differs from the tax rate for fiscal year 2002 of (20)% primarily due to the gain generated from the sale of our Discrete Power products group recorded during fiscal year 2001 and the write-off of Elantec’s in-process R&D in fiscal year 2002.

Backlog

We had backlog at January 3, 2003 of $98.1 million compared to $85.9 million at December 28, 2001. This excludes $33.2 million and $34.9 million related to the Wireless Networking product group.

Business Outlook

On January 28, 2004, we announced our outlook for the first quarter of 2004. We expected revenue for the first quarter to be equal to or slightly above the revenue for the fourth quarter of fiscal year 2003. We also expected cost of product sales, research and development and selling, general and administrative costs to generally trend in the same direction as revenue. We expected intangible amortization expense to be $1.2 million and amortization of unearned compensation to be $1.6 million. We expect our effective tax rate to be approximately 26%–28% for fiscal year 2004. We expect to finalize the Internal Revenue Service (“IRS”) audits for calendar years 1999 and 2000 by the end of the first quarter of 2004. This could have a material positive impact on our tax provision and operating results for fiscal year 2004.

Restructurings

March 2001

In March 2001, our Board of Directors approved and we announced major restructuring activities to improve ongoing operations and product gross margins. This restructuring plan was predicated on the phased closure of our Findlay, Ohio manufacturing operation and the exit of the modem board assembly manufacturing process in Scottsdale, Arizona. In connection with the restructuring, we recorded expenses of approximately $22.7 million ($13.9 million after tax) within continuing operations during fiscal year 2001. Costs of the restructuring plan include employee termination costs, costs incurred to decontaminate and defacilitate the fabrication facility and contract cancellation costs. Employee termination costs include involuntary severance payments and outplacement training. Decontamination and defacilitation costs include costs for removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with equipment. Other decommission costs include costs to secure equipment remaining on site after closure. Contract cancellation costs include fees charged to us under non-cancelable purchase orders from three vendors. In connection with the announced restructuring, approximately 522 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees. 521 of the employees were located in the United States and 1 was located in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and, accordingly, all of the affected employees had been terminated as of January 2, 2004. No remaining activities exist with respect to the execution of this plan. We estimated that annual savings of cost of product sales would be approximately $25.0 million to $30.0 million annually. These savings are largely in the form of decreased payroll, healthcare costs, and factory overhead, which is comprised of depreciation, utilities and property taxes. Although determination of actual savings is difficult to determine because of changes in product mix, technological specifications and product demand, we believe that actual savings have been approximately $21.0 million annually.

June 2002

After the merger with Elantec, we accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation thereof as they relate to our activities that were conducted prior to the merger. As a result of the restructuring, we recorded a charge of $4.7 million ($2.8 million after tax) in continuing operations during fiscal year 2002. The restructuring plan includes employee termination costs and the elimination of certain sales and marketing activities existing prior to the merger. Employee termination costs include involuntary severance payments and outplacement training. Costs incurred to eliminate certain sales and marketing activities include lease cancellation costs and costs associated with the termination of sales representative agreements. As a result of the merger with Elantec, 24 of our employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. Affected positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of January 2, 2004, all of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan. We estimated that annual savings of selling, general and administrative costs to be approximately $3.0 million, which includes decreased payroll, healthcare costs, sales office lease expenses, and decreased payments to sales representatives. We believe there has not been significant variances between the expected savings and actual savings.

January 2003

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the implementation of SFAS 146, severance related costs cannot be expensed until incurred. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, we expensed $1.3 million ($0.8 million net of tax) in continuing operations during fiscal year 2003. The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all of such employees were located in the United States. As of January 2, 2004, all of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan. We estimate that annual savings of cost of product sales are approximately $0.2 million. We also estimate that annual savings of research and development expenses are $0.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.1 million. These savings are in the form of decreased payroll and healthcare costs. We believe there have not been significant variances between the planned savings and actual savings. We believe there have not been significant variances between the planned savings and actual savings.

August 2003

In August 2003, we announced a restructuring plan that coincided with the sale of our Wireless Networking product group. The restructuring plan includes the termination of approximately 8% of the remaining workforce and the closure of three sales office locations in the United States and Europe. In accordance with Statements of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”, a company can only accrue costs related to liabilities that have been incurred. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with us through his or her termination date. Thus during fiscal year 2003, we recorded charges of $4.1 million for the portion of severance benefits and lease payments that we were obligated to pay as of January 2, 2004. Employee termination costs include involuntary severance payments and the provision of outplacement training. In connection with the cost reduction initiative, 129 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 119 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of January 2, 2004, 98% of the affected employees had been terminated. The remaining employees will be terminated within the next 12 months at a cost of $0.1 million. We estimate that annual savings of cost of product sales are approximately $4.2 million. We also estimate that annual savings of research and development expenses are $1.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. Due to the recent date of this plan, it is difficult to ascertain if there have been significant variances between the expected savings and actual savings.

Off-Balance Sheet Arrangements

The following table sets forth our future contractual obligations, all of which are off balance sheet arrangements, as of January 2, 2004 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$11.3	$4.4	$4.5	$1.7	$0.7
Test and package purchase commitment	See below	See below	See below	—	—
Open capital equipment purchase commitments	$3.2	$3.2	—	—	—
Open raw material purchase commitments	$12.0	$12.0	—	—	—
Standby letters of credit	$4.0	$4.0	—	—	—

Total	$30.5	$23.6	$4.5	$1.7	$0.7

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers ($7.8 million), silicon wafers ($0.4 million) as well other miscellaneous expense items. We utilize standby letters of credit primarily for security for workers compensation ($1.5 million), environmental items ($1.3 million), electricity ($0.7 million) as well as for security for our vendors. These standby letters of credit have annual renewals.

We have an agreement in place with ChipPAC pursuant to which they provide us with, among other things, testing and packaging services for fees, subject to certain limits and exceptions, including competitive pricing. The initial term of this agreement expires on June 30, 2005.

We do not have any guarantees that would affect our liquidity, cash flow or financial position. We do not have any relationships with other parties that would have a negative impact on our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of January 2, 2004, our total shareholders’ equity was $2,252.1 million. Also, we had $819.5 million in cash and short-term securities, as well as $144.5 million in long-term investments held to maturity.

Net cash provided by operating activities for fiscal year 2003 was $71.1 million. This was primarily due to operating income of $72.4 million. This was offset by our changes in assets and liabilities of $21.8 million including increased inventories (for both our continuing and discontinued operations) offset by timing of income tax payments. Net cash provided by investing activities for fiscal year 2003 was $147.2 million. We have received $250 million in cash proceeds from the sale our Wireless Networking product group to GlobespanVirata. This was offset by $12.5 million of transaction costs relating to the sale. We also received $126.7 million in proceeds from the sale of GlobespanVirata and ChipPAC common stock during fiscal year 2003. This was offset by investments in long-term cash investments of $144.5 million to improve interest yields and $62.5 million in property, plant and equipment to increase our production capacity. We expect our expenditures for property, plant and equipment to be within the $30 million to $40 million range during fiscal year 2004. Net cash used by financing activities for fiscal year 2003 was $30.5 million resulting from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future. Our cash, cash equivalents and short-term investments balance at January 2, 2004 was $819.5 million.

We have a treasury stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $82.1 million had been used as of January 2, 2004. The program was set to expire on September 26, 2002, but by a vote of the Board of Directors it has been extended through December 2004.

We have separately classified on the face of the balance sheet our current held-to-maturity investments, which consist of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified prior period balance sheet and cash flow information to conform with the current classification.

Working Capital

Trade accounts receivable, less the allowance for collection losses, totaled $82.6 million at January 2, 2004 compared to $93.9 million at January 3, 2003. This decrease was a result of the sale of our Wireless Networking product group, which had over $20 million in receivables at the time of the sale, the majority of which had been collected by the end of fiscal year 2003. However, inventories increased 37% to $83.6 million at January 2, 2004 from $61.0 million at January 3, 2003. The majority of the increase is attributable to purchases made in order to build end-of-life inventory for Elantec products in anticipation of moving the production operations to Palm Bay from Milpitas as well as buffer inventory for our power management products required by certain customers. Our income taxes payable also increased $57.7 million from $26.3 million driven primarily by income tax provisions relating to the sale of our Wireless Networking group. Trade accounts payable decreased $14.8 million as we saw reduced purchases from the foundries we used for Wireless Networking product materials as well as decreased expenditures on manufacturing equipment. However, litigation accruals increased $11.9 million from fiscal year 2002 to fiscal year 2003. This was primarily driven by our lawsuit with Agere.

Sales reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns near year-end as well as sales volume. The sales reserves increased 14.2% to $9.7 million at January 2, 2004 from $8.5 million at January 3, 2003. This increase was driven by increased sales volume of 21% over fiscal year 2002 as well as rebates of approximately $0.8 million.

Capital Expenditures

Capital expenditures were $62.5 million for fiscal year 2003 and $53.0 million for fiscal year 2002. The increase is due primarily to increased investments in our foundry operations, for which we spent $12.9 million during fiscal year 2003. Additional capital expenditures during fiscal year 2003 includes the expansion of our fabrication facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities, as well as general manufacturing capacity increases of $41.2 million, research and development capital of $5.7 million and information technology equipment of $2.2 million.

Transactions with Related and Certain Other Parties

We hold a receivable balance within the other assets section in our balance sheet resulting from a loan made to one of our employees who is neither the CFO or CEO. The loan, which totaled $0.5 million at January 3, 2004, was made by Elantec prior to the merger as part of employment offers. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate. The loan is due on April 18, 2007.

We have a contract in place with ChipPAC in which ChipPAC provides us with testing and packaging services for a fee, subject to certain limits and exceptions. This commitment expires June 30, 2005. We had $4.3 million and $3.7 million of trade accounts payable to ChipPAC as of January 2, 2004 and January 3, 2003, respectively. All of our obligations under this agreement are paid in cash and are the result of arms-length transactions. Purchases under this contract during fiscal year 2003 totaled $50.4 million.

Critical Accounting Policies

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on our financial condition. The five accounting estimation processes discussed below are the allowance for collection losses on trade receivables, reserves for excess or obsolete inventory, distributor reserves, the assessment of recoverability of goodwill and tax valuation allowances. These estimates involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting policies, because they do not generally require us to make estimates or judgments that are difficult or subjective.

The allowance for collection losses on trade receivables was $1.1 million on gross trade receivables of $83.7 million at January 2, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables as of January 2, 2004. Since the amount that we will actually collect on the receivables outstanding as of January 2, 2004 can not be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain an allowance of approximately 1% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

The reserve for excess or obsolete inventory was $21.2 million at January 2, 2004. The reserve for excess or obsolete inventory is used to state our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory levels as of January 2, 2004 can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or re-classified as obsolete. We reserve approximately 40% to 50% of the standard cost of the excess inventory. We believe that 40% to 50% represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory.

Distributor reserves were $1.2 million at January 2, 2004. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors as of January 2, 2004 that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe whereby the distributors can periodically exchange a percentage of older inventories with newer products. Actual price protection and stock rotation changes have historically been within management’s expectations. International distributor reserves are combined with other product sales reserves within the sales reserves line item on the balance sheet. These include reserves for unearned revenue for payments on last time buy products of $3.8 million, price rebates of $0.8 million product warranties for $1.2 million, as well as other revenue related accruals of $2.7 million.

Effective March 30, 2002, we began to recognize revenue to North American distributors on a sell-through basis. As such, we now recognize sales to North American distributors upon shipment to the end customer. Formerly, we recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the integration with Elantec, changes in the distributor mix and changes in market pricing affect the estimability of customer acceptance of our products.

Pursuant to SFAS 142, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives as of December 29, 2001 and found no impairment. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units are the High Performance Analog and Elantec product groups because they are each managed by a general manager and have discrete financial information. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At January 2, 2004, our net deferred tax asset amounted to $49.4 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of this interpretation and determined that we are not party to any variable interest entities as of January 2, 2004.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under previous guidance, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS 4 and thus the extraordinary treatment related to the extinguishment of debt in most instances. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. We adopted the provisions of this standard and have reclassified our loss on the extinguishment of debt for fiscal year 2001 on the face of the Consolidated Statement of Operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We adopted the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

Subsequent Events

On January 28, 2004, our Board of Directors declared a quarterly dividend of $0.03 per share of common stock. Payment of the dividend was made on February 27, 2004 to shareholders of record as of the close of business on February 17, 2004.

Stock Option Disclosures

On November 5, 1999, we adopted the 1999 Equity Compensation Plan (the “Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of our Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 17.5 million shares by the shareholders at the Annual Meeting of Shareholders held May 15, 2001.

Employee and Executive Option Grants

	2001	2002	2003
Net grants during the period as % of outstanding shares (#)	2.1%	11.3%	2.6%
Grants to listed officers* during the period as % of total options granted (%)	25.4%	20.0%	23.2%
Grants to listed officers* during the period as % of outstanding shares (%)	0.5%	2.3%	0.6%
Cumulative options held by listed officers* as % of total options outstanding (%)	19.5%	21.7%	28.7%

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Total Shares as of December 28, 2001	11,170	5,623	$26.50
Grants	(15,519)	15,519	$19.14
Options assumed in acquisitions	8,970	—	$16.90
Exercises	—	(905)	$6.36
Cancellations	893	(893)	$23.07
Additional shares reserved	—	—	n/a

Total Shares as of January 3, 2003	5,514	19,344	$21.56
Grants	(3,572)	3,572	$22.17
Options assumed in acquisitions	—	—	n/a
Exercises		(2,501)	$8.79
Cancellations	2,526	(2,526)	$28.86
Additional shares reserved	—	—	n/a

Total Shares as of January 2, 2004	4,468	17,889	$22.43

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total
As of January 2, 2004 (Shares in thousands)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	5,275	$12.75	4,218	$17.35	9,493	$14.79
Out-of-the-Money	4,335	$33.53	4,061	$28.46	8,396	$31.08
Total Options Outstanding	9,610	$22.12	8,279	$22.80	17,889	$22.43

The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2003.

	Number of Securities Underlying Options		Percentage of All Options Granted to All Employees in Period (3)		Exercise Price		Expiration Date (4)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (5)
								5%		10%
Gregory L. Williams	60,000	(1)	1.7%			$14.25	2/4/2013		$537,705		$1,362,650

Richard M. Beyer	300,000 42,000 42,000 42,000 42,000	(1) (2) (2) (2) (2)	8.4 1.2 1.2 1.2 1.2	% % % % %	$ $ $ $ $	14.25 15.51 26.64 25.13 24.65	2/4/2013 3/31/2013 6/30/2013 9/30/2013 1/1/2014	$ $ $ $ $	2,688,525 409,675 703,658 663,773 651,095	$ $ $ $ $	6,813,249 1,038,196 1,783,207 1,682,131 1,650,002

Daniel J. Heneghan	25,200 25,200 25,200 25,200	(2) (2) (2) (2)	0.7 0.7 0.7 0.7	% % % %	$ $ $ $	15.51 26.64 25.13 24.65	3/31/2013 6/30/2013 9/30/2013 1/1/2014	$ $ $ $	245,805 422,195 398,264 390,657	$ $ $ $	622,917 1,069,924 1,009,279 990,001

Rick E. Furtney	25,200 25,200 25,200 25,200	(2) (2) (2) (2)	0.7 0.7 0.7 0.7	% % % %	$ $ $ $	15.51 26.64 25.13 24.65	3/31/2013 6/30/2013 9/30/2013 1/1/2014	$ $ $ $	245,805 422,195 398,264 390,657	$ $ $ $	622,917 1,069,924 1,009,279 990,001

Mohan R. Maheswaran	15,750 15,750 15,750 6,250 15,750	(2) (2) (2) (2) (2)	0.4 0.4 0.4 0.2 0.4	% % % % %	$ $ $ $ $	15.51 26.64 25.13 25.67 24.65	3/31/2013 6/30/2013 9/30/2013 11/13/2013 1/1/2014	$ $ $ $ $	153,628 263,872 248,915 100,898 244,160	$ $ $ $ $	389,323 668,702 630,799 255,696 618,751

Larry J. Ciaccia(6)	15,750 15,750	(2) (2)	0.4 0.4	% %	$ $	15.51 26.64	8/27/2004 8/27/2004	$ $	8,076 13,873	$ $	16,026 27,527

830,350

(1)	Each grant vests over a four-year period at a rate of twenty-five percent upon the first anniversary of the grant and 6.25% quarterly thereafter until fully vested.
(2)	Each grant vests over a four-year period at a rate of twenty-five percent upon each of the first four anniversary dates of the grant.
(3)	A total of 3,572,198 options were granted to our employees under the Intersil 1999 Equity Compensation Plan during the fiscal year ended January 2, 2004.
(4)	The options will expire ten years after the grant date.
(5)	Represents the potential realizable value of the underlying shares of our common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10% of the exercise price, set by the Securities and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.
(6)	Mr. Ciaccia’s employment with the Company terminated on August 28, 2003 when the Company sold its wireless local area networking operations to GlobespanVirata, Inc., at which time he became an employee of GlobespanVirata, Inc.

The following sets forth information regarding the number and value of options held by the executive officers named in the Summary Compensation Table during fiscal year 2003:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End		Net Value of Unexercised In-the-Money Options at Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory L. Williams	—	$—	442,892	572,250	$1,147,816	$2,440,000
Richard M. Beyer	3,082	$29,259	1,225,802	1,111,208	$33,903	$3,537,781
Daniel J. Heneghan	—	$—	193,529	353,634	$527,874	$1,323,928
Larry J. Ciaccia	—	$—	404,834	—	$1,382,580	$—
Rick E. Furtney	—	$—	136,500	307,634	$381,462	$1,169,091
Mohon R. Maheswaran	132,616	$1,144,545	159,303	228,404	$538,150	$736,723

(1)	Reflects net pre-tax amounts determined by subtracting the exercise price from $24.65 per share, the fair market value of common stock at the end of fiscal year 2003.

Shares (in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved By shareholders:
SiCOM Dutch Converted Plan	4	$9.30	—
Elantec, Inc. 1994 Equity Incentive Plan	88	$1.44	—
Elantec 1995 Directors Stock Option Plan	—	$—	—
Elantec 1995 Equity Incentive Plan	5,045	$19.38	—
Elantec 2001 Equity Incentive Plan	1,347	$24.11	—
1999 Equity Compensation Plan	11,405	$23.76	4,468
No Wires Needed B.V. Stock Option Plan	—	$—	—
Equity compensation plans not approved by shareholders	None
Total	17,889		4,468

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

At January 4, 2004, we had open foreign exchange contracts with a notional amount of $10.9 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the fiscal year 2004 were less than $0.1 million. During the fiscal year 2004, we purchased and sold $89.4 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at January 2, 2004. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	January 3, 2003	January 2, 2004
Gain (loss) on foreign exchange contracts	$(1.0)	—
Purchases and sales of foreign exchange contracts	$93.9	$89.4
Notional amount of open contracts at year end	$17.8	$10.9
Fair value of open contracts at year end	$0.1	—

The decrease in the notional amounts of open foreign exchange contracts at year-end is due to the consolidation of Elantec’s hedging process into one corporate program.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at January 2, 2004 would have an impact of approximately $0.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements, and the related Notes thereto, of Intersil Corporation and the Independent Certified Public Accountants’ Report are filed as a part of this report.

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

We have audited the accompanying consolidated balance sheets of Intersil Corporation as of January 2, 2004 and January 3, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the fiscal years ended January 2, 2004 and January 3, 2003, and December 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at January 2, 2004 and January 3, 2003 and the consolidated results of its operations and its cash flows for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and B to the consolidated financial statements, on December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

/s/ Ernst & Young LLP

Jacksonville, Florida

January 28, 2004

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 3, 2003	January 2, 2004
	($ in thousands, except share amounts)

ASSETS

Current Assets
Cash and cash equivalents	$542,766	$731,782
Held-to-maturity investments	80,836	87,751
Trade receivables, less allowances for collection loss ($1,107 as of January 3, 2003 and $1,090 as of January 2, 2004)	93,894	82,611
Inventories	61,001	83,631
Prepaid expenses and other current assets	8,605	10,468
Assets held for sale	251,941	—
Deferred income taxes	29,402	39,843

Total Current Assets	1,068,445	1,036,086

Non-current Assets
Property, plant and equipment, less accumulated depreciation	143,937	153,410
Goodwill, less accumulated amortization	1,060,310	1,059,121
Other intangibles, less accumulated amortization	51,372	31,784
Held-to-maturity investments	—	144,503
Other long-term investments	21,697	12,227
Deferred income taxes	16,674	9,554
Related party notes	1,000	499
Other	6,046	7,561

Total Non-current Assets	1,301,036	1,418,659

Total Assets	$2,369,481	$2,454,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade payables	$31,900	$16,544
Related party payables	3,703	4,260
Retirement plan accruals	9,220	3,684
Accrued compensation	17,573	22,398
Accrued interest and sundry taxes	2,336	4,142
Deferred margin	12,129	12,105
Restructuring and exit costs	15,606	5,770
Litigation accruals	7,250	19,149
Other accrued items	16,564	20,881
Sales reserves	8,519	9,739
Liabilities held for sale	15,706	—
Income taxes payable	26,304	83,956

Total Current Liabilities	166,810	202,628

Shareholders’ Equity
Preferred Stock, $0.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting, convertible; 300,000,000 shares authorized, 129,140,657 shares outstanding at January 3, 2003 and 139,331,417 shares outstanding at January 2, 2004	1,290	1,393
Class B Common Stock, $.01 par value, non-voting, convertible; 300,000,000 shares authorized, 7,786,719 shares outstanding at January 3, 2003 and no shares outstanding at January 2, 2004	78	—
Additional paid-in capital	2,228,925	2,246,402
Retained earnings (deficit)	(780)	40,898
Unearned compensation	(20,104)	(8,956)
Accumulated other comprehensive income (loss)	(3,116)	2,378
Treasury shares, at cost; 225,000 shares at January 3, 2003 and 1,157,100 shares at January 2, 2004	(3,622)	(29,998)

Total Shareholders’ Equity	2,202,671	2,252,117

Total Liabilities and Shareholders’ Equity	$2,369,481	$2,454,745

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
	(in thousands, except per share amounts)
Revenue
Product sales	$398,542	$419,559	$507,684

Costs and expenses

Cost of product sales (a)	217,842	200,142	221,757
Research and development (b)	66,708	77,943	91,267
Selling, general and administrative (b)	75,079	89,598	88,274
Amortization of intangibles	7,357	6,783	6,298
Amortization of unearned compensation	—	12,510	10,212
In-process research and development	—	53,816	—
Impairment of long–lived assets	7,583	5,909	12,576
Restructuring	22,662	4,744	4,887

Operating income (loss)	1,311	(31,886)	72,413
Interest income, net	18,610	11,268	8,958
Loss on extinguishment of debt	19,733	—	—
Gain (loss) on investments	(8,242)	1,264	(3,443)
Gain on sale of certain operations	168,437	—	1,428

Income (loss) from continuing operations before income taxes	160,383	(19,354)	79,356
Income taxes from continuing operations	64,430	3,942	20,899

Income (loss) from continuing operations	95,953	(23,296)	58,457
Discontinued operations
Income (loss) from discontinued operations before income taxes (including gain from disposal of $61,411 during fiscal year 2003)	(65,641)	33,300	19,983
Income taxes (benefit) from discontinued operations	(9,577)	14,974	32,603

Income (loss) from discontinued operations	(56,064)	18,326	(12,620)

Net income (loss)	$39,889	$(4,970)	$45,837

Basic income (loss) per share:
Income (loss) from continuing operations	$0.91	$(0.19)	$0.42
Income (loss) from discontinued operations	(0.53)	0.15	(0.09)

Net income (loss)	$0.38	$(0.04)	$0.33

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.88	$(0.19)	$0.41
Income (loss) from discontinued operations	(0.51)	0.15	(0.09)

Net income (loss)	$0.37	$(0.04)	$0.32

Weighted average common shares outstanding (in millions):
Basic	105.7	125.6	137.3

Diluted	108.9	125.6	141.3

(a) Cost of product sales includes the following:

Unearned compensation	$—	$1,992	$1,768

(b) Unearned compensation is excluded from the following:

Research and development	$—	$5,724	$3,864
Selling, general and administrative	—	6,786	6,348

	$—	$12,510	$10,212

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
	($ in thousands and net of associated tax effects)

Net income (loss)	$39,889	$(4,970)	$45,837

Other comprehensive income (loss):
Currency translation adjustments	(366)	614	1,978
Realization of unrealized gains on available-for-sale securities	—	—	(583)
Unrealized gain (loss) on available-for-sale securities	1,676	(3,367)	4,099

Comprehensive income (loss)	$41,199	$(7,723)	$51,331

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
	($ in thousands)
OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$95,953	$(23,296)	$58,457

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	32,759	46,471	49,783
Provisions for inventory obsolescence	7,835	1,870	3,274
Write-off of in-process research and development	—	53,816	—
Restructuring and impairments	38,488	10,653	30,463
Gain on sale of certain operations	(168,437)	—	(1,428)
Gain on sale of certain investments	—	(1,264)	(9,557)
Deferred income taxes	(31,451)	3,920	(825)
Net income (loss) from discontinued operations	(56,064)	18,326	(12,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	—	—	(61,411)
Other adjustments	58,848	12,208	36,783

Changes in operating assets and liabilities:
Trade receivables	68,801	(22,911)	11,284
Inventories	(3,464)	6,225	(25,903)
Prepaid expenses and other current assets	2,463	3,702	2,849
Trade payables and accrued liabilities	(45,957)	2,391	(33,301)
Income taxes	27,096	2,699	69,044
Other	(1,599)	5,319	(1,675)
Net assets held for sale	3,404	(18,729)	(44,100)

Net cash provided by operating activities	28,675	101,400	71,117

INVESTING ACTIVITIES:
Net change in short-term investments	(47,334)	(33,502)	(6,915)
Purchases of held-to-maturity securities	—	—	(224,505)
Held-to-maturity securities called by issuer	—	—	80,001
Proceeds from sale of Wireless Networking product group, net	—	—	237,513
Proceeds from sale of certain operations	338,016	—	—
Proceeds from sale of available-for-sale investments	—	5,264	126,661
Cash paid for acquired businesses	—	(24,026)	(3,116)
Purchase of other long-term investments	(13,000)	—	—
Property, plant and equipment for discontinued operations	(1,490)	(6,386)	(3,678)
Property, plant and equipment	(39,142)	(46,606)	(58,809)

Net cash provided by (used in) investing activities	237,050	(105,256)	147,152

FINANCING ACTIVITIES
Proceeds from exercise of stock plans	10,104	9,378	25,285
Dividends paid	—	—	(4,159)
Payments of borrowing	(61,545)	—	—
Repurchase of treasury shares	(11,933)	(18,565)	(51,582)

Net cash used in financing activities	(63,374)	(9,187)	(30,456)
Effect of exchange rates on cash and cash equivalents	(829)	1,690	1,203
Net increase (decrease) in cash and cash equivalents	201,522	(11,353)	189,016
Cash and cash equivalents at the beginning of the period	352,597	554,119	542,766

Cash and cash equivalents at the end of the period	$554,119	$542,766	731,782

SUPPLEMENTAL DISCLOSURES—NON-CASH ACTIVITIES:
Additional Paid-In-Capital from Tax Benefit on Exercise on Non-Qualified Stock Options	$4,042	$948	$4,890

Stock issued in acquisition of Elantec Semiconductor, Inc.	$—	$1,180,358	$—

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
	($ in thousands)
Balance at December 29, 2000	$680	$372	$1,051,213	$(35,699)	$(3,857)	$(1,673)	$—	$1,011,036
Net income	—	—	—	39,889	—	—	—	39,889
Shares issued under Stock Option Plan, net of taxes	6	—	10,076	—	—	—	—	10,082
Shares issued under Employee Stock Purchase Plan	2	—	4,060	—	—	—	—	4,062
Shares issued on exercise of warrants	9	—	(8)	—	—	—	—	1
Sterling Holding Co., LLC share exchange	209	(209)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	2,801	—	—	2,801
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,676	—	1,676
Foreign currency Translation	—	—	—	—	—	(366)	—	(366)
Shares repurchased	—	—	—	—	—	—	(11,933)	(11,933)

Balance at December 28, 2001	906	163	1,065,341	4,190	(1,056)	(363)	(11,933)	1,057,248
Net loss	—	—	—	(4,970)	—	—	—	(4,970)
Shares issued under Stock Option Plan, net of taxes	13	—	5,481	—	—	—	—	5,494
Shares issued under Employee Stock Purchase Plan	3	—	4,904	—	—	—	—	4,907
Sterling Holding Co., LLC share exchange	85	(85)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	15,302	—	—	15,302
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3,367)	—	(3,367)
Foreign currency translation	—	—	—	—	—	614	—	614
Shares issued in merger with Elantec, Inc	296	—	1,180,062	—	—	—	—	1,180,358
Options issued in merger with Elantec, Inc	—	—	—	—	(34,350)	—	—	(34,350)
Shares retired	(13)	—	(26,863)	—	—	—	26,876	—
Shares repurchased	—	—	—	—	—	—	(18,565)	(18,565)

Balance at January 3, 2003	1,290	78	2,228,925	(780)	(20,104)	(3,116)	(3,622)	2,202,671
Net income	—	—	—	45,837	—	—	—	45,837
Dividends Paid	—	—	—	(4,159)	—	—	—	(4,159)
Shares issued under Stock Option Plan, net of taxes	23	—	25,154	—	—	—	—	25,177
Shares issued under Employee Stock Purchase Plan	5	—	4,994	—	—	—	—	4,999
Sterling Holding Co., LLC share Exchange	78	(78)	—	—	—	—	—	—
Issuance of Deferred stock units	—	—	2,145	—	(2,145)	—	—	—
Amortization of unearned compensation	—	—	—	—	12,264	—	—	12,264
Forfeiture of unvested Elantec options	—	—	(1,029)	—	1,029	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	4,099	—	4,099
Realized gain on available-for-sale securities	—	—	—	—	—	(583)	—	(583)
Foreign currency translation	—	—	—	—	—	1,978	—	1,978
Proceeds from warrant exercises	11	—	(11)	—	—	—	—	—
Acceleration of option vesting period	—	—	11,417	—	—	—	—	11,417
Shares retired	(14)	—	(25,193)	—	—	—	25,207	—
Shares repurchased	—	—	—	—	—	—	(51,583)	(51,583)

Balance at January 2, 2004	$1,393	$—	$2,246,402	$40,898	$(8,956)	$2,378	$(29,998)	$2,252,117

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Intersil Corporation (“Intersil” or the “Company”) is a global designer and manufacturer of high performance analog integrated circuits. Our portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, computing, communications and industrial. The Company’s high-end consumer products include its optical storage and video display products, its handheld power management products, and certain standard analog drivers. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, smart phones and digital still cameras. The Company’s computing category includes desktop, server and notebook power management, including core power devices and other peripheral applications, such as graphics, advanced configuration power interface (“ACPI”) control and double data rate (“DDR”) memory. The Company’s communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL, home gateway, space and VOIP. Communications accounted for 24% of the Company’s sales in fiscal year 2003. The Company’s industrial products include its Elantec family of operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. Industrial products represented 28% of the Company’s fiscal year 2003 sales.

Basis of Presentation

The transactions discussed below significantly affect the comparability of the results of operations between the fiscal periods presented within the Consolidated Financial Statements.

On March 16, 2001, the Company sold the assets of its Discrete Power products group to Fairchild Semiconductor Corporation (“Fairchild”). The Consolidated Balance Sheet as of December 28, 2001 has been reduced by the assets purchased and liabilities assumed by Fairchild.

On May 14, 2002, the Company merged with Elantec Semiconductor, Inc. (“Elantec”) by using Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the merger date.

On August 28, 2003, the Company sold its Wireless Networking product group to GlobespanVirata, Inc. (“GlobespanVirata”). The Consolidated Balance Sheet as of January 2, 2004 has been reduced by the assets purchased and liabilities assumed by GlobespanVirata. Furthermore, the Consolidated Balance Sheet as of January 3, 2003 has been reclassified to report Wireless Networking assets and liabilities held for sale by the Company at that time. Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected as discontinued operations in all years presented.

The Company’s 2002 fiscal year contains 53 weeks. The 2001 and 2003 fiscal years contain the standard 52 weeks.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications. This includes reclassifications for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain sales-related liabilities, $5.8 million of which had been previously classified as “other accrued items” as of January 3, 2003, have been reclassified into “sales reserves.” Additionally, certain income tax related liabilities, $1.9 million of which had been previously classified as “trade payables” as of January 3, 2003, have been reclassified into “income taxes payable.” Due to the adoption of Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the Company reclassified $19.7 million in charges related to the early extinguishment of debt in the Consolidated Statement of Operations for fiscal year 2001.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents—Cash equivalents consist primarily of highly liquid debt securities with insignificant interest rate risk and maturities of three months or less.

General Investment Information— The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of January 2, 2004 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term debt rating of no less than AA by Standard & Poor’s or Aa by Moody’s. For short-term debt (a maturity date less that 365 days) the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one institution. At January 2, 2004, the Company did not require and was not required to collateralize any of its financial instrument obligations.

Interest paid in fiscal year 2001 was $4.4 million. Due to the elimination of all of outstanding long-term debt in March 2001 (see Note V), the Company has not paid any appreciable amount of interest during fiscal years 2002 and 2003. Interest income includes interest on cash, cash equivalents, and held-to-maturity investments net of associated bank fees and charges.

Current Held-to-Maturity Investments—Investments identified as “held-to-maturity” in the current section of the Consolidated Balance Sheets are income-yielding debt securities with maturities of less than one year but greater than three months that can be readily converted into cash. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities beyond one year are contained in the balance sheet line item “Held-to-Maturity Investments” within the non-current section. The Company’s portfolios of current held-to-maturity investments consisted of the following as of the dates set forth below:

January 3, 2003

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$62.4	< 1
State & municipality issued debt	18.4	< 1

Total	$80.8

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$69.7	< 1
State & municipality issued debt	11.0	< 1
Corporate issued debt	7.1	< 1

Total	$87.8

As of January 3, 2003, the fair market value of these securities was approximately $80.7 million, thus resulting in an unrecognized loss of $0.1 million. The fair market value of these securities as of January 2, 2004 was $88.6 million; thus the Company had $0.8 million of unrecognized gains at that time.

Non-current Held-to-Maturity Investments—During 2003 the Company began to invest in debt securities with maturities greater than one year. In accordance with SFAS 115, these debt securities are classified as “held-to-maturity” securities, since the Company has the positive intent and ability to hold the debt securities until maturity. Securities in this classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Since the maturities for these debt securities range from 1 to 3 years, such securities are classified in the non-current section of the Consolidated Balance Sheets. The Company’s portfolio of non-current held-to-maturity investments included the following as of the end of fiscal year 2003:

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$144.5	1 - 3

Total	$144.5

The fair market value of these securities as of January 2, 2004 was $144.1 million; thus the Company had $0.4 million of unrecognized losses at that time.

Available for Sale Investments—In accordance with the provisions of SFAS 115, investments identified as available-for-sale securities are carried at fair value as established by readily determinable market prices as of each balance sheet date. The investments of available-for-sale securities are held within the “Other Long-term Investments” line item in the non-current section of the Consolidated Balance Sheets. Temporary gains and losses are classified as components of comprehensive income, while other-than-temporary-losses and permanent gains and losses are classified as components of net income (loss). Other-than-temporary-losses are recognized when either the quoted market price was less than the carrying value for two consecutive quarters or other qualitative indicators of impairment arise.

Available-for-sale securities consist exclusively of shares of ChipPAC, Inc. (“ChipPAC”) common stock as of each balance sheet date. On August 8, 2000, ChipPAC completed its initial public offering and Intersil’s investment in ChipPAC preferred stock was converted to an investment in ChipPAC common stock. There are no restrictions on the Company’s ability to sell this common stock. During fiscal year 2001, the Company realized a loss from an other-than-temporary decline in value of $8.2 million related to its investment in ChipPAC common stock. In arriving at this decision, management considered various factors including the fact that ChipPAC’s stock price was less than its carrying value during two consecutive quarters. The Company also considered the overall macroeconomic condition of the semiconductor industry at the time. Due to changes in the market prices of the ChipPAC common stock, an unrealized loss in the amount of $6.6 million ($3.4 million net of tax benefit) has been charged to other comprehensive loss for fiscal year 2002, while unrealized gains of $4.0 million ($1.7 million after tax) and $6.3 million ($4.1 million after tax) were included in other comprehensive income for fiscal years 2001 and 2003, respectively. During fiscal year 2003, Intersil sold approximately one-third of its holdings in ChipPAC for a realized gain of $1.8 million. Proceeds from the sale were $4.5 million. As a result of this sale, we released $0.6 million of unrealized gains from the other comprehensive income (loss) line item of the Consolidated Balance Sheets. The carrying value of these securities was $5.9 million and $7.7 million as of January 3, 2003 and January 2, 2004, respectively. The cumulative amount of unrealized gains (losses) contained within the other comprehensive income (loss) portion of the equity section was ($1.7) million and $1.8 million at January 3, 2003 and January 2, 2004, respectively. The Company held 998,816 shares, or approximately 1% of total ChipPAC shares outstanding, at January 2, 2004.

Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other Long-term Investments” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

January 3, 2003

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains (losses)
Mutual fund holdings offsetting deferred compensation	$3.1	$(0.5)

Total trading investments	$3.1	$(0.5)

January 2, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains (losses)
Mutual fund holdings offsetting deferred compensation	$4.5	$0.1

Total trading investments	$4.5	$0.1

Cost Method Investments—All investments that are not accounted for as “held-to-maturity”, “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments and cannot exercise significant influence over the investee. These investments are reviewed at least quarterly for impairment indicators such as bankruptcy or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis, investment reviews with product groups and management’s evaluation of the Company) Cost method investments are contained in the “Other Long-term Investments” line item in the non-current section of the Consolidated Balance Sheets. The Company held $13.0 million of such investments at January 3, 2003. The Company held no such investments at January 2, 2004.

Other Financial Instruments and Derivatives—The Company issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. The Company had outstanding letters of credit totaling $3.7 million and $4.0 million at January 3, 2003 and January 2, 2004, respectively.

The Company’s primary objective for holding derivative financial instruments is to manage currency, interest rate, and some equity market risks. The Company’s derivative instruments are recorded at fair value and are included in other current assets. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in cost of product sales. Premiums paid for option contracts that are not exercised are written off at the time of expiration. Gains and losses on foreign exchange contracts are included within cost of product sales within the statements of operations.

Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were $0.9 million, ($1.0) million and nominal for fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts had fair values of $17.8 million and $10.9 million at January 3, 2003 and January 2, 2004, respectively.

All such contracts are used to hedge anticipated foreign cash flow commitments. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $93.9 million and $89.4 million during fiscal years 2002 and 2003, respectively.

Total open foreign exchange contracts and options at January 3, 2003 and January 2, 2004 are described in the tables below:

January 3, 2003

Options to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Euro	6,500	$6,274	1 - 6
Japanese Yen	900,000	7,344	1 - 6

Commitments to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Japanese Yen	506,872	$4,182	1 - 2

January 2, 2004

Options to Sell Foreign Currencies

	Contract Amount		Maturities (in months)
Currency	Foreign Currency	U.S.
	(in thousands)
Japanese Yen	10,939	$1,250	1 - 5

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. The Company establishes a reserve of approximately 1% of gross trade receivables in addition to specific reserves for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses, the provision for which is made through cost of product sales. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to minimize the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Expected losses are provided for currently and actual losses have been within management’s expectations. Intersil has not charged interest on overdue receivables during the time periods presented.

Inventories—Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (“FIFO”) method, or market. All inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Shipping and handling costs are classified as a component of cost of product sales in the consolidated statements of operations.

Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The estimated useful lives of buildings, which include leasehold improvements, range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset. Depreciation expense from continuing operations was $25.7 million, $25.2 million and $31.5 million for fiscal years 2001, 2002 and 2003, respectively. The Company expenses all repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense for continuing operations was $5.6 million, $6.5 million and $6.6 million for fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively. There are no prepaid advertising costs reflected in any time period presented.

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

Effective March 30, 2002 the Company began to recognize revenue to North American distributors on a sell-through basis. As such, the Company now recognizes sales to North American distributors upon shipment to the end customer. Formerly, the Company recognized revenue from North American distributor sales upon shipment to the distributors. The combination of the changes resulting from the merger with Elantec, changes in the distributor mix and changes in market pricing affect the estimability of customer returns. The impact of this change resulted in a reduction in net income and diluted earnings per share of $6.6 million and $0.05, respectively during fiscal year 2002. This change did not have a material impact on the results of operations subsequent to the adoption as the recognition of previously deferred revenue offset the additional deferrals. Deferred margin on North American distributor sales at January 3, 2003 and January 2, 2004 was $12.1 million and $12.1 million, respectively.

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

The savings element of the retirement plan is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). All employees of the Company may elect to participate in the 401(k) retirement plan (“401(k) plan”). Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company provides matching contributions under the provisions of the plan. Employees fully vest in the Company’s matching contributions upon the completion of five years of service.

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil accrues the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $0.5 million, $0.7 million and $1.9 million during fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively. The accrued liability related to the unfunded limited healthcare plan was $3.1 million and $0.8 million at January 3, 2003 and January 2, 2004, respectively. During fiscal year 2003, the Company approved a change to the retirement benefit plan whereby benefits will be phased out by 2008. This resulted in the decrease in the accrued liability during fiscal year 2003.

Retirement plans expense from continuing operations was $7.0 million for fiscal year 2001, $7.3 million for fiscal year 2002 and $6.0 million for fiscal year 2003.

Stock-Based Compensation—The Company accounts for its stock based award plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. No such compensation expense has been recorded to date. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company would have reported net income of $20.7 million for fiscal year 2001, a net loss of $48.1 million for fiscal year 2002 and a net loss of $13.4 million for fiscal year 2003.

The following table reconciles net income (loss) as previously reported to the net income (loss) that would have been reported had compensation cost for the Company’s stock option plan been determined consistent with SFAS 123:

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
	($ in millions, except per share information)
Net income (loss), as reported	$39.9	$(5.0)	$45.8
Add: Stock-based employee compensation included in reported net income	2.8	15.3	23.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(22.0)	(58.4)	(82.9)

Net income (loss), pro forma	$20.7	$(48.1)	$(13.4)

Basic income (loss) per share, pro forma	$0.20	$(0.38)	$(0.10)

Diluted income (loss) per share, pro forma	$0.19	$(0.38)	$(0.10)

Basic income (loss) per share, as reported	$0.38	$(0.04)	$0.33

Diluted income (loss) per share, as reported	$0.37	$(0.04)	$0.32

The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Expected volatility	1.002	0.818	0.712 - 0.780
Dividend yield	—	—	0.50%
Risk-free interest rate	4.14% - 5.40%	4.80%	2.84% - 3.96%
Expected life, in years	7	7	7

Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

Asset Impairment—Intersil accounts for long-lived asset impairments under SFAS 144. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold are stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized. Prior to SFAS 144’s adoption on December 29, 2001, Intersil accounted for impairments under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Intangibles—In June 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which the Company adopted on December 29, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives and evaluated for impairment under SFAS 144 when indicators are present.

As required by SFAS 142, the Company ceased amortizing goodwill and other indefinite lived intangible assets beginning December 29, 2001. Included in the above is assembled workforce, which under SFAS 142, is defined as an indefinite lived asset. Any additional indefinite lived assets recorded as a result of future purchase transactions will not be amortized but will be subject to the annual impairment tests set forth in SFAS 142.

Pursuant to SFAS 142, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives as of December 29, 2001 and found no impairment. Beginning in 2002, the Company performs an annual impairment review during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit. The Company has one segment with two reporting units. The Company’s reporting units are the High Performance Analog and the Elantec product groups as they are each managed by a general manager.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.

The following table presents the impact of SFAS 142 on net income and net income per share had no amortization been recorded for fiscal year 2001 ($ in millions except for per share amounts):

Year Ended December 28, 2001
Net income—as reported	$39.9
SFAS 142 adjustments	33.1
SFAS 142 tax effect	(9.9)

Net income—adjusted	$63.1

Adjusted basic earnings per share	$0.60

Adjusted diluted earnings per share	$0.58

Foreign Currency Translation—The functional currency for Intersil’s international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Aggregate cumulative translation gains\(losses) were $(2.0) million, $(1.4) million and $0.6 million at December 28, 2001, January 3, 2003 and January 2, 2004, respectively.

Income (Loss) Per Share—Income (loss) per share is computed and presented in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share” and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

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

Restructuring—Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved.

NOTE C—INVENTORIES

Inventories are summarized below ($ in thousands):

	January 3, 2003	January 2, 2004
Finished products	$15,744	$25,135
Work in process	63,141	77,074
Raw materials and supplies	3,588	4,711

	82,473	106,920

Less inventory reserves	21,472	23,289

	$61,001	$83,631

At January 3, 2003 and January 2, 2004, Intersil was committed to purchase $23.3 million and $12.0 million, respectively, of inventory from suppliers.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below ($ in thousands):

	January 3, 2003	January 2, 2004
Land	$2,024	$2,024
Buildings	49,098	49,828
Machinery and equipment	171,496	206,821

	222,618	258,673
Less allowances for depreciation	(78,681)	(105,263)

	$143,937	$153,410

NOTE E—INTANGIBLES

Intangibles are summarized below ($ in thousands):

	January 3, 2003	January 2, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,060,444	$1,056,364
Less accumulated amortization	(134)	(134)
Assembled Workforce	6,106	6,106
Less accumulated amortization	(3,215)	(3,215)
Definite Lived Intangible Assets:
Developed Technology	56,330	35,200
Less accumulated amortization	(14,470)	(3,416)
Customer Base	12,326	—
Less accumulated amortization	(5,705)	—

Total Intangibles	$1,111,682	$1,090,905

Definite lived intangible assets are amortized over their useful lives, which are 9 to 11 years for developed technology and 7 years for customer base. Amortization expense on intangible assets from continuing operations was $7.4 million, $6.8 million and $6.3 million for fiscal year 2001, fiscal year 2002, and fiscal year 2003, respectively. Expected amortization expense for each of the next five years is $4.7 million per year.

The following table summarizes changes in Intersil’s goodwill balances as required by SFAS 142 ($ in thousands):

	Year Ended
	January 3, 2003	January 2, 2004
Goodwill balance at beginning of period	$53	$1,060,310
Goodwill resulting from purchase of Elantec	1,060,257	(4,080)
Goodwill impaired during the year	—	—

	$1,060,310	$1,056,230

The table above excludes goodwill balances reclassified as assets held for sale. In August 2003, the Company divested of $172.4 million of goodwill as part of the sale of the Wireless Networking product group (Note S).

NOTE F—INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Numerator:
Net income (loss)	$39,889	$(4,970)	$45,837

Denominator:
Denominator for basic earnings Per share–weighted average common shares	105,740	125,591	137,291
Effect of dilutive securities
Stock options	1,348	—	3,140
Deferred stock units	—	—	59
Warrants	1,856	—	777

Denominator for diluted earnings per share—adjusted weighted average shares	108,944	125,591	141,267

Basic income (loss) per share	$0.38	$(0.04)	$0.33

Diluted income (loss) per share	$0.37	$(0.04)	$0.32

The effect of 3,510 dilutive securities is not included in the computations for fiscal year 2002, because to do so would be antidilutive.

NOTE G—GAIN (LOSS) FROM INVESTMENTS

The tables below details our gain\(loss) from investments for all periods presented ($ in millions):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Other than temporary loss on available-for-sale securities (see Note B)	$(8.2)	$—	$—
Gain from sale of ChipPAC available-for-sale securities (see Note B)	—	—	1.8
Gain from sale of Powersmart, Inc. cost method investment (see below)	—	1.3	0.6
Gain from sale of GlobespanVirata available-for-sale securities (see below)	—	—	7.2
Loss from write down of cost method investment (see below)	—	—	(13.0)

Total gain (loss) from investments	$(8.2)	$1.3	$(3.4)

During fiscal year 2002, the Company recorded a gain of $1.3 million ($0.8 million after tax) from the sale of its investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

During fiscal year 2003, the Company recorded a write down of $13.0 million related to an investment, which is accounted for under the cost method of accounting as the Company holds less than 20% ownership and can not exercise significant influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities.

During fiscal year 2003, the Company recorded a gain of $0.6 million ($0.4 million after tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

During fiscal year 2003, the Company recognized a $7.2 million gain ($4.7 million after tax) from the sale of 15,462,185 shares of GlobespanVirata common stock. The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value during the five day period including the date of the transaction and the two day preceding and succeeding this date. The GlobespanVirata common stock represented a portion of the consideration paid by GlobespanVirata to the Company for its Wireless Networking product group (see Note S). The GlobespanVirata common stock was categorized as available-for-sale. Since it was received and sold within one quarter, no unrealized gains or losses were recorded.

NOTE H—SALE OF DISCRETE POWER PRODUCT GROUP

On March 16, 2001, the Company sold the assets of its Discrete Power product group to Fairchild Semiconductor International, Inc. (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, the Company recognized a gain of $168.4 million ($81.8 million after tax), which was net of the assets purchased and liabilities assumed by Fairchild, transaction fees and other exit costs associated with the sale. The exit costs included employee termination benefits to be incurred within one year from the sale date as well as information technology costs required to transfer software license fees and to create system modifications necessary to support the business transition activity. Intersil also closed three foreign sales offices as a result of the sale. Also, included within the calculation of the gain was the write-off of $14.8 million of intangible assets that were related to the formation of the Company from the assets of Harris Corporation’s Semiconductor Business in August of 1999. The assets represent the developed technology, customer base and assembled workforce for the Discrete Power product group, which were derived from the original valuation completed at the time of the acquisition.

At the date of the sale, Fairchild made offers of employment to a portion of the Intersil employees who supported the Discrete Power products group. Approximately 207 employees who were not offered jobs with Fairchild or who did not accept an employment offer were notified that their employment would be terminated and of the specifics of their severance benefits. Those positions included manufacturing, selling and general and administrative employees; 165 of the employees were located in the United States, 37 in Europe and 5 in Asia. As of January 2, 2004, all of the affected employees have been terminated. During fiscal year 2003, the Company recorded an additional $1.4 million ($0.9 million after tax) gain from the reduction of accrued exit costs due to favorable contract renegotiations with software vendors.

NOTE I—MERGER WITH ELANTEC

On May 14, 2002, following receipt of approval of the shareholders of Intersil and Elantec, Intersil merged with Elantec by using Intersil Class A common stock, stock options and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the merger date.

Pursuant to the merger, each outstanding share of Elantec common stock was converted into 1.24 shares of Intersil Class A common stock and $8.00 cash, without interest. The source of funds for the cash portion of the purchase price was working capital. Under the terms of the merger agreement, Intersil issued 29,587,331 shares of its Class A common stock for 100% of Elantec’s outstanding common stock. The estimated value of Intersil’s Class A common stock was $32.42 per share based on the average closing price of Intersil’s Class A common stock during the five-day period including March 11, 2002 (the first trading day following the announcement of the signing of the merger agreement) and the two trading days preceding and succeeding this date.

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

As a result of the merger, the Company incurred transaction related fees of $21.1 million. The Company also incurred costs of $7.7 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note J). Additionally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as an operating expense. The table below summarizes the components of the purchase price ($ in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	21.1
Exit costs incurred	7.7
Unearned compensation	(34.3)

Total purchase price	$1,365.7

Management performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,056.2 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is not deductible for tax purposes. The final purchase price allocation is as follows ($ in millions):

Tangible current assets	$231.7
Tangible long-term assets	17.4
Tangible liabilities	(9.8)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,056.2
Deferred tax liability	(4.7)
Tax benefit from exercise of vested options	8.7

Total purchase price	$1,365.7

The total amount of goodwill recorded as part of the original purchase accounting was reduced by approximately $8.7 million dollars for the income tax benefit recognized upon the exercise of Intersil options issued to holders of vested Elantec options on the date of the merger. The appraisal of the acquired Elantec business identified $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years.

In valuing the in-process research and development, the Company relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. The Company used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects at the time of the acquisition was approximately $38.4 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of January 2, 2004 are reported below ($ in millions):

Project Group	Number of Projects	Cost to Complete	Average Percent Complete	Value Assigned to Project
Optical Storage	61	$3.6	82%	$13.8
Communications	7	0.7	70%	1.6
DC/DC Converters	26	5.9	46%	5.8
Amplifiers and Comparators	83	4.7	50%	18.6
Other Video	46	7.8	26%	10.2
TFT Buffers	17	1.3	62%	3.8

Total	240	$24.0		$53.8

Although these estimates were developed with the assistance of an independent third party, management is primarily responsible for the valuation. These estimates are subject to change given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. The Company expects to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Since the original purchase price allocation, the Company recorded the following purchase price adjustments ($ in millions):

Increase to goodwill from valuation adjustments on assets and liabilities	$3.1
Decrease to goodwill from forfeiture and tax effects of stock options	(8.7)
Decrease to goodwill to record deferred tax asset related to NOL carryforwards	(14.4)
Increase to goodwill from adjustments to restructuring costs	0.6
Decrease to goodwill from decreases in transaction costs	(0.2)

Total change in purchase price allocation	$(19.6)

The following unaudited pro forma consolidated results of operations are presented as if the Elantec merger occurred on December 30, 2000 and December 29, 2001, respectively, ($ in millions, except per share data):

	(unaudited) Year Ended December 28, 2001	(unaudited) Year Ended January 3, 2003
Product sales	$454.9	$461.3
Net loss	$(39.5)	$(8.6)
Net loss per basic share	$(0.29)	$(0.07)

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles. Included in the pro forma results above are certain infrequent events. These events include the write-off of in-process research and development costs ($53.8 million), which is included in fiscal year 2001 and fiscal year 2002. Unusual costs during fiscal year 2001 include the impairment of long-lived assets ($7.6 million), the impairment of marketable securities ($8.2 million), restructuring costs ($54.2 million) and a gain from the sale of certain operations ($168.4 million). Included in fiscal year 2002 are the impairment of long-lived assets ($6.2 million) and restructuring costs ($7.7 million). The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

NOTE J—RESTRUCTURING COSTS RELATED TO THE EXIT OF ELANTEC’S ACTIVITIES

Included in the purchase price of the Elantec merger (see Note I) are $7.7 million in accrued costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. This restructuring plan includes employee termination costs, costs incurred in the exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Employee termination costs include involuntary severance payments and outplacement training. Costs to exit the fabrication facility include lease payments on vacated facilities and decommissioning costs required to exit the facility. Decommissioning costs include items such as costs for removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with the Company’s equipment. Costs incurred to eliminate certain sales and marketing activities include costs to eliminate Elantec-specific web sites and to terminate duplicated software contracts and leases for certain sales offices. The restructuring plan was formalized in May 2002, and is currently funded from working capital in accordance with the plan. As a result of the merger, 106 Elantec employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. As of January 2, 2004 approximately 92% of the affected employees had been terminated. The remaining employees will be terminated over the next three months. The affected sales offices and fabrication facility have been closed. Of the $7.7 million in restructuring costs within this plan, $0.6 million was recorded in fiscal year 2003 as an adjustment to the severance benefits paid to employees. This adjustment was considered as a purchase price adjustment in determining goodwill.

Savings from this restructuring will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. Specifically, the Company estimates that annual savings of cost of product sales to be approximately $10.1 million, which primarily includes decreased payroll, healthcare costs and depreciation on fixed assets. The Company also estimates that annual savings of selling, general and administrative costs to be approximately $5.1 million, which includes decreased payroll, healthcare costs, sales office lease expenses, advertising expenses and software license expenses. Below is a summary of the restructuring costs and the remaining accrual ($ in millions):

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
Employee termination costs	$—	$3.6	$(0.9)	$2.7
Milpitas plant closure costs	—	2.4	(0.1)	2.3
Sales office closure costs	—	1.1	(0.1)	1.0

Total restructuring costs	$—	$7.1	$(1.1)	$6.0

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$2.7	$0.6	$(2.0)	$1.3
Milpitas plant closure costs	2.3	—	(0.7)	1.6
Sales office closure costs	1.0	—	(0.5)	0.5

Total restructuring costs	$6.0	$0.6	$(3.2)	$3.4

NOTE K—OTHER RESTRUCTURING

This note serves to outline each of the Company’s restructuring plans as authorized by the Board of Directors. Each plan is discussed individually, and the relevant financial implications are summarized in the tables following each discussion. In the tables, amounts identified as “additions” represent accruals recorded via the income statement, while amounts identified as “utilizations” represent cash expenditures reducing such accruals.

March 2001

In March 2001, the Board of Directors approved and the Company announced major restructuring activities to improve ongoing operations and product gross margins. This restructuring plan was predicated on the phased closure of the Company’s Findlay, Ohio manufacturing operation and the exit of the modem board assembly manufacturing process in Scottsdale, Arizona. In connection with the restructuring, the Company recorded expenses of approximately $22.7 million ($13.9 million after tax) within continuing operations during fiscal year 2001. Costs of the restructuring plan include employee termination costs, costs incurred to decontaminate and defacilitate the fabrication facility and contract cancellation costs. Employee termination costs include involuntary severance payments and outplacement training. Decontamination and defacilitation costs include costs for removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with equipment. Other decommission costs include costs to secure equipment remaining on site after closure. Contract cancellation costs include fees charged to Intersil under non-cancelable purchase orders from three vendors. In connection with the announced restructuring, approximately 522 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees. 521 of the employees were located in the United States and 1 was located in Europe. The sale of the Findlay, Ohio manufacturing operation was completed late in September 2002, and, accordingly, all of the affected employees had been terminated as of January 2, 2004. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring will be realized when each of the specific actions are completed. Specifically, the Company estimated that annual savings of cost of product sales would be approximately $25.0 million to $30.0 million annually. These savings are largely in the form of decreased payroll, healthcare costs, and factory overhead, which is comprised of depreciation, utilities and property taxes. Although determination of actual savings is difficult to determine because of changes in product mix, technological specifications and product demand, the Company believes that actual savings have been approximately $21.0 million annually. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
Employee termination costs	$13.6	—	(9.4)	4.2
Facility decommission costs	4.1	—	(3.8)	0.3
Contract cancellation costs	0.2	—	(0.2)	—

Total restructuring costs	$17.9	$—	$(13.4)	$4.5

	Balance January 3, 2003	Utilizations	Balance January 2, 2004
Employee termination costs	$4.2	(4.2)	—
Facility decommission costs	0.3	(0.3)	—

Total restructuring costs	$4.5	$(4.5)	$—

June 2002

After the merger with Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation thereof as they relate to the Company’s activities that were conducted prior to the merger. As a result of the restructuring, the Company recorded a charge of $4.7 million ($2.8 million after tax) in continuing operations during fiscal year 2002. The restructuring plan includes employee termination costs and the elimination of certain sales and marketing activities existing prior to the merger. Employee termination costs include involuntary severance payments and outplacement training. Costs incurred to eliminate certain sales and marketing activities include lease cancellation costs and costs associated with the termination of sales representative agreements. As a result of the merger with Elantec, 24 Intersil employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. Affected positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of January 2, 2004, all of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. Specifically, the Company estimates that annual savings of selling, general and administrative costs to be approximately $3.0 million, which includes decreased payroll, healthcare costs, sales office lease expenses, and decreased payments to sales representatives. The Company believes there has not been significant variances between the expected savings and actual savings. A summary of the restructuring costs and the remaining accrual is depicted in the following ($ in millions):

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
Employee termination costs	$—	$3.4	$(2.4)	$1.0
Sales office closure costs	—	1.3	(0.7)	0.6

Total restructuring costs	$—	$4.7	$(3.1)	$1.6

	Balance January 3, 2003	Utilizations	Balance January 2, 2004
Employee termination costs	$1.0	$(1.0)	$—
Sales office closure costs	0.6	(0.6)	—

Total restructuring costs	$1.6	$(1.6)	$—

January 2003

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of SFAS 146, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.3 million ($0.8 million net of tax) in continuing operations during fiscal year 2003. The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all of such employees were located in the United States. As of January 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring will be realized as each of the specific actions are completed in the form of reduced employee expenses and lower operating costs. Specifically, the Company estimates that annual savings of cost of product sales are approximately $0.2 million. The Company also estimates that annual savings of research and development expenses are $0.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.1 million. These savings are in the form of decreased payroll and healthcare costs. The Company believes there have not been significant variances between the planned savings and actual savings. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$—	$1.3	$(1.3)	$—

Total restructuring costs	$—	$1.3	$(1.3)	$—

August 2003

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan includes the termination of approximately 8% of the remaining workforce and the closure of three sales office locations in the United States and Europe. In accordance with Statements of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, a company accrues costs related to liabilities as they are incurred. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through his or her termination date. Thus during fiscal year 2003, the Company recorded charges of $4.1 million for the portion of severance benefits and lease payments that it was obligated to pay as of January 2, 2004. Employee termination costs include involuntary severance payments and outplacement training provided. In connection with the cost reduction initiative, 129 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 119 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of January 2, 2004, 98% of the affected employees had been terminated. The remaining employees will be terminated within the next 12 months at a cost of $0.1 million.

Savings from the restructuring will be realized as each of the specific actions are completed in the form of reduced employee expenses and lower operating costs. Specifically, the Company estimates that annual savings of cost of product sales are approximately $4.2 million. The Company also estimates that annual savings of research and development expenses are $1.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. Due to the recent date of this plan, it is difficult to ascertain if there have been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of January 2, 2004 will be paid over the next six months. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$—	$4.0	$(2.9)	$1.1
Sales office closure costs	—	0.1	—	0.1

Total restructuring costs	$—	$4.1	$(2.9)	$1.2

NOTE L—IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the closure of the Findlay, Ohio manufacturing operation, the Company recorded an impairment loss of $7.6 million ($3.7 million after tax) on its property, plant and equipment during fiscal year 2001. The impairment loss was determined by comparing the carrying value of the assets to an appraised value on the land, equipment and buildings and the expected future undiscounted net cash flows from the equipment to be disposed in accordance with SFAS 121. The Company recorded an additional impairment loss on these assets in fiscal year 2002 as described below.

During fiscal year 2002, the Company recorded impairment losses of $5.9 million ($3.6 million net of tax). Of this amount, $3.6 million ($2.3 million net of tax) related to the property, plant and equipment within the Findlay, Ohio manufacturing facility. The write-down reduced the carrying value of the assets to their fair value, which was based on the contractual sales price of the assets in accordance with SFAS 144. Prior to this impairment, the carrying value of the Findlay assets was $5.2 million. As these assets were held and used until their disposal, the Company continued depreciation over their remaining useful lives. These assets were sold in September 2002, and the transaction did not result in a gain or loss. The remaining $2.3 million ($1.3 million net of tax) impairment during fiscal year 2002 is related to the adjustment of idle production assets to their fair value based on estimated future cash flows from the sale of these assets in accordance with SFAS 144. As of January 2, 2004 all but one asset within this asset group had been sold or scrapped. The Company did not incur significant gains or losses related to the disposal of these assets. Prior to this impairment this idle equipment had a carrying value of $4.9 million.

The Company recorded an impairment of long-lived assets of $12.6 million ($7.5 million net of tax) during fiscal year 2003. This primarily consisted of a $10.4 million ($6.4 million net of tax) write down of certain definite-lived intangible assets, which were tested for impairment following the sale of the Wireless Networking product group. Specifically, the Company impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Prior to this impairment these assets had a combined carrying value of $33.2 million. Also included in the aforementioned $12.6 million impairment was a $2.0 million impairment ($1.2 million after tax) related to the write-off of a prepaid technology royalty for which the Company determined it would not incorporate into its future products. The write-off reduced the value of the prepaid to zero as the Company does not expect to realize any future benefit from the asset. This treatment is in accordance with SFAS 144.

All impairments described above relate to continuing operations and are contained within the caption “Impairment of long-lived assets” on the face of the Consolidated Statements of Operations.

NOTE M—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $9.1 million for fiscal year 2001, $7.1 million for fiscal year 2002 and $7.8 million for fiscal year 2003. Future minimum rental commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $11.3 million at January 2, 2004. These commitments for the years following 2003 (which exclude the estimated rental expense for annually renewable contracts) are: 2004—$4.4 million, 2005—$3.1 million, 2006—$1.4 million, 2007—$1.0 million, 2008—$0.7 million and $0.7 million thereafter. The Company expects the following sublease inflows in the years following 2003: 2004—$0.2 million and 2005—$0.1 million.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements as of January 2, 2004 ($ in millions):

	2004	2005	2006	2007	2008	Thereafter
Future minimum lease commitments	$4.4	$3.1	$1.4	$1.0	$0.7	$0.7
Open capital equipment purchase commitments	$3.2	—	—	—	—	—
Open raw material purchase commitments	$12.0	—	—	—	—	—
Standby letters of credit	$4.0	—	—	—	—	—

	$23.6	$3.1	$1.4	$1.0	$0.7	$0.7

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers as well other miscellaneous expense items. The Company utilizes standby letters of credit primarily for security for workers compensation, environmental items, and electricity as well as for security for our vendors.

Intersil has a contract in place with ChipPAC in which they provide test and package services subject to certain limits and exceptions. All of the Company’s obligations under this agreement are paid in cash and are the result of arms-length transactions. This commitment (see Note Y for additional detail) expires June 30, 2005.

NOTE N—COMMON STOCK AND DIVIDENDS

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

On August 13, 1999, in connection with the issuance of a 13.5% Subordinated Holding PIK Note, Intersil issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.0015 per share, subject to certain anti-dilution adjustments. These warrants became exercisable after August 13, 2000 and expire on August 15, 2009. As Intersil prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the number of shares subject to such warrants were reduced to 2,222,224 shares. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note. As of January 2, 2004, no shares of Intersil Class A Common Stock remained to be issued pursuant to these warrants.

At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil. Each warrant entitles the holder to purchase 18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of January 2, 2004, 9,275 shares of Class A Common Stock remained to be issued pursuant to these warrants.

During fiscal year 2001, Sterling Holding Company, LLC (“Sterling”), converted 20,924,521 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. During fiscal year 2002, Sterling converted 8,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. Sterling converted 7,786,719 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock during fiscal year 2003. At January 2, 2004 the Company had no outstanding Intersil Class B common stock.

On May 14, 2002 the Company issued 29,587,331 shares of its Class A common stock in exchange for all outstanding shares of Elantec common stock (see Note I).

The tables below summarizes the activity within each class of common stock for all periods presented:

Class A

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Beginning Balance	68,099,740	90,565,018	129,140,657
Shares issued under stock plans	535,816	1,767,552	2,726,718
Purchase of Elantec	—	29,587,331	—
Conversion from B shares	20,924,521	8,495,756	7,786,719
Shares retired	—	(1,275,000)	(1,372,795)
Exercised warrants	1,004,941	—	1,050,118

Ending Balance	90,565,018	129,140,657	139,331,417

Class B

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Beginning Balance	37,206,996	16,282,475	7,786,719
Conversion to A shares	(20,924,521)	(8,495,756)	(7,786,719)

Ending Balance	16,282,475	7,786,719	—

Dividends

In September 2003, the Board of Directors declared the Company’s first common stock dividend, of $0.03 per share, which was paid on November 24, 2003 to stockholders of record as of November 3, 2003.

NOTE O—TREASURY SHARES

In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. In September 2003, the Board of Directors authorized another stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock during the following 12 months. The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. One of Intersil’s purposes for purchasing its shares on the open market is to partially offset shareholder dilution from employee stock option exercises. Additionally, due to market conditions, management believes the repurchase of shares represents an effective use of the Company’s cash balance. Intersil Corporation has no Board-approved future plan for the reissuance of these shares. As of January 3, 2003 and January 2, 2004, respectively, 225,000 and 1,157,100 shares at an approximate cost of $3.6 million and $30.0 million had been repurchased and were held as treasury stock. The following table summarizes the treasury share activity during fiscal year 2002 and 2003 (at cost and in millions, except share amounts):

	Cost of shares	Number of shares
Treasury shares as of December 28, 2001	$11.9	498,000
Treasury shares repurchased	18.6	1,002,500
Treasury shares retired	(26.9)	(1,275,500)

Treasury shares as of January 3, 2003	3.6	225,000
Treasury shares repurchased	51.6	2,304,895
Treasury shares retired	(25.2)	(1,372,795)

Treasury shares as of January 2, 2004	$30.0	1,157,100

NOTE P—DEFERRED STOCK UNITS AND UNEARNED COMPENSATION

The Board of Directors has established minimum common stock ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. As a result, the Company issued 132,600 deferred stock units to 11 executives and 6 Board members during fiscal year 2003. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units do share in all dividends. The weighted average fair value of all deferred stock units issued during fiscal year 2003 was $16.17.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be measured and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $2.4 million in unearned compensation within the equity section of the Consolidated Balance Sheet during fiscal year 2003. The unearned compensation was calculated by multiplying the average share price on the day of issuance by the number of deferred stock units issued. The Company reversed $0.2 million of the unearned compensation balance during fiscal year 2003 when 15,000 deferred stock units were forfeited due to the departure of two executives.

Unearned compensation is recorded within the shareholders’ equity portion of the Consolidated Balance Sheets. As of January 2, 2004, the Company’s unearned compensation had resulted from the issuance of the aforementioned deferred stock units as well the issuance of unvested stock options as part of the merger with Elantec (see Note I). Amortization of unearned compensation from continuing operations was $14.5 million and $12.0 million for fiscal year 2002 and fiscal year 2003, respectively. There was no amortization of unearned compensation from continuing operations during fiscal year 2001. Expected amortization of unearned compensation for each of the next five years is the following: 2004—$5.2 million, 2005—$2.9 million, 2006—$0.9 million, 2007—$0.0 million and 2008—$0.0 million.

NOTE Q—INCOME TAXES

The provision (benefit) for income taxes from continuing operations is summarized below ($ in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Current taxes:
Federal	$85,887	$(9,989)	$16,900
State	8,565	(1,266)	2,903
Foreign	1,428	5,890	1,562

	95,880	(5,365)	21,365
Deferred taxes:
Federal	(28,824)	8,968	(449)
State	(2,626)	339	(17)

	(31,450)	9,307	(466)

Income tax expense	$64,430	$3,942	$20,899

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the Company realized tax benefits of approximately $4.0 million, $0.9 million and $4.8 million during fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively.

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Income tax expense from continuing operations	$64,430	$3,942	$20,899
Income tax expense (benefit) from discontinued operations	(9,577)	14,974	32,603

Total income tax expense	$54,853	$18,916	$53,502

The income tax expense/(benefit) from discontinued operations is attributable to the sale of our Wireless Networking product group in fiscal 2003.

The components of deferred income tax assets (liabilities) are as follows ($ in thousands):

	January 3, 2003		January 2, 2004
	Current	Non-Current	Current	Non-current
Receivables	$515	$—	$182	$—
Inventory	4,001	—	15,105	—
Fixed Assets	—	(211)	—	4,228
Intangibles	—	(7,033)	—	(589)
Accrued expenses	22,812	753	10,805	8,955
NOL Carryforward	—	11,296	—	—
All other—net	2,074	1,787	13,751	(2,059)
Tax Credits	—	10,082	—	—
Available-for—sale securities	—	—	—	(981)

Continuing operations	29,402	16,674	39,843	9,554
Discontinued operations	4,864	(1,027)	—	—

	$34,266	$15,647	$39,843	$9,554

A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Statutory U.S. income tax rate	35.0%	(35.0)%	35.0%
State taxes	3.7	(4.8)	3.6
International income	1.2	(2.4)	(9.5)
Benefit related to export sales for tax purposes	(0.1)	(2.4)	(2.4)
Research credits	(0.8)	(15.0)	(5.2)
In-process research and development	—	85.5	—
Cost method investment impairment	—	—	5.8
Subpart F—Interest & Stock Gains	—	—	2.7
Tax-exempt interest	—	(0.6)	(1.7)
Other items	1.2	(4.9)	(2.0)

Effective income tax rate	40.2%	20.4%	26.3%

United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil’s intention to reinvest these earnings.

Pretax income (loss) of international subsidiaries was $4.4 million, $28.0 million and $25.5 million during fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively.

Income taxes paid were $61.7 million, $12.4 million and $2.1 million during fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively.

The Company recorded a valuation allowance in 2001 of approximately $2.2 million related to certain foreign net operating loss carryforwards. In 2002, this valuation allowance was reduced to zero due to the Company’s actual and expected utilization of the remaining net operating loss carryforwards. As of January 2, 2004, the Company expects to have fully utilized these foreign net operating loss carryforwards.

NOTE R—GEOGRAPHIC INFORMATION AND CONCENTRATION OF RISK

Intersil operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
United States Operations
Net sales	$152,533	130,367	$126,411
Tangible long-lived assets	124,393	141,905	150,616

International Operations
Net sales	246,009	289,192	381,273
Tangible long-lived assets	1,060	2,032	2,794

Export sales included in U.S. operations were $89.2 million, $139.6 million and $146.1 million during fiscal years 2001, 2002 and 2003, respectively.

Intersil markets its products for sale to customers, including distributors, primarily in the United States, China, Taiwan, Japan, Germany, Singapore, Korea, Thailand, Malaysia and the United Kingdom. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Of the Company’s sales from continuing operations for fiscal year 2003, 24% were made to customers within China, 13% to customers within Taiwan and 12% to customers within Japan. Of the Company’s sales from continuing operations for fiscal year 2003, 12% were made to one distributor that supports a wide range of customers in Taiwan and China.

NOTE S—DISCONTINUED OPERATIONS

Upon evaluation and review of the Wireless Networking portfolio, the Company concluded that the Wireless Networking product group was not core to its long-term strategy and thus sold the product group on August 28, 2003 with the appropriate authority of the Board of Directors. The Company has decided to focus on the analog product groups where it provides power management, optical storage, flat panel display and other analog solutions. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”).

Proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company kept the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax). The gain could be affected by a contingent working capital adjustment. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $32.0 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, audit fees, and legal costs associated with patent infringement suits existing at the time of the sale, for which Intersil has retained the liability. As of January 2, 2004, the Company had recorded approximately $21.1 million of accruals to cover unpaid transaction costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income/(loss) from discontinued operations for fiscal year 2001, fiscal year 2002 and fiscal year 2003 consists of the following ($ in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Revenues	$120,984	$230,159	$120,821
Costs of products sales	75,580	114,474	78,264
Research and development	42,022	53,100	39,801
Selling, general and administrative	22,102	22,130	16,516
Amortization of intangible assets	34,364	2,554	1,254
Amortization of unearned compensation	2,801	771	285
Impairment of long-lived assets	—	250	15,928
Restructuring	9,756	580	201

Operating income (loss)	(65,641)	36,300	(31,428)
Gain from sale of product group	—	—	61,411
Loss on investments	—	3,000	10,000

Income (loss) before taxes	(65,641)	33,300	19,983
Income taxes (benefit)	(9,577)	14,974	32,603

Net income (loss) from discontinued operations	$(56,064)	$18,326	$(12,620)

As of January 2, 2004, there were no assets remaining related to this product group. The following table details the assets held for sale related to the Wireless Networking product group as of January 3, 2003 ($ in thousands):

January 3, 2003
Inventories, net	$24,966
Other current assets	843
Deferred income taxes	4,865

Current assets	30,674
Property, plant and equipment, net	17,438
Intangible assets	192,726
Investments	10,767
Other long-term assets	336

Total assets	251,941
Deferred revenue	278
Retirement plan accruals	1,041
Accrued compensation	3,810
Sales reserves	3,366
Other accrued items	6,184
Deferred income taxes	1,027

Total liabilities	15,706

Net assets held for sale	$236,235

NOTE T—EMPLOYEE BENEFIT PLANS

Equity Compensation Plan

On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (“Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of Intersil Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 17.5 million shares by the shareholders at the Annual Meeting of Shareholders held May 15, 2001.

The exercise price of each option granted under the Plan shall be determined by a committee of the Board of Directors. The maximum term of any option shall be 10 years from the date of grant for incentive stock options and 10 years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board of Directors currently vesting ratably over approximately four to five years. Employees receiving options under the Plan may not receive in any one-year period options to purchase more than 666,667 shares of common stock.

A summary of the status of the Company’s stock option plan is presented in the table below:

	Year Ended
	December 28, 2001		January 3, 2003		January 2, 2004
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of period	4,136	$25.72	5,623	$26.50	19,344	$21.56
Granted	2,345	24.83	15,519	19.14	3,572	22.17
Exercised	(316)	10.52	(905)	6.36	(2,501)	8.79
Canceled	(542)	25.26	(893)	23.07	(2,526)	28.86

Outstanding at end of period	5,623	$26.50	19,344	21.56	17,889	22.43

Exercisable at end of period	822	$28.29	7,596	18.56	9,611	22.12

Weighted average fair value of options granted		$20.59		$21.50		$14.83

Information with respect to stock options outstanding and stock options exercisable is presented in the table below:

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
January 3, 2003

$1.10-$1.67	1,137	5.47	$1.31	1,117	$1.31
$1.71-$2.41	1,683	6.40	$2.16	1,196	$2.13
$2.86-$4.30	40	6.06	$3.38	27	$3.33
$4.41-$6.39	278	6.45	$5.27	218	$5.27
$6.89-$10.37	933	7.01	$9.08	720	$9.13
$12.86-$18.38	3,544	9.40	$15.15	472	$15.77
$19.50-$26.12	4,595	8.48	$22.67	1,306	$22.85
$26.29-$35.88	4,645	8.82	$29.42	1,206	$28.85
$37.07-$55.13	2,457	7.61	$42.83	1,321	$42.52
$57.31-$79.01	32	7.64	$62.59	15	$63.22

January 2, 2004

$1.10-$1.67	773	4.49	$1.30	773	$1.30
$1.71-$2.41	759	5.44	$2.17	630	$2.16
$2.86-$4.30	17	5.09	$3.20	17	$3.20
$4.41-$6.39	169	5.64	$5.25	169	$5.25
$6.89-$10.37	819	6.01	$9.12	805	$9.12
$12.86-$18.38	3,562	8.66	$15.10	1,098	$15.32
$18.63-$25.00	4,369	7.86	$22.83	2,121	$22.73
$25.13-$29.90	3,977	8.51	$26.79	1,541	$27.07
$30.21-$54.00	3,429	7.20	$37.71	2,445	$38.66
$54.19-$79.01	14	6.60	$59.17	12	$59.10

Employee Stock Purchase Plan

In February 2000, Intersil adopted the Employee Stock Purchase Plan (“ESPP”) whereby eligible employees can purchase shares of Intersil’s common stock. Intersil has reserved 1,333,334 shares of common stock for issuance under the ESPP. The Company had 131,334 shares available for issuance under the plan as of January 2, 2004. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). As of January 3, 2003 and January 2, 2004, approximately 783,000 and 1,202,000 shares had been issued under the ESPP, respectively.

NOTE U—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has completed its assessment of this interpretation and determined that it is not party to any variable interest entities as of January 2, 2004.

In April 2002, the FASB issued SFAS 145. Under previous guidance, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS 4 and thus the extraordinary treatment related to the extinguishment of debt in most instances. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion 30. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. The Company has adopted the provisions of this standard and has reclassified its loss on the extinguishment of debt for fiscal year 2001 on the face of the Consolidated Statement of Operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The Company adopted the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

NOTE V—LOSS FROM EXTINGUISHMENT OF DEBT

In March 2001, the Company tendered all of its $61.4 million in outstanding debt. Accordingly, the Company recorded a charge of $19.7 million ($12.2 million net of tax) related to premiums paid on repurchase and the write-off of unamortized deferred financing fees during fiscal year 2001.

NOTE W—SHAREHOLDER RIGHTS PLAN

On August 29, 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on September 17, 2003. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group acquire beneficial ownership of 20% or more of the Company’s common stock, each right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $115, that number of shares of the Company’s common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company. Certain of our principal stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Rights Plan.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.0001 per right. Further, if any person or group becomes an Acquiring Person, the Board of Directors has the option to exchange one share of common stock for each right held by any Person other than the Acquiring Person. The rights expire on August 29, 2006.

In connection with the adoption of a Stock Purchase Rights Plan, the Board of Directors adopted a resolution creating a series of 25,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock. As of January 2, 2004, none of the shares were issued or outstanding.

NOTE X—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of January 2, 2004 associated with guarantees covered by this interpretation.

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience. It tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. The Company’s warranty reserve has not changed materially from quarter to quarter.

Information regarding the changes in Intersil’s aggregate product warranty liabilities was the following for fiscal years 2002 and 2003 (in thousands):

Balance, December 28, 2001	$1,187
Accruals for warranties issued during the period	1,186
Settlements made (in cash or in kind) during the period	(1,117)

Balance, January 3, 2003	1,256
Accruals for warranties issued during the period	1,292
Settlements made (in cash or in kind) during the period	(1,301)

Balance, January 2, 2004	$1,247

Indemnifications

The Company sold its facility in Mountaintop, Pennsylvania to Fairchild Semiconductor (“Fairchild”) in 2001. The fluoride pretreatment plant for industrial wastewater, which was installed by Harris Corporation (“Harris”) in 1995, failed to operate to design specifications and occasionally made discharges to the local sanitary authority that exceed pretreatment standards. Harris indemnified the Company in connection with the fluoride wastewater system, and the Company subsequently indemnified Fairchild. This matter was resolved in 2003 whereby we, Harris and Fairchild released each other from any future claims related to the treatment plant.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the Company’s property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

The Company’s former facility in Kuala Lumpur, Malaysia, which the Company sold to ChipPAC in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to Intersil’s acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified Intersil against any environmental liabilities associated with this contamination, and Intersil likewise is indemnifying ChipPAC against those liabilities. This indemnification does not expire, nor does it have a maximum amount.

The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.

In certain instances when we sell product groups, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental indemnities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

NOTE Y—RELATED PARTY TRANSACTIONS

As of January 2, 2004, Intersil held a $0.5 million receivable balance within the non-current section of the balance sheet resulting from a loan made to an employee who is neither the CFO or CEO. The loan was made by Elantec prior to the merger as part of an employment offer. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate. The loan is due on April 18, 2007. A similar loan for the same amount was repaid during fiscal year 2003.

Sterling, an indirect wholly owned subsidiary of Citigroup, Inc., and its affiliates formerly owned a significant number of Intersil’s common shares. However, as of January 2, 2004, Sterling held none. Citigroup Venture Capital Equity Partners, which is an indirect wholly owned subsidiary of Citigroup, Inc., indirectly owns an interest in Fairchild and ChipPAC. Sterling holds a seat on the Company’s Board of Directors. Citigroup Venture Capital Equity Partners owns a seat on Fairchild’s and ChipPAC’s Board of Directors. The terms of the sale of the Discrete Power product group to Fairchild were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. Intersil has a contract in place with ChipPAC, in which they provide a specified percentage of the Company’s test and package activities subject to certain exceptions. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties.

The table below summarizes the key aspects of the Company’s relationship with ChipPAC (in thousands except share amounts):

	2001	2002	2003
Purchases during fiscal year	$41,057	$43,686	$50,414
Payable at fiscal year end	$3,580	$3,703	$4,260
Common shares held as Available-for-sales at fiscal year end	1,548,816	1,548,816	998,816

NOTE Z—LITIGATION MATTERS

The Company is currently party to various claims and legal proceedings, including those discussed below. If the Company believes that a loss is likely to arise from these matters and the amount of the loss can be easily estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. In relation to the above matters, the Company has accrued $19.1 million in estimated legal costs to defend its positions.

On March 17, 2003, the Company announced the settlement of the litigation arising from the alleged infringement with Proxim Corporation (“Proxim”). The terms of the confidential settlement require Intersil to make an upfront cash payment to Proxim and provide a rebate on the future sale of certain wireless products to Proxim. In accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” the Company recorded the amounts related to the settlement as an expense in cost of product sales in fiscal year 2002. The settlement liability is reflected in “litigation accruals” at January 3, 2003. The final installment of the settlement was paid to Proxim on May 6, 2003. Intersil has since sold its Wireless Networking product group to GlobespanVirata, and assigned the rebate agreement and related liability to GlobespanVirata.

On October 17, 2002, Agere Systems, Inc. (“Agere”) filed suit against Intersil in the District Court of Delaware alleging that Intersil infringes on certain patents by making, using, selling, offering to sell, and/or importing products that infringe these patents. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. Intersil has filed counterclaims against Agere, including alleging Agere’s infringement of 2 telecommunication and 8 semiconductor technology patents. The parties are currently in the discovery phase of the litigation. A trial has been scheduled for November 2004.

On July 22, 2003, Agere filed a second patent suit against Intersil in the District Court of Delaware. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. Intersil has counter-sued Agere, for infringement of four semiconductor technology patents. Intersil has also sued Lucent Technologies, Agere’s customer and former parent corporation, for infringement of 12 semiconductor technology patents.

On October 30, 2002, Intersil Corporation, Intersil Americas Inc., and Intersil Corporation’s subsidiary at that time, Choice-Intersil Microsystems, Inc. (“Choice”), filed a Complaint and associated motion for preliminary injunction against Agere in the U.S. District Court for the Eastern District of Pennsylvania for misappropriation of trade secrets developed pursuant to a Joint Development Agreement (“JDA”) between Choice and Lucent. On September 9, 2003 The District Court issued an order denying Intersil’s motion and Intersil has filed an interlocutory appeal of this order with the U.S. Court of Appeals for the Third Circuit (the “Appeal”). Intersil has amended the Complaint to add claims against Agere for copyright infringement. In August 2003, Intersil Corporation sold Choice to GlobespanVirata Inc. (“GlobespanVirata”). Agere counterclaimed against Intersil Corporation, Intersil Americas Inc., Choice, and GlobespanVirata

(“Counterclaim Defendants”), alleging trade secret misappropriation, unjust enrichment, declaratory judgment regarding Agere’s alleged rights under the JDA, breach of contract, tortious interference with contract, and copyright infringement, involving alleged acts and omissions before and after Intersil Corporation’s sale of Choice. Agere seeks a preliminary and permanent injunction as well as unspecified actual damages including costs, expenses, and attorneys’ fees. In February 2004, the Court dismissed Intersil Corporation and Intersil Americas Inc. as co-Plaintiffs, leaving Choice as the Plaintiff. Intersil Corporation and Intersil Americas Inc. remain as Counterclaim Defendants. The parties have requested a jury trial, which is presently expected to take place in the fourth quarter of 2004. Intersil disputes Agere’s counterclaims and intend to vigorously defend the lawsuit.

On July 23, 2003, Symbol Technologies, Inc (Symbol), an Intersil customer, filed suit against the Company and its subsidiary, Choice-Intersil Microsystems, Inc., in the Supreme Court of the State of New York, Suffolk County. Symbol alleges that the Company and its subsidiary are required to indemnify Symbol in an amount in excess of $1.5 million for Symbol’s expenses, including attorneys fees, incurred in defending certain patent infringement claims asserted against Symbol by Proxim Incorporated in two separate civil actions pending in Federal District Court for the District of Delaware. Symbol, contends that the alleged infringement was caused by hardware and firmware components purchased from Intersil and included in Symbol products. Intersil disputes Symbol’s indemnification claims and intend to vigorously defend the lawsuit.

NOTE AA—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	Mar. 29, 2002	June 28, 2002	Oct. 4, 2002	Jan. 3, 2003	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
	(In millions, except per share data)
Net sales	$88.1	$87.5	$118.3	$125.7	$115.6	$125.5	$130.5	$136.1
Gross margin	47.5	44.5	66.0	63.4	66.3	70.5	73.8	77.2
Net income (loss)	$13.8	$(18.3)	$3.6	$(4.1)	$13.7	$(0.1)	$9.1	$23.7

Income (loss) per share (basic):	$0.13	$(0.15)	$0.03	$(0.03)	$0.10	$(0.01)	$0.07	$0.17

Income (loss) per share (diluted):	$0.13	$(0.15)	$0.03	$(0.03)	$0.10	$(0.01)	$0.06	$0.17

a)	On August 28, 2003, the Company sold the assets of its Wireless Networking product group to GlobespanVirata, Inc. The results of operations of the product were excluded after the date of sale. Please refer to Note S for further discussion. This change resulted in certain reclassifications of prior quarterly information as the results of this product group qualified as a discontinued operation.

b)	The quarter ended October 4, 2002 contained 14 weeks. All other periods contain 13 weeks.

c)	On May 14, 2002, the Company merged with Elantec Semiconductor, Inc. (Elantec). Accordingly, Elantec’s results of operations since the merger date are included within the results above. Please refer to Note I for further discussion.

d)	The Company experienced no extraordinary items during the time periods presented above. Therefore net income/(loss) is equal to income/(loss) before to extraordinary items for all periods presented.

e)	During fiscal year 2002 and fiscal year 2003, the Company recorded various impairment charges. These charges reduce expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Notes L for further discussion.

f)	During fiscal year 2002 and fiscal year 2003, the Company recorded various restructuring charges. These charges reduce expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Notes J & K for further discussion.

g)	Effective March 30, 2002 the Company began to recognize revenue to North American distributors on a sell-through basis. As such, the Company now recognizes sales to North American distributors upon shipment by the distributor to the end customer. Formerly, the Company recognized revenue from North American distributor sales upon shipment to the distributors. The impact of this change resulted in a reduction in net income of $6.6 million during the quarter ended June 28, 2002, (the quarter of adoption). This change did not have a material impact on the results of operations subsequent to the adoption as the recognition of previously deferred revenue offset the additional deferrals.

NOTE AB—SUBSEQUENT EVENTS (UNAUDITED)

On January 28, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of common stock. Payment of the dividend was made on February 27, 2004 to shareholders of record as of the close of business on February 17, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of January 2, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and as of January 2, 2004, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item with respect to our Directors will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Executive Officers will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit Committee will appear under the captions “Corporate Governance: Committees of the Board” and “Audit Committee” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer and corporate controller. A copy of the Code of Ethics is available at http://www.intersil.com/cda/investor/, and is filed as part of this Report as Exhibit 14.01. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11. Executive Compensation

The information required under this item will appear under the captions “Compensation Tables,” “Retirement Plans,” “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the captions “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Other Forms of Compensation” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required under this item will appear under the captions “Audit Committee,” “Ratification of Appointment of Independent Auditors (Item 2 on Proxy Card),”“Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deduction From Reserves	Balance at End of Period
Valuation and qualifying accounts deducted from the assets to which they apply
Allowance for Uncollectible Accounts
2003	$1,107	$501	$—	518	$1,090
2002	$534	$1,257	$71	$755	$1,107
2001	$736	$535	$500	$1,237	$534
Inventory Reserve
2003	$21,472	$4,089	$2,128	$4,400	$23,289
2002	$22,723	$4,971	$6,396	$12,618	$21,472
2001	$26,406	$9,310	$—	$12,993	$22,723
Sales Reserves
2003	$12,399	$17,840	$(1,134)	$19,369	$9,737
2002	$4,938	$19,688	$2,774	$15,001	$12,399
2001	$9,318	$19,262	$—	$23,642	$4,938

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The following reports on Form 8-K were filed during the fiscal quarter ending January 2, 2004:

October 22, 2003: Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Certifications of the Quarterly Report on Form 10-Q by the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Holding Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No. 333-91641)).

Exhibit No.	Description
2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

3.01	Amended and Restated Certificate of Incorporation of Intersil.*

3.02	Restated Bylaws of Intersil.*

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

Exhibit No.	Description
10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1). 10.40 Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

Exhibit No.	Description

10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description

10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics*

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ RICHARD M. BEYER
Richard M. Beyer
Chief Executive Officer and Director
March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ RICHARD M. BEYER	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004
Richard M. Beyer

By:	/s/ DANIEL J. HENEGHAN	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004
Daniel J. Heneghan

By:	/s/ GREGORY L. WILLIAMS	Executive Chairman of the Board of Directors	March 8, 2004
Gregory L. Williams

By:	/s/ ROBERT W. CONN	Director	March 8, 2004
Robert W. Conn

By:	/s/ JAMES V. DILLER	Director	March 8, 2004
James V. Diller

By:	/s/ GARY E. GIST	Director	March 8, 2004
Gary E. Gist

By:	/s/ JAN PEETERS	Director	March 8, 2004
Jan Peeters

By:	/s/ ROBERT N. POKELWALDT	Director	March 8, 2004
Robert N. Pokelwaldt

By:	/s/ JAMES A. URRY	Director	March 8, 2004
James A. Urry

INDEX TO EXHIBITS

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No. 333-91641)).

2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

Exhibit No.	Description
2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

3.01	Amended and Restated Certificate of Incorporation of Intersil*

3.02	Restated Bylaws of Intersil*

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

Exhibit No.	Description
10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics*

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.