Form 10-Q
period 2004-04-02
INTERSIL CORP/DE
filed 2004-05-12
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on May 11, 2004:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	140,159,309

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended
	April 2, 2004	April 4, 2003
	(Unaudited) (in thousands, except per share amounts)
Revenue
Product sales	$137,430	$115,592
Costs, expenses and other income
Cost of product sales (a)	59,122	49,852
Research and development	24,615	20,995
Selling, general and administrative	21,542	22,330
Amortization of purchased intangibles	1,166	1,784
Amortization of unearned stock based compensation (b)	1,552	3,352
Impairment of long-lived assets	27,010	—
Restructuring	—	1,272
(Gain) on sale of certain operations disposed during 2001	—	(1,428)

Operating income	2,423	17,435
Gain on investments	3,799	—
Interest income, net	3,089	2,168

Income from continuing operations before income taxes	9,311	19,603
Income tax provision (benefit) from continuing operations	(13,793)	5,226

Income from continuing operations	23,104	14,377

Discontinued operations
Income (loss) from discontinued operations before income taxes	6,938	(1,068)
Income tax provision (benefit) from discontinued operations	2,693	(407)

Income (loss) from discontinued operations	4,245	(661)

Net income	$27,349	$13,716

Basic income per share:

Income from continuing operations	$0.17	$0.11
Income (loss) from discontinued operations	0.03	(0.01)

Net income	$0.20	$0.10

Diluted income per share:
Income from continuing operations	$0.16	$0.10
Income (loss) from discontinued operations	0.03	—

Net income	$0.19	$0.10

Weighted average common shares outstanding (in millions):
Basic	138.0	136.6

Diluted	140.8	140.2

Dividends declared per common share	$0.03	$—

(a) Cost of product sales includes the following:

Unearned compensation	—	$536

(b) Unearned compensation is excluded from the following:

Research and development	$819	$1,243

Selling, general and administrative	$733	$2,109

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended
	April 2, 2004	April 4, 2003
	(Unaudited) (in thousands)
Net income	$27,349	$13,716
Other comprehensive income:

Currency translation adjustments	104	45
Reclassification adjustment for realized gains on securities sold	(1,824)	—
Unrealized gain on available-for-sale securities	—	705

Comprehensive income	$25,629	$14,466

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2004	January 2, 2004
	(Unaudited) (in thousands)
ASSETS
Current assets
Cash and cash equivalents	$664,818	$731,782
Held-to-maturity investments	86,161	87,751
Trade receivables, less allowances ($4,982 as of April 2, 2004 and $6,988 as of January 2, 2004)	76,398	76,713
Inventories	86,144	83,631

Prepaid expenses and other current assets	10,939	10,468
Deferred income taxes	25,305	39,843

Total current assets	949,765	1,030,188
Non-current assets
Property, plant & equipment, less accumulated depreciation ($113,486 as of April 2, 2004 and $105,263 as of January 2, 2004)	120,932	153,410
Goodwill and purchased intangibles, less accumulated amortization	1,088,486	1,090,905
Held-to-maturity investments, less current portion	211,680	144,503
Other long-term investments	4,646	12,227
Deferred income taxes	11,437	9,554
Related party notes	499	499
Other	5,785	7,561

Total non-current assets	1,443,465	1,418,659

Total assets	$2,393,230	$2,448,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$16,547	$16,544
Related party payables	4,911	4,260
Retirement plan accruals	3,437	3,684
Accrued compensation	21,589	22,398
Accrued interest and sundry taxes	3,544	4,142
Deferred distributor income	11,596	12,105
Restructuring and exit costs	4,039	5,770
Litigation accruals	17,555	19,149
Other accrued items	16,293	20,881
Customer deposits	3,432	3,841
Income taxes payable	37,159	83,956

Total current liabilities	140,102	196,730
Shareholders’ equity
Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating preferred stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 140,003,604 shares outstanding at April 2, 2004 and 139,331,417 shares outstanding at January 2, 2004	1,400	1,393
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	2,257,484	2,246,402
Retained earnings	64,107	40,898
Unearned compensation	(10,564)	(8,956)
Accumulated other comprehensive income	693	2,378
Treasury shares, at cost	(59,992)	(29,998)

Total shareholders’ equity	2,253,128	2,252,117

Total liabilities and shareholders’ equity	$2,393,230	$2,448,847

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 2, 2004	April 4, 2003
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$23,104	$14,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,187	12,644
Provisions for inventory obsolescence	75	408
Severance related expenses	—	1,272
Gain on sale of certain operations	—	(1,428)
Gain on sale of ChipPAC common stock	(3,799)	—
Impairment of long-lived assets	27,010	—
Deferred income tax expense	12,022	4,745
Net income (loss) from discontinued operations	4,245	(661)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(7,900)	—
Other adjustments	—	(12,066)

Changes in assets and liabilities:
Trade receivables	315	3,551
Inventories	(2,588)	(2,581)
Prepaid expenses and other current assets	(903)	(2,263)
Trade payables and accrued liabilities	(8,006)	2,913
Income taxes	(28,391)	15,935
Other	1,616	(2,414)

Net cash provided by operating activities	27,987	34,432
Investing activities:
Net change in short-term investments	1,590	29,628
Purchases of held-to-maturity securities	(67,177)	(100,015)
Net proceeds from sale of Wireless Networking product group	(8,656)	—
Proceeds from sale of certain investments	8,673	—
Cash paid for acquired business, net of cash acquired	(768)	(1,307)
Purchase of property, plant and equipment for discontinued operations	—	(1,762)
Purchase of property, plant and equipment	(2,570)	(15,821)

Net cash (used in) investing activities	(68,908)	(89,277)

Financing activities:
Proceeds from exercise of stock plans	7,890	3,364
Dividends paid	(4,139)	—
Repurchase of treasury stock	(29,994)	(9,635)

Net cash (used in) financing activities	(26,243)	(6,271)
Effect of exchange rates on cash and cash equivalents	200	193

Net (decrease) in cash and cash equivalents	(66,964)	(60,923)
Cash and cash equivalents at the beginning of the period	731,782	542,766

Cash and cash equivalents at the end of the period	$664,818	$481,843

Supplemental disclosures—Non-cash activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$2,906	$819

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The Condensed Consolidated Balance Sheet of Intersil Corporation (“Intersil” or the “Company”) as of April 2, 2004, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the quarter ended April 2, 2004 and April 4, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at April 2, 2004, and for all periods presented, have been made. The condensed consolidated balance sheet at January 2, 2004, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004.

The results of operations for the quarter ended April 2, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications. This includes the reclassification of $5.9 million previously classified as “Sales reserves” into the trade receivables allowances. This change was made to provide more useful information concerning the estimated net realizable value of the Company’s trade receivables and enhance shareholder understanding of the financial statements. In accordance with Accounting Principal Board Opinion No. 12 (“APB 12) “Omnibus Opinion”, asset valuation allowances should be deducted from the assets to which they apply. As the former “sales reserves” were settled by way of the issuance of credit memos, which reduce the Company’s trade receivables, this reclassification was made. When compared to the Report on Form 10-Q filed with the SEC for the quarter ending April 4, 2003, the Company also made reclassifications from its continuing operations to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effects of this change on income from continuing operations and earnings per share are disclosed on the face of the Statements of Income.

Note B—Inventories

Inventories are summarized below (in thousands):

	April 2, 2004	January 2, 2004
Finished products	$24,383	$25,135
Work in progress	77,550	77,074
Raw materials and supplies	3,927	4,711

	105,860	106,920
Less inventory reserves	19,716	23,289

	$86,144	$83,631

At April 2, 2004 and January 2, 2004, Intersil was committed to purchase $17.2 million and $12.0 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended
	April 2, 2004	April 4, 2003
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$27,349	$13,716

Denominator:
Denominator for basic earnings per share-weighted average common shares	138,015	136,607
Effect of dilutive securities:
Stock options	2,706	2,518
Warrants	5	1,059
Deferred stock units	118	4

Denominator for diluted earnings per share-adjusted weighted average common shares	140,844	140,188

Basic earnings per share	$0.20	$0.10

Diluted earnings per share	$0.19	$0.10

Note D—Investments

Current Held-to-Maturity Investments—Investments identified as “held-to-maturity” in the current section of the Condensed Consolidated Balance Sheets are income-yielding debt securities with maturities of less than one year but greater than one quarter that can be readily converted into cash. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities beyond one year are contained in the balance sheet line item “Held-to-Maturity Investments” within the non-current section. The Company’s portfolios of current held-to-maturity investments consisted of the following as of the dates set forth below:

April 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
U.S. Treasury and government debt	$49.6	< 1
State & municipality issued debt	23.2	< 1
Corporate issued debt	13.4	< 1

Total	$86.2

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
U.S. Treasury and government debt	$69.7	< 1
State & municipality issued debt	11.0	< 1
Corporate issued debt	7.1	< 1

Total	$87.8

The fair market value of these securities as of April 2, 2004 and January 2, 2004 was $85.9 million and $88.6 million, respectively.

Non-current Held-to-Maturity Investments—Debt securities with maturities greater than one year are classified as “held-to-maturity” investments, since the Company has the positive intent and ability to hold the debt securities until maturity. Securities in this classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Since the maturities for these debt securities range from 1 to 3 years, such securities are classified in the non-current section of the Condensed Consolidated Balance Sheets. The Company’s portfolios of non-current held-to-maturity investments consisted of the following as of the dates set forth below:

April 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
U.S. Treasury and government debt	$211.7	1 -3

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
U.S. Treasury and government debt	$144.5	1 -3

The fair market value of these securities as of April 2, 2004 and January 2, 2004 were $211.8 million and $144.1 million, respectively.

Available for Sale Investments—In accordance with the provisions of SFAS 115, investments identified as available-for-sale are carried at fair value as established by readily determinable market prices as of each balance sheet date. The available-for-sale investments are held within the “Other long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. Temporary gains and losses are classified as components of comprehensive income, while other-than-temporary-losses and permanent gains and losses are classified as components of net income (loss).

Available-for-sale investments consisted exclusively of shares of ChipPAC, Inc. (“ChipPAC”) common stock as of January 2, 2004. During the quarter ended April 2, 2004, Intersil sold all of its holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As a result of this sale, the Company reversed $2.8 million ($1.8 million net of tax) of previously unrealized gains from the accumulated other comprehensive income (loss) line item within shareholders equity on the Condensed Consolidated Balance Sheets. Due to changes in the market prices of the ChipPAC common stock, an unrealized gain in the amount of $1.1 million ($0.7 million net of tax) was charged to other comprehensive income during the quarter ended April 4, 2003.

Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” a portion of its marketable equity securities, which are contained in the “Other long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

April 2, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains
Mutual fund holdings offsetting deferred compensation	$4.6	$0.2

January 2, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains
Mutual fund holdings offsetting deferred compensation	$4.5	$0.1

Note E—Intangibles

Intangibles are summarized below ($ in thousands):

	April 2, 2004	January 2, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,061,217	$1,062,470
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:

Developed Technology	35,200	35,200
Less accumulated amortization	(4,582)	(3,416)

Total Intangibles	$1,088,486	$1,090,905

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which are 9 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Condensed Consolidated Income Statements. The following table summarizes changes in Intersil’s goodwill balance since January 2, 2004 ($ in thousands):

Quarter Ended April 2, 2004
Goodwill balance as of January 2, 2004	$1,059,121
Goodwill resulting from purchase of Elantec	(1,253)

Total goodwill as of April 2, 2004	$1,057,868

The decrease to the Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the merger with Elantec.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock as summarized in the table below (in millions and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$30.0	1,157,100
Treasury shares repurchased	30.0	1,200,590

Treasury shares as of April 2, 2004	$60.0	2,357,690

Warrants

During the three months ended April 2, 2004, 9,259 shares of Class A common stock were issued pursuant to the exercise of outstanding warrants issued in conjunction with the Company’s former 13.25% Senior Subordinated Notes. There are no outstanding warrants remaining as of April 2, 2004.

Dividends

In January 2004, the Board of Directors and the Company declared a common stock dividend, of $0.03 per share, which was paid on February 27, 2004 to stockholders of record as of February 17, 2004. The total amount paid was $4.1 million.

Class A Common Stock

The tables below summarizes the share activity for the Company’s Class A common stock since January 2, 2004:

For the quarter ended April 2, 2004
Balance as of January 2, 2004	139,331,417
Shares issued under stock plans	662,928
Exercised warrants	9,259

Balance as of April 2, 2004	140,003,604

Deferred Stock Units

On April 1, 2004, the Company issued 143,600 deferred stock units to 9 executives and 6 Board members during the quarter ended April 2, 2004. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of stock options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units share in all dividends. The weighted average fair value of the deferred stock units issued during the quarter ended April 2, 2004 was $22.77.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be measured and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $3.3 million in unearned compensation within the equity section of the Condensed Consolidated Balance Sheet during the quarter ended April 2, 2004 relating to these deferred stock units. The unearned compensation was calculated by multiplying the closing share price on the day of issuance by the number of deferred stock units issued. Unearned compensation is recorded within the shareholders’ equity portion of the Condensed Consolidated Balance Sheets.

Note G—Sale Of Discrete Power Product Group

During the quarter ended April 4, 2003, the Company recorded an additional $1.4 million ($0.9 million after tax) gain related to the sale of its Discrete Power product group. The gain resulted from the reduction of accrued exit costs due to favorable contract negotiations with software vendors.

Note H—Restructuring Costs Related To The Exit Of Elantec’s Activities

Concurrent with the merger with Elantec in June 2002, Intersil accrued $7.7 million in costs arising out of the Company’s plan to exit certain activities deployed by Elantec. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. This restructuring plan includes employee termination costs, costs incurred in the exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Employee termination costs include involuntary severance payments and outplacement training. Costs to exit the fabrication facility include lease payments on vacated facilities and decommissioning costs required to exit the facility. Decommissioning costs include removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with the Company’s equipment. Costs incurred to eliminate certain sales and marketing activities include the elimination of Elantec-specific web sites and termination of duplicated software contracts and leases for certain sales offices. The restructuring plan was formalized in May 2002 and is currently funded from working capital in accordance with the plan. Of the $7.7 million in restructuring costs within this plan, $0.6 million was recorded during the quarter ended April 4, 2003 as an adjustment to the severance benefits paid to employees. This adjustment was considered as a purchase price adjustment in determining goodwill. As a result of the merger, 103 Elantec employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. As of April 2, 2004, approximately 98% of the affected employees had been terminated. The remaining employees will be terminated over the next quarter. The affected sales offices and fabrication facility have been closed.

Savings from this restructuring will be realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. Specifically, the Company estimates that annual savings of cost of product sales to be approximately $10.1 million, which primarily includes decreased payroll, healthcare costs and depreciation on fixed assets. The Company also estimates that annual savings of selling, general and administrative costs to be approximately $5.1 million, which includes decreased payroll, healthcare costs, sales office lease expenses, advertising expenses and software license expenses. The Company believes there have not been significant variances between the expected savings and actual savings. Below is a summary of the restructuring costs and the remaining accrual ($ in millions):

	Balance January 2, 2004	Utilizations	Balance April 2, 2004
Employee termination costs	$1.3	$(0.3)	$1.0
Milpitas plant closure costs	1.6	(0.5)	1.1
Sales office closure costs	0.5	—	0.5

Total restructuring costs	$3.4	$(0.8)	$2.6

Note I—Other Restructuring

January 2003

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.3 million ($0.8 million net of tax) in continuing operations during the quarter ended April 4, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of January 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring began to be realized in the form of reduced employee expenses and lower operating costs as each of the specific actions were completed. Specifically, the Company estimates that annual savings of cost of product sales are approximately $0.2 million. The Company also estimates that annual savings of research and development expenses are $0.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.1 million. These savings are in the form of decreased payroll and healthcare costs. The Company believes there have not been significant variances between the planned savings and actual savings.

August 2003

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through his or her termination date. Thus during fiscal year 2003 and in accordance with SFAS 146, the Company recorded charges of $4.1 million for the portion of severance benefits and lease payments that it was obligated to pay. No additional amounts were accrued during the quarter ended April 2, 2004. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of April 2, 2004, 100% of the affected employees had been terminated.

Savings from the restructuring were realized as each of the specific actions were completed. Specifically, the Company estimates that annual savings of cost of product sales are approximately $4.2 million. The Company also estimates that annual savings of research and development expenses are $1.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. The Company believes there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of April 2, 2004 will be paid over the next three months. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 2, 2004	Utilizations	Balance April 2, 2004
Employee termination costs	$1.1	$(0.9)	$0.2
Sales office closure costs	0.1	—	0.1

Total restructuring costs	$1.2	$(0.9)	$0.3

Note J—Impairment Of Long-Lived Assets

On March 18, 2004, Intersil announced that it will move all internal volume of its 0.6 micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. Intersil will focus its Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, the Company recorded an impairment of $26.6 million ( $16.5 million net of tax) on certain production equipment that is currently used to produce the 0.6 um wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. As the assets will be held and used until such time that the transfer is complete, depreciation will continue on the assets. The Company expects to sell or scrap the assets at the conclusion of the process transfer, which the Company estimates to be approximately 9 to 18 months. The Company also impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as the Company had no future uses for the asset.

The impairment described above relates to continuing operations and is contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Note K—Stock Options

The Company accounts for its 1999 Equity Compensation Plan (“Plan”) in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recorded on the date of the stock option grant only if the current market price of the underlying stock exceeds the exercise price. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, the Company would have reported the following:

	Quarter Ended April 2, 2004	Quarter Ended April 4, 2003
	(in millions, except per share information)
Net income, as reported	$27.3	$13.7
Add: Stock-based employee compensation included in reported net income, net of tax	1.0	2.5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	$(14.7)	$(14.2)

Net income, pro forma	$13.6	$2.0

Basic income per share, pro forma	$0.10	$0.01

Diluted income per share, pro forma	$0.10	$0.01

Basic income per share, as reported	$0.20	$0.10

Diluted income per share, as reported	$0.19	$0.10

Application of FAS 123 would result in a decrease in diluted income per share of $0.09 and $0.09 for the quarter ended April 2, 2004 and the quarter ended April 4, 2003, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Options Granted During the Quarter Ended April 2, 2004	Options Granted During the Quarter Ended April 4, 2003
Expected volatility	.695	.780
Dividend yield	0.5%	—
Risk-free interest rate	3.23% - 3.81%	3.34% - 3.45%
Expected life, in years	7	7

Note L—Discontinued Operations

The Company sold its Wireless Networking product group on August 28, 2003 to Globespanvirata, Inc. with the appropriate authority of the Board of Directors. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company retained the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) during fiscal year 2003. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $19.8 million of patent defense legal fees, $12.2 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, and audit fees. The Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations (see Legal Proceedings). The Company was provided an estimate from the Company’s law firm. Their estimate represented the expected future billings from the law firm to Intersil in order to defend these cases. As of April 2, 2004, the Company had recorded approximately $18.5 million of accruals to cover unpaid transaction costs and patent defense costs. The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) during the quarter ended April 2, 2004 primarily due to the finalization of the contingent working capital adjustment.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income/(loss) from discontinued operations for the quarter ended April 2, 2004 and April 4, 2003, respectively, consists of the following ($ in thousands):

	Quarter Ended April 2, 2004	Quarter Ended April 4, 2003
Revenues	$—	$48,772
Costs of products sales	—	27,999
Research and development	—	14,915
Selling, general and administrative	—	5,858
Amortization of intangible assets	—	627
Amortization of unearned compensation	—	85
Restructuring	—	356

Operating loss	—	(1,068)
Gain from sale of product group	6,938	—

Income (loss) before taxes	6,938	(1,068)
Income tax provision (benefit)	2,693	(407)

Net income (loss) from discontinued operations	$4,245	$(661)

Note M—Income Taxes

On March 18, 2004, the Internal Revenue Service concluded its audit examination of Intersil related to the 1999 and 2000 tax years. As a result of these audits, the Company recorded a reduction of its tax provision of $15.7 million during the quarter ended April 2, 2004.

Note N—Warranties and Indemnifications

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience, tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. For the quarter ending April 2, 2004, changes in Intersil’s aggregate product warranty liabilities were as follows (in thousands):

Balance as of January 2, 2004	$1,247
Accruals for warranties issued during the period	950
Settlements made (in cash or in kind) during the period	(676)

Balance as of April 2, 2004	$1,521

Indemnifications

The Harris Corporation (“Harris”) facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the Company’s property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with any contamination. This indemnification does not expire, nor does it have a maximum amount.

The Company’s former facility in Kuala Lumpur, Malaysia, which the Company sold to ChipPAC in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to Intersil’s acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified Intersil against any environmental liabilities associated with this contamination, and Intersil is indemnifying ChipPAC against those liabilities. This indemnification does not expire, nor does it have a maximum amount.

The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated. The accrual and the related expense for known issues were not significant during the periods presented.

In certain instances, when we sell product groups, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental indemnities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

Note O—Related Party Transactions

As of April 2, 2004, Intersil held a $0.5 million loan receivable within the non-current section of the balance sheet resulting from a loan made to an employee who is neither the CFO nor CEO. Elantec made the loan prior to the merger as part of an employment offer. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate and is due on April 18, 2007.

Citicorp Venture Capital, Ltd. presently owns an equity interest in both Intersil and ChipPAC. A partner from Citigroup Venture Capital Equity Partners, an affiliate of Citicorp Venture Capital, Ltd., sits on Intersil’s Board of Directors, while one partner from Citigroup Venture Capital Equity Partners sits on ChipPAC’s Board of Directors. Both the Company’s and ChipPAC’s Board of Directors share a common member, who is unaffiliated with Citicorp Venture Capital, Ltd. As described in Note D, the Company previously owned common stock of ChipPAC until its sale in the quarter ended April 2, 2004. Intersil has a supply contract with ChipPAC, under which ChipPAC provides a certain percentage of the Company’s test and package services. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. The table below summarizes the key aspects of the Company’s relationship with ChipPAC (in thousands):

Quarter Ended April 4, 2004
Purchases from ChipPAC	$8,686

Payable to ChipPAC	$4,911

Note P—Recent Accounting Pronouncements

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the Company’s financial position, results of operations or cash flows.

Note Q—Legal Matters

The Company is currently party to various claims and legal proceedings. If the Company believes that a loss is likely to arise from these matters and the amount of the loss can be easily estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. In relation to the above matters, as of April 2, 2004, the Company has accrued $17.6 million in estimated legal costs to defend its positions in these current proceedings.

Note R—Segment Information

The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

Note S—Potential Acquisition

On March 14, 2004, Intersil Corporation announced the signing of a definitive agreement to acquire Xicor, Inc. (“Xicor”). Under the terms of the agreement, each Xicor shareholder will receive the value of $8.00 per share plus 0.335 shares of Intersil Class A common stock. Each Xicor shareholder may elect to receive all cash, stock, or a combination of cash and stock, subject to proration based on the total cash and shares available in the merger. Intersil expects to issue approximately 9.8 million shares of its Class A common stock and pay approximately $233.5 million for all issued and outstanding shares of Xicor, based on the shares outstanding as of the date of the Merger Agreement. Intersil will also assume Xicor’s outstanding employee stock options and outstanding warrants. This reflects an aggregate purchase price of approximately $500 million. The merger is subject to shareholder approval by Xicor and other customary conditions of closing. This merger is expected to close in the second quarter of 2004.

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

This Quarterly Report contains statements relating to our expected future results and business trends that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacturer and market high performance integrated circuits. We believe our product portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, computing, communications and industrial.

Basis of Presentation

On July 15, 2003, we announced that we had entered into a definitive agreement to sell our Wireless Networking product group to GlobespanVirata, Inc. (“GlobespanVirata”). The Wireless Networking product group provides complete silicon, software and reference design solutions that meet the IEEE’s 802.11 standards. The sale was consummated on August 28, 2003. We received $250.0 million in cash and approximately $114.4 million in GlobespanVirata stock. We also retained the accounts receivable and accounts payable of the product group in place at the time of sale.

The following results and discussion of the results of operations reflect reclassifications for discontinued operations of the Wireless Networking product group in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS 144 on December 29, 2001.

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Quarter Ended
	April 2, 2004	April 4, 2003	April 2, 2004	April 4, 2003
	($ in thousands)
Revenue	$137,430	$115,592	100.0%	100.0%
Costs, expenses and other income
Cost of product sales	59,122	49,852	43.0%	43.1%
Research and development	24,615	20,995	17.9%	18.2%
Selling, general and administrative	21,542	22,330	15.7%	19.3%
Amortization of intangibles	1,166	1,784	0.8%	1.5%
Amortization of unearned compensation	1,552	3,352	1.1%	2.9%
Impairment of long-lived assets	27,010	—	19.7%	0.0%
Restructuring	—	1,272	0.0%	1.1%
(Gain) on sale of certain operations disposed during 2001	—	(1,428)	—%	-1.2%

Operating income	2,423	17,435	1.8%	15.1%
Gain on investments	3,799	—	2.8%	—%
Interest income, net	3,089	2,168	2.2%	1.9%

Income from continuing operations before income taxes	9,311	19,603	6.8%	17.0%
Income tax provision (benefit)	(13,793)	5,226	-10.0%	4.5%

Income from continuing operations	23,104	14,377	16.8%	12.4%
Discontinued operations
Income (loss) from discontinued operations, including gain from disposal, before income taxes	6,938	(1,068)	5.0%	-0.9%
Income tax provision (benefit) from discontinued operations	2,693	(407)	2.0%	-0.4%

Net income (loss) from discontinued operations	4,245	(661)	3.1%	-0.6%

Net income	$27,349	$13,716	19.9%	11.9%

Note:	Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the quarter ended April 2, 2004 increased $21.8 million or 18.9% to $137.4 million from $115.6 million during the quarter ended April 4, 2003. The increase in net sales was primarily due to a $14.2 million increase in revenue for our power management, optical storage and video display products serving the high-end consumer market. We also saw increase in demand for our products serving the communication end market, which contributed $8.1 million to our overall growth. In aggregate, a 33% increase in unit demand increased net sales by $40.1 million. This was offset by a 10% decline in average selling prices (ASP’s), which decreased net sales by $18.2 million. These shifts are not expected to change the demand or return characteristics for our products.

Since many of our customers serving the high-end consumer and communication markets are located in the Asia/Pacific region, we have been experiencing an increase in sales to that region. Geographically, 60.8%, 25.0% and 14.2% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended April 2, 2004 as compared to 55.5%, 28.9% and 15.6% during the quarter ended April 4, 2003.

We sell our products to customers in a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, Korea, Thailand, United Kingdom and Belgium as well as others with less volume. Sales to customers in the United States comprised approximately 24% of the revenue, followed by China with 21% and Taiwan with 15% during the quarter ended April 2, 2004. Significant customers in the United States include two of our major distributors, who accounted for 18% and 17% of our revenues in the region, respectively. Also, during the quarter ended April 2, 2004, we made significant sales to one distributor that supports customers in Taiwan and China. This distributor comprised approximately 56% of our sales to Taiwan and 10% of our sales to China.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended April 2, 2004, gross profit from continuing operations increased 19.2% or $12.6 million to $78.3 million from $65.7 million during the quarter ended April 4, 2003. As a percentage of sales, gross margin from continuing operations was 57.0% during the quarter ended April 2, 2004 compared to 56.8% during the quarter ended April 4, 2003. The increase in gross profit was primarily due to an increase in revenue, which increased gross profit by $12.5 million. During the quarter ended April 2, 2004, we announced our intention to move our internal sub-micron manufacturing to IBM’s Burlington facility and focus our remaining internal manufacturing on our analog products fabricated on greater than 1micron proprietary processes. We expect this action to have a positive impact on our gross profit in the future.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased $3.6 million or 17.1% to $24.6 million during the quarter ended April 2, 2004 from $21.0 million during the quarter ended April 4, 2003. As a percent of sales, R&D decreased slightly from 18.2% to 17.9%. The increase in spending is primarily driven by increased payroll due to increased headcount and annual merit increases.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A costs from continuing operations decreased slightly by $0.8 million or 3.5% to $21.5 million during the quarter ended April 2, 2004 from $22.3 million during the quarter ended April 4, 2003. As a percentage of sales, SG&A costs decreased to 15.7% from 19.3%. The decrease in spending is primarily due to workforce reductions taken during 2003. Specifically, actions taken for a workforce reduction (first quarter 2003) and the Wireless Networking product group divestiture (third quarter 2003) reduced SG&A costs by approximately $1.1 million in the quarter ended April 2, 2004.

Amortization

Amortization of intangible assets from continuing operations decreased by $0.6 million to $1.2 million during the quarter ended April 2, 2004 from $1.8 million during the quarter ended April 4, 2003. The decrease in amortization expense was due to the impairment of purchased intangibles during the third quarter of 2003. Definite lived assets are being amortized over their useful lives ranging from 9 to 11 years.

Currently, Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2003, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience an impairment on this balance.

Unearned Compensation

Amortization of unearned compensation from continuing operations decreased to $1.6 million during the quarter ended April 2, 2004 from $3.9 million during the quarter ended April 4, 2003. This decrease is due to the timing of the vesting schedule of stock options resulting from the Elantec merger.

Impairment of Long-Lived Assets

On March 18, 2004, we announced that we will move all internal volume of our 0.6 micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. Intersil will focus its entire Palm Bay, Florida manufacturing capacity on standard analog products fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing locations, we recorded an impairment of $26.6 million ($16.5 million net of tax) on certain production equipment that is currently used to produce the 0.6 micron (um) wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined using current market prices for such equipment. As the assets will be held and used until such time that the transfer is complete, depreciation will continue on the assets. We expect to sell or scrap the assets at the conclusion of the process transfer, which we estimate to be approximately 9 to 18 months. We also recognized an impairment loss on a non-current prepaid asset of $0.4 million relating to a deposit we made on inventory to be delivered at a later date. However, the product for which the deposit was made is no longer going to be developed by us due to changes in our product roadmap. Accordingly, we impaired this prepayment for 100% of its carrying value.

Gain on Investments

During the quarter ended April 2, 2004, we sold all of our holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As a result of this sale, we recognized $2.8 million ($1.8 million net of tax) of unrealized gains previously recorded in the other comprehensive income line item of shareholders’ equity in the Condensed Consolidated Balance Sheets.

Gain on Sale of Discrete Power Group

On March 16, 2001, we sold the assets of our Discrete Power product group to Fairchild Semiconductor International, Inc. (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax) during fiscal year 2001. During the quarter ended April 4, 2003, we recorded an additional $1.4 million ($0.9 million after tax) gain reflecting the reduction of accrued exit costs due to favorable contract renegotiations with software vendors. This product group did not meet the criteria for classification as a discontinued operation.

Interest Income/Expense

Net interest income increased to $3.1 million during the quarter ended April 2, 2004 from $2.2 million during the quarter ended April 4, 2003. The increase is due to an increase in our overall cash and investment balances, specifically in held-to-maturity investments.

Tax Expense

Our effective tax rate on income from continuing operations for the quarter ended April 2, 2004 of negative 148.1% differs from our tax rate for the quarter ended April 4, 2003 of 26.7% due primarily to the tax gain recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, higher sales in lower tax jurisdictions and an increase in our interest from tax-exempt versus taxable investments also contributed to the difference.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than amounts reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

Backlog

Our sales are made pursuant to cancellable orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at April 2, 2004 of $96.7 million compared to $83.6 million at January 2, 2004. Although not always the case, backlog can be an indicator of revenue performance for the next two quarters.

Business Outlook

Our external conditions continue to improve. However, due to seasonality, the high-end consumer and computing markets generally do not experience a strengthening in demand until the third or fourth quarter. On April 21, 2004, we announced our outlook for the second quarter of 2004. At that time, we expected revenue for the second quarter to grow between 4-6% over the first quarter, driven by the increasing acceptance of our new products across a broad and expanding set of markets. We also expected cost of product sales, research and development and selling, general and administrative costs to generally trend in the same direction as revenue. We also expected intangible amortization expense to be $1.2 million and amortization of unearned compensation to equal $1.3 million.

Restructurings

January 2003

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, we expensed $1.3 million ($0.8 million net of tax) in continuing operations during the quarter ended April 4, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of January 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring began to be realized in the form of reduced employee expenses and lower operating costs as each of the specific actions were completed. Specifically, we estimate that annual savings of cost of product sales are approximately $0.2 million. We also estimate that annual savings of research and development expenses are $0.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.1 million. These savings are in the form of decreased payroll and healthcare costs. We believe there have not been significant variances between the planned savings and actual savings.

August 2003

In August 2003, we announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with us through his or her termination date. Thus during fiscal year 2003 and in accordance with SFAS 146, we recorded charges of $4.1 million for the portion of severance benefits and lease payments that we were obligated to pay. No additional amounts were accrued during the quarter ended April 2, 2004. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 129 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 119 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of April 2, 2004, 100% of the affected employees had been terminated

Savings from the restructuring began to be realized as each of the specific actions were completed. Specifically, we estimate that annual savings of cost of product sales are approximately $4.2 million. We also estimate that annual savings of research and development expenses are $1.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. We believe there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of April 2, 2004 will be paid over the next three months.

Off-Balance Sheet Arrangements

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers and other miscellaneous expense items. We utilize standby letters of credit primarily for security for workers compensation, environmental items, and electricity as well as for security for our vendors. These standby letters of credit have annual renewals. With the exception of our inventory purchase order commitments, our off-balance sheet items have not changed significantly from January 2, 2004. At April 2, 2004, we have committed to purchase $17.2 million of inventory from suppliers.

We do not have any unrecorded guarantees that would affect our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet our business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of April 2, 2004, our total shareholders’ equity was $2,253.1 million. Also, we had $750.1 million in cash and short-term securities, as well as $211.7 million in long-term investments held to maturity.

Net cash provided by operating activities during the quarter ended April 2, 2004 was $28.0 million. This was primarily due to operating income before impairments of long-lived assets of $29.4 million. Net cash used by investing activities for fiscal year 2003 was $68.9 million. We continue to invest in held-to maturity investments, including $67.2 million during the quarter ended April 2, 2004, to improve our yields on cash and investments. During the quarter ended April 2, 2004 we received final payment of $7.9 million for the settlement of the working capital adjustments related to the sale of our Wireless Networking product group. This was offset by tax payments related to the gain on the sale as well as certain other transaction costs. During the same time period, we received $8.7 million in proceeds from the sale of our investment in ChipPAC. Net cash used by financing activities during the quarter ended April 2, 2004 was $26.2 million resulting primarily from purchase of treasury stock under the stock repurchase plan offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future. Our cash, cash equivalents and short-term investments balance at April 2, 2004 was $751.0 million.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Our warranty reserve has not changed materially from quarter to quarter. Warranty reserves for the period ended April 2, 2004 were $1.5 million.

In certain instances when we sell product groups or assets, we may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications for tax are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred. The terms for environmental indemnities typically do not expire. All other indemnifications are from one to two years. The maximum potential future payments that we could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. We believe that the maximum potential future payments that we could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.

We have separately classified on the face of the balance sheet our current portion of held-to-maturity investments, which consists of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified the 2003 balance sheet and cash flow information to conform with the current classification.

Working Capital

Trade accounts receivable, less the allowances decreased by $0.3 million to $76.4 million at April 2, 2004 from $76.7 million at January 2, 2004. Inventories increased by $2.5 million or 3% to $86.1 million at April 2, 2004 from $83.6 million at January 2, 2004 to build buffer stock inventory. Our income taxes payable decreased by 55.7%, from $84.0 million at January 2, 2004 to $37.2 million at April 2, 2004 due to tax payments associated with the gain on the sale our Wireless Networking product group and the conclusion of our 1999 and 2000 IRS audits.

Certain reclassifications have been made to move $5.9 million of certain sales reserves into the trade accounts receivable valuation allowances within the January 2, 2004 balance sheet to conform to the current presentation. This change was made to provide more useful information concerning the net realizable value of our trade receivables. The reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns as well as sales volume. These reserves decreased 29% to $4.2 million April 2, 2004 from $5.9 million at January 2, 2004. This decrease was driven primarily by payments of rebates of approximately $0.8 million.

Capital Expenditures

Capital expenditures were $2.5 million for the quarter ended April 2, 2004 and $15.8 million the quarter ended April 4, 2003. During the first quarter of 2003, the majority of our capital spending was made to facilitate the expansion of our fabrication facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities, as well as general manufacturing capacity increases. We believe the transfer of production processes from Milpitas to Palm Bay will reduce manufacturing costs.

Dividends

In January 2004, our Board of Directors declared a common stock dividend, of $0.03 per share, which was paid on January 27, 2004 to stockholders of record as of January 17, 2004. In April 2004, our Board of Directors also declared a dividend to be made on May 21, 2004 to shareholders of record as of the close of business on May 12, 2004.

Treasury Share Repurchase Program

We have a treasury stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $112.1 million had been repurchased as of April 2, 2004. The program was set to expire on September 26, 2002, but by a vote of the Board of Directors it has been extended through December 2004. During the quarter ended April 2, 2004, we, as authorized by the Board of Directors, repurchased 1,200,590 shares of our Class A common stock at an approximate cost of $30.0 million. As of April 2, 2004, we held 2,357,690 shares of treasury stock at a cost of $60.0 million. The table below summarizes this activity (in millions and at cost):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$30.0	1,157,100
Treasury shares repurchased	30.0	1,200,590

Treasury shares as of April 2, 2004	$60.0	2,357,690

Transactions with Related and Certain Other Parties

We hold a loan receivable within the other assets section in our balance sheet resulting from a loan made to one of our employees who is neither the CFO or CEO. The loan, which totaled $0.5 million at April 2, 2004, was made by Elantec prior to the merger as part of employment offers. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate. The loan is due on April 18, 2007.

We have a contract in place with ChipPAC in which ChipPAC provides us with testing and packaging services for a fee, subject to certain limits and exceptions. This commitment expires June 30, 2005. We had $4.9 million and $4.5 million of trade accounts payable to ChipPAC as of April 2, 2004 and April 2, 2003, respectively. All of our obligations under this agreement are paid in cash and are the result of arms-length transactions. Purchases under this contract during the quarter ended April 2, 2004 totaled $8.7 million. Although we expect our relationship with ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on our financial condition. The five accounting estimation processes discussed below are the allowance for collection losses on trade receivables, distributor reserves, reserves for excess or obsolete inventory, the assessment of recoverability of goodwill and tax valuation allowances. These estimates involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting policies, because they do not generally require us to make estimates or judgments that are difficult or subjective.

The allowance for collection losses on trade receivables was $0.8 million on gross trade receivables of $81.4 million at April 2, 2004. This allowance is used to estimate the amounts that will not be collected on our gross receivables as of April 2, 2004. Since the amount that we will actually collect on the receivables outstanding as of April 2, 2004 can not be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. We maintain an allowance of approximately 1% of a gross trade receivable balance in order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

Also included in the allowances for trade receivables are reserves for eventual customer credits. This is a combination of distributor, Original Electronic Manufacturer (“OEM”) and warranty reserves. Distributor reserves were $1.1 million at April 2, 2004 and were made up primarily of price protection and stock rotation reserves. Sales to a limited number of international distributors are made under agreements, which provide for certain price protection and stock rotation rights that result in the issuance of customer credits. Accordingly, distributor reserves are included within our trade receivable allowance section of the balance sheet as a contra asset. Management estimates price protection and stock rotation reserves for international distributors based on historical data and current business expectations and defers a portion of international distributor sales based on these estimated returns. We believe that Management can make reasonable and reliable estimates of future stock rotation and price protection credits, other than those for the domestic distributors, because these sales reductions are relatively small and predictable. Other reserves related to our OEM customers totaled $1.5 million and warranty reserves were $1.5 million as of April 2, 2004.

The reserve for excess or obsolete inventory was $19.0 million at April 2, 2004. The reserve for excess or obsolete inventory is used to state our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory levels as of April 3, 2004 can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted to identify excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or re-classified as obsolete. We reserve approximately 40% to 50% of the standard cost of the excess inventory. We believe this range represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory.

Pursuant to SFAS 142, we complete an impairment review of our goodwill and intangible assets deemed to have indefinite lives. According to our accounting policy, we also perform a review of our goodwill and intangible assets if indicators of impairment arise. Our reviews have not resulted in impairments. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units are the High Performance Analog and Elantec product groups because they are each managed by a general manager and have discrete financial information. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance at April 2, 2004 because we believe it is more likely than not that our deferred tax assets of $36.7 million will be recovered from future taxable income.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46-R had no impact on our financial position, results of operations or cash flows.

Potential Acquisition

On March 14, 2004, we announced the signing of a definitive agreement to acquire Xicor, Inc. (“Xicor”). Under the terms of the agreement, each Xicor shareholder will receive the value of $8.00 per share plus 0.335 shares of Intersil Class A common stock. Each Xicor shareholder may elect to receive all cash, stock, or a combination of cash and stock, subject to proration based on the total cash and shares available in the merger. We expect to issue approximately 9.2 million shares of its Class A common stock and pay approximately $233.5 million for all issued and outstanding shares of Xicor, based on the shares outstanding as of the date of the Merger Agreement. We will also issue stock options and warrants for all of Xicor’s outstanding employee stock options and outstanding warrants. This reflects an estimated aggregate purchase price of approximately $500 million. Prior to closing, the merger requires the approval of Xicor’s shareholders as well as other customary conditions.

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

At April 2, 2004, we had open foreign exchange contracts with a notional amount of $11.4 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the quarter ended April 2, 2004 were less than $0.1 million. During the quarter ended April 2, 2004, we purchased and sold $14.6 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at April 2, 2004.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at April 2, 2004 would have an impact of approximately $0.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 2, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On November 23, 1998, Harris Corporation (“Harris”), our predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a complaint in the United States District Court for the Eastern District of Texas against Harris for infringement of certain telecommunication patents. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of the products at issue. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris’ and our post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and we cross-appealed on September 4, 2002 to preserve our rights. On December 9, 2003, the Court of Appeals for the Federal Circuit reversed the District Court’s Final Judgment, finding that Harris and Intersil had not infringed Ericsson’s patent. A motion for Rehearing has been denied by the appellate Court, and the case has been remanded to the District Court. Ericsson has filed a motion for entry of judgment. Harris and Intersil have sought to stay entry of judgment pending the Court’s ruling on a motion filed by Harris and Intersil asking the Court to again enter judgment in favor of Harris and Intersil, and disregard the jury verdict based upon legal grounds.

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

On October 17, 2002, Agere Systems, Inc. (“Agere”) filed suit against us in the United States District Court for the District of Delaware alleging that we have infringed U.S. Patent Nos. 5,128,960, 5,420,599, 5,862,182, 6,067,291, 6,404,732B1, and 6,452,958B1 by making, using, selling, offering to sell, and/or importing products that infringe these patents, which pertain solely to wireless signal transmission technology. In August 2003, we completed the sale of our wireless product operations, including our entire wireless product line, to GlobespanVirata, Inc. (“GlobespanVirata”). Therefore, none of our current products are affected by this claim. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. We have filed counterclaims against Agere, including claims that Agere infringes 2 telecommunication and 8 semiconductor technology patents. The parties are currently in the discovery phase of the litigation. A trial may be held in early 2005.

On July 22, 2003, Agere filed a second patent suit against us in the United States District Court for the District of Delaware alleging that we have infringed U.S. Patent Nos. 6,563,786, 6,323,126, 5,227,335, and 5,102,827 by making, using, selling, offering to sell, and/or importing products that infringe these patents, three of which allegedly pertain to our semiconductor process technology. A finding of infringement could affect any of the products proved to have been manufactured using the claimed processes. Based on current knowledge, we do not believe that any of our semiconductor manufacturing processes infringe the patents asserted by Agere and therefore believe that our products should not be detrimentally affected. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs, expenses, and attorneys’ fees. We have counter-sued Agere for infringement of 4 semiconductor technology patents. We have also sued Lucent Technologies, Agere’s customer and former parent corporation, for infringement of 12 semiconductor technology patents. A trial date has not yet been scheduled.

On October 30, 2002, Intersil Corporation, Intersil Americas Inc., and Intersil Corporation’s subsidiary at that time, Choice-Intersil Microsystems, Inc. (“Choice”), filed a Complaint and associated motion for preliminary injunction (“Motion”) against Agere Systems Inc. (“Agere”), alleging trade secret misappropriation, in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint and Motion alleged trade secret misappropriation by Agere pursuant to a Joint Development Agreement (“JDA”) between Choice and Lucent Technologies, Inc. (“Lucent”), Agere’s former parent. The Court denied the Motion. Plaintiffs have appealed the denial of the Motion to the U.S. Court of Appeals for the Third Circuit (the “Appeal”). Plaintiffs amended the Complaint to add claims against Agere for copyright infringement. In August 2003, Intersil Corporation sold Choice to GlobespanVirata Inc. (“Globespan”). Agere counterclaimed against Intersil Corporation, Intersil Americas Inc., Choice, and Globespan (“Counterclaim Defendants”), alleging against some or all of them trade secret misappropriation, unjust enrichment, declaratory judgment regarding Agere’s alleged rights under the JDA, breach of contract, tortuous interference with contract, and copyright infringement, involving alleged acts and omissions before and after Intersil Corporation’s sale of Choice. The Counterclaim Defendants deny such counterclaims. In February 2004, the Court dismissed Intersil Corporation and Intersil Americas Inc. as co-Plaintiffs, leaving Choice as the Plaintiff. Intersil Corporation and Intersil Americas Inc. remain as Counterclaim Defendants. On April 12, 2004, the Court granted summary judgment dismissing Choice’s copyright infringement claim and part of its trade secret claim, and granting Agere’s declaratory judgment claim. All parties have requested a jury trial on the claims and counterclaims in the lawsuit. A trial date has been set for October 25, 2004. Choice’s appeal brief was filed March 22, 2004. Agere moved to dismiss the Appeal and to suspend the appeal briefing schedule. The Court suspended the Appeal briefing schedule pending the outcome of the motion to dismiss the Appeal, which is fully briefed and awaiting a decision by the Court of Appeals.

GlobespanVirata purchased Intersil’s wireless product operations, including its entire wireless product line, in August 2003. The asset purchase agreement related to the sale contains an indemnification provision whereby, upon satisfaction of certain conditions by GlobespanVirata, Intersil has agreed to indemnify GlobespanVirata for litigation expenses incurred in connection with the pending patent and trade secret suits with Agere. These litigation expenses consist of final awards of money damages, reasonable legal fees and expenses and costs of settlement incurred by GlobespanVirata. Intersil’s indemnification obligation for litigation expenses is limited to the amount of the purchase price paid to Intersil by GlobespanVirata for the Wireless Networking products groups. Based on information known to date, Intersil does not believe that an adverse outcome in the pending suits with Agere would have a material adverse effect on Intersil.

On July 23, 2003, Symbol Technologies, Inc (“Symbol”), our customer, filed suit against us and our subsidiary, Choice, in the Supreme Court of the State of New York, Suffolk County. Symbol alleges that we and Choice are required to indemnify Symbol in an amount in excess of $1.5 million for Symbol’s expenses, including attorneys fees, incurred in defending certain patent infringement claims asserted against Symbol by Proxim Incorporated in two separate civil actions pending in the United States District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by hardware and firmware components purchased from us and included in Symbol products. Intersil is seeking discovery. The Court has denied cross summary judgment motions filed by both parties.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, Inc. (“Xicor”), filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, Inc., and Xicor’s directors. The complaint alleges causes of action for breach of fiduciary duty, failure to disclose, and indemnification, arising out of the negotiation of our proposed acquisition of Xicor. Specifically, the complaint alleges that defendants breached fiduciary duties to the Xicor shareholders by agreeing to sell Xicor for an allegedly unfair price while allegedly receiving remuneration not received by other shareholders.

The complaint seeks an injunction against Intersil’s acquisition of Xicor, additional disclosures to Xicor shareholders, damages of an unspecified amount and attorneys’ fees. On May 6, 2004, the Court denied Freeport Partners’ motion for a temporary restraining order and expedited discovery. Intersil filed on May 4, 2004, and Xicor and Xicor’s directors filed on May 7, 2004, demurrers to the complaint, arguing that it fails to state an actionable claim against them. The hearing on the demurrers currently is scheduled for June 22, 2004. A case management conference has been set for August 10, 2004. Discovery has commenced, but no trial date has been set. Intersil and Xicor intend to vigorously defend against the lawsuit.

In relation to the above matters, we have accrued $17.6 million in estimated legal costs to defend our positions.

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

January 28, 2004: Item 7. Financial Statements and Exhibits. Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Announcement of the Financial Results for the Fourth Quarter of Fiscal 2004.

March 16, 2004: Item 5.  Other Events.  Announcement of planned acquisition of Xicor, Inc.

March 19, 2004: Item 5.  Other Events.  Announcement of extension of manufacturing relationship with IBM and completion of 1999 and 2000 IRS audits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date: May 12, 2004