Form 10-K/A
period 2004-01-02
INTERSIL CORP/DE
filed 2004-06-22
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Our manufacturing processes use many raw materials, including silicon wafers and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. We entered into a multi-year agreement with ChipPAC, pursuant to which, ChipPAC provides us with test and package services at competitive pricing. Under this agreement, we are required to offer ChipPAC a minimum percentage of our total packaging requirements, currently 90% and dropping to 80% on June 30, 2004. The initial term of the agreement expires on June 30, 2005, but it provides for successive automatic one-year renewal periods unless either party notifies the other at least six months prior to the beginning of a renewal period that it does not wish to renew the agreement. Although we expect our relationship with ChipPAC to continue after the expiration date of this agreement, the services provided to us by ChipPAC are also available from other outside vendors.In addition, we augment ChipPAC’s capabilities by utilizing several other assembly and test service companies. We also have limited assembly and testing capabilities in Palm Bay, Florida and Milpitas, California. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

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

The asset purchase agreement between GlobespanVirata and us contains an indemnification provision whereby, upon satisfaction of certain conditions by GlobespanVirata, we have agreed to indemnify GlobespanVirata for litigation expenses incurred in connection with the pending patent and trade secret suits with Agere. These litigation expenses consist of final awards of money damages, reasonable legal fees and expenses and costs of settlement incurred by GlobespanVirata. Our indemnification obligation for litigation expenses is limited to the amount of the purchase price paid to us by GlobespanVirata for the Wireless Networking product group. Based on information known to date, we do not believe that an adverse outcome in the pending suits with Agere would have a material adverse effect on us.

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

In relation to the above matters, we have accruals of $19.1 million as of January 2, 2004 for estimated legal costs to defend our positions.

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

Fiscal Year 2003 Compared with Fiscal Year 2002

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	January 2, 2004	January 3, 2003	January 2, 2004	January 3, 2003
	($ in thousands)
Revenue	$507,684	$419,559	100.00%	100.0%

Costs, expenses and other income

Cost of product sales (a)	221,757	200,142	43.7%	47.7%
Research and development (b)	91,267	77,943	18.0%	18.6%
Selling, general and administrative (b)	88,274	89,598	17.4%	21.4%
Amortization of intangibles	6,298	6,783	1.2%	1.6%
Amortization of unearned compensation	10,212	12,510	2.0%	3.0%
In-process research and development	—	53,816	—	12.8%
Impairment of long-lived assets	12,576	5,909	2.5%	1.4%
Restructuring	4,887	4,744	0.1%	1.1%
(Gain) on sale of certain operations	(1,428)	—	0.3%	—

Operating income (loss)	73,841	(31,886)	14.5%	-7.6%
Interest income, net	8,958	11,268	1.8%	2.7%
Gain (loss) on investments	(3,443)	1,264	-0.7%	0.3%

Income (loss) from continuing operations before income taxes	79,356	(19,354)	15.6%	-4.6%
Income taxes	20,899	3,942	4.1%	0.9%

Income (loss) from continuing operations	58,457	(23,296)	11.5%	-5.6%
Discontinued operations
Income from discontinued operations	19,983	33,300	3.9%	7.9%
Income taxes from discontinued operations	32,603	14,974	6.4%	3.6%

Net income (loss) from discontinued operations	(12,620)	18,326	-2.5%	4.4%

Net income (loss)	$45,837	$(4,970)	9.0%	-1.2%

Note: Percentages may not add due to rounding.

(a) Cost of product sales includes the following:

Unearned compensation	$1,768	$1,992	0.3%	0.5%

(b) Unearned compensation is excluded from the following:

Research and development	$3,864	$5,724	0.8%	1.4%
Selling, General and Administrative	6,348	6,786	1.3%	1.6%

	$10,212	$12,510	2.0%	3.0%

Revenue

Revenue from continuing operations for fiscal year 2003 increased 21.0% to $507.7 million from $419.6 million during fiscal year 2002. Increased demand for desktop and notebook power management, optical storage and DSL products increased revenue by $77.2 million. In addition, fiscal year 2003 contained a full-year of Elantec revenues and fiscal year 2002 contained approximately six months of such revenues. This resulted in an additional $41.8 million in revenue for fiscal year 2003. We also changed our revenue recognition for North American distribution in fiscal year 2002, which caused revenues to be higher in fiscal year 2003 by $14.7 million. These increases were offset by a $45.4 million decline in automotive related products as a result of our exit of that product group. In total, average selling price declined 4%, which caused a $17.8 million decrease in revenue. As an offset, volume increased by 26%, which caused a $105.9 million increase in revenue.

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

Backlog

Our sales are made pursuant to cancelable purchase orders that are generally booked from one to six months in advance of delivery. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at January 2, 2004 of $83.6 million compared to $98.1 million at January 3, 2003. The backlog as of January 3, 2003 excludes $33.2 million related to the Wireless Networking product group. Although not always the case, backlog can be a leading indicator of performance for the next two quarters.

Fiscal Year 2002 Compared Fiscal Year 2001

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated below:

	Year Ended		Year Ended
	January 3, 2003	December 28, 2001	January 3, 2003	December 28, 2001
	($ in thousands)
Revenue	$419,559	$398,542	100.0%	100.0%

Costs, expenses and other income

Cost of product sales (a)	200,142	217,842	47.7%	54.7%
Research and development (b)	77,943	66,708	18.6%	16.7%
Selling, general and administrative (b)	89,598	75,079	21.4%	18.8%
Amortization of intangibles	6,783	7,357	1.6%	1.8%
Amortization of unearned compensation	12,510	—	3.0%	—
In-process research and development	53,816	—	12.8%	—
Impairment of long-lived assets	5,909	7,583	1.4%	1.9%
Restructuring	4,744	22,662	1.1%	5.7%
(Gain) on sale of certain operations	—	(168,437)	—	42.3%

Operating income (loss)	(31,886)	169,748	-7.6%	42.6%

Interest income, net	11,268	18,610	2.7%	4.7%
Loss on extinguishment of debt	—	19,733	—	5.0%
Gain (loss) on investments	1,264	(8,242)	0.3%	-2.1%

Income (loss) before income taxes	(19,354)	160,383	-4.6%	40.2%
Income taxes	3,942	64,430	0.9%	16.2%

Income (loss) before discontinued operations	(23,296)	95,953	-5.6%	24.1%
Discontinued operations
Income (loss) from discontinued operations	33,300	(65,641)	7.9%	-16.5%
Income taxes (benefit) from discontinued operations	14,974	(9,577)	3.6%	-2.4%

Net income (loss) from discontinued operations	18,326	(56,064)	4.4%	-14.1%

Net income (loss)	$(4,970)	$39,889	-1.2%	10.0%

(a) Cost of product sales includes the following:

Unearned compensation	$1,992	$—	0.5%	—

(b) Unearned compensation is excluded from the following:

Research and development	$5,724	$—	1.4%	—
Selling, General and Administrative	6,786	—	1.6%	—

	$12,510	$—	3.0%	—

Revenue

Revenue from continuing operations for fiscal year 2002 increased 5.3% to $419.6 million from $398.5 million during fiscal year 2001. The acquisition of Elantec during the second quarter of 2002 contributed $63.7 million to the increase in sales year over year. Also, our Power Management product group grew $34.0 million due to increased demand in Desktop computer products. The exits of our Discrete Power and Automotive product groups offset revenue increases by $36.1 million. We also experienced a decline in revenue of approximately $25.8 million due to an economic downturn in the communication end market. In addition, our change in revenue recognition decreased revenue by $14.7 million.

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

Gross Profit

In fiscal year 2002, gross profit on product sales increased 21.4% or $38.7 million to $219.4 million from $180.7 million in the fiscal year 2001. As a percentage of sales, gross margin was 52.3% during fiscal year 2002 compared to 45.3% during the fiscal year 2001, a 7.0 percentage point improvement. The acquisition of Elantec, which increased our mix of higher margin products, improved gross profit by $35.9 million. In addition, we closed our Findlay fabrication facility in fiscal year 2002, which had approximately a $10.5 million improvement on gross profit. We also had an unusual inventory charge of $7.5 million related to our closure of the Findlay facility in 2001, which was not repeated in 2002. These improvements were primarily offset by a $10.2 million decline as a result of our change in revenue recognition for North American distributors and a $7.2 million decline as a result of our settlement with Proxim Inc. regarding a patent dispute.

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

Business Outlook

The conditions external to the Company appear to be improving; general economic news has improved as several companies in the semiconductor industry and within markets that the Company serves have reported upward trends. However, the high-end consumer and computing markets generally experience weak demand in the first fiscal quarter of each year and stronger demand in the third and fourth quarters.

On January 28, 2004, we announced our outlook for the first quarter of 2004. We expected revenue for the first quarter to be equal to or slightly above the revenue for the fourth quarter of fiscal year 2003 despite the normal decline in shipments in the first quarter due to seasonality in the computing and high-end consumer markets. We also expected cost of product sales, research and development and selling, general and administrative costs to generally trend in the same direction as revenue. We expected intangible amortization expense to be $1.2 million and amortization of unearned compensation to be $1.6 million. We expect our effective tax rate to be approximately 26%–28% for fiscal year 2004. We expect to finalize the Internal Revenue Service (“IRS”) audits for calendar years 1999 and 2000 by the end of the first quarter of 2004. This could have a material positive impact on our tax provision and operating results for fiscal year 2004.

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

We provide for the estimated cost of product warranties at the time revenue is recognized. While the we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Our warranty reserve has not changed materially from quarter to quarter. Warranty reserves for the period ended January 2, 2004 and January 3, 2003 were $1.2 million and $1.3 million, respectively.

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

Working Capital

Trade accounts receivable, less the allowance for collection losses, totaled $82.6 million at January 2, 2004 compared to $93.9 million at January 3, 2003. This decrease was a result of the sale of our Wireless Networking product group, which had over $20 million in receivables at the time of the sale, the majority of which had been collected by the end of fiscal year 2003. We did not grant any terms to customers during the year ended January 2, 2004, January 3, 2003 or December 28, 2001 other than those granted under the normal course of business.

Inventories increased 37% to $83.6 million at January 2, 2004 from $61.0 million at January 3, 2003. The majority of the increase in inventory is attributable to purchases made in order to build end-of-life inventory for Elantec products in anticipation of moving production operations. We transferred the production of the DSL products from Milpitas, California to Palm Bay, Florida to reduce costs. In addition, we transferred the production of certain general-purpose products (mostly operational amplifiers) from Agere Semiconductor to Philips Semiconductor (Philips) due to Agere’s announced closure of the fabrication facility. The transfer to Philips will have no significant affect on our cost structure, nor will it have any adverse impact to our cash flow. In addition, we built buffer inventory for our power management products, which was required by certain customers. Our income taxes payable also increased $57.7 million from $26.3 million driven primarily by income tax provisions relating to the sale of our Wireless Networking group. Trade accounts payable decreased $14.8 million as we saw reduced purchases from the foundries we used for Wireless Networking product materials as well as decreased expenditures on manufacturing equipment. However, litigation accruals increased $11.9 million from fiscal year 2002 to fiscal year 2003. This was primarily driven by our lawsuit with Agere.

We perform reviews of our sales reserves on a quarterly basis. We revise the sales reserves quarterly based on changes in Management’s estimates of future returns and credits.. The sales reserves increased 14.2% to $9.7 million at January 2, 2004 from $8.5 million at January 3, 2003. This increase was driven by increased sales volume of 21% over fiscal year 2002 as well as rebates of approximately $0.8 million. As a result of the acquisition of Elantec, a new strategic direction and changing business conditions, we could no longer estimate returns to domestic distributors. Accordingly, we changed our revenue recognition method to the deferred method for all shipments to domestic distributors.

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

Settlement with Proxim

During 2003, we recorded $7.4 million relating to the settlement of our lawsuit with Proxim. The amount recorded at January 3, 2003 included our eventual $6 million cash payment and an estimate of the liability for the future rebates–$1.4 million. This estimate was calculated based on the expected volume over the life the agreement multiplied by the expected rebate per unit. We have since sold our Wireless Networking product group to GlobespanVirata and assigned the rebate agreement and related liability to GlobespanVirata. Of the $7.4 million, approximately $0.2 million has been reclassified into discontinued operations. This amount represents the statement of operations impact related to the portion of the liability assigned to GlobespanVirata. The remaining portion was included in cost of product sales as discussed in the earlier discussion of Gross Profit.

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

Distributor reserves were $1.2 million at January 2, 2004. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, distributor reserves are amounts within the liability section of the balance sheet that estimate the amount of inventory adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors as of January 2, 2004 that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to certain distributors in Europe whereby the distributors can periodically exchange a percentage of older inventories with newer products. Actual price protection and stock rotation changes have historically been within management’s expectations. International distributor reserves are combined with other product sales reserves within the sales reserves line item on the balance sheet. These include reserves for unearned revenue for payments on last time buy products of $3.8 million, price rebates of $0.8 million, product warranty returns of $1.2 million, accommodation returns (where the customer does not have a contractual right to return the product) of $2.0 million and other revenue related accruals of $0.7 million.

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

Amendments to Bylaws

During 2003, we amended our bylaws. Specifically, new provisions were added requiring that printed notice of the place, date and time of the meeting, and, in the case of a special meeting, the purpose, must be delivered a specified period in advance of the meeting, either personally or by mail, by or at the direction of our board of directors or person calling the meeting, to each stockholder of record. Also, provisions were added requiring that stockholders give advance notice to us when proposing director nominations or other business to be brought before an annual meeting of shareholders or for director nominations to be brought before a special meeting of shareholders.

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

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at January 2, 2004 and January 3, 2003 and the consolidated results of its operations and its cash flows for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
	(in thousands, except per share amounts)
Revenue
Product sales	$398,542	$419,559	$507,684

Costs, expenses and other income

Cost of product sales (a)	217,842	200,142	221,757
Research and development (b)	66,708	77,943	91,267
Selling, general and administrative (b)	75,079	89,598	88,274
Amortization of intangibles	7,357	6,783	6,298
Amortization of unearned compensation	—	12,510	10,212
In-process research and development	—	53,816	—
Impairment of long–lived assets	7,583	5,909	12,576
Restructuring	22,662	4,744	4,887
(Gain) on sale of certain operations	(168,437)	—	(1,428)

Operating income (loss)	169,748	(31,886)	73,841
Interest income, net	18,610	11,268	8,958
Loss on extinguishment of debt	19,733	—	—
Gain (loss) on investments	(8,242)	1,264	(3,443)

Income (loss) from continuing operations before income taxes	160,383	(19,354)	79,356
Income taxes from continuing operations	64,430	3,942	20,899

Income (loss) from continuing operations	95,953	(23,296)	58,457
Discontinued operations
Income (loss) from discontinued operations before income taxes (including gain from disposal of $61,411 during fiscal year 2003)	(65,641)	33,300	19,983
Income taxes (benefit) from discontinued operations	(9,577)	14,974	32,603

Income (loss) from discontinued operations	(56,064)	18,326	(12,620)

Net income (loss)	$39,889	$(4,970)	$45,837

Basic income (loss) per share:
Income (loss) from continuing operations	$0.91	$(0.19)	$0.42
Income (loss) from discontinued operations	(0.53)	0.15	(0.09)

Net income (loss)	$0.38	$(0.04)	$0.33

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.88	$(0.19)	$0.41
Income (loss) from discontinued operations	(0.51)	0.15	(0.09)

Net income (loss)	$0.37	$(0.04)	$0.32

Weighted average common shares outstanding (in millions):
Basic	105.7	125.6	137.3

Diluted	108.9	125.6	141.3

(a) Cost of product sales includes the following:
Unearned compensation	$—	$1,992	$1,768

(b) Unearned compensation is excluded from the following:

Research and development	$—	$5,724	$3,864
Selling, general and administrative	—	6,786	6,348

	$—	$12,510	$10,212

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications. This includes reclassifications for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain sales-related liabilities, $5.8 million of which had been previously classified as “other accrued items” as of January 3, 2003, have been reclassified into “sales reserves.” Additionally, certain income tax related liabilities, $1.9 million of which had been previously classified as “trade payables” as of January 3, 2003, have been reclassified into “income taxes payable.” Due to the adoption of Statement of Financial Accounting Standards No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, the Company reclassified $19.7 million in charges related to the early extinguishment of debt in the Consolidated Statement of Operations for fiscal year 2001. Finally, the Company also reclassified the results of operations of and the gain from the disposal of its Discrete Power product group into operating income. This reclassification impacts the revenues, costs and expenses within 2001, while affecting the gain from disposal of certain operations within 2001 ($168.4 million) and 2003 ($1.4 million).

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

Total open foreign exchange contracts and options at January 3, 2003 and January 2, 2004 are described in the tables below:

January 3, 2003

Options to Sell Foreign Currencies

	Contract Amount
Currency	Foreign Currency	U.S.	Maturities (in months)
	(in thousands)
Euro	6,500	$6,274	1 - 6
Japanese Yen	900,000	7,344	1 - 6

Commitments to Sell Foreign Currencies

	Contract Amount
Currency	Foreign Currency	U.S.	Maturities (in months)
	(in thousands)
Japanese Yen	506,872	$4,182	1 - 2

January 2, 2004

Options to Sell Foreign Currencies

	Contract Amount
Currency	Foreign Currency	U.S.	Maturities (in months)
	(in thousands)
Japanese Yen	10,939	$1,250	1 - 5

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

Revenue Recognition— Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Revenue from the Company’s sales to domestic distributors is recognized under agreements which provide for certain pricing credits and limited product return privileges. Prior to March 30, 2002, the Company recognized revenue to domestic distributors upon shipment to the distributors. The combination of the changes resulting from the merger with Elantec, changes in the distributor mix and changes in market pricing affected the Company’s ability to estimate customer returns and future pricing credits. Given the uncertainties associated with the levels of returns and credits that would be issued to these distributors, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as “Deferred margin” until such time as the distributor confirms a final sale to its end customer. Deferred sales was $18.1 million and $17.0 million as of January 3, 2003 and January 2, 2004, respectively. Deferred cost of sales was $6.0 million and $4.9 million as of January 3, 2003 and January 2, 2004, respectively. Deferred sales, net of deferred cost of sales, on North American distributor sales at January 3, 2003 and January 2, 2004 was $12.1 million and $12.1 million, respectively.

The impact of change in revenue recognition for domestic distributors resulted in a reduction in net income and diluted earnings per share of $6.6 million and $0.05, respectively during fiscal year 2002. This change did not have a material impact on the results of operations subsequent to the adoption as the recognition of previously deferred revenue offset the additional deferrals.

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges and pricing credits. Revenue on these sales is recognized upon shipment at which time title passes. The Company estimates international distributor returns and pricing credits based on historical data and current business expectations and defers a portion of international distributor sales and profits based on these estimated returns. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Actual price protection and stock rotation changes have historically been within management’s expectations.

Sales are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Accommodation returns are comprised of returns requested by customers that do not have contractual rights to return the product. Such amounts are classified in “Sales reserves” on the accompanying balance sheet. We believe that Management can make reasonable and reliable estimates of future returns and price protections, other than those for the domestic distributors, because these sales reductions are relatively small and predictable.

Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

Loss Contingencies – Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigations, Intersil includes an estimate of legal costs.

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

During fiscal year 2003, the Company recorded a write down of $13.0 million related to an investment, which is accounted for under the cost method of accounting as the Company holds less than 20% ownership and can not exercise significant influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The investment was impaired in the third quarter of 2003. The primary reason for the impairment was an abrupt corporate reorganization, which included a 40% reduction in headcount. Although there had been a prior reduction in the second quarter to reduce spending, this reduction directly impacted key management, design engineers and marketing personnel, which were key contributors to the investment’s future. In addition, the investment abandoned the market for the gigahertz platforms deciding instead to focus on megahertz platforms. We believed that this would eliminate a large portion of the investment’s projected revenue and make bankruptcy a very likely possibility.

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

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Income tax expense from continuing operations	$64,430	$3,942	$20,899
Income tax expense (benefit) from discontinued operations	(9,577)	14,974	32,603

Total income tax expense	$54,853	$18,916	$53,502

The income tax expense/(benefit) from discontinued operations is attributable to the sale of our Wireless Networking product group in fiscal 2003.

The components of deferred income tax assets (liabilities) are as follows ($ in thousands):

	January 3, 2003		January 2, 2004
	Current	Non- Current	Current	Non- current
Receivables	$515	$—	$182	$—
Inventory	4,001	—	15,105	—
Fixed Assets	—	(211)	—	4,228
Intangibles	—	(7,033)	—	(589)
Accrued expenses	22,812	753	10,805	8,955
NOL Carryforward	—	11,296	—	—
All other—net	2,074	1,787	13,751	(2,059)
Tax Credits	—	10,082	—	—
Available-for—sale securities	—	—	—	(981)

Continuing operations	29,402	16,674	39,843	9,554
Discontinued operations	4,864	(1,027)	—	—

	$34,266	$15,647	$39,843	$9,554

A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	December 28, 2001	January 3, 2003	January 2, 2004
Statutory U.S. income tax rate	35.0%	(35.0)%	35.0%
State taxes	3.7	(4.8)	3.6
International income	1.2	(2.4)	(9.5)
Benefit related to export sales for tax purposes	(0.1)	(2.4)	(2.4)
Research credits	(0.8)	(15.0)	(5.2)
In-process research and development	—	85.5	—
Cost method investment impairment	—	—	5.8
Subpart F—Interest & Stock Gains	—	—	2.7
Tax-exempt interest	—	(0.6)	(1.7)
Other items	1.2	(4.9)	(2.0)

Effective income tax rate	40.2%	20.4%	26.3%

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

NOTE R—GEOGRAPHIC INFORMATION, CONCENTRATION OF RISK AND SEGMENTS

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

The Company operates and tracks its results in one reportable segment in accordance with the aggregation provision of Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

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

Proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company kept the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax). The gain could be affected by a contingent working capital adjustment. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $32.0 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, audit fees, and legal costs associated with patent infringement suits existing at the time of the sale, for which Intersil has retained the liability. The Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations (see Legal Proceedings) because Management believed that a loss would be probable. The Company was provided an estimate from the Company’s outside patent counsel. Their estimate represented the expected future billings from the law firm to Intersil in order to defend these cases. As of January 2, 2004, the Company had recorded approximately $21.1 million of accruals to cover unpaid transaction costs. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale.

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

NOTE Z—LITIGATION MATTERS

The Company is currently party to various claims and legal proceedings, including those discussed below. When the Company believes that a loss is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. The Company includes legal costs in its estimate of losses. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. Because the Company believes the loss to be probable, Intersil has an accrual of $19.1 million as of January 2, 2004 for estimated legal costs to defend its positions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2004 with respect to shares of each class of Common Stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of outstanding Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise specified, all shares are directly held. In general, each share of Class A Common Stock is convertible into one share of Class B Common Stock, and each share of Class B Common Stock is convertible into one share of Class A Common Stock.

Unless otherwise indicated, the address of each person owning more than 5% of the Company’s outstanding shares is c/o Intersil Corporation, 675 Trade Zone Blvd., Milpitas, CA 95035.

	Class A Common Stock (1)		Class B Common Stock (2)		Combined
	Shares Owned	Percent (3)	Shares Owned	Percent (3)	Shares Owned	Percent (4)
FMR Corp. (5)	17,445,018	12.67%	—	—	17,445,018	12.67%
T. Rowe Price Associates (18)	8,626,076	6.27%	—	—	8,626,076	6.27%
Richard M. Beyer (6)	1,415,834	*	—	—	1,415,834	*
Gregory L. Williams (7)	1,295,811	*	—	—	1,295,811	*
James V. Diller (8)	846,598	*	—	—	846,598	*
Daniel J. Heneghan (9)	473,250	*	—	—	473,250	*
Lawrence J. Ciaccia (10)	405,836	*	—	—	405,836	*
Alden Chauvin (11)	334,101	*	—	—	334,101	*
Rick E. Furtney (12)	239,449	*	—	—	239,449	*
Mohan Maheswaran (13)	202,945	*	—	—	202,945	*
Gary E. Gist (14)	87,825	*	—	—	87,825	*
Robert W. Conn (15)	52,500	*	—	—	52,500	*
Jan Peeters (15)	52,500	*	—	—	52,500	*
Robert N. Pokelwaldt (15)	52,500	*	—	—	52,500	*
James A. Urry (16)	45,000	*	—	—	45,000	*
Vern E. Kelley (17)	31,076	*	—	—	31,076	*

All directors and executive officers as a group (13 persons)	5,535,225	4.02%	—	—	5,535,225	4.02%

*	Represents less than 1%
(1)	Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of his shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.
(2)	Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of his shares into an equal number of shares of Class B Common Stock.
(3)	Percentages are derived using the number of shares of Class A or Class B Common Stock and common stock outstanding as of March 1, 2004.
(4)	Percentages are derived using the total number of shares of Class A and Class B Common Stock outstanding as of March 1, 2004.
(5)	Based solely on information obtained from a Schedule 13G amendment filed by FMR Corp. on February 17, 2004. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109. While we have no direct knowledge of the individuals who have voting and/or investment control of the shares held by FMR Corporation, according to said Schedule 13G, Edward C. Johnson III, the Chairman of FMR Corp., and FMR Corp., through its control of Fidelity Management & Research Company (“Fidelity”) each has sole power to dispose of the 14,942,742 shares owned by the Fidelity Funds. However, neither FMR Corp. nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Further, Edward C. Johnson III and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 2,502,276 shares and sole power to vote or to direct the voting of 2,432,776 shares, and no power to vote or to direct the voting of 69,500 shares of Class A Common Stock owned by Fidelity Funds.
(6)	Includes currently exercisable options to purchase 1,414,550 shares of Class A Common Stock. Includes 1,284 shares owned by Richard M. Beyer.
(7)	Includes 753,149 shares owned by Gregory L. Williams and Linda M. Williams and 3,722 shares owned by Gregory L. Williams. Includes 21,798 shares owned by DLJSC, as Trustee for Gregory L. Williams IRA Account. Includes currently exercisable options to purchase 517,142 shares of our Class A Common Stock.
(8)	Includes 344,074 shares owned by the James V. Diller & June P. Diller Trust. Includes currently exercisable options to purchase 502,524 shares of Class A Common Stock.

(9)	Includes 240,754 shares owned by the Heneghan Family Trust. Includes currently exercisable options to purchase 232,496 shares of Class A Common Stock.
(10)	Includes 1,002 shares owned by Lawrence J. Ciaccia. Includes currently exercisable options to purchase 404,834 shares of Class A Common Stock.
(11)	Includes 46,169 shares owned by the Chauvin Family Trust dated 2/12/97. Includes currently exercisable options to purchase 285,664 shares of Class A Common Stock. Includes 2,268 shares owned by Alden J. Chauvin. Does not include 68 shares owned by the Mark Chauvin IRA Account, 68 shares owned by the Amy Chauvin IRA Account, 68 shares owned by the Kristin Chauvin IRA Account and 68 shares owned by the Scott Chauvin IRA Account for which Mr. Chauvin disclaims beneficial ownership.
(12)	Includes 75,732 shares owned by Rick E. Furtney. Includes currently exercisable options to purchase 163,717 shares of Class A Common Stock.
(13)	Includes currently exercisable options to purchase 202,945 shares of Class A Common Stock.
(14)	Includes 42,825 shares owned by the Gist Family Living Trust. Includes currently exercisable options to purchase 45,000 shares of Class A Common Stock.
(15)	Includes currently exercisable options to purchase 52,500 shares of Class A Common Stock.
(16)	Includes currently exercisable options to purchase 45,000 shares of Class A Common Stock.
(17)	Includes 5,000 shares owned by the Vern & Erma Kelley Trust, dated 5/23/97. Includes 1,076 shares owned by Vern E. Kelley. Includes currently exercisable options to purchase 25,000 shares of Class A Common Stock.
(18)	Based solely on information obtained from a Schedule 13G amendment filed by T. Rowe Price Associates, Inc. (Price Associates) on February 13, 2004. The address of Price Associates is 100 E Pratt Street, Baltimore, Maryland, 21202. These securities are owned by various individual and institutional investors which Price Associates serves as investment advisor with the power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deduction From Reserves	Balance at End of Period
Valuation and qualifying accounts deducted from the assets to which they apply
Allowance for Uncollectible Accounts
2003	$1,107	$501	$—	518	$1,090
2002	$534	$1,257	$71	$755	$1,107
2001	$736	$535	$500	$1,237	$534
Inventory Reserve
2003	$21,472	$4,089	$2,128	$4,400	$23,289
2002	$22,723	$4,971	$6,396	$12,618	$21,472
2001	$26,406	$9,310	$—	$12,993	$22,723
Sales Reserves (1)
2003	$12,399	$17,843	$(1,134)	$19,369	$9,739
2002	$4,938	$19,688	$2,774	$15,001	$12,399
2001	$9,318	$28,302	$—	$32,682	$4,938

(1)	The 2002 and 2001 sales reserves include $3,880 and $916, respectively, of reserves associated with the Wireless Networking products group. These reserves are contained in the line item “Liabilities held for sale” on the Consolidated Balance Sheet.

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

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Holding Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No. 333-91641)).

Exhibit No.	Description
2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.28	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001.

2.29	Asset Purchase Agreement by and among Intersil Corporation and Globespanvirata Inc. dated as of July 15, 2003.**

3.01	Amended and Restated Certificate of Incorporation of Intersil.*

3.02	Restated Bylaws of Intersil.*

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

Exhibit No.	Description
10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1). 10.40 Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics*

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Name		Title	Date
By:	/s/ RICHARD M. BEYER Richard M. Beyer	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

By:	/s/ DANIEL J. HENEGHAN Daniel J. Heneghan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

By:	/s/ GREGORY L. WILLIAMS Gregory L. Williams	Executive Chairman of the Board of Directors	March 8, 2004

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	March 8, 2004

By:	/s/ JAMES V. DILLER James V. Diller	Director	March 8, 2004

By:	/s/ GARY E. GIST Gary E. Gist	Director	March 8, 2004

By:	/s/ JAN PEETERS Jan Peeters	Director	March 8, 2004

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 8, 2004

By:	/s/ JAMES A. URRY James A. Urry	Director	March 8, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K previously filed by ChipPAC, Inc. on July 14, 2000 (Commission File No. 333-91641)).

2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

Exhibit No.	Description
2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.28	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001.

2.29	Asset Purchase Agreement by and among Intersil Corporation and Globespanvirata Inc. dated as of July 15, 2003.**

3.01	Amended and Restated Certificate of Incorporation of Intersil*

3.02	Restated Bylaws of Intersil*

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to Amendment No. 2 to the Registration Statement on Form S-1 (Registration Number 333-95199)).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on August 28, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

Exhibit No.	Description
10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 previously filed by ChipPAC, Inc. on July 14, 2000 (Registration No. 333-39428)).

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics*

21.01	Subsidiaries of Intersil Corporation.*

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as **. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.