Form 10-K/A
period 2004-01-02
INTERSIL CORP/DE
filed 2004-06-24
CIK 1096325

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

(c) The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Holding Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000.*

Exhibit No.	Description
2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.28	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001 (incorporated by reference to Exhibit 2.28 to the Annual Report on Form 10-K/A previously filed by Intersil Corporation on June 22, 2004)(“Annual Report on Form 10-K/A, 2004”).

2.29	Asset Purchase Agreement by and among Intersil Corporation and Globespanvirata Inc. dated as of July 15, 2003 (incorporated by reference to Exhibit 2.29 to the Annual Report on Form 10-K/A, 2004).**

3.01	Amended and Restated Certificate of Incorporation of Intersil (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K previously filed by Intersil Corporation on March 9, 2004)(“Annual Report on Form 10-K, 2004”).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

Exhibit No.	Description
10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1). 10.40 Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1/A previously filed by Intersil Corporation on September 5, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1/A previously filed by Intersil Corporation on September 5, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation.*

10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited.*

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21.01	Subsidiaries of Intersil Corporation (incorporated by reference to Exhibit 21.01 to the Annual Report on Form 10-K, 2004).

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential treatment has been requested for portions of this exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as **. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

Name		Title	Date
By:	/s/ RICHARD M. BEYER Richard M. Beyer	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2004

By:	/s/ DANIEL J. HENEGHAN Daniel J. Heneghan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004

By:	/s/ GREGORY L. WILLIAMS Gregory L. Williams	Executive Chairman of the Board of Directors	March 8, 2004

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	March 8, 2004

By:	/s/ JAMES V. DILLER James V. Diller	Director	March 8, 2004

By:	/s/ GARY E. GIST Gary E. Gist	Director	March 8, 2004

By:	/s/ JAN PEETERS Jan Peeters	Director	March 8, 2004

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 8, 2004

By:	/s/ JAMES A. URRY James A. Urry	Director	March 8, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.15	Intellectual Property Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-1).

2.16	Patent Assignment and Services Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.16 to the Registration Statement on Form S-1).

2.17	License Assignment Agreement, dated as of August 13, 1999, among Harris, Harris Semiconductor Patents, Inc. and Holding (incorporated by reference to Exhibit 2.17 to the Registration Statement on Form S-1).

2.18	Harris Trademark License Agreement, dated as of August 13, 1999, among Harris, HAL Technologies, Inc. and Holding (incorporated by reference to Exhibit 2.18 to the Registration Statement on Form S-1).

2.19	Secondary Trademark Assignment and License Agreement, dated as of August 13, 1999, between Harris and Holding (incorporated by reference to Exhibit 2.19 to the Registration Statement on Form S-1).

2.20	PRISM® Intellectual Property Assignment, dated August 13, 1999, between Holding and Intersil (incorporated by reference to Exhibit 2.20 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1).

2.21	Tax Sharing Agreement, dated as of August 13, 1999, among Holding, Intersil and Choice Microsystems, Inc. (incorporated by reference to Exhibit 2.21 to the Registration Statement on Form S-1).

2.22	Royalty Agreement, dated as of August 13, 1999, among Harris and Intersil (incorporated by reference to Exhibit 2.22 to the Registration Statement on Form S-1).

2.23	Option Agreement, dated as of August 13, 1999, among Intersil and Intersil PRISM, LLC. (incorporated by reference to Exhibit 2.23 to the Registration Statement on Form S-1).

2.24	Stock Purchase Agreement among ChipPAC Limited, ChipPAC, Inc., Sapphire Worldwide Investments, Inc. and Intersil Corporation dated as of June 30, 2000.*

2.25	Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.25 to the Annual Report on Form 10-K previously filed by Intersil Corporation on August 17, 2000) (“Annual Report on Form 10-K, 2000”).

2.26	Amendment No. 1 to the Share Purchase Agreement dated April 27, 2000 by and among Holding, Intersil B.V., No Wires Needed B.V., Gilde It Fund B.V., Parnib B.V., 3Com Corporation, Kennet I L.P., Hans B. Van Der Hoek and the shareholders named therein (incorporated by reference to Exhibit 2.26 to the Annual Report on Form 10-K, 2000).

Exhibit No.	Description
2.27	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.28	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001 (incorporated by reference to Exhibit 2.28 to the Annual Report on Form 10-K/A previously filed by Intersil Corporation on June 22, 2004) (“Annual Report on Form 10-K/A, 2004”).

2.29	Asset Purchase Agreement by and among Intersil Corporation and Globespanvirata Inc. dated as of July 15, 2003 (incorporated by reference to Exhibit 2.29 to the Annual Report on Form 10-K/A, 2004).**

3.01	Amended and Restated Certificate of Incorporation of Intersil (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K previously filed by Intersil Corporation on March 9, 2004) (“Annual Report on Form 10-K, 2004”).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Warrant Agreement, dated as of August 13, 1999, between Holding and United States Trust Company of New York (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-1).

10.02	Purchase Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form S-1).

10.03	Registration Rights Agreement, dated as of August 6, 1999, between Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc., Credit Suisse First Boston Corporation, J. P. Morgan Securities Inc. and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.03 to the Registration Statement on Form S-1).

10.04	Indenture, dated as of August 13, 1999, among Intersil, Holding, Harris Semiconductor, LLC, Harris Semiconductor (Ohio), LLC, Harris Semiconductor (Pennsylvania), LLC, Choice Microsystems, Inc. and United States Trust Company of New York for 13 1/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 10.01 to the Registration Statement on Form S-1).

10.05	Form of 13 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 10.01).

10.06	Credit Agreement, dated as of August 13, 1999, among Intersil, the Lender Parties thereto, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.03 to the Registration Statement on Form S-1).

10.07	Amendment No. 1 and Waiver, dated as of January 28, 2000, to the Credit Agreement, dated as of August 13, 1999, among Intersil, Holding, Credit Suisse First Boston, as the Administrative Agent, Salomon Smith Barney, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent (incorporated by reference to Exhibit 10.07 to the Amendment No. 2 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.08	Subordinated Credit Agreement, dated as of August 13, 1999, among Holding and Citicorp Mezzanine Partners, L.P. for 13 1/2% Subordinated Pay-In-Kind Note due 2010 (incorporated by reference to Exhibit 10.04 to the Registration Statement on Form S-1).

10.09	Form of 13 1/2% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.04).

10.10	Indenture, dated as of August 13, 1999, among Holding and United States Trust Company of New York for 11.13% Subordinated Pay-In-Kind Notes due 2010 (incorporated by reference to Exhibit 10.06 to the Registration Statement on Form S-1).

10.11	Form of 11.13% Subordinated Pay-In-Kind Note due 2010 (included in Exhibit 10.06).

10.12	Securities Purchase and Holders Agreement, dated as of August 13, 1999, among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Intersil Prism LLC, Citicorp Mezzanine Partners, L.P., William N. Stout and the management investors named therein (incorporated by reference to Exhibit 10.09 to the Registration Statement on Form S-1).

10.13	Option Award Agreement, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1).

10.14	Employment Agreement, dated as of August 9, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1).

10.15	Agreement between Harris and Local Union No. 1907 International Brotherhood of Electrical Workers, AFL-CIO (Findlay, OH Facility), effective as of July 1, 1996 incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1).

10.16	Agreement between Harris and Local Union 177 International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO (Mountaintop, PA Facility), effective December 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1).

10.17	Machinery and Equipment Loan Agreement, dated September 9, 1996, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1).

10.18	Machinery and Equipment Loan Agreement, dated as of November 3, 1998, between Commonwealth of Pennsylvania, Department of Community and Economic Development and Harris (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1).

10.19	Master Agreement, dated as of December 2, 1997, between Harris Semiconductor and Optum Software (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1).

10.20	Purchase Agreement, dated as of March 14, 1997, between Harris Semiconductor and Praxair, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1).

10.21	Asset Purchase Agreement, dated as of July 2, 1999, by and among Align-Rite International, Inc., Align-Rite, Inc. and Harris (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1).

10.22	Bill of Sale and Assignment, dated as of July 2, 1999, by Harris in favor of Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1).

10.23	Lease Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.24	Photomask Supply and Strategic Alliance Agreement, dated as of July 2, 1999, by and among Harris, Align-Rite International, Inc. and Align-Rite, Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1).

10.25	Site Services Agreement, dated as of July 2, 1999, by and among Harris Corporation Semiconductor Business Unit and Align-Rite, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1).

10.26	Software License Agreement, dated as of July 31, 1984, between Harris and Consilium Associates, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1).

10.27	Addendum Software License and Maintenance Agreement, dated as of October 27, 1995, between Harris and Consilium, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1).

10.28	Specialty Gas Supply Agreement, dated as of October 15, 1996, between Air Products and Chemicals, Inc. and Harris (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1).

10.29	Silicon Wafer Purchase Agreement, dated as of January 1, 1997, between Mitsubishi Silicon America Corporation and Harris (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1).

10.30	Nitrogen Supply Agreement, dated as of September 22, 1992, between Harris Corporation Semiconductor Sector and Liquid Air Corporation Merchant Gases Division (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1).

10.31	Nitrogen Supply System Agreement, Amendment Number 1, dated as of September 15, 1996, between Air Liquide America Corporation and Harris Corporation Semiconductor Sector (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1).

10.32	Site Subscription Agreement, dated as of July 1, 1993, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1).

10.33	Site Subscription Addendum, dated December 19, 1997, between Harris Semiconductor Sector of Harris and Cadence Design Systems, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1).

10.34	HMCD—HSS Memorandum of Agreement, dated March 26, 1999, between Harris Microwave Communication Division and Harris Semiconductor Sector (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1).

10.35	Investment Agency Appointment and Participation Authorization, dated September 3, 1999, between Intersil, Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1).

10.36	Investment Agency Appointment and Participation Authority, dated September 3, 1999, between Intersil Corporation Master Trust and T. Rowe Price Trust Company (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1).

10.37	Investment Advisory Agreement (Equity Growth Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1).

10.38	Investment Advisory Agreement (Equity Income Fund), dated September 3, 1999, between T. Rowe Price Associates, Inc. and Intersil Corporation Retirement Committee (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1).

Exhibit No.	Description
10.39	Intersil Corporation Retirement Plan (Non-Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1).

10.40	Intersil Corporation Retirement Plan (Union), dated September 3, 1999 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1).

10.41	Commercial Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1).

10.42	Military Supply Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1).

10.43	Intellectual Property Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1).

10.44	Asset Transfer Agreement, dated December 3, 1998, by and between Texas Instruments Incorporated and Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-1).

10.45	Military Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1).

10.46	Commercial Asset Purchase Agreement, dated October 23, 1998, by and between Texas Instruments Incorporated, Harris, Harris Advanced Technology (Malaysia) Sdn. Bhd. and Harris Southwest Properties, Inc. (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1).

10.47	Certificate of Leasehold Property for Land Office No. 7668 by Harris Advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1).

10.48	State Lease for Lot No. 7716 by Harris Advanced Technology (Malaysia) Sdn. Bhd. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1).

10.49	Certificate of Leasehold Property for Land Office No. 7666 by Harris advanced Technology (M) Sdn. Bhd. (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1).

10.50	Amendment No. 1, dated as of December 13, 1999, to the Securities Purchase and Holders Agreement by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1/A previously filed by Intersil Corporation on September 5, 2000 (Registration No. 333-44606)).

10.51	Amendment No. 2, dated as of May 31, 2000, to the Securities Purchase and Holders Agreement, by and among Holding, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1/A previously filed by Intersil Corporation on September 5, 2000 (Registration No. 333-44606)).

10.52	Supply Agreement entered into as of June 30, 2000 by and between ChipPAC Limited and Intersil Corporation.*

Exhibit No.	Description
10.53	Intellectual Property Agreement entered into as of June 30, 2000 between Intersil Corporation and ChipPAC Limited.*

10.54	Intersil Corporation 1999 Equity Compensation Plan, effective as of August 13, 1999 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K, 2000).

10.55	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.56	Amendment No. 3, dated as of September 20, 2000, to the Securities Purchase and Holders Agreement by and among Intersil, Sterling Holding Company, LLC, Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, September 29, 2000).

10.57	Employment Agreement, dated as of May 10, 2002, between Intersil and Gregory L. Williams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.58	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.59	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.60	Amendment No. 1 to Employment Agreement, dated as of April 25, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.61	Retention Bonus Letter, dated April 17, 2002, between Intersil and Daniel J. Heneghan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.62	Form of Executive Change in Control Severance Benefits Agreement between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.63	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.64	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.65	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.66	Amendment No. 4, dated as of April 2, 2002, to the Securities Purchase and Holders Agreement, dated as of August 13, 1999, by and among Intersil (formerly known as Intersil Holding Corporation), Sterling Holding Company, LLC. Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 99.01 to the Current Report on Form 8-K previously filed by Intersil on May 14, 2002).

10.67	Standard Industrial/Commercial Single Tenant Lease dated June 23, 1993, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, August 12, 2002).

Exhibit No.	Description
10.68	First Amendment to Standard Industrial/Commercial Single-Tenant Lease, effective as of May 11, 1996, by and between Elantec and Robert Ruggles (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.69	Elantec 1983 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.70	Elantec 1994 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.71	Elantec 1995 Equity Incentive Plan, as amended, and related documents (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.72	Elantec 1995 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.73	Elantec 2001 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q, August 12, 2002).

14.01	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21.01	Subsidiaries of Intersil Corporation (incorporated by reference to Exhibit 21.01 to the Annual Report on Form 10-K, 2004).

23.02	Consent of Ernst & Young LLP.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential treatment has been requested for portions of this exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as **. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.