Form 10-Q
period 2004-07-02
INTERSIL CORP/DE
filed 2004-08-11
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on August 9, 2004:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	150,523,347

INTERSIL CORPORATION

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarter Ended July 2, 2004 and July 4, 2003 and the Two Quarters Ended July 2, 2004 and July 4, 2003	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarter Ended July 2, 2004 and July 4, 2003 and the Two Quarters Ended July 2, 2004 and July 4, 2003	2

	Unaudited Condensed Consolidated Balance Sheets as of July 2, 2004 and January 2, 2004	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended July 2, 2004 and July 4, 2003	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Two Quarters Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
	(Unaudited) (in thousands, except per share and share amounts)		(Unaudited) (in thousands, except per share and share amounts)
Revenue
Product sales	$144,194	$125,498	$281,623	$241,090
Costs, expenses and other income
Cost of product sales (a)	61,636	55,472	120,758	105,324
Research and development (b)	26,712	22,880	51,327	43,875
Selling, general and administrative (b)	22,125	22,325	43,667	44,655
Amortization of purchased intangibles	1,198	1,792	2,363	3,576
Amortization of unearned stock based compensation (b)	1,594	2,907	3,146	6,259
Impairment of long-lived assets	—	—	27,010	—
Restructuring	—	—	—	1,273
(Gain) on sale of certain operations disposed during 2001	—	—	—	(1,428)

Operating income	30,929	20,122	33,352	37,556
Gain on sale of investments	—	592	3,799	592
Interest income, net	3,513	2,003	6,602	4,171

Income from continuing operations before income taxes	34,442	22,717	43,753	42,319
Income tax provision (benefit) from continuing operations	7,198	5,168	(6,594)	10,394

Income from continuing operations	27,244	17,549	50,347	31,925
Discontinued operations
Income (loss) from discontinued operations before income taxes	—	(7,804)	6,938	(8,871)
Income tax provision from discontinued operations	—	10,505	2,693	10,098

Income (loss) from discontinued operations	—	(18,309)	4,245	(18,969)

Net income (loss)	$27,244	$(760)	$54,592	$12,956

Basic income per share:
Income from continuing operations	$0.20	$0.12	$0.37	$0.23
Income (loss) from discontinued operations	—	(0.13)	0.03	(0.14)

Net income (loss)	$0.20	$(0.01)	$0.40	$0.09

Diluted income per share:
Income from continuing operations	$0.19	$0.12	$0.36	$0.23
Income (loss) from discontinued operations	—	(0.13)	0.03	(0.14)

Net income (loss)	$0.19	$(0.01)	$0.39	$0.09

Weighted average common shares outstanding (in millions):
Basic	137.6	136.9	137.8	136.9

Diluted	139.9	141.2	140.1	141.0

Dividends declared per common share	$0.03	$—	$0.06	$—

(a) Cost of product sales includes the following:
Amortization of unearned compensation	$—	$484	$—	$1,020

(b) Amortization of unearned compensation is excluded from the following:
Research and development	$541	$955	$1,244	$2,198

Selling, general and administrative	$1,053	$1,952	$1,902	$4,061

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended		Two Quarters Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Net income (loss)	$27,244	$(760)	$54,592	$12,956
Other comprehensive income:
Currency translation adjustments	(58)	371	46	416
Reclassification adjustment for realized gains on securities sold	—	—	(1,824)	—
Unrealized gain on available-for-sale securities	—	3,795	—	4,500

Comprehensive income	$27,186	$3,406	$52,814	$17,872

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2004	January 2, 2004
	(Unaudited) (in thousands)
ASSETS
Current assets
Cash and cash equivalents	$611,359	$731,782
Held-to-maturity investments	93,527	87,751
Trade receivables, less allowances ($3,293 as of July 2, 2004 and $6,988 as of January 2, 2004)	84,507	76,713
Inventories	93,832	83,631
Prepaid expenses and other current assets	17,324	10,468
Deferred income taxes	26,188	39,843

Total current assets	926,737	1,030,188
Non-current assets
Property, plant & equipment, less accumulated depreciation ($115,197 as of July 2, 2004 and $105,263 as of January 2, 2004)	112,221	153,410
Goodwill and purchased intangibles, less accumulated amortization	1,090,606	1,090,905
Held-to-maturity investments, less current portion	257,680	144,503
Other long-term investments	8,787	12,227
Deferred income taxes	11,722	9,554
Related party notes	499	499
Other	3,299	7,561

Total non-current assets	1,484,814	1,418,659

Total assets	$2,411,551	$2,448,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$16,467	$16,544
Related party payables	4,385	4,260
Retirement plan accruals	3,529	3,684
Accrued compensation	22,852	22,398
Accrued interest and sundry taxes	4,119	4,142
Deferred distributor income	10,115	12,105
Restructuring and exit costs	3,035	5,770
Litigation accruals	18,360	19,149
Other accrued items	15,921	20,881
Customer deposits	3,036	3,841
Income taxes payable	46,086	83,956

Total current liabilities	147,905	196,730
Shareholders’ equity

Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating preferred stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 140,303,783 shares outstanding at July 2, 2004 and 139,331,417 shares outstanding at January 2, 2004	1,403	1,393
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	2,261,695	2,246,402
Retained earnings	87,224	40,898
Unearned compensation	(8,886)	(8,956)
Accumulated other comprehensive income	616	2,378
Treasury shares, at cost	(78,406)	(29,998)

Total shareholders’ equity	2,263,646	2,252,117

Total liabilities and shareholders’ equity	$2,411,551	$2,448,847

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	July 2, 2004	July 4, 2003
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$50,347	$31,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,268	25,414
Provisions for inventory obsolescence	2,166	683
Restructuring	—	1,273
Gain on sale of equipment	(309)	—
Gain on sale of certain operations	—	(1,428)
Gain on sale of investments	(3,799)	(592)
Impairment of long-lived assets	27,010	—
Deferred income tax expense	9,872	5,344
Net income (loss) from discontinued operations	4,245	(18,969)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(7,900)	—
Changes in assets and liabilities:
Change in net assets held for sale	—	9,556
Trade receivables	(7,795)	(3,323)
Inventories	(12,367)	(10,151)
Prepaid expenses and other current assets	(5,683)	(303)
Trade payables and accrued liabilities	(5,320)	(2,603)
Income taxes	(19,066)	15,389
Other	3,905	(4,417)

Net cash provided by operating activities	56,574	47,798
Investing activities:
Net change in short-term investments	(5,776)	60,841
Purchases of held-to-maturity securities	(118,177)	(160,003)
Proceeds from held-to-maturity securities called by issuer	5,000	80,001
Net proceeds from sale of Wireless Networking product group	(11,935)	—
Proceeds from sale of certain investments	8,673	592
Cash paid for Bitblitz Communications, Inc.	(2,527)	—
Purchase of cost method investments	(3,042)	—
Cash paid for Elantec, net of cash acquired	(1,498)	(4,348)
Proceeds from the sale of property, plant and equipment	2,254	—
Purchases of property, plant and equipment for discontinued operations	—	(2,162)
Purchases of property, plant and equipment	(4,910)	(29,763)

Net cash (used in) investing activities	(131,938)	(54,842)
Financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase program	10,904	6,375
Dividends paid	(8,266)	—
Repurchase of treasury stock	(48,408)	(9,635)

Net cash (used in) financing activities	(45,770)	(3,260)
Effect of exchange rates on cash and cash equivalents	711	136

Net (decrease) in cash and cash equivalents	(120,423)	(10,168)
Cash and cash equivalents at the beginning of the period	731,782	542,766

Cash and cash equivalents at the end of the period	$611,359	$532,598

Supplemental disclosures—Non-cash activities:
Conversion of note receivable to other long-term investments	$1,000	$—

Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$3,304	$1,632

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The Condensed Consolidated Balance Sheet of Intersil Corporation (“Intersil” or the “Company”) as of July 2, 2004, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the periods ended July 2, 2004 and July 4, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at July 2, 2004, and for all periods presented, have been made. The condensed consolidated balance sheet at January 2, 2004, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as amended.

The results of operations for the quarter ended July 2, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Revenue Recognition

Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. The Company generally recognizes sales to North American distributors upon shipment to the end customer. However, during the quarter ended July 2, 2004, the Company placed certain non-strategic parts sold to North American distributors on non-cancelable, non-returnable terms (NCNR) and as a result revenue is now recognized for these sales at the point of shipment to the North American distributors. This resulted in a $2.2 million reduction of deferred distributor income, which was related to products shipped in prior periods that are no longer returnable.

Seasonality

The Company’s high-end consumer and computing markets generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Stock-Based Compensation

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

	Quarter Ended
	July 2, 2004	July 4, 2003
	(in thousands, except per share information)
Net income (loss), as reported	$27,244	$(760)
Add: Stock-based employee compensation included in reported net income, net of tax	1,594	3,444
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,989	13,636

Net income (loss), pro forma	$16,849	$(10,952)

Basic income (loss) per share, pro forma	$0.12	$(0.08)

Diluted income (loss) per share, pro forma	$0.12	$(0.08)

Basic income (loss) per share, as reported	$0.20	$(0.01)

Diluted income (loss) per share, as reported	$0.19	$(0.01)

	Two Quarters Ended
	July 2, 2004	July 4, 2003
	(in thousands, except per share information)
Net income, as reported	$54,592	$12,956
Add: Stock-based employee compensation included in reported net income, net of tax	3,146	7,385
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	26,800	27,808

Net income (loss), pro forma	$30,938	$(7,467)

Basic income (loss) per share, pro forma	$0.22	$(0.05)

Diluted income (loss) per share, pro forma	$0.22	$(0.05)

Basic income per share, as reported	$0.40	$0.09

Diluted income per share, as reported	$0.39	$0.09

Application of FAS 123 would result in a decrease in diluted income per share of $0.07 and $0.07 for the quarter ended July 2, 2004 and the quarter ended July 4, 2003, respectively. Application of FAS 123 would result in a decrease in diluted income per share of $0.17 and $0.14 for the two quarters ended July 2, 2004 and the two quarters ended July 4, 2003, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Options Granted During the Two Quarters Ended
	July 2, 2004	July 4, 2003
Expected volatility	0.680 - 0.695	0.758 – 0.780
Dividend yield	.50%	—
Risk-free interest rate	2.91% - 3.91%	2.84% - 3.45%
Expected life, in years	6 - 7	7

As of April 2004, the Company changed the expiration period of its newly issued options from 10 years to 7 years, thus impacting the options’ expected life as depicted in the table above.

Note B—Inventories

Inventories are summarized below (in thousands):

	July 2, 2004	January 2, 2004
Finished products	$29,072	$25,135
Work in progress	80,386	77,074
Raw materials and supplies	4,589	4,711

	114,047	106,920
Less inventory reserves	20,215	23,289

	$93,832	$83,631

At July 2, 2004 and January 2, 2004, Intersil was committed to purchase $23.2 million and $12.0 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Two Quarters Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Numerator:
Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$27,244	$(760)	$54,592	$12,956
Denominator:
Denominator for basic earnings per share-weighted average common shares	137,618	136,889	137,814	136,853
Effect of dilutive securities:
Stock options	2,002	3,123	2,133	3,055
Warrants	—	1,060	3	1,059
Deferred stock units	265	118	191	61

Denominator for diluted earnings per share-adjusted weighted average common shares	139,885	141,190	140,141	141,028
Basic earnings per share	$0.20	$(0.01)	$0.40	$0.09

Diluted earnings per share	$0.19	$(0.01)	$0.39	$0.09

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

July 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$43,000	< 1
State & municipality issued debt	37,227	< 1
Corporate issued debt	13,300	< 1

Total	$93,527

January 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$69,640	< 1
State & municipality issued debt	11,019	< 1
Corporate issued debt	7,092	< 1

Total	$87,751

The fair market value of these securities as of July 2, 2004 and January 2, 2004 was $93.0 million and $88.6 million, respectively.

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

July 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$247,680	1-3
State & municipality issued debt	10,000	1-3

Total	$257,680

January 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$144,503	1-3

The fair market value of these securities as of July 2, 2004 and January 2, 2004 were $255.0 million and $144.1 million, respectively.

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

Available-for-sale investments consisted exclusively of shares of ChipPAC, Inc. (“ChipPAC”) common stock as of January 2, 2004. During the quarter ended April 2, 2004, Intersil sold all of its holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As a result of this sale, the Company reversed $2.8 million ($1.8 million net of tax) of previously unrealized gains from the accumulated other comprehensive income (loss) line item within shareholders’ equity on the Condensed Consolidated Balance Sheets. Due to changes in the market prices of the ChipPAC common stock, unrealized gains in the amount of $6.9 million ($4.5 million net of tax) and $5.8 million ($3.8 million net of tax) were charged to other comprehensive income during the two quarters and the quarter ended July 4, 2003, respectively.

Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” a portion of its marketable equity securities, which are contained in the “Other long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to equal changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are equal to losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

July 2, 2004

Type of Security	Fair Value ($ in thousands)	Net Unrealized Gains
Mutual fund holdings to fund deferred compensation	$4,745	$168

January 2, 2004

Type of Security	Fair Value ($ in thousands)	Net Unrealized Gains
Mutual fund holdings to fund deferred compensation	$4,545	$111

Cost Method Investments—All investments that are not accounted for as “held-to-maturity”, “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “Other Long-term Investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. The Company held no such investments at January 2, 2004.

In April 2004, the Company made a $1.6 million investment in Primarion, Inc. In June 2004, the Company made a $2.5 million investment in Nulife Technology Corporation. The Nulife investment consisted of the conversion of a $1.0 million note receivable and an additional $1.5 million cash disbursement. Each investment was reviewed for impairment indicators during the quarter ended July 2, 2004 and none were found. As such the Company held approximately $4.1 million in cost method investments at July 2, 2004.

During the quarter ended July 4, 2003, the Company recorded a gain of $0.6 million ($0.4 million net of tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was classified as a gain because the investment had no carrying value since it was sold in a prior period.

Note E—Intangibles

Intangibles are summarized below ($ in thousands):

	July 2, 2004	January 2, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,063,304	$1,062,470
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:
Developed Technology	36,430	35,200
Less accumulated amortization	(5,779)	(3,416)

Total Intangibles	$1,090,606	$1,090,905

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which are 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Condensed Consolidated Statements of Operations. The following table summarizes changes in Intersil’s goodwill balance since January 2, 2004 ($ in thousands):

Goodwill balance as of January 2, 2004	$1,059,121
Goodwill adjustment resulting from the purchase of Elantec	(367)
Goodwill resulting from the purchase of Bitblitz Communications	1,201

Total goodwill as of July 2, 2004	$1,059,955

The decrease to the Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the merger with Elantec. The additional goodwill from the purchase of Bitblitz Communications is discussed in Note R.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock as summarized in the table below (in thousands and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$29,998	1,157,100
Treasury shares repurchased	48,408	2,116,590

Treasury shares as of July 2, 2004	$78,406	3,273,690

Warrants

During the two quarters ended July 2, 2004, 9,259 shares of Class A common stock were issued pursuant to the exercise of outstanding warrants issued in conjunction with the Company’s former 13.25% Senior Subordinated Notes. There are no outstanding warrants remaining as of July 2, 2004.

Dividends

In January 2004, the Board of Directors and the Company declared a common stock dividend, of $0.03 per share, which was paid on February 27, 2004 to shareholders of record as of February 17, 2004. Similarly, in April 2004, the Company declared a common stock dividend, of $0.03 per share, which was paid on May 21, 2004 to shareholders of record as of May 12, 2004. Each dividend paid was approximately $4.1 million.

Class A Common Stock

The tables below summarizes the share activity for the Company’s Class A common stock since January 2, 2004:

Balance as of January 2, 2004	139,331,417
Shares issued under stock option plans	849,956
Shares issued under employee stock purchase plans	113,151
Exercised warrants	9,259

Balance as of July 2, 2004	140,303,783

Deferred Stock Units

On April 1, 2004, the Company issued 143,600 deferred stock units to 9 executives and 6 Board members. On May 14, 2004, the Company issued 6,000 deferred stock units to one Board member. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of stock options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units share in all dividends, currently. The weighted average fair value of the deferred stock units issued during the quarter ended April 2, 2004 was $22.77. The weighted average fair value of the deferred stock units issued during the quarter ended July 2, 2004 was $18.26.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be measured upon issuance and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $3.3 million and $0.1 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during the quarters ended April 2, 2004 and July 2, 2004, respectively. The unearned compensation was calculated by multiplying the closing share price on the day of issuance by the number of deferred stock units issued.

Note G—Sale Of Discrete Power Product Group

During the two quarters ended July 4, 2003, the Company recorded an additional $1.4 million ($0.9 million after tax) gain related to the sale of its Discrete Power product group. The gain resulted from the reduction of accrued exit costs due to favorable contract termination negotiations with software vendors.

Note H—Restructuring Costs Related To The Exit Of Elantec’s Activities

Concurrent with the merger with Elantec, Intersil accrued $7.7 million in costs arising out of the Company’s plan to exit certain activities deployed by Elantec in June 2002. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. This restructuring plan includes employee termination costs, costs incurred in the exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Employee termination costs include involuntary severance payments and outplacement training. Costs to exit the fabrication facility include lease payments on vacated facilities and decommissioning costs required to exit the facility. Decommissioning costs include removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with the Company’s equipment. Costs incurred to eliminate certain sales and marketing activities include the elimination of Elantec-specific web sites and termination of duplicated software contracts and leases for certain sales offices. The restructuring plan was formalized in May 2002 and is currently funded from working capital in accordance with the plan. Of the $7.7 million in restructuring costs within this plan, $0.6 million was recorded during the two quarters ended July 4, 2003 as an adjustment to the severance benefits paid to employees. This adjustment was considered as a purchase price adjustment in determining goodwill. As a result of the merger, 103 Elantec employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. As of July 2, 2004, all of the affected employees had been terminated. The affected fabrication facility has been closed.

Savings from this restructuring are being realized as each of the specific actions are completed in the form of reduced employee expenses, lower depreciation expense and lower operating costs. Specifically, the Company estimates that annual savings of cost of product sales to be approximately $10.1 million, which primarily includes decreased payroll, healthcare costs and depreciation on fixed assets. The Company also estimates that annual savings of selling, general and administrative costs to be approximately $5.1 million, which includes decreased payroll, healthcare costs, sales office lease expenses, advertising expenses and software license expenses. The Company believes there have not been significant variances between the expected savings and actual savings. Below is a summary of the restructuring costs and the remaining accrual ($ in thousands):

	Balance January 2, 2004	Utilizations	Balance July 2, 2004
Employee termination costs	$1,300	$(397)	$903
Milpitas plant closure costs	1,613	(1,102)	511
Sales office closure costs	532	—	532

Total restructuring costs	$3,445	$(1,499)	$1,946

Note I—Other Restructuring

January 2003

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.3 million ($0.8 million net of tax) in continuing operations during the two quarters ended July 4, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of January 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan. Accordingly, no remaining accrual balance existed as of January 2, 2004.

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

August 2003

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through his or her termination date. Thus during fiscal year 2003 and in accordance with SFAS 146, the Company recorded charges of $4.1 million for the portion of severance benefits and lease payments that it was obligated to pay. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of July 2, 2004, 100% of the affected employees had been terminated.

Savings from the restructuring were realized as each of the specific actions were completed. Specifically, the Company estimates that annual savings of cost of product sales are approximately $4.2 million. The Company also estimates that annual savings of research and development expenses are $1.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.6 million. These savings are primarily in the form of decreased payroll, healthcare costs and lease expenses. The Company believes there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of July 2, 2004 will be paid over the 13 months. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in thousands):

	Balance January 2, 2004	Utilizations	Balance July 2, 2004
Employee termination costs	$1,126	$(1,080)	$46
Sales office closure costs	90	(25)	65

Total restructuring costs	$1,216	$(1,105)	$111

Note J—Impairment Of Long-Lived Assets

On March 18, 2004, Intersil announced that it would move all internal volume of its 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. Intersil will focus its Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, the Company recorded an impairment of $26.6 million ($16.5 million net of tax) during the two quarters ended July 2, 2004 on certain production equipment that is currently used to produce the 0.6-um wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. The majority of the assets will be held and used until such time that the transfer is complete, thus depreciation will continue on the assets. The Company expects to sell or scrap the assets at the conclusion of the process transfer, which the Company estimates to be approximately 6 to 15 months. Certain assets have been classified as held for sale as the Company has ceased using them for production and actively sought a buyer for the equipment. Also during the two quarters ended July 2, 2004, the Company impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as the Company had no future uses for the asset.

The impairment described above relates to continuing operations and is contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Note K—Discontinued Operations

The Company sold its Wireless Networking product group on August 28, 2003 to Globespanvirata, Inc. with the appropriate authority of the Board of Directors. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company retained the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) during fiscal year 2003. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $19.8 million of patent defense legal fees, $12.2 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, and audit fees. The Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations (see Legal Proceedings). The Company was provided an estimate from the Company’s law firm. Their estimate represented the expected future billings from the law firm to Intersil in order to defend these cases. As of July 2, 2004, the Company had recorded approximately $16.0 million of accruals to cover unpaid transaction costs and patent defense costs. The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) during the two quarters ended July 2, 2004 primarily due to the finalization of the contingent working capital adjustment.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income/(loss) from discontinued operations for the quarter and two quarters ended July 2, 2004 and July 4, 2003, respectively, consists of the following ($ in thousands):

	Quarter Ended		Two Quarters Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Product sales	$—	$56,596	$—	$105,368
Costs of products sales	—	33,546	—	61,545
Research and development	—	13,663	—	28,578
Selling, general and administrative	—	6,478	—	12,336
Amortization of intangible assets	—	627	—	1,253
Amortization of unearned compensation	—	86	—	172
Restructuring	—	—	—	355

Operating income	—	2,196	—	1,129
Loss on investments	—	10,000	—	10,000
Gain from sale of product group	—	—	6,938	—

Income (loss) before taxes	—	(7,804)	6,938	(8,871)
Income tax provision	—	10,505	2,693	10,098

Net income (loss) from discontinued operations	$—	$(18,309)	$4,245	$(18,969)

Note L—Income Taxes

On March 18, 2004, the Internal Revenue Service concluded its audit examination of Intersil related to the 1999 and 2000 tax years. As a result of these audits, the Company recorded a reduction of its tax provision and accrued tax liabilities of $15.7 million during the two quarters ended July 2, 2004.

Note M—Warranties and Indemnifications

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience, tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. For the two quarters ending July 2, 2004, changes in Intersil’s aggregate product warranty liabilities were as follows (in thousands):

Balance as of January 2, 2004	$1,247
Accruals for warranties issued during the period	713
Settlements made, in cash or in kind, during the period	(932)

Balance as of July 2, 2004	$1,028

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

The Company is a defendant in a patent infringement action brought by Ericsson, more fully described in the Legal Proceedings section herein. Harris has indemnified Intersil against any and all losses incurred by Intersil resulting from that action. This indemnification does not expire, nor does it have a maximum amount.

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

Note N—Related Party Transactions

As of July 2, 2004, Intersil held a $0.5 million loan receivable within the non-current section of the balance sheet resulting from a loan made to an employee who is neither the CFO nor CEO. Elantec made the loan prior to the merger as part of an employment offer. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate and is due on April 18, 2007.

Citicorp Venture Capital, Ltd. presently owns an equity interest in both Intersil and ChipPAC. A partner from Citigroup Venture Capital Equity Partners, an affiliate of Citicorp Venture Capital, Ltd., sits on Intersil’s Board of Directors, while one partner from Citigroup Venture Capital Equity Partners sits on ChipPAC’s Board of Directors. Both the Company’s and ChipPAC’s Board of Directors share a common member, who is unaffiliated with Citicorp Venture Capital, Ltd. As described in Note D, the Company previously owned common stock of ChipPAC until its sale in the quarter ended April 2, 2004. Intersil has a supply contract with ChipPAC, under which ChipPAC provides a certain percentage of the Company’s test and package services. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. As of July 2, 2004 and January 2, 2004, the Company had payables of $4.4 million and $4.3 million, respectively. The table below summarizes the purchasing aspect of the Company’s relationship with ChipPAC (in thousands):

	Quarter Ended July 2, 2004	Two Quarters Ended July 2, 2004
Purchases from ChipPAC	$10,578	$19,264

Note O—Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on the Company’s financial position, results of operations or cash flows.

Note P—Legal Matters

The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable to arise and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to reasonably estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. As of July 2, 2004, the Company has accrued $18.4 million in estimated legal costs to defend its positions in these current proceedings.

Note Q—Segment Information

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

Note R—Bitblitz Communications Acquisition

On May 24, 2004, the Company acquired certain assets of Bitblitz Communications, Inc. (“Bitblitz”), a California based non-public business enterprise. Specifically, the Company acquired inventory, fixed assets, intellectual property and developed technology for $2.5 million in cash. In accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the assets purchased qualified as a business, and therefore the acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Bitblitz assets have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date.

As a result of the acquisition, the Company incurred transaction related fees of $27,000, which have been included within the total purchase price. The table below summarizes the components of the purchase price as of July 2, 2004 ($ in thousands):

Cash paid	$2,500
Transaction costs incurred	27

Total purchase price	$2,527

Management performed a preliminary allocation of the total purchase price of Bitblitz to certain of its individual assets and liabilities. Tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1.2 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is deductible for tax purposes. The preliminary purchase price allocation is as follows ($ in thousands):

Property, plant and equipment and inventory	$97
Developed technology	1,229
Goodwill	1,201

Total purchase price	$2,527

Although these estimates were developed with the assistance of an independent third party, management is primarily responsible for the valuation. These estimates are subject to change given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. The developed technology is being amortized over its useful life of four years. This combination was not material to the results of the Company, and accordingly no pro forma information is provided.

According to the terms of the asset purchase agreement, there are contingent consideration payments that could result in 2005 and 2006 based upon revenue targets of certain products purchased from Bitblitz. The maximum contingent consideration is $5.0 million, however due to the rapid technological changes in our industry, an estimate of the eventual payout is not determinable beyond a reasonable doubt. Therefore, it has been excluded from the purchase price above, and none has been accrued as of July 2, 2004. If certain revenue targets are not obtained, no additional consideration will be paid. Should the payments be made, the cash outlay will be included in the purchase price and would result in additional goodwill.

Note S—Subsequent Events

Acquisition

On March 14, 2004, Intersil Corporation announced the signing of a definitive agreement to acquire Xicor, Inc. (“Xicor”). On July 29, 2004 the acquisition closed. Under the terms of the agreement, each Xicor shareholder received the value of $8.00 per share plus 0.335 shares of Intersil Class A common stock. Each Xicor shareholder could elect to receive all cash, stock, or a combination of cash and stock, subject to proration based on the total cash and shares available in the merger. Intersil issued approximately 10.1 million shares of its Class A common stock and paid approximately $241.4 million for all issued and outstanding shares of Xicor. Intersil also assumed Xicor’s outstanding employee stock options and outstanding warrants. This reflects an aggregate purchase price of approximately $517.8 million.

Dividend

The Company’s Board of Directors declared a quarterly dividend of $0.03 per share of common stock in July 2004. Payment of the dividend will be made on August 27, 2004, to shareholders of record as of the close of business on August 17, 2004.

Restructuring

In July 2004, the Company announced the termination of approximately 200 domestic employee positions. The affected positions were largely manufacturing, however they also contained marketing and general and administrative positions. All actions are expected to be completed by the end of 2004. The restructuring plan is expected to result in approximately $14.0 million in annual savings in the form of reduced salaries, employment taxes and healthcare costs. As a result of the restructuring plan, the Company expects to record a charge of approximately $6.0 million in the third quarter of 2004 related to the severance costs afforded the affected employees.

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

Overview

We design, develop, manufacture and market high performance integrated circuits. We believe our product portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, computing, communications and industrial.

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

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Two Quarters Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
	($ in thousands)
Revenue	100.0%	100.0%	100%	100%

Costs, expenses and other income
Cost of product sales	42.7	44.2	42.9	43.7
Research and development	18.5	18.2	18.2	18.2
Selling, general and administrative	15.3	17.8	15.5	18.5
Amortization of purchased intangibles	0.8	1.4	0.8	1.5
Amortization of unearned stock-based compensation	1.1	2.3	1.1	2.6
Impairment of long-lived assets	—	—	9.6	—
Restructuring	—	—	—	0.5
(Gain) on sale of certain operations disposed during 2001	—	—	—	(0.6)

Operating income	21.4	16.0	11.8	15.6
Gain on investments	—	0.5	1.3	0.2
Interest income, net	2.4	1.6	2.3	1.7

Income from continuing operations before income taxes	23.9	18.1	15.5	17.6
Income taxes (benefit) from continuing operations	5.0	4.1	(2.3)	4.3

Income from continuing operations	18.9	14.0	17.9	13.2

Discontinued operations
Income (loss) from discontinued operations, including gain from disposal, before income taxes	—	(6.2)	2.5	(3.7)
Income taxes from discontinued operations	—	8.4	1.0	4.2

Income (loss) from discontinued operations	—	(14.6)	1.5	(7.9)

Net income (loss)	18.9%	(0.6)%	19.4%	5.4%

Note:  Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the quarter ended July 2, 2004 increased $18.7 million or 14.9% to $144.2 million from $125.5 million during the quarter ended July 4, 2003. The increase in net sales was primarily due to a $17.3 million increase in demand for communication related products and an $8.3 million increase in demand for high-end consumer related products. We also experienced a $3.2 million increase in demand for industrial related products. This was offset by a $10.1 million decline in computing products due to seasonality in the computer market during the first two quarters of the year. In aggregate, a 10.6% increase in unit demand increased net sales by $13.5 million. Additionally, a 3.9% increase in average selling prices (ASP’s), driven by a stronger mix of general purpose standard products, increased net sales by $5.2 million. Geographically, 57.9%, 26.9% and 15.2% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended July 2, 2004 as compared to 58.7%, 27.6% and 13.7% during the quarter ended July 4, 2003.

Revenue from continuing operations for the two quarters ended July 2, 2004 increased $40.5 million or 16.8% to $281.6 million from $241.1 million during the two quarters ended July 4, 2003. The increase in net sales was primarily due to a $25.3 million increase in demand for communication related products and a $22.4 million increase in demand for high-end consumer related products. We also experienced a $3.4 million increase in demand for industrial related products. This was offset by a $10.6 million decline in computing products due to seasonality in the computer market during the first two quarters of the year. In aggregate, a 20.6% increase in unit demand increased net sales by $48.9 million. This was partially offset by a 3.1% decline ASP’s, which caused sales to decline by $8.4 million.

We sell our products to customers in a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, Korea, Thailand, United Kingdom and Belgium as well as others with less volume. Sales to customers in the United States comprised approximately 24.5% of the revenue, followed by China with 21.3% and Taiwan with 14.9% during the quarter ended July 2, 2004. Significant customers in the United States include two of our major distributors, who accounted for 22.2% and 10.6% of our revenues in the region, respectively. Also, during the quarter ended July 2, 2004, we made significant sales to one distributor that supports customers in Taiwan and China. This distributor comprised approximately 60.7% of our sales to Taiwan and 3.3% of our sales to China.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended July 2, 2004, gross profit from continuing operations increased 17.9% or $12.6 million to $82.6 million from $70.0 million during the quarter ended July 4, 2003. For the two quarters ended July 2, 2004, gross profit from continuing operations increased 18.5% or $25.1 million to $160.9 million from $135.8 million. The increase in gross profit was primarily due to an increase in revenue, which increased gross profit by $10.4 million and $22.8 million for the quarter ended July 2, 2004 and the two quarters ended July 2, 2004, respectively. During the quarter ended April 2, 2004, we announced our intention to move our internal sub-micron manufacturing to IBM’s Burlington facility and focus our remaining internal manufacturing on our analog products fabricated on greater than 1-um proprietary processes. This action, combined with a shift in demand to higher margin, general-purpose standard products, led to an additional improvement in gross profit of $2.1 million and $2.3 million for the quarter ended July 2, 2004 and the two quarters ended July 2, 2004, respectively. As a percentage of sales, gross margin from continuing operations was 57.3% and 57.1% during the quarter ended July 2, 2004 and the two quarter ended July 2, 2004, respectively, compared to 55.8% and 56.3% during the quarter ended July 4, 2003 and the two quarters ended July 4, 2003 respectively.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased $3.8 million (16.8%) and $7.5 million (17.0%) to $26.7 million and $51.3 million during the quarter ended July 2, 2004 and the two quarters ended July 2, 2004, respectively, from $22.9 million and $43.9 million during the quarter ended July 4, 2003 and the two quarters ended July 2, 2004, respectively. As a percent of sales, R&D increased slightly from 18.2% to 18.5% in the quarter ended July 2, 2004. The increase in spending is primarily driven by an increase in labor expenses due to increased headcount.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A costs from continuing operations decreased by $0.2 million (0.9%) and $1.0 million (2.2%) for the quarter ended July 2, 2004 and the two quarters ended July 2, 2004, respectively. As a percentage of sales, SG&A costs decreased to 15.3% and 15.5% for the quarter ended July 2, 2004 and the two quarters ended July 2, 2004, respectively, from 17.8% and 18.5% for the quarter ended July 2, 2004 and the two quarters ended July 2, 2004 respectively. The decrease in spending is primarily due to workforce reductions taken during 2003.

Amortization

Amortization of intangible assets from continuing operations decreased by $1.2 million to $2.4 million during the two quarters ended July 2, 2004 from $3.6 million during the two quarters ended July 4, 2003. Similarly, amortization of intangible assets from continuing operations decreased by $0.6 million to $1.2 million during the quarter ended July 2, 2004 from $1.8 million during the quarter ended July 4, 2003. These decreases in amortization expense are due to the impairment of purchased intangibles during the third quarter of 2003. Definite lived assets are being amortized over their useful lives ranging from 4 to 11 years. The addition of developed technology resulting from the purchase of Bitblitz Communications, Inc. will increase amortization by approximately $0.1 million per quarter beginning in the third quarter of 2004.

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2003, we concluded that the fair value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience an impairment on this balance. We will perform this same analysis of the goodwill balance as of our third quarter balance sheet date.

Unearned Compensation

Amortization of unearned compensation from continuing operations (including the portion within cost of product sales in 2003) decreased to $3.1 million during the two quarters ended July 2, 2004 from $7.3 million during the two quarters ended July 4, 2003. Similarly, amortization of unearned compensation from continuing operations (including the portion within cost of product sales in 2003) decreased to $1.6 million during the quarter ended July 2, 2004 from $3.4 million during the quarter ended July 4, 2003. These decreases are due to the timing of the vesting schedule of stock options resulting from the Elantec Semiconductor, Inc. (“Elantec”) merger.

Impairment of Long-Lived Assets

On March 18, 2004, we announced that we will move all internal volume of our 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. Intersil will focus its entire Palm Bay, Florida manufacturing capacity on standard analog products fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing locations, we recorded an impairment of $26.6 million ($16.5 million net of tax) on certain production equipment that is currently used to produce the 0.6-micron (um) wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined using current market prices for such equipment. The majority of the assets will be held and used until such time that the transfer is complete, thus depreciation will continue on the assets. We expect to sell or scrap the assets at the conclusion of the process transfer, which we estimate to be approximately 6 to 15 months. Certain assets have been classified as held for sale as we have ceased using them for production and have actively sought a buyer for the equipment.

Also during the two quarters ended July 2, 2004, we recognized an impairment loss on a non-current prepaid asset of $0.4 million relating to a deposit we made on inventory to be delivered at a later date. However, the product for which the deposit was made is no longer going to be developed by us due to changes in our product roadmap. Accordingly, we impaired this prepayment for 100% of its carrying value.

Gain on Investments

During the two quarters ended July 2, 2004, we sold all of our holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As a result of this sale, we recognized $2.8 million ($1.8 million net of tax) of unrealized gains previously recorded in the other comprehensive income line item of shareholders’ equity in the Condensed Consolidated Balance Sheets. During the quarter ended July 4, 2003, we recorded a gain of $0.6 million ($0.4 million net of tax) from the release of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was calculated as the gain as the investment had no carrying value as it had been sold in a prior period.

Gain on Sale of Discrete Power Group

On March 16, 2001, we sold the assets of our Discrete Power product group to Fairchild Semiconductor International, Inc. (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group. As a result of the sale, we recognized a gain of $168.4 million ($81.8 million after tax) during fiscal year 2001. During the two quarters ended July 4, 2003, we recorded an additional $1.4 million ($0.9 million after tax) gain reflecting the reduction of accrued exit costs due to favorable contract renegotiations with software vendors. This product group did not meet the criteria for classification as a discontinued operation.

Interest Income/Expense

Net interest income increased to $6.6 million during the two quarters ended July 2, 2004 from $4.2 million during the two quarters ended July 4, 2003. Similarly, net interest income increased to $3.5 million during the quarter ended July 2, 2004 from $2.0 million during the quarter ended July 4, 2003. These increases are due to an increase in our overall cash and investment balances, specifically in held-to-maturity investments. Additionally, we recorded interest income of $0.3 million during the quarter ended July 2, 2004 related to a past due amount from the Internal Revenue Service (“IRS”).

Tax Expense

Our effective tax rate on income from continuing operations for the two quarters ended July 2, 2004 of negative (15.1)% differs from our tax rate for the quarter ended July 4, 2003 of 24.6% due primarily to the tax gain recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, higher sales in lower tax jurisdictions and an increase in our interest from tax-exempt versus taxable investments also contributed to the difference.

In determining net income, we make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

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

Backlog

Our sales are generally made pursuant to cancelable orders that are typically booked from one to six months in advance of delivery. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at July 2, 2004 of $84.1 million compared to $83.6 million at January 2, 2004. Although not always the case, backlog can be an indicator of revenue performance for the next two quarters.

Seasonality

The high-end consumer and computing markets generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Business Outlook

On July 29, 2004, we announced our expectation for third quarter revenue to be between $154 million and $160 million, driven by the continued demand for our products, primarily in the computing and high end consumer markets, as well as the addition of Xicor to our business. We will include approximately two months of Xicor’s third quarter revenue in our third quarter revenue due to the timing of the closing of the merger on July 29, 2004.

Restructurings

January 2003

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, we expensed $1.3 million ($0.8 million net of tax) in continuing operations during the two quarters ended July 4, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of July 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

Savings from the restructuring began to be realized in the form of reduced employee expenses and lower operating costs as each of the specific actions was completed. Specifically, we estimate that annual savings of cost of product sales are approximately $0.2 million. We also estimate that annual savings of research and development expenses are $0.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.1 million. These savings are in the form of decreased payroll and healthcare costs. We believe there have not been significant variances between the planned savings and actual savings.

August 2003

In August 2003, we announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with us through his or her termination date. Thus during fiscal year 2003 and in accordance with SFAS

146, we recorded charges of $4.1 million for the portion of severance benefits and lease payments that we were obligated to pay. None of the charge is contained in the quarters presented in this filing. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of July 2, 2004, 100% of the affected employees had been terminated

Savings from the restructuring began to be realized as each of the specific actions was completed. Specifically, we estimate that annual savings of cost of product sales are approximately $4.2 million. We also estimate that annual savings of research and development expenses are $1.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. We believe there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of July 2, 2004 will be paid over the remaining sales office lease terms, which are not longer than 13 months.

Off-Balance Sheet Arrangements

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers and other miscellaneous expense items. We utilize standby letters of credit primarily to secure accounts with certain vendors. These standby letters of credit have annual renewals. With the exception of our inventory purchase order commitments, our off-balance sheet items have not changed significantly from January 2, 2004. At July 2, 2004, we have committed to purchase $23.2 million of inventory from suppliers.

We do not have any unrecorded guarantees that would materially affect our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; potential acquisitions; and our treasury repurchase and dividend programs. We believe that we have the financial resources necessary to meet our business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of July 2, 2004, our total shareholders’ equity was $2,263.6 million. We also held $704.9 million in cash and current held-to-maturity investments, as well as $257.7 million in non-current held-to-maturity investments.

Net cash provided by operating activities during the two quarters ended July 2, 2004 was $56.6 million. This was primarily due to operating income excluding impairments, amortization and depreciation of long-lived assets of $81.6 million less $31.2 million in cash used on components of working capital including accounts receivable, inventory, prepaid assets and accounts payable. Net cash used by investing activities for the two quarters ended July 2, 2004 was $131.9 million. We continue to invest in held-to maturity investments, including $118.2 million during the two quarters ended July 2, 2004, to improve our yields on cash and investments. During the two quarters ended July 2, 2004 we received a final payment of $7.9 million for the settlement of the working capital adjustment related to the sale of our Wireless Networking product group. This was offset by tax payments related to the gain on the sale as well as certain other transaction costs. During the same time period, we received $8.7 million in proceeds from the sale of our investment in ChipPAC. Also during the two quarters ended July 2, 2004, we spent $2.5 million and $3.0 million on the acquisition of Bitblitz Communications and our cost method investments, respectively. Net cash used by financing activities during the two quarters ended July 2, 2004 was $45.8 million resulting primarily from the purchase of treasury shares offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. We estimate our warranty reserves based on historical warranty experience. Our warranty reserves for the period ended July 2, 2004 were $1.0 million.

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

We have separately classified on the face of the balance sheet our current portion of held-to-maturity investments, which consists of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified the 2003 cash flow information to conform to the current classification.

Working Capital

Trade accounts receivable, less the allowances increased by $7.8 million to $84.5 million at July 2, 2004 from $76.7 million at January 2, 2004. This change was caused by our increased sales during the interim. We granted payment terms outside of their standard terms to customers on approximately $0.3 million of shipments during the quarter ended July 2, 2004. Inventories increased by $10.2 million to $93.8 million at July 2, 2004 from $83.6 million at January 2, 2004 to build buffer stock inventory in anticipation of our seasonally strong third and fourth quarters. Our income taxes payable decreased by 45%, from $84.0 million at January 2, 2004 to $46.1 million at July 2, 2004 due to tax payments associated with the gain on the sale our Wireless Networking product group and the conclusion of our 1999 and 2000 IRS audits.

Certain reclassifications have been made to move $5.9 million of certain sales reserves into the trade accounts receivable valuation allowances within the January 2, 2004 balance sheet to conform to the current presentation. This change was made to provide more useful information concerning the net realizable value of our trade receivables. The reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns as well as sales volume. These reserves decreased 49% to $3.0 million at July 2, 2004 from $5.9 million at January 2, 2004. This decrease was driven primarily by credits issued for rebates.

Capital Expenditures

Capital expenditures were $4.9 million for the two quarters ended July 2, 2004 and $31.9 million for the two quarters ended July 4, 2003. During the first quarter of 2003, the majority of our capital spending was made to facilitate the expansion of our fabrication facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities, as well as general manufacturing capacity increases. We believe the transfer of production processes from Milpitas to Palm Bay will reduce manufacturing costs. The decrease in capital spending is also attributable to our increasing use of outside foundry producers.

Dividends

In January 2004, our Board of Directors and management declared a common stock dividend, of $0.03 per share, which was paid on February 27, 2004 to stockholders of record as of February 17, 2004. Similarly, in April 2004, we declared a common stock dividend, of $0.03 per share, which was paid on May 21, 2004 to stockholders of record as of May 12, 2004. Each dividend paid was approximately $4.1 million.

Treasury Share Repurchase Program

We have a treasury stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $130.5 million had been repurchased as of July 2, 2004. The program was set to expire on September 26, 2002, but by a vote of the Board of Directors it has been extended through December 2004. During the two quarters ended July 2, 2004, we, as authorized by our Board of Directors, repurchased 2,116,590 shares of our Class A common stock at an approximate cost of $48.4 million. As of July 2,

2004, we held 3,273,690 shares of treasury stock at a cost of $78.4 million. The table below summarizes this activity (in thousands and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$29,998	1,157,100
Treasury shares repurchased	48,408	2,116,590

Treasury shares as of July 2, 2004	$78,406	3,273,690

Transactions with Related and Certain Other Parties

We hold a loan receivable within the other assets section in our balance sheet resulting from a loan made to one of our employees who is neither the CFO or CEO. The loan, which totaled $0.5 million at July 2, 2004, was made by Elantec prior to the merger as part of employment offers. The loan is a recourse loan, and the security is in the form of a second trust deed on the employee’s real property. The loan earns interest in excess of the Prime Rate. This loan was repaid in full on August 11, 2004.

We have a contract in place with ChipPAC in which ChipPAC provides us with testing and packaging services for a fee, subject to certain limits and exceptions. This commitment expires June 30, 2005. We had $4.4 million and $4.3 million of trade accounts payable to ChipPAC as of July 2, 2004 and January 2, 2004, respectively. All of our obligations under this agreement are paid in cash and are the result of arms-length transactions. Purchases under this contract during the quarter ended and the two quarters ended July 2, 2004 totaled $10.6 million and $19.3 million, respectively. Although we expect our relationship with ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have included our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on our financial condition. The five accounting estimation processes discussed below are the allowance for collection losses on trade receivables, reserves for excess or obsolete inventory, distributor reserves, the assessment of recoverability of goodwill and tax valuation allowances. These estimates involve certain assumptions that if incorrect could create an adverse impact on our operations and financial position. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting policies, because they do not generally require us to make estimates or judgments that are difficult or subjective.

The allowance for collection losses on trade receivables was $0.3 million on gross trade receivables of $87.8 million at July 2, 2004. The allowance for collection losses on trade receivables was $1.1 million on gross trade receivables of $83.7 million at January 2, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which as of July 2, 2004 equaled 0.2% of our gross trade receivable balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

The reserve for excess or obsolete inventory was $20.2 million at July 2, 2004. The reserve for excess or obsolete inventory was $21.2 million at January 2, 2004. The January 2, 2004 inventory balance also had revaluation reserves of $2.1 million representing the difference between our standard inventory and actual inventory cost. No revaluation reserve existed as of July 2, 2004. The reserve for excess or obsolete inventory is used to state our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or re-classified as obsolete. We reserve approximately 40% to 50% of the standard cost of the excess inventory. We believe that 40% to 50% represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory.

Included in the other allowances for trade receivables are reserves for eventual customer credits. This is a combination of distributor, Original Electronic Manufacturer (“OEM”) and warranty reserves. Distributor reserves were $1.4 million and $1.2 million at July 2, 2004 and January 2, 2004, respectively. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor reserves are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Actual price protection and stock rotation changes have historically been within management’s expectations. Reserves for our OEM customers totaled $0.5 million and warranty reserves were $1.0 million as of July 2, 2004.

Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. We generally recognize sales to North American distributors upon shipment to the end customer. However, during the quarter ended July 2, 2004, we placed certain non-strategic parts sold to North American distributors on non-cancelable, non-returnable terms (NCNR) and as a result revenue is now recognized for these sales at the point of shipment to the North American distributors. This resulted in a $2.2 million reduction of deferred distributor income, which was related to products shipped in prior periods that are no longer returnable.

Pursuant to SFAS 142, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives as of December 29, 2001 and found no impairment. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002 and 2003, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units are the High Performance Analog and Elantec product groups because they are each managed by a general manager and have discrete financial information. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At July 2, 2004, our net deferred tax asset amounted to $37.9 million.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have an impact on the our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have an impact on our financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on our financial position, results of operations or cash flows.

Acquisition

On March 14, 2004, we announced the signing of a definitive agreement to acquire Xicor, Inc. (“Xicor”). On July 29, 2004 the acquisition closed. Under the terms of the agreement, each Xicor shareholder received the value of $8.00 per share plus 0.335 shares of Intersil Class A common stock. Each Xicor shareholder could elect to receive all cash, stock, or a combination of cash and stock, subject to proration based on the total cash and shares available in the merger. We issued approximately 10.1 million shares of our Class A common stock and paid approximately $241.4 million in cash for all issued and outstanding shares of Xicor. We also exchanged Xicor’s outstanding employee stock options and outstanding warrants for Intensil options and warrants with the same terms adjusted for the purchase ratio. This reflects an aggregate purchase price of approximately $517.8 million.

Dividend

On July 29, 2004, our Board of Directors declared a quarterly dividend of $0.03 per share of common stock in July 2004. Payment of the dividend will be made on August 27, 2004, to shareholders of record as of the close of business on August 17, 2004.

Restructuring in Third Quarter

In July 2004, we announced the termination of approximately 200 domestic employee positions. The affected positions were largely manufacturing, however they also contained marketing and general and administrative positions. All actions are expected to be completed by the end of 2004. The restructuring plan will result in approximately $14.0 million in annual savings in the form of reduced salaries, employment taxes and healthcare costs. As a result of the restructuring plan, we expect to record a charge of approximately $6.0 million in the third quarter of 2004 related to the severance costs afforded the affected employees.

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

At July 2, 2004, we had open foreign exchange contracts with a notional amount of $10.3 million, which was intended to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for accounting deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the quarter ended and the two quarters ended July 2, 2004 were less than $0.1 million in each period.

During the quarter ended and the two quarters ended July 2, 2004, we purchased and sold $15.8 million and $30.4 million, respectively, of foreign exchange forward and option contracts. The derivatives were also recognized on the balance sheet at their fair value, which was $0.1 million, at July 2, 2004.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at July 2, 2004 would have an impact of approximately $0.2 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 2, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 23, 1998, Harris Corporation (“Harris”), our predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a complaint in the United States District Court for the Eastern District of Texas against Harris for infringement of certain telecommunication patents. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remains in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of the products at issue. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 subscriber line interface circuits (“SLIC”) families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. We have the benefit of an indemnity from Harris for this amount, but the possibility of an injunction exists against future affected SLIC sales. On July 11, 2002, the court granted Harris’ and our post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and we cross-appealed on September 4, 2002 to preserve our rights. On December 9, 2003, the Court of Appeals for the Federal Circuit reversed the District Court’s Final Judgment, finding that Harris and Intersil had not infringed Ericsson’s patent. The matter was remanded to the District Court, where an injunction was issued against Intersil’s sales of certain SLIC products. Intersil and Ericsson have executed an agreement under which Intersil would be licensed under the asserted Ericsson patent. Intersil and Ericsson have jointly submitted a motion to the Court seeking to have the injunction vacated.

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for us improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement agreement has recently been reached between the plaintiffs and all defendant stock issuers. Under that agreement, we would not be required to pay any damages, expenses or litigation costs to the plaintiffs. The settlement agreement has been submitted and awaits court approval.

Agere Systems v. Intersil Corporation; Intersil Corporation v. Agere Systems. On October 17, 2002, Agere Systems, Inc. (Agere) filed suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes U.S. Patent Nos. 5,128,960, 5,420,599, 5,862,182, 6,067,291, 6,404,732B1, and 6,452,958B1 by making, using, selling, offering to sell, and/or importing products that infringe these patents. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs and attorney’s fees. Intersil has filed counterclaims against Agere, including alleging Agere’s infringement of 2 telecommunication and 8 semiconductor technology patents. The discovery phase of the litigation is currently ongoing. A trial has been scheduled for early 2005.

Agere Systems, Inc. v. Intersil Corporation On July 22, 2003, Agere filed a second patent suit against Intersil in the District Court of Delaware. Agere alleges that Intersil infringes U.S. Patent Nos. 6,563,786, 6,323126, 5,227,335, and 5,102,827 by making, using, selling, offering to sell, and/or importing products that infringe these patents. Agere seeks a permanent injunction as well as unspecified actual and treble damages including costs and attorney’s fees. Intersil has filed counterclaims against Agere, including alleging Agere’s infringement of 4 semiconductor technology patents. Intersil has also brought suit against Lucent Technologies, Agere’s customer and former parent, alleging that Lucent infringes 12 semiconductor technology patents. Discovery and a trial date remain to be scheduled.

On October 30, 2002, Intersil Corporation, Intersil Americas Inc., and Intersil Corporation’s subsidiary at that time, Choice-Intersil Microsystems, Inc. (“Choice”), filed a Complaint and associated motion for preliminary injunction (“Motion”) against Agere Systems Inc. (“Agere”), alleging trade secret misappropriation, in the U.S. District Court for the Eastern District of Pennsylvania. The Complaint and Motion alleged trade secret misappropriation by Agere pursuant to a Joint Development Agreement (“JDA”) between Choice and Lucent Technologies, Inc. (“Lucent”), Agere’s former parent. On September 9, 2003, the Court denied the Motion. Plaintiffs have appealed the denial of the Motion to the U.S. Court of Appeals for the Third Circuit (the “Appeal”). Plaintiffs amended the Complaint to add claims against Agere for copyright infringement. In August 2003, Intersil Corporation sold Choice to GlobespanVirata Inc. (“Globespan”). Agere counterclaimed against Intersil Corporation, Intersil Americas Inc., Choice, and Globespan (“Counterclaim Defendants”), alleging against some or all of them trade secret misappropriation, unjust enrichment, declaratory judgment regarding Agere’s alleged rights under the JDA, breach of contract, tortious interference with contract, and copyright infringement, involving alleged acts and omissions before and after Intersil Corporation’s sale of Choice. Agere seeks preliminary and permanent injunctions as well as unspecified actual and treble damages including costs and attorney’s fees. The Counterclaim Defendants have denied such counterclaims. In February 2004, the Court dismissed Intersil Corporation and Intersil Americas Inc. as co-Plaintiffs, leaving Choice as the Plaintiff. Intersil Corporation and Intersil Americas Inc. remain as Counterclaim Defendants. Intersil Corporation and Intersil Americas Inc. have filed a summary judgment motion seeking dismissal of all of Agere’s counterclaims. Agere has filed a summary judgment motion seeking to have Intersil Corporation held liable for copyright infringement. All parties have requested a jury trial on the claims and counterclaims in the lawsuit. A trial will likely be held in late 2004.

Symbol Technologies, Inc. v. Intersil Corporation Symbol Technologies, Inc., an Intersil customer, has filed a civil action against the Company and its subsidiary, Choice-Intersil Microsystems, Inc., Index No. 03-18971, filed July 23, 2003, in the Supreme Court of the State of New York, Suffolk County. Symbol contends that the Company and its subsidiary are liable to Symbol for at least $1.5 million for expenses incurred by Symbol, including attorneys fees, in defending certain patent infringement claims that were asserted against Symbol by Proxim Incorporated in two separate civil actions pending in Federal District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by Intersil hardware and firmware components included in Symbol products, and therefore is subject to indemnity clauses in documents relating to those components. Intersil has filed an answer and is seeking discovery.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, Inc. (“Xicor”), filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, Inc., and Xicor’s directors. The complaint alleges causes of action for breach of fiduciary duty, failure to disclose, and indemnification, arising out of the negotiation of our proposed acquisition of Xicor. Specifically, the complaint alleges that defendants breached fiduciary duties to the Xicor shareholders by agreeing to sell Xicor for an allegedly unfair price while allegedly receiving remuneration not received by other shareholders. The complaint seeks an injunction against Intersil’s acquisition of Xicor, additional disclosures to Xicor shareholders, damages of an unspecified amount and attorneys’ fees. On May 6, 2004, the Court denied Freeport Partners’ motion for a temporary restraining order and expedited discovery. Intersil filed on May 4, 2004, and Xicor and Xicor’s directors filed on May 7, 2004, demurrers to the complaint, arguing that it fails to state an actionable claim against them. On June 4, 2004, Intersil was dismissed with prejudice as a defendant, and on July 9, 2004, the Judge sustained Xicor’s demurrer and also denied the plaintiff’s motion for a preliminary injunction. The Freeport suit was combined with a similar suit filed by Irwin Berlin, to which Intersil was not a named party, and was renamed In re Xicor, Inc. Shareholder Litigation. The plaintiffs in the consolidated suit filed an amended compliant, which does not name Intersil as a party, on August 9, 2004.

In relation to the above matters, we have accrued $18.4 million in estimated legal costs to defend our positions.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We have a treasury stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $130.5 million had been repurchased as of July 2, 2004. The program was set to expire on September 26, 2002, but by a vote of the Board of Directors it has been extended through December 2004. During the two quarters ended July 2, 2004, we, as authorized by our Board of Directors, repurchased 2,116,590 shares of our Class A common stock at an approximate cost of $48.4 million. As of July 2, 2004, we held 3,273,690 shares of treasury stock at a cost of $78.4 million.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 12, 2004 (the “Annual Meeting”) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated March 26, 2004:

(1)	Election of Directors. All eight of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
Gregory L. Williams	119,844,563	2,565,982
Richard M. Beyer	115,073,305	7,337,240
Robert W. Conn	115,141,391	7,269,154
James V. Diller	119,759,914	2,650,631
Gary E. Gist	119,782,832	2,627,713
Jan Peeters	115,114,542	7,296,003
Robert N. Pokelwaldt	115,141,391	7,269,154
James A. Urry	115,124,828	7,285,717

(2)	Proposal for the shareholders to ratify the appointment of Ernst & Young LLP as the independent accountants of the Company.

For	Against	Abstain
106,437,991	15,829,923	142,630

(3)	Proposal to amend the 1999 Equity Compensation Plan.

For	Against	Abstain
84,649,186	18,003,008	156,739

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Description

10.1	Agreement and plan of merger by and among Intersil Corporation and Xicor, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

April 21, 2004: Item 7. Financial Statements and Exhibits. Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Announcement of the Financial Results for the First Quarter of Fiscal 2004.

April 21, 2004: Item 5. Other Events. Listing of Audit Fees.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date: August 11, 2004