Form 10-Q
period 2004-10-01
INTERSIL CORP/DE
filed 2004-11-10
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on November 10, 2004:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	150,523,347

INTERSIL CORPORATION

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Statements of Operations for the Quarter Ended October 1, 2004 and October 3, 2003 and the Three Quarters Ended October 1, 2004 and October 3, 2003 (unaudited)	1

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter Ended October 1, 2004 and October 3, 2003 and the Three Quarters Ended October 1, 2004 and October 3, 2003 (unaudited)	2

	Condensed Consolidated Balance Sheets as of October 1, 2004 (unaudited) and January 2, 2004	3

	Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended October 1, 2004 and October 3, 2003 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
	(Unaudited) (in thousands, except per share and share amounts)		(Unaudited) (in thousands, except per share and share amounts)
Revenue
Product sales	$127,047	$130,531	$408,670	$371,621
Costs, expenses and other income
Cost of product sales (a)	58,953	57,023	179,711	161,971
Research and development (b)	28,727	23,859	80,053	67,734
Selling, general and administrative (b)	23,204	22,155	66,871	66,810
Amortization of purchased intangibles	2,283	1,557	4,647	5,133
Amortization of unearned stock-based compensation (b)	3,378	2,352	6,524	8,987
Impairment loss (gain) on long-lived assets	(500)	12,576	26,510	12,576
Restructuring	6,104	3,019	6,104	4,292
In-process research and development	31,205	—	31,205	—
Other loss	3,440	—	3,440	—
Gain on sale of certain operations disposed during 2001	(901)	—	(901)	(1,428)

Operating income (loss)	(28,846)	7,990	4,506	45,546
(Gain) loss on sale of investments	—	5,804	(3,799)	5,212
Interest income, net	3,659	1,924	10,260	6,095

Income (loss) from continuing operations before income taxes	(25,187)	4,110	18,565	46,429
Income tax provision (benefit) from continuing operations	(654)	1,316	(7,249)	11,709

Income (loss) from continuing operations	(24,533)	2,794	25,814	34,720
Discontinued operations
Income (loss) from discontinued operations before income taxes	(5,846)	28,863	1,092	19,991
Income tax provision (benefit) from discontinued operations	(829)	22,504	1,864	32,602

Income (loss) from discontinued operations	(5,017)	6,359	(772)	(12,611)
Net income (loss)	$(29,550)	$9,153	$25,042	$22,109

Basic income per share:
Income (loss) from continuing operations	$(0.17)	$0.02	$0.19	$0.25
Income (loss) from discontinued operations	(0.04)	0.05	(0.01)	(0.09)

Net income (loss)	$(0.21)	$0.07	$0.18	$0.16

Diluted income per share:
Income (loss) from continuing operations	$(0.17)	$0.02	$0.18	$0.24
Income (loss) from discontinued operations	(0.04)	0.04	(0.01)	(0.08)

Net income (loss)	$(0.21)	$0.06	$0.18	$0.16

Weighted average common shares outstanding (in millions):
Basic	143.0	137.2	139.5	137.3

Diluted	143.0	142.1	142.1	142.2

Dividends declared per common share	$0.07	$0.03	$0.13	$0.03

(a) Cost of product sales includes the following:

Amortization of unearned compensation	$282	$248	$282	$892

(b) Amortization of unearned compensation is excluded from the following:

Research and development	$1,588	$1,032	$2,832	$3,606

Selling, general and administrative	$1,790	$1,320	$3,692	$5,381

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Net income (loss)	$(29,550)	$9,153	$25,042	$22,109
Other comprehensive income (loss):
Currency translation adjustments	(35)	511	11	927
Reclassification adjustment for realized gains on securities sold	—	—	(1,824)	—
Unrealized gain (loss) on available-for-sale securities	—	(1,168)	—	3,332

Comprehensive income (loss)	$(29,585)	$8,496	$23,229	$26,368

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2004	January 2, 2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$278,854	$731,782
Held-to-maturity investments	228,814	87,751
Trade receivables, less allowances ($4,303 as of October 1, 2004 and $6,988 as of January 2, 2004)	80,454	76,713
Inventories, net	99,470	83,631
Prepaid expenses and other current assets	15,278	10,468
Deferred income taxes	34,505	39,843

Total current assets	737,375	1,030,188
Non-current assets
Property, plant & equipment, less accumulated depreciation ($120,358 as of October 1, 2004 and $105,263 as of January 2, 2004)	106,296	153,410
Goodwill and purchased intangibles, less accumulated amortization	1,498,920	1,090,905
Held-to-maturity investments, less current portion	227,431	144,503
Other long-term investments	9,034	12,227
Deferred income taxes	62,288	9,554
Related party notes	—	499
Other	3,742	7,561

Total non-current assets	1,907,711	1,418,659

Total assets	$2,645,086	$2,448,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$21,090	$16,544
Related party payables	4,073	4,260
Retirement plan accruals	3,288	3,684
Accrued compensation	20,244	22,398
Accrued interest and sundry taxes	3,161	4,142
Deferred distributor income	12,469	12,105
Restructuring and exit costs	4,355	5,770
Litigation accruals	20,191	19,149
Other accrued items	37,755	20,881
Customer deposits	2,746	3,841
Income taxes payable	48,405	83,956

Total current liabilities	177,776	196,730

Other liabilities
Long-term portion of capital leases	46	—

Shareholders’ equity

Preferred stock, $.01 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating preferred stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 151,056,879 shares outstanding at October 1, 2004 and 139,331,417 shares outstanding at January 2, 2004	1,509	1,393
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	2,563,026	2,246,402
Retained earnings	47,459	40,898
Unearned compensation	(27,632)	(8,956)
Accumulated other comprehensive income	569	2,378
Treasury shares, at cost	(117,668)	(29,998)

Total shareholders’ equity	2,467,263	2,252,117

Total liabilities and shareholders’ equity	$2,645,086	$2,448,847

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	October 1, 2004	October 3, 2003
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$25,814	$34,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,972	37,897
Provisions for inventory obsolescence	3,243	1,149
Other loss	3,440	—
Restructuring	6,104	4,292
Gain on sale of equipment	(599)	—
Gain on sale of certain operations	(901)	(1,428)
Gain on sale of investments	(3,799)	5,212
In-process research and development expenses	31,205	—
Impairment loss on long-lived assets	26,510	12,576
Deferred income tax expense	2,622	(6,355)
Net income (loss) from discontinued operations	(772)	(12,611)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(7,900)	(61,504)
Other adjustments	—	36,671
Changes in assets and liabilities (net of acquisition):
Trade receivables	1,280	17,543
Inventories	(13,091)	(21,878)
Prepaid expenses and other current assets	(5,049)	(6,375)
Trade payables and accrued liabilities	(849)	(18,789)
Income taxes payable	(15,300)	65,685
Other	5,979	1,441
Net assets held for sale	—	(44,100)

Net cash provided by operating activities	91,909	44,146
Investing activities:
Net change in current held-to-maturity investments	(129,651)	66,031
Purchases of non-current held-to-maturity securities	(139,103)	(197,803)
Calls on held-to-maturity investments	56,175	80,001
Net proceeds from sale of Wireless Networking product group	(13,623)	208,971
Proceeds from sale of certain investments	8,673	104,154
Cash paid for Bitblitz Communications, Inc.	(2,590)	—
Purchase of cost method investments	(3,042)	—
Cash paid for Xicor Inc., net of cash acquired	(235,443)	—
Cash paid for Elantec, net of cash acquired	(1,863)	(2,116)
Proceeds from the sale of property, plant and equipment	5,979	—
Purchases of property, plant and equipment for discontinued operations	—	(3,678)
Purchases of property, plant and equipment	(6,009)	(54,876)

Net cash provided by (used in) investing activities	(460,497)	200,684
Financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase program	16,186	18,232
Dividends paid	(12,664)	—
Repurchase of treasury stock	(87,670)	(21,584)

Net cash used in financing activities	(84,148)	(3,352)
Effect of exchange rates on cash and cash equivalents	(192)	59

Net increase (decrease) in cash and cash equivalents	(452,928)	241,537
Cash and cash equivalents at the beginning of the period	731,782	542,766

Cash and cash equivalents at the end of the period	$278,854	$784,303

Supplemental disclosures—Non-cash activities:
Conversion of note receivable to other long-term investments	$1,000	$—

Common stock issued in acquisition of Xicor, Inc.	$221,454	$—

Additional paid-in capital arising from tax benefit on exercise of non-qualified stock options	$5,693	$7,801

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The Condensed Consolidated Balance Sheet of Intersil Corporation (“Intersil” or the “Company”) as of October 1, 2004, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), and the Condensed Consolidated Statements of Cash Flows for the periods ended October 1, 2004 and October 3, 2003 have been prepared by the Company, and are unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at October 1, 2004, and for all periods presented, have been made. The condensed consolidated balance sheet at January 2, 2004, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2004, as amended.

The results of operations for the quarter ended October 1, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

On July 29, 2004, the Company acquired Xicor, Inc. (“Xicor”) by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The merger was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Unaudited Condensed Consolidated Financial Statements since the acquisition date.

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

During 2004, the Company began to include a portion of unearned stock-based compensation within cost of product sales as indicated on the face of the income statement. These amounts were previously included in amortization of unearned stock-based compensation. This reclassification did not impact earnings or earnings per share calculations. In the Company’s Form 10-Q filed on November 12, 2003, approximately $0.1 million in unearned stock-based compensation amortization from the Company’s discontinued Wireless Networking product group was contained within income from continuing operations for the quarter and three quarters ended October 3, 2003. This amount has been reclassified as an item within discontinued operations in the financial statements within this Form 10-Q. This reclassification did not impact earnings or earnings per share calculations. Similarly, in the Company’s Form 10-Q filed on November 12, 2003, approximately $0.1 million in restructuring expense from the Company’s discontinued Wireless Networking product group was contained within income from continuing operations for the quarter and three quarters ended October 3, 2003. This amount has been reclassified as an item within discontinued operations in the financial statements within this Form 10-Q. This reclassification did not impact earnings or earnings per share calculations.

Revenue Recognition

Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. The Company generally recognizes sales to North American distributors upon shipment to the end customer. However, the Company periodically places certain parts nearing or at the end of their lifecycle on non-cancelable, non-returnable terms (“NCNR”) and as a result revenue is recognized for these sales at the point of shipment to North American distributors.

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

	Quarter Ended
	October 1, 2004	October 3, 2003
	(in thousands, except per share information)
Net income (loss), as reported	$(29,550)	$9,153
Add: Stock-based employee compensation included in reported net income, net of tax	3,620	14,086
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	13,245	16,211

Net income (loss), pro forma	$(39,175)	$7,028

Basic income (loss) per share, pro forma	$(0.27)	$0.05

Diluted income (loss) per share, pro forma	$(0.27)	$0.05

Basic income (loss) per share, as reported	$(0.21)	$0.07

Diluted income (loss) per share, as reported	$(0.21)	$0.06

	Three Quarters Ended
	October 1, 2004	October 3, 2003
	(in thousands, except per share information)
Net income, as reported	$25,042	$22,109
Add: Stock-based employee compensation included in reported net income, net of tax	6,764	21,471
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	36,380	44,019

Net income (loss), pro forma	$(4,574)	$(439)

Basic income (loss) per share, pro forma	$(0.03)	$(0.00)

Diluted income (loss) per share, pro forma	$(0.03)	$(0.00)

Basic income per share, as reported	$0.18	$0.16

Diluted income per share, as reported	$0.18	$0.16

Application of SFAS 123 would result in a decrease in diluted income per share of $0.06 and $0.01 for the quarter ended October 1, 2004 and the quarter ended October 3, 2003, respectively. Application of SFAS 123 would result in a decrease in diluted income per share of $0.21 and $0.16 for the three quarters ended October 1, 2004 and the three quarters ended October 3, 2003, respectively. The

Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

Options Granted During the Three Quarters Ended
	October 1, 2004	October 3, 2003
Expected volatility	0.669 –0.695	0.739 –0.780
Dividend yield	0.50% –0.61%	—
Risk-free interest rate	2.91% –4.19%	2.84% –3.45%
Expected life, in years	6 – 7	7

As of April 2004, the Company changed the expiration period of its newly issued options from 10 years to 7 years, which impacted the options’ expected life as depicted in the table above.

Note B—Inventories

Inventories are summarized below ($ in thousands):

	October 1, 2004	January 2, 2004
Finished products	$25,438	$19,542
Work in progress	69,359	59,961
Raw materials and supplies	4,673	4,128

	$99,470	$83,631

At October 1, 2004 and January 2, 2004, Intersil was committed to purchase $21.2 million and $12.0 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Numerator:
Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$(29,550)	$9,153	$25,042	$22,109
Denominator:
Denominator for basic earnings (loss) per share-weighted average common shares	143,041	137,246	139,534	137,340
Effect of dilutive securities(1):
Stock options	—	3,786	2,267	3,781
Warrants	—	1,013	21	1,036
Deferred stock units	—	79	233	49

Denominator for diluted earnings (loss) per share-adjusted weighted average common shares	143,041	142,124	142,055	142,206
Basic earnings (loss) per share	$(0.21)	$0.07	$0.18	$0.16

Diluted earnings (loss) per share	$(0.21)	$0.06	$0.18	$0.16

(1) The effect of 3,273 dilutive securities was not included in the quarter ended October 1, 2004 as to do so would be antidilutive.

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

October 1, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$175,021	< 1
State & municipality issued debt	35,196	< 1
Corporate issued debt	18,597	< 1

Total	$228,814

January 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$69,640	< 1
State & municipality issued debt	11,019	< 1
Corporate issued debt	7,092	< 1

Total	$87,751

The fair market value of these securities as of October 1, 2004 and January 2, 2004 was $227.5 million and $88.6 million, respectively.

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

October 1, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$222,431	1-3
Corporate issued debt	5,000	1-3

Total	$227,431

January 2, 2004

Type of Security	Amortized Cost ($ in thousands)	Maturity Range (in years)
U.S. Treasury and government debt	$144,503	1-3

The fair market value of these securities as of October 1, 2004 and January 2, 2004 were $226.7 million and $144.1 million, respectively.

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

Available-for-sale investments consisted exclusively of shares of ChipPAC, Inc. (“ChipPAC”) common stock as of January 2, 2004. During the quarter ended April 2, 2004, Intersil sold all of its holdings in ChipPAC. As a result of this sale, the Company reversed $2.8 million ($1.8 million net of tax) during the three quarters ended October 1, 2004, of previously unrealized gains from the accumulated other comprehensive income (loss) line item within shareholders’ equity on the Condensed Consolidated Balance Sheets. Due to changes in the market prices of the ChipPAC common stock, unrealized gains/(losses) in the amount of $(1.8) million ($(1.2) million net of tax) and $5.1 million ($3.3 million net of tax) were charged to other comprehensive income during the quarter and the three quarters ended October 3, 2003, respectively. The Company does not have any available-for-sale securities as of October 1, 2004.

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

October 1, 2004

Type of Security	Fair Value ($ in thousands)	Net Realized Gains ($ in thousands)
Mutual fund holdings to fund deferred compensation	$4,992	$195

January 2, 2004

Type of Security	Fair Value ($ in thousands)	Net Realized Gains ($ in thousands)
Mutual fund holdings to fund deferred compensation	$4,545	$111

Cost Method Investments—All investments that are not accounted for as “held-to-maturity”, “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “Other long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. The Company did not have such investments at January 2, 2004.

In April 2004, the Company made a $1.6 million investment in Primarion, Inc. In June 2004, the Company made a $2.5 million investment in Nulife Technology Corporation. The Nulife investment consisted of the conversion of a $1.0 million note receivable and an additional $1.5 million cash disbursement. Each investment was reviewed for impairment indicators during the quarter ended October 1, 2004 and none were found. As such the Company held approximately $4.1 million in cost method investments at October 1, 2004. The Company reviews its cost method investments quarterly for impairment indicators. This review did not result in adjustments to either investments’ carrying value.

(Gain) Loss on Sale of Investments— During the three quarters ended October 1, 2004, Intersil sold all of its holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

During the quarter ended October 3, 2003, the Company recorded a net loss from investments of $5.8 million. This loss was comprised of two transactions. First, the Company recorded an impairment charge of $13.0 million ($13.0 million after tax) related to an investment, which was accounted for under the cost method of accounting as the Company holds less than 20% ownership and cannot exercise influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The second transaction related to the disposition of 15,462,185 shares of GlobespanVirata common stock, which was sold at a $7.2 million gain ($4.7 million after tax). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value on the date of receipt. The GlobespanVirata common stock represented a portion of the consideration paid by GlobespanVirata to the Company for its Wireless product group (see Note K).

During the three quarters ended October 3, 2003, the Company recorded a gain of $0.6 million ($0.4 million net of tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was classified as a gain because the investment had no carrying value since it was sold in a prior period.

Note E—Intangibles

Intangibles are summarized below ($ in thousands):

	October 1, 2004	January 2, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,450,590	$1,062,470
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:
Developed Technology	58,992	35,200
Less accumulated amortization	(7,803)	(3,416)
Xicor customer backlog	750	—
Less accumulated amortization	(260)

Total Intangibles	$1,498,920	$1,090,905

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Condensed Consolidated Statements of Operations. The following table summarizes changes in Intersil’s goodwill balance since January 2, 2004 ($ in thousands):

Goodwill balance as of January 2, 2004	$1,059,121
Goodwill adjustment resulting from the purchase of Elantec	(2,257)
Goodwill resulting from the purchase of Bitblitz Communications	1,196
Goodwill resulting from the purchase of Xicor	389,181

Total goodwill as of October 1, 2004	$1,447,241

The decrease to the Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the merger with Elantec. Goodwill also decreased by $1.2 million due to the reversal of unused exit cost reserves relating to the Elantec merger. The additional goodwill balances from the purchase of Xicor and the assets of Bitblitz Communications (“Bitblitz”) are discussed in Note S and Note R.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock as summarized in the table below (in thousands and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$29,998	1,157,100
Treasury shares repurchased	87,670	4,457,749

Treasury shares as of October 1, 2004	$117,668	5,614,849

Warrants

During the three quarters ended October 1, 2004, the Company issued warrants to purchase 547,887 of its Class A common stock in conjunction with the Xicor acquisition (Note S). The warrants carry an exercise price of $14.30 per common share. All of these warrants were outstanding as of October 1, 2004.

During the three quarters ended October 1, 2004, the Company issued 9,259 shares of Class A common stock pursuant to the exercise of outstanding warrants issued in conjunction with the Company’s former 13.25% Senior Subordinated Notes. There are no outstanding warrants remaining from this debt issuance as of October 1, 2004.

Dividends

In January 2004, the Company declared a dividend, of $0.03 per share, which was paid on February 27, 2004 to shareholders of record as of February 17, 2004. During April 2004, the Company declared a dividend, of $0.03 per share, which was paid on May 21, 2004 to shareholders of record as of May 12, 2004. During July 2004, the Company declared a dividend, of $0.03 per share, which was paid on August 27, 2004 to shareholders of record as of August 17, 2004. During September 2004, the Company declared a dividend, of $0.04 per share, which is to be paid on November 19, 2004 to shareholders of record as of November 10, 2004. The dividends paid in February 2004 and May 2004 were approximately $4.1 million each. The dividend paid in August was approximately $4.4 million, and the dividend to be paid in November 2004 is recorded as a payable of $5.8 million as of October 1, 2004.

In September 2003, the Board of Directors declared the Company’s first dividend, of $0.03 per share, which was paid on November 24, 2003 to stockholders of record as of November 3, 2003. The dividend paid was approximately $4.2 million.

Class A Common Stock

The tables below summarizes the share activity for the Company’s Class A common stock since January 2, 2004:

Balance as of January 2, 2004	139,331,417
Shares issued for Xicor	10,109,266
Shares issued under stock option plans	1,493,786
Shares issued under employee stock purchase plans	113,151
Exercised warrants	9,259

Balance as of October 1, 2004	151,056,879

Deferred Stock Units

During the quarter and three quarters ended October 1, 2004, the Company issued 36,000 and 165,200 deferred stock units, respectively to executives and Board members. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of stock options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units share in all dividends. The weighted average fair value of the deferred stock units issued during the quarter ended October 1, 2004 was $16.78. The weighted average fair value of the deferred stock units issued during the three quarters ended October 1, 2004 was $21.74.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be measured upon issuance and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $0.6 million and $4.0 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during the quarters ended October 1, 2004 and three quarters ended October 1, 2004, respectively. The unearned compensation was calculated by multiplying the closing share price on the day of issuance by the number of deferred stock units issued. The Company canceled 26,400 previously issued deferred stock units upon the termination of employment of certain executives during the quarter ended October 1, 2004. This resulted in the reversal of $0.6 million in unearned compensation and additional paid-in-capital.

Note G—Sale Of Discrete Power Product Group

The Company recorded an additional $0.9 million ($0.6 million after tax) gain related to the sale of its Discrete Power product group during the quarter ended October 1, 2004. This gain resulted from the reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors. Similarly, during the three quarters ended October 3, 2003, the Company recorded an additional $1.4 million ($0.9 million after tax) gain. This gain resulted from the reduction of accrued exit costs due to favorable contract termination negotiations with software vendors.

Note H—Restructuring Costs Related To The Exit Of Elantec’s Activities

Concurrent with the merger with Elantec, Intersil accrued $7.7 million in costs arising out of the Company’s plan to exit certain activities deployed by Elantec in June 2002. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these costs were considered in the purchase price allocation of the Elantec merger. This restructuring plan includes employee termination costs, costs incurred in the exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Employee termination costs include involuntary severance payments and outplacement training. Costs to exit the fabrication facility include lease payments on vacated facilities and decommissioning costs required to exit the facility. Decommissioning costs include removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with the Company’s equipment. Costs incurred to eliminate certain sales and marketing activities include the elimination of Elantec-specific web sites and termination of duplicated software contracts and leases for certain sales offices. The restructuring plan was formalized in May 2002 and is currently funded from working capital in accordance with the plan. Of the $7.7 million in restructuring costs within this plan, $0.6 million was recorded during the two quarters ended July 4, 2003 as an adjustment to the severance benefits paid to employees. This adjustment was considered as a purchase price adjustment in determining goodwill. During the quarter ended October 1, 2001, the Company reversed $1.1 million of unused exit cost reserves relating to the Elantec merger thus decreasing goodwill. As a result of the merger, 103 Elantec employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. As of October 1, 2004, all of the affected employees had been terminated. The affected fabrication facility has been closed.

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

	Balance January 2, 2004	Utilizations	Reclassified to Goodwill	Balance October 1, 2004
Employee termination costs	$1,300	$(402)	$(847)	$51
Milpitas plant closure costs	1,613	(1,461)	327	479
Sales office closure costs	532	—	(532)	—

Total restructuring costs	$3,445	$(1,863)	$(1,052)	$530

Note I—Other Restructuring Costs

July 2004

In July 2004, the Company announced a restructuring plan to streamline its manufacturing and support functions. The restructuring plan included the termination of employment of approximately 12% of the workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for

Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of October 1, 2004, 84% of the affected employees had been terminated.

Savings from the restructuring are being realized as each of the specific actions is being completed. Specifically, the Company estimates that annual savings of cost of product sales are approximately $8.1 million. The Company also estimates that annual savings of research and development expenses are $2.5 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $4.8 million. These savings are primarily in the form of decreased payroll and healthcare costs. The Company believes there will not be significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of October 1, 2004 will be paid over the next 12 months. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in thousands):

	Balance January 2, 2004	Additions	Utilizations	Balance October 1, 2004
Employee termination costs	$—	$6,104	$(2,398)	$3,706

August 2003

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through his or her termination date. Thus during the quarter ended October 3, 2003 and in accordance with SFAS 146, the Company recorded restructuring charges within continuing operations of $3.0 million for the portion of severance benefits and lease payments that it was obligated to pay. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of October 1, 2004, 100% of the affected employees had been terminated.

Savings from the restructuring were realized as each of the specific actions were completed. Specifically, the Company estimates that annual savings of cost of product sales are approximately $4.2 million. The Company also estimates that annual savings of research and development expenses are $1.1 million. Finally, the Company estimates that annual savings of selling, general and administrative expenses are $2.6 million. These savings are primarily in the form of decreased payroll, healthcare costs and lease expenses. The Company believes there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of October 1, 2004 will be paid over the next 10 months. A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in thousands):

	Balance January 2, 2004	Utilizations	Balance October 1, 2004
Employee termination costs	$1,126	(1,100)	$26
Sales office closure costs	90	(32)	58

Total restructuring costs	$1,216	(1,132)	$84

January 2003

In January 2003, the Company announced a cost reduction initiative including a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.3 million ($0.8 million net of tax) in continuing operations during the three quarters ended October 3, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of January 2, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan. Accordingly, no remaining accrual balance existed as of January 2, 2004.

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

Note J—Impairment Of Long-Lived Assets

On March 18, 2004, Intersil announced that it would move all internal volume of its 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. Intersil will focus its Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, the Company recorded an impairment of $26.6 million ($16.5 million net of tax) during the three quarters ended October 1, 2004 on certain production equipment that is currently used to produce the 0.6-um wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. The majority of the assets will be held and used until such time that the transfer is complete, thus depreciation will continue on the assets. The Company expects to sell or scrap the assets at the conclusion of the process transfer, which the Company estimates to be approximately 3 to 12 months. Certain assets have been classified as held for sale as the Company has ceased using them for production and actively sought a buyer for the equipment. During the quarter ended October 1, 2004, the Company reversed $0.5 million of the impairment on this equipment as the eventual selling price of certain assets exceeded the impaired value by at least that amount. Also during the three quarters ended October 1, 2004, the Company impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as the Company had no future uses for the asset. The impairments described in this footnote pertain to continuing operations and are contained within the caption “Impairment loss (gain) on long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Note K—Discontinued Operations

The Company sold its Wireless Networking product group on August 28, 2003 to GlobespanVirata, Inc. with the appropriate authority of the Board of Directors. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company retained the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) during fiscal year 2003. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $19.8 million of patent defense legal fees, $12.2 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, and audit fees. The Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations (see Legal Proceedings). The Company obtained the estimate from its defense law firm, which represented the expected future billings from the law firm to Intersil in order to defend these cases. As of October 1, 2004, the Company had approximately $20.2 million of accruals related to unpaid or future transaction costs, patent defense costs and settlement costs. The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) during the quarter ended April 2, 2004 primarily due to the finalization of a contingent working capital adjustment.

Intersil reached a settlement with Agere Systems Corporation (Agere) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, Intersil recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the combined condensed financial statements as of October 1, 2004 as part of discontinued operations.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income/(loss) from discontinued operations for the quarter and three quarters ended October 1, 2004 and October 3, 2003, respectively, consists of the following ($ in thousands):

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Product sales	$—	$15,325	$—	$120,693
Costs of products sales	—	16,719	—	78,264
Research and development	—	10,857	—	39,435
Selling, general and administrative	—	4,504	—	16,840
Amortization of intangible assets	—	—	—	1,253
Amortization of unearned compensation	—	112	—	285
Restructuring	—	(154)	—	201
Impairment of long-lived assets	—	15,928	—	15,928

Operating income	—	(32,641)	—	(31,513)
Loss on investments	—	—	—	10,000
Gain from sale of product group	(5,846)	61,504	1,092	61,504

Income (loss) before taxes	(5,846)	28,863	1,092	19,991
Income tax provision	829	22,504	1,864	32,602

Net income (loss) from discontinued operations	$(5,017)	$6,359	$(772)	$(12,611)

Note L—Income Taxes

On March 18, 2004, the Internal Revenue Service concluded its audit examination of Intersil related to the 1999 and 2000 tax years. As a result of these audits, the Company recorded a reduction of its tax provision and accrued tax liabilities of $15.7 million during the three quarters ended October 1, 2004.

On October 4, 2004, President Bush signed the “Working Families Tax Relief Act of 2004,” which retroactively reinstated the federal research tax credit to the June 30, 2004 expiration date. The tax benefit for the quarter ended October 1, 2004 would have been $(2.1) million as opposed to the $(0.7) million benefit recorded had the law been signed prior to the third quarter balance sheet date. In addition, the Company would have recorded approximately a $(0.16) per diluted share loss versus a $(0.17) per diluted share loss from continuing operations for the quarter ended October 1, 2004. This additional tax benefit will be recognized in the quarter ended December 31, 2004.

Note M-Warranties and Indemnifications

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. Typically, the warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience, tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. For the three quarters ending October 1, 2004, changes in Intersil’s warranty accrual are summarized in the following ($ in thousands):

Balance as of January 2, 2004	$1,247
Accruals for warranties issued during the period	2,470
Xicor warranty accrual acquired	245
Settlements made, in cash or in kind, during the period	(2,087)

Balance as of October 1, 2004	$1,875

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

The Company was a defendant in a patent infringement action brought by Telefon AB LM Ericsson (“Ericsson”), more fully described in the Legal Proceedings section herein. Harris had indemnified Intersil against any and all losses incurred by Intersil resulting from that action. This indemnification did not expire, nor did it have a maximum amount. In light of Ericsson and Intersil entering into a license agreement as noted in the Company’s Form 10-Q filed on August 11, 2004, the injunction against Intersil was vacated. The Company recorded a charge of $0.7 million relating to that license agreement in the quater ended October 1, 2004. This charge is contained in the “other loss” line item on the Condensed Consolidated Statements of Operation.

The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated. The accrual and the related expense for known issues were not significant during the periods presented.

Intersil reached a settlement with Agere Systems Corporation (Agere) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, Intersil recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the combined condensed financial statements as of October 1, 2004 as part of discontinued operations.

In certain instances, when we sell product groups, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration, from one to four years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental indemnities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

Note N—Related Party Transactions

During the quarter ended October 1, 2004, Intersil collected a $0.5 million on a loan receivable due from an employee who is neither the CFO nor CEO. Elantec made the loan prior to the merger as part of an employment offer. The loan was a recourse loan, and the security was in the form of a second trust deed on the employee’s real property. The loan earned interest in excess of the Prime Rate and was due on April 18, 2007. The Company currently has no outstanding loans with any officers or directors.

Intersil has a supply contract with ChipPAC, under which ChipPAC provides a certain percentage of the Company’s test and package services. During August 2004, ST Assembly Test Services (“STATS”) merged with ChipPAC to form a combined entity (“STATSChipPAC”). Both the Company’s and STATSChipPAC’s Board of Directors share a common member. As described in Note D, the Company previously owned common stock of ChipPAC, which the Company sold in the quarter ended April 2, 2004. The supply agreement has been assigned to the combined STATSChipPAC entity. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. As of October 1, 2004 and January 2, 2004, the Company had payables to STATSChipPAC of $4.1 million and $4.3 million, respectively. The table below summarizes the purchasing aspect of the Company’s relationship with STATSChipPAC ($ in thousands):

	Quarter Ended October 1, 2004	Three Quarters Ended October 1, 2004
Purchases from STATSChipPAC	$8,422	$27,686

Note O—Recent Accounting Pronouncements

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

On October 13, 2004, the FASB issued an exposure draft of Statement No. 123-R, “Share Based Payment, an amendment of FASB Statements No. 123 and 95.” This change in accounting would replace existing requirements. The statement covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. This proposal has no impact on the fiscal year 2004 financial statements; however it will affect the Company’s financial statements beginning in fiscal year 2005, if adopted. Under the Board’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date.

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

Intersil reached a settlement with Agere Systems Corporation (Agere) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, Intersil recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the combined condensed financial statements as of October 1, 2004 as part of discontinued operations.

Note Q—Segment Information

The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standard No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.”

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

As a result of the acquisition, the Company incurred transaction related fees of approximately $90,000, which have been included within the total purchase price. The table below summarizes the components of the purchase price as of October 1, 2004 ($ in thousands):

Cash paid	$2,500
Transaction costs incurred	90

Total purchase price	$2,590

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

Property, plant and equipment and inventory	$97
In-process research and development	171
Developed technology	1,126
Goodwill	1,196

Total purchase price	$2,590

Although these estimates were developed with the assistance of an independent third party, management is primarily responsible for the valuation. These estimates are subject to change given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. The developed technology is being amortized over its useful life of five years. This combination was not material to the results of the Company, and accordingly no pro forma information is provided.

According to the terms of the asset purchase agreement, there are contingent consideration payments that could result in 2005 and 2006 based upon revenue targets of certain products purchased from Bitblitz. The maximum contingent consideration is $5.0 million, however due to the rapid technological changes in our industry, an estimate of the eventual payout is not determinable beyond a reasonable doubt. Therefore, it has been excluded from the purchase price above, and none has been accrued as of October 1, 2004. If certain revenue targets are not obtained, no additional consideration will be paid. Should the payments be made, the cash outlay will be included in the purchase price and would result in additional goodwill.

Note S—Xicor Acquisition

On July 29, 2004, following receipt of approval of the shareholders of Intersil and Xicor, Intersil acquired Xicor by using Intersil Class A common stock, options to purchase common stock, warrants to purchase common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Consolidated Financial Statements since the acquisition date. Consideration for Xicor consisted of cash, common stock, warrants to purchase common stock and options to purchase common stock. Given the complementary nature of the analog product and power solution lines of Intersil and Xicor, the acquisition, in management’s opinion, will enhance the opportunity to realize Intersil’s strategic objective of achieving greater scale and presence in the semiconductor device industry. Furthermore, combining Intersil and Xicor would provide an opportunity for increased sales to and support of current Intersil and Xicor customers by offering an integrated and broader product line. These reasons contributed to the overall purchase price described below.

Pursuant to the acquisition, each outstanding share of Xicor common stock was converted into 0.335 shares of Intersil Class A common stock and $8.00 cash, without interest. The source of funds for the cash portion of the purchase price was working capital. Under the terms of the asset purchase agreement, Intersil issued 10,109,266 shares of its Class A common stock for 100% of Xicor’s outstanding common stock. The estimated value of Intersil’s Class A common stock was $21.91 per share based on the average closing price of Intersil’s Class A common stock for the five-day period including March 15, 2004 (the first trading day following the announcement of the signing of the definitive acquisition agreement) and the two trading days preceding and succeeding such date.

The Company also reserved 6,270,092 shares of its Class A common stock in exchange for Xicor’s outstanding stock options. Each outstanding option to purchase shares of Xicor common stock was converted into an option to purchase shares of the Company’s Class A common stock using an exchange ratio of 0.82236, which is equal to 0.335 plus the quotient of $8.00 divided by the lower of the closing sales price of Intersil Class A common stock as reported on the NASDAQ National Market on the trading day immediately preceding the date of the acquisition and the average of the high and low sales price of Intersil Class A common stock as reported on the NASDAQ National Market on the trading day immediately preceding the date of the acquisition of $16.42. The Company estimated the fair value of each option as of the acquisition date using the Black-Scholes pricing model.

Intersil also reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for the warrants outstanding to purchase 922,461 shares of Xicor common stock. Under terms of the merger agreement each warrant holder is entitled to receive $8.00 and 0.335 shares of Intersil Class A common stock in exchange for each outstanding Xicor stock warrant with an exercise price of $12.24 per share. The fair value of the stock options and stock warrants to be exchanged has been estimated using the Black-Scholes pricing model based on the closing price of Intersil Class A common stock on July 29, 2004 of $16.67. The following assumptions were used within the context of the Black-Scholes pricing model:

Options
Expected volatility	.680
Dividend yield	0.58%
Risk-free interest rate	3.78%
Expected life, in years	5

Warrants
Expected volatility	.680
Dividend yield	0.58%
Risk-free interest rate	2.16%
Expected life, in years	1

As a result of the acquisition, the Company incurred transaction related fees of $4.0 million. The Company also incurred costs of $0.3 million relating to severance payments to 20 Xicor employees who are to be terminated after the acquisition. Approximately all of this amount remained to be paid to employees as of October 1, 2004. These costs will be paid out over the next six months. Intersil began to formulate its severance plan upon completion of the acquisition, and the plan is considered final. Finally, $22.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the closing sales price of Intersil Class A common stock on July 29, 2004 of $16.67 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income (loss). The vesting periods range from one to four years. The table below summarizes the components of the purchase price ($ in thousands):

Cash paid to Xicor shareholders	$231,683
Intersil Class A common stock issued	221,454
Fair value of stock options and stock warrants issued	75,750
Transaction costs incurred	3,975
Severance payments to Xicor employees	347
Unearned stock-based compensation	(22,265)

Total purchase price	$510,944

Intersil’s management performed an allocation of the total purchase price of Xicor to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $389.2 million has been recorded as goodwill. In accordance with SFAS 142, goodwill is carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is not deductible for tax purposes. The final purchase price allocation is as follows ($ in thousands):

Tangible current assets	$23,316
Tangible long-term assets	1,958
Tangible liabilities	(12,609)
Developed technology	22,664
Acquired in-process research and development	31,034
Customer backlog	750
Deferred taxes	54,650
Goodwill	389,181

Total purchase price	$510,944

The appraisal of the acquired Xicor business identified $31.0 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology and customer backlog, will be amortized over its estimated useful lives of five years and six months, respectively.

In valuing the in-process research and development, the Company used present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 6 to 9 years of after tax cash flow projections depending on the individual project. The Company used a discount rate of 16% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 42% to 67%, and the total cost to complete all projects at the time of the acquisition was approximately $4.5 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of October 1, 2004 are reported below ($ in thousands):

Project	Cost to Complete	Percent Complete	Value Assigned to Project
Digitally controlled potentiometers	$850	58%	$6,930
Central processing unit	400	62%	3,324
Real time clocks	250	50%	1,309
Analog front end	2,025	42%	16,810
Data acquisition	525	65%	1,890
Intellectual property	400	67%	771

Total	$4,450		$31,034

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

The following unaudited pro forma consolidated results of company operations are presented as if the Xicor acquisition occurred on the first day of each period presented below, ($ in thousands, except per share data):

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Product sales	$129,682	$140,989	$435,579	$401,752

Income (loss) from continuing operations	$(26,947)	$(32,555)	$17,288	$(7,665)

Income (loss) from continuing operations per basic share	$(0.18)	$(0.22)	$0.12	$(0.05)

Income (loss) from continuing operations per diluted share	$(0.18)	$(0.22)	$0.11	$(0.05)

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles and the unearned stock-based compensation recorded in conjunction with the acquisition. Included in the pro forma results above are certain infrequent events. These events include the write-off of in-process research and development costs of $31.2 million (included in the periods ending October 1, 2004) and $31.0 million (included in the periods ending October 3, 2003). Included in the quarter and three quarters ended October 1, 2004 are restructuring costs of $6.1 million. Included in the quarter and three quarters ended October 3, 2003 are restructuring costs of $3.0 million and $4.3 million, respectively. Included in the quarter and three quarters ended October 1, 2004 are costs of $3.4 million explained in Note 7. Included in the three quarters ended October 3, 2003 is a gain from the early extinguishment of Xicor’s debt of $2.7 million. Included in the quarter and three quarters ended October 1, 2004 is a gain from the sale of Intersil’s Discrete Power product group of $0.9 million. Included in the three quarters ended October 3, 2003 is a gain from the sale of Intersil’s Discrete Power product group of $1.4 million. Included in the three quarters ended October 1, 2004 is the impairment on long-lived assets of $26.5 million. Included in the quarter and three quarters ended October 3, 2003 is the impairment on long-lived assets of $12.6 million. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

Note T—Other Loss

During the quarter ended October 1, 2004, Hurricanes Frances and Jeanne damaged the Company’s Palm Bay, Florida facilities. The Company began repairs to the facilities during September and expects the majority of the work to be completed by the end of fiscal 2004. The Company recorded $2.7 million in losses related to the reconstruction costs incurred and those contracted for in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other loss” line item on the Condensed Consolidated Statements of Operations resulted from the license agreement that the Company entered into with Ericsson.

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

This Quarterly Report contains statements relating to our expected future results and business trends that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; severe weather; earthquakes; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market integrated circuits for analog signal processing and power management. Our product portfolio addresses applications within the following four end markets: high-end consumer, computing, communications and industrial.

Basis of Presentation

Xicor Acquisition

On March 14, 2004, we announced the signing of a definitive agreement to acquire Xicor, Inc. (“Xicor”). On July 29, 2004 the transaction was closed. Under the terms of the agreement, each Xicor shareholder received the value of $8.00 per share plus 0.335 shares of Intersil Class A common stock. Each Xicor shareholder could elect to receive all cash, stock, or a combination of cash and stock, subject to proration based on the total cash and shares available in the transaction. We issued approximately 10.1 million shares of our Class A common stock and paid approximately $231.7 million in cash (net of cash acquired) for all issued and outstanding shares of Xicor. We also exchanged Xicor’s outstanding employee stock options and outstanding warrants for Intersil options and warrants with the same terms adjusted for the purchase ratio. This reflects an aggregate purchase price of approximately $510.9 million. As the acquisition was accounted for under the purchase method, the results of Xicor have been included in our results since the date of the acquisition.

Discontinued Operations

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the periods indicated:

	Quarter Ended		Three Quarters Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenue	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other income
Cost of product sales	46.4	43.7	44.0	43.6
Research and development	22.6	18.3	19.6	18.2
Selling, general and administrative	18.3	17.0	16.4	18.0
Amortization of purchased intangibles	1.8	1.2	1.1	1.4
Amortization of unearned stock-based compensation	2.7	1.8	1.6	2.4
Impairment loss (gain) on long-lived assets	(0.4)	9.6	6.5	3.4
Restructuring	4.8	2.3	1.5	1.2
In-process research and development	24.6	—	7.6	—
Other loss	2.7	—	0.8	—
Gain on sale of certain operations disposed during 2001	(0.7)	—	(0.2)	(0.4)

Operating income (loss)	(22.7)	6.1	1.1	12.3
(Gain) loss on investments	—	4.4	(0.9)	1.4
Interest income, net	2.9	1.5	2.5	1.6

Income (loss) from continuing operations before income taxes	(19.8)	3.1	4.5	12.5
Income taxes (benefit) from continuing operations	(0.5)	1.0	(1.8)	3.2

Income (loss) from continuing operations	(19.3)	2.1	6.3	9.3

Discontinued operations
Income (loss) from discontinued operations, including gain from disposal, before income taxes	(4.6)	22.1	0.3	5.4
Income taxes provision (benefit) from discontinued operations	(0.7)	17.2	0.5	8.8

Income (loss) from discontinued operations	(3.9)	4.9	(0.2)	(3.4)

Net income (loss)	(23.3)%	7.0%	6.1%	5.9%

Note: Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the quarter ended October 1, 2004 decreased $3.5 million or 2.7% to $127.0 million from $130.5 million during the quarter ended October 3, 2003. The decrease in revenue was primarily a result of a $14.4 million decline in computing products due primarily to inventory adjustments by some of our Asian customers and distributors, and declining unit volumes of the desknotes or transportable platforms. This decrease was partially offset by a $7.1 million increase in consumer related products, a $3.1 million increase in industrial consumer related products and a $0.7 million increase in demand for communication related products. These increases were due both to an increase in demand for these products and the acquisition of Xicor in the third quarter of 2004. In aggregate, unit demand was unchanged. A 2.7% decline in average selling prices (ASPs) decreased net sales by $3.5 million. Geographically, 60.4%, 24.2% and 15.4% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended October 1, 2004 as compared to 63.2%, 24.3% and 12.5% during the quarter ended October 3, 2003.

Revenue from continuing operations for the three quarters ended October 1, 2004 increased $37.1 million or 10.0% to $408.7 million from $371.6 million during the three quarters ended October 3, 2003. The increase in net sales was primarily due to a $26.0 million increase in demand for communication related products and a $29.6 million increase in demand for consumer related products. We also experienced a $6.5 million increase in demand for industrial related products. This was offset by a $25.0 million decline in computing products due primarily to inventory adjustments by some of our Asian customers and distributors, decline in average selling prices, and declining unit volumes of the desknotes or transportable platforms. In aggregate, a 13.8% increase in units due to an increase in demand and the addition of Xicor in the third quarter of 2004, increased net sales by $50.3 million. This was partially offset by a 3.3% decline in ASPs, which caused sales to decline by $13.2 million.

We sell our products to customers in a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, Korea, the United Kingdom, Thailand and the Philippines as well as others with less volume. Sales to customers in the United States comprised approximately 23.8 % of the revenue, followed by China with 14.5%, Taiwan with 14.3%, and Japan with 12.6% during the quarter ended October 1, 2004. Significant customers in the United States include two of our major distributors, which accounted for approximately 17.5% and 14.1 % of our revenues in the region, respectively. In China two customers accounted for 19.8 % and 13.1 % of our revenues in that region, respectively. In Taiwan, one major customer accounted for 70.0% of our revenues in that region. In Japan, one major customer accounted for 76.4 % of our revenues in that region.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended October 1, 2004, gross profit from continuing operations decreased 7.4% or $5.4 million to $68.1 million from $73.5 million during the quarter ended October 3, 2003. Approximately $3.8 million of the decline in gross profit was due to the decline in revenue and $1.7 million of the decline was a result of two hurricanes that impacted our operations in Palm Bay, Florida. These costs consisted primarily of additional paid time off due to the closure of our Palm Bay facilities.

For the three quarters ended October 1, 2004, gross profit from continuing operations increased 9.2% or $19.3 million to $229.0 million from $209.7 million. The increase in gross profit was primarily due to an increase in revenue for the three quarters ended October 1, 2004. As a percentage of sales, gross margin from continuing operations was 53.6% and 56.0% during the quarter ended October 1, 2004 and the three quarters ended October 1, 2004, respectively, compared to 56.3% and 56.4% during the quarter ended October 3, 2003 and the three quarters ended October 3, 2003 respectively.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product and process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased $4.9 million (20.4%) and $12.3 million (18.2%) to $28.7 million and $80.1 million during the quarter ended October 1, 2004 and the three quarters ended October 1, 2004, respectively, from $23.9 million and $67.7 million during the quarter ended October 3, 2003 and the three quarters ended October 3, 2003, respectively. As a percent of sales, R&D increased from 18.3% to 22.6% in the quarter ended October 1, 2004. The increase in spending is primarily driven by an increase in labor expenses due to increased hiring and the addition of Xicor. There was also approximately $0.5 million of spending related to Hurricanes Frances and Jeanne in the quarter ended October 1, 2004. These costs consisted of additional paid time off due to the closure of our Palm Bay facilities.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A costs from continuing operations increased by $1.0 million (4.7%) for the quarter ended October 1, 2004. As a percentage of sales, SG&A costs increased to 18.3% and decreased to 16.4% for the quarter ended October 1, 2004 and the three quarters ended October 1, 2004, respectively, from 17.0% and 18.0% for the quarter ended October 3, 2003 and the three quarters ended October 3, 2003 respectively. The increase in current quarter spending is due to the addition of Xicor, while the three quarter decrease in spending is primarily due to workforce reductions taken during 2003. There was also approximately $0.5 million of spending related to Hurricanes Frances and Jeanne in the quarter ended October 1, 2004. These costs consisted of additional paid time off due to the closure of our Palm Bay facilities.

Amortization of intangible assets from continuing operations increased by $0.7 million to $2.3 million during the quarter ended October 1, 2004 from $1.6 million during the quarter ended October 3, 2003. The addition of developed technology resulting from the purchase of Bitblitz Communications, Inc. and Xicor increased amortization by approximately $0.6 million during the quarter ended October 1, 2004. Amortization of intangible assets from continuing operations decreased by $0.5 million to $4.6 million during the three quarters ended October 1, 2004 from $5.1 million during the three quarters ended October 3, 2003. The decrease in amortization expense is due to the impairment of purchased intangibles during the third quarter of 2003. Definite lived assets are being amortized over their useful lives ranging from 6 months to 11 years.

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2003, we concluded that the fair value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could record an impairment of this balance. We will perform this same analysis of the goodwill balance during the fourth quarter of 2004.

Unearned Stock-Based Compensation

Amortization of unearned compensation from continuing operations (including the portion within cost of product sales) increased to $3.4 million during the quarter ended October 1, 2004 from $2.4 million during the quarter ended October 3, 2003. Amortization of unearned compensation from continuing operations (excluding the portion within cost of product sales) decreased to $6.5 million during the three quarters ended October 1, 2004 from $9.0 million during the three quarters ended October 3, 2003. The increase for the third quarter is due to the addition of $22.3 million of unearned compensation from the acquisition of Xicor Inc., while the decrease for the three quarters ended October 1, 2004 is due to the timing of the vesting schedule of stock options resulting from the Elantec Semiconductor, Inc. (“Elantec”) merger.

Impairment of Long-Lived Assets

On March 18, 2004, we announced that we would move all internal volume of its 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. We will focus our Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, we recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that is currently used to produce the 0.6-um wafers. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. The majority of the assets will be held and used until such time that the transfer is complete, thus depreciation will continue on the assets. We expect to sell or scrap the assets at the conclusion of the process transfer, which we estimate to be approximately 3 to 12 months. Certain assets have been classified as held for sale as we have ceased using them for production and actively sought a buyer for the equipment. During the quarter ended October 1, 2004, we reversed $0.5 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount.

Also during the quarter ended April 2, 2004, we impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as we had no future use for the asset. The impairments described in this footnote pertain to continuing operations and are contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Gain on Investments

During the three months ended October 3, 2003, we recorded a net loss from investments of $5.8 million. This loss was comprised of two transactions. First, we recorded an impairment charge of $13.0 million ($13.0 million after tax) related to an investment, which was accounted for under the cost method of accounting as we hold less than 20% ownership and cannot exercise influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The second transaction related to the disposition of 15,462,185 shares of GlobespanVirata common stock, which was sold at a $7.2 million gain ($4.7 million after tax). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value on the date of the announcement of the transaction. The GlobespanVirata common stock represented a portion of the consideration paid by GlobespanVirata to us for our Wireless product group (see Note K).

During the three quarters ended October 3, 2003, we recorded a net loss from investments of $5.2 million. This loss was comprised of the two transactions described above as well as a gain of $0.6 million ($0.4 million net of tax) from the release of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was classified as a gain because the investment had no carrying value since it was sold in a prior period.

During the quarter ended April 2, 2004, we sold all of our holdings in ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

Gain on Sale of Discrete Power Group

On March 16, 2001, we sold the assets of our Discrete Power product group to Fairchild Semiconductor (“Fairchild”). As a result of the sale we recorded an initial gain of $168.4 million ($81.8 million after tax) during fiscal year 2001. We recorded an additional $0.9 million ($0.6 million after tax) gain related to the sale of our Discrete Power product group during the quarter ended October 1, 2004. This gain was the result of a reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors. Similarly, during the three quarters ended October 3, 2003, we recorded an additional $1.4 million ($0.9 million after tax) gain. This gain was the result of a reduction of accrued exit costs due to favorable contract termination negotiations with software vendors.

Other Loss

During the quarter ended October 1, 2004, Hurricanes Frances and Jeanne damaged our Palm Bay, Florida facilities. We began rehabilitation efforts during September and expect the majority of the work to be completed by the end of fiscal 2004. We recorded $2.7 million in losses related to the reconstruction costs incurred and those contracted in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other loss” line resulted from the license agreement that we entered into with Ericsson.

Interest Income, Net

Net interest income increased to $3.7 million during the quarter ended October 1, 2004 from $1.9 million during the quarter ended October 3, 2003. Similarly, net interest income increased to $10.3 million during the three quarters ended October 1, 2004 from $6.1 million during the three quarters ended October 3, 2003. These increases are due to longer maturities on our held-to-maturity investment balances and increases in short-term interest rates during 2004. Additionally, interest income during the three quarters ended October 1, 2004 includes $0.3 million related to a past due amount from the Internal Revenue Service (“IRS”). This was recorded during the second quarter of 2004.

Tax Expense

Our effective tax rate on income from continuing operations for the three quarters ended October 1, 2004 of negative 39.1% differs from our tax rate for the three quarters ended October 3, 2003 of 25.2% due primarily to the tax gain recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, an increase in our interest from tax-exempt versus taxable investments, and the impact of the in-process R&D charge related to the Xicor acquisition also contributed to the difference.

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

On October 4, 2004, President Bush signed the “Working Families Tax Relief Act of 2004,” which retroactively reinstated the federal research tax credit to the June 30, 2004 expiration date. The tax benefit for the quarter ended October 1, 2004 would have been $(2.1) million as opposed to the $(0.7) million benefit recorded had the law been signed prior to the third quarter balance sheet date. In addition, we would have recorded approximately a $(0.16) per diluted share loss versus a $(0.17) per diluted share loss from continuing operations for the quarter ended October 1, 2004. This additional tax benefit will be recognized in the quarter ended December 31, 2004.

Discontinued Operations

We reached a settlement with Agere Systems Corporation (Agere) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, we recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the combined condensed financial statements as of October 1, 2004 as part of discontinued operations.

Backlog

Our sales are generally made pursuant to cancelable orders that are typically booked from one to six months in advance of delivery. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at October 1, 2004 of $84.8 million compared to $83.6 million at January 2, 2004. Although not always the case, backlog can be an indicator of revenue performance for the next two quarters.

Seasonality

The high-end consumer and computing markets generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Business Outlook

On October 20, 2004, we announced our expectation for the fourth quarter. Based on the current business environment at that time, we expected revenue to be approximately the same as third quarter 2004 revenue.

Restructurings

July 2004

In July 2004, we announced a restructuring plan to streamline our manufacturing and support functions. The restructuring plan included the termination of approximately 12% of our workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, we recorded charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of October 1, 2004, 84% of the affected employees had been terminated.

Savings from the restructuring are being realized as each of the specific actions are completed. Specifically, we estimate that annual savings of cost of product sales are approximately $8.3 million. We also estimate that annual savings of research and development expenses are $2.5 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $4.6 million. These savings are primarily in the form of decreased payroll and healthcare costs. We believe there will not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of October 1, 2004 will be paid over the next 12 months.

August 2003

In August 2003, we announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with us through his or her termination date. Thus during the quarter ended October 3, 2003 and in accordance with SFAS 146, we recorded charges within continuing operations of $3.0 million for the portion of severance benefits and lease payments that we were obligated to pay. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of October 1, 2004, 100% of the affected employees had been terminated

Savings from the restructuring began to be realized as each of the specific actions was completed. Specifically, we estimate that annual savings of cost of product sales are approximately $4.2 million. We also estimate that annual savings of research and development expenses are $1.1 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $2.6 million. These savings are in the form of decreased payroll, healthcare costs and lease expenses. We believe there have not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of October 1, 2004 will be paid over the remaining sales office lease terms, which are not longer than 10 months.

January 2003

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan.

However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, we expensed $1.3 million ($0.8 million net of tax) in continuing operations during the three quarters ended October 3, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all notified employees were located in the United States. As of October 1, 2004, 100% of the affected employees had been terminated. No remaining activities exist with respect to the execution of this plan.

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

Off-Balance Sheet Arrangements

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers and other miscellaneous expense items. We utilize standby letters of credit primarily to secure accounts with certain vendors. These standby letters of credit have annual renewals. Our off-balance sheet items have changed significantly since January 2, 2004 due to the Xicor acquisition. Specifically, we added approximately $6.9 million in future rental payments related to Xicor’s Milpitas, California facility and $0.1 million related to Xicor’s San Diego, California facility. Additionally, our inventory related purchase order commitments as of October 1, 2004 increased by $9.2 million to $21.2 million since January 2, 2004. Our off-balance sheet arrangements did not change significantly outside of these two items.

We do not have any unrecorded guarantees that would materially affect our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue changes; potential acquisitions; and our treasury repurchase and dividend programs. We believe that we have the financial resources necessary to meet our business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of our worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and our potential future acquisitions or strategic investments. As of October 1, 2004, our total shareholders’ equity was $2,472.3 million. We also held $507.7 million in cash and current held-to-maturity investments, as well as $227.4 million in non-current held-to-maturity investments.

Net cash provided by operating activities during the three quarters ended October 1, 2004 was $91.9 million. This was primarily due to income from continuing operations ($25.8 million) excluding non-cash charges such as impairments ($26.5 million), amortization of purchased intangibles ($4.6 million), amortization of unearned stock-based compensation ($6.5 million), in-process research and development charges ($31.2 million) and depreciation of long-lived assets ($22.5 million) less $17.7 million in cash used on components of working capital including accounts receivable, inventory, prepaid assets, and accounts payable. Net cash used by investing activities for the three quarters ended October 1, 2004 was $460.5 million. We spent $235.4 million in cash (net of cash received) for the Xicor acquisition during the three quarters ended October 1, 2004. We continue to invest in held-to maturity investments, including $212.6 million (current and non-current net of calls) during the three quarters ended October 1, 2004, to improve our yields on cash and investments. During the three quarters ended October 1, 2004 we received a final payment of $7.9 million for the settlement of the working capital adjustment related to the sale of our Wireless Networking product group. This was offset by tax payments related to the gain on the sale as well as certain other transaction costs. During the same time period, we received $8.7 million in proceeds from the sale of our investment in ChipPAC. Also during the three quarters ended October 1, 2004, we spent $2.5 million and $3.0 million on the acquisition of Bitblitz Communications and our cost method investments, respectively. Net cash used by financing activities during the three quarters ended October 1, 2004 was $84.1 million resulting primarily from the purchase of treasury shares and the payment of dividends offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future. We changed our per share dividend payout amount as indicated in the relevant section below.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. Typically the warranty period is for one year following shipment. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. We estimate our warranty reserves based on historical warranty experience. Our warranty reserves for the period ended October 1, 2004 were $1.9 million.

In certain instances when we sell product groups or assets, we may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications for tax are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred. The terms for environmental indemnities typically do not expire. All other indemnifications are from one to four years. The maximum potential future payments that we could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. We believe that the maximum potential future payments that we could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated. The accrual and the related expense for known issues during for the quarter and the three quarters ended October 1, 2004 were $0.7 million.

We have separately classified on the face of the balance sheet our current portion of held-to-maturity investments, which consists of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified the 2003 cash flow information to conform to the current classification.

Working Capital

Trade accounts receivable, less the allowances increased by $3.7 million to $80.5 million at October 1, 2004 from $76.7 million at January 2, 2004. This change was caused by the addition of Xicor offset by our improved collections. We did not grant payment terms outside of our standard terms to customers during the quarter ended October 1, 2004. Inventories increased by $15.8 million to $99.5 million at October 1, 2004 from $83.6 million at January 2, 2004 due to the addition of Xicor and our building of buffer stock inventory in anticipation of our seasonally strong third and fourth quarters. Our income taxes payable decreased by 42%, from $84.0 million at January 2, 2004 to $48.4 million at October 1, 2004 primarily due to tax payments associated with the gain on the sale our Wireless Networking product group and the conclusion of our 1999 and 2000 IRS audits.

Certain reclassifications have been made to move $5.9 million of certain sales reserves into the trade accounts receivable valuation allowances within the January 2, 2004 balance sheet to conform to the current presentation. This change was made to provide more useful information concerning the net realizable value of our trade receivables. The reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns as well as sales volume. These reserves decreased 29% to $4.2 million at October 1, 2004 from $5.9 million at January 2, 2004. This decrease was driven primarily by credits issued for rebates.

Capital Expenditures

Capital expenditures were $6.0 million for the three quarters ended October 1, 2004 and $58.6 million for the three quarters ended October 3, 2003. During the first quarter of 2003, the majority of our capital spending was made to facilitate the expansion of our fabrication facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities, as well as general manufacturing capacity increases. We believe the transfer of production processes from Milpitas to Palm Bay will reduce manufacturing costs. The decrease in capital spending is also attributable to our increasing use of outside foundry producers.

Dividends

In January 2004, we declared a common stock dividend, of $0.03 per share, which was paid on February 27, 2004 to shareholders of record as of February 17, 2004. During April 2004, we declared a common stock dividend, of $0.03 per share, which was paid on May 21, 2004 to shareholders of record as of May 12, 2004. During July 2004, we declared a common stock dividend, of $0.03 per share, which was paid on August 27, 2004 to shareholders of record as of August 17, 2004. During September 2004, we declared a common stock dividend, of $0.04 per share, which is to be paid on November 19, 2004 to shareholders of record as of November 10, 2004. The dividends paid in February 2004 and May 2004 were approximately $4.1 million each. The dividend paid in August was approximately $4.4 million, and the dividend to be paid in November 2004 is recorded as a payable of $5.8 million as of October 1, 2004.

In September 2003, our Board of Directors declared our first common stock dividend, of $0.03 per share, which was paid on November 24, 2003 to stockholders of record as of November 3, 2003. The dividend paid was approximately $4.2 million.

Treasury Share Repurchase Program

On September 13, 2004 we announced the approval by our Board of Directors to repurchase $150.0 million of our Class A common stock during the twelve months following the announcement. Our prior repurchase plan of $150.0 million had been fully utilized as of the announcement date of our new plan. During the three quarters ended October 1, 2004, we, as authorized by our Board of Directors, repurchased 4,457,749 shares of our Class A common stock at an approximate cost of $87.7 million. As of October 1, 2004, we held 5,614,849 shares of treasury stock at a cost of $117.7 million. The table below summarizes this activity (in thousands and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of January 2, 2004	$29,998	1,157,100
Treasury shares repurchased	87,670	4,457,749

Treasury shares as of October 1, 2004	$117,668	5,614,849

Transactions with Related and Certain Other Parties

As of January 2, 2004, we held a loan receivable within the other assets section in our balance sheet resulting from a loan made to one of our executives who is neither the CFO nor CEO. The loan, which totaled $0.5 million at July 2, 2004, was made by Elantec prior to the merger as part of employment offers. The loan was a recourse loan, and the security was in the form of a second trust deed on the employee’s real property. The loan earned interest in excess of the Prime Rate. This loan was repaid in full on August 11, 2004. We currently have no outstanding loans with any officers or directors.

We have a contract in place with STATSChipPAC in which they provides us with testing and packaging services for a fee, subject to certain limits and exceptions. This commitment expires June 30, 2005. We had $4.1 million and $4.3 million of trade accounts payable to ChipPAC as of October 1, 2004 and January 2, 2004, respectively. All of our obligations under this agreement are paid in cash and are the result of arms-length transactions. Purchases under this contract during the quarter ended and the three quarters ended October 1, 2004 totaled $8.4 million and $27.7 million, respectively. Although we expect our relationship with STATSChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

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

The allowance for collection losses on trade receivables was $0.6 million on gross trade receivables of $84.8 million at October 1, 2004. The allowance for collection losses on trade receivables was $1.1 million on gross trade receivables of $83.7 million at January 2, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which as of September 1, 2004 equaled 0.2% of our gross trade receivable balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

We record our inventories at the lower of standard cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or re-classified as obsolete. We reserve approximately 40% to 50% of the standard cost of the excess inventory. We believe that 40% to 50% represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory.

Included in the other allowances for trade receivables are reserves for eventual customer credits. This is a combination of distributor, Original Electronic Manufacturer (“OEM”) and warranty reserves. Distributor reserves were $1.2 million and $1.2 million at October 1, 2004 and January 2, 2004, respectively. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor reserves are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Actual price protection and stock rotation changes have historically been within management’s expectations. Reserves for our OEM customers totaled $1.1 million and warranty reserves were $1.9 million as of October 1, 2004.

Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. We generally recognize sales to North American distributors upon shipment to the end customer. However, the Company periodically places certain parts nearing or at the end of their lifecycle on non-cancelable, no-returnable terms (“NCNR”) and as a result revenue is recognized for these sales at the point of shipment to North American distributors.

Pursuant to SFAS 142, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives as of December 29, 2001 and found no impairment. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002 and 2003, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units as of October 1, 2004 are the Analog Signal Processing and Power Management product groups because they are each managed by a general manager and have discrete financial information. With the integration of Xicor, we expect these reporting units to change. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. We have not recognized any impairment losses on goodwill since adopting SFAS 142.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At October 1, 2004, our net deferred tax asset amounted to $96.8 million compared to $49.4 million at January 2, 2004. This increase is primarily due to deferred tax assets recorded as part of the purchase accounting of Xicor associated with their net operating loss carryforwards (“NOLs”). A detailed analysis was performed related to our ability to utilize these NOLs and we have concluded, as discussed above, that these assets will likely be recovered from future taxable income.

Recent Accounting Pronouncements

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

On October 13, 2004, the FASB issued an exposure draft for Statement No. 123-R, “Share Based Payment, an amendment of FASB Statements No. 123 and 95.” This change in accounting would replace existing requirements. The exposure draft covers a wide range of equity-based compensation arrangements and will require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value. This proposal has no impact on the fiscal year 2004 financial statements; however it will affect our financial statements beginning in fiscal year 2005, if adopted. Under the Board’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date.

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

At October 1, 2004, we had open foreign exchange contracts with a notional amount of $6.3 million, which were intended to hedge forecasted foreign cash flows commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for accounting deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the quarter ended and the three quarters ended October 1, 2004 were less than $0.1 million in each period.

During the quarter ended and the three quarters ended October 1, 2004, we purchased and sold $8.2 million and $38.6 million, respectively, of foreign exchange forward and option contracts. The derivatives were also recognized on the balance sheet at their fair value, which was $0.1 million, at October 1, 2004.

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at October 1, 2004 would have an impact of approximately $0.1 million on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Intersil and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Harris v. Ericsson and Telefonaktiebolaget LM Ericsson v. Intersil Corporation

In light of Ericsson and Intersil entering into a license agreement as noted in the Form 10-Q filed on August 11, 2004, the injunction against Intersil was vacated.

In re Xicor, Inc. Shareholder Litigation - The plaintiffs filed an amended Complaint on August 9, 2004 as noted in the Form 10-Q filed on August 11, 2004. A motion to strike and a demurrer were filed on September 13, 2004 on behalf of Xicor. Oral arguments are scheduled for November 30, 2004.

Intersil Corporation, Intersil Americas Inc., & Choice-Intersil Microsystems, Inc. v. Agere Systems, Inc.; Agere Systems, Inc. v. Intersil Corporation; Agere v. Intersil; Intersil v. Agere - Intersil and Agere have entered into a patent cross-license and the parties have released each other from past liability for patent infringement and for claims associated with the trade secret suit. Intersil is paying $8.0 million to Agere, and the parties have requested the applicable Courts to dismiss the three suits with prejudice.

Symbol Technologies, Inc. v. Intersil Corporation Symbol Technologies, Inc. - The Court has denied cross-summary judgment motions filed by both parties. Intersil continues to seek discovery as noted in the 10-Q filed on August 11, 2004.

In relation to the above matters, we have accrued $20.2 million in estimated legal costs to defend our positions and settlement costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2004 we announced the approval by our Board of Directors to repurchase $150.0 million of our Class A common stock during the twelve months following the announcement. Our prior repurchase plan of $100.0 million had been fully utilized as of the announcement date of our new plan. During the three quarters ended October 1, 2004, we, as authorized by our Board of Directors, repurchased 4,457,749 shares of our Class A common stock at an approximate cost of $87.7 million. As of October 1, 2004, we held 5,614,849 shares of treasury stock at a cost of $117.7 million.

Issuer Purchases of Equity Securities

(per Item 703 of Regulation S-K)

Period
Begin	End	(a)	(b)	(c)	(d)
07/03/04	07/30/04	N/A	N/A	N/A	N/A
07/31/04	08/27/04	1,141,159	$17.10	1,141,159	$ —	Plan A
08/28/04	10/01/04	1,200,000	$16.46	1,200,000	$130,249,800	Plan B

Total		2,341,159	$16.77	2,341,159	$130,249,800

(a)	Total Number of Shares Purchased
(b)	Average Price Paid per Share
(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
(d)	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

Footnotes Required

		Plan A	Plan B
(1)	The date each plan or program was announced	September 17, 2003	September 13, 2004

(2)	The dollar amount approved	$100,000,000	$150,000,000

(3)	The expiration date of each plan or program	September 16, 2004	September 12, 2005

(4)	Each plan or program that has expired during the period covered by the table	Yes	No

(5)	Each plan or program the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	No	No

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

b) Reports on Form 8-K

July 29, 2004: Item 7. Financial Statements and Exhibits. Item 9 and Item 12. Regulation FD Disclosure and Results of Operations and Financial Condition. Announcement of the Financial Results for the Second Quarter of Fiscal 2004.

August 9, 2004: Item 2. Acquisition or Disposition of Assets. Consummation of Acquisition of Xicor, Inc. Item 7 and Item 12. Financial Statements and Exhibits.

September 15, 2004: Item 8.01. Other Events. Approval of Common Stock Repurchase Program. Item 9.01. Financial Statements and Exhibits.

November 9, 2004: Item 8.01. Other events. Settlement with Agere Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/S/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date: November 10, 2004