Form 10-K
period 2004-12-31
INTERSIL CORP/DE
filed 2005-03-16
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29617

INTERSIL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	59-3590018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Murphy Ranch Road

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

The approximate aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and ask price of the common equity as of March 15, 2005 was $2,584,814,161.

The number of shares outstanding of the registrant’s Class A Common Stock as of March 15, 2005 was 152,316,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2004 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

INTERSIL CORPORATION

FORM 10-K

December 31, 2004

Item 1. Business

General

We are a global designer and manufacturer of high performance analog integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications in four attractive end markets: high-end consumer, industrial, communications and computing.

Business Strategy

Our business strategy emphasizes the following key elements:

•	Focus on High Growth Markets. We focus our investments on markets with the potential for high growth. We believe that the demand for ICs in our focused markets will be higher than that in the overall semiconductor industry.

•	Broaden Portfolio. We intend to increase our investments in the design of general purpose proprietary products.

•	Maintain Technology Leadership. We have 449 research and development employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,050 patents.

•	Partner with Industry Leaders. We partner with industry leaders in each of our target markets to deliver advanced technology for rapidly emerging applications. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

•	Maintain High Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force and authorized representatives and distributors provide customer information programs and support for our global comprehensive customer service efforts.

Background

Intersil’s mission is to become a premier high performance analog company. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”). We began our transformation into a high performance analog company in 2002, with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), followed by the divestiture of our wireless networking business in 2003 and this year’s acquisition of standard analog products leader, Xicor, Inc (“Xicor”). This year marks our first full year as a pure-play high performance analog company.

Our internet address is www.intersil.com. We post the following filings as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to all employees, including our principal executive officers. A copy of the Code of Ethics is available free of charge from our website or upon request. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Products and Technology

Our product strategy is focused on broadening our portfolio of Application Specific Standard Products (ASSP) and General Purpose Proprietary Products (GPPP) targeted at four high-growth markets — High-End Consumer, Industrial, Communications and Computing.

High-End Consumer

Our high-end consumer products include our optical storage, video display and handheld products. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, cell phones and digital still cameras. The high-end consumer category represented 21% of our sales in fiscal year 2004.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. The industrial products category represented 27% of our sales in fiscal year 2004.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite and VOIP (Voice Over Internet Protocol). The communications category represented for 27% of our sales in fiscal year 2004.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management integrated circuits for peripheral devices. The computing category represented 25% of our sales in fiscal year 2004.

Geographic Financial Summary

We operate exclusively in the semiconductor industry. Substantially all revenues were the result of sales from semiconductor products. A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
United States Operations
Net sales	$130,367	$126,411	$130,035
Tangible long-lived assets	141,905	150,616	97,250

International Operations
Net sales	289,192	381,273	405,740
Tangible long-lived assets	2,032	2,794	4,104

We market our products for sale to customers, including distributors, primarily in the United States, China, Taiwan and Japan. A summary of percent of sales by country is summarized below:

	Year Ended
	January 2, 2004	December 31, 2004
Sales by country for continuing operations
United States	25%	24%
China	24	20
Taiwan	13	15
Japan	12	12
All Other	26	29

In addition, customers in Germany, Singapore, South Korea, Thailand, United Kingdom, Philippines, France and Italy each accounted for at least 1% of our sales.

Sales, Marketing and Distribution

In fiscal year 2004, we derived 66% of our sales from original equipment manufacturer (“OEM”) customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 34% of our sales through distributors and value added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facilities or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either directly or indirectly via third parties or internally–owned warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. We also have direct geographical sales organizations, selling products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. We have dedicated direct sales organizations operating in the North American, European, Japanese, and Asia-Pacific markets. Sales offices are strategically located near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

Manufacturers’ representatives generally do not offer products that compete directly with our products, but may offer complementary items manufactured by others. Manufacturers’ representatives do not maintain product inventory; instead, customers place large quantity orders either directly with us or through these Manufacturers’ representatives. Smaller quantity multiple product orders are typically placed through distributors.

Typically distributors handle a wide variety of products, including products that compete with our products. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. Sales made to international distributors are recognized when product is shipped to the international distributors.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $77.9 million, $91.3 million and $107.4 million on internal research and development projects for fiscal years 2002, 2003 and 2004, respectively. In 2004, we announced over 300 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and acquisitions. As of December 31, 2004, we had 449 employees engaged in research and development.

We also engage in advanced research projects with a number of universities, including the University of Central Florida, the Georgia Institute of Technology and the Virginia Polytechnic Institute. Technology and research have also been extended through selective investments in privately held emerging companies.

Manufacturing

We manufacture wafers in our Florida manufacturing facility. As of year-end 2004, the facility had an annual capacity of approximately 150,000 6” equivalent wafers. We also source wafers from leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and AMI Semiconductor. We believe that our strategy of internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During 2004, we internally produced approximately 67% of our wafers and sourced the remaining 33% from foundry partners.

Following manufacture, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

Historically, certain materials, including silicon wafers and other materials, have been in short supply. To date, we have not experienced delays in obtaining raw materials, which could have adversely affected production. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication, through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers typically require delivery within a short period of time following order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory.

Manufacture, assembly and test of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials and disruptions at supplier locations, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at December 31, 2004 of $78.8 million compared to $83.6 million at January 2, 2004.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first fiscal quarter of each year and stronger demand in the third and fourth quarters. The industrial and communications markets, on the other hand, generally experience stronger demand in the first two quarters of the year, and slightly lower demand in the second half of the year.

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

Our major competitors include Asahi Kasei Microsystems Co. Ltd., Analog Devices Corporation, Linear Technology Inc., Maxim Integrated Products Inc., National Semiconductor Corporation, RichTek Technology Corporation, Semtech Corporation and Texas Instruments Inc.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire, provided we continue to use the trademarks in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,050 US and foreign patents and have approximately 431 US and foreign patents pending. The expiration dates of these patents range from 2005 to 2023.

Employees

Our worldwide workforce consisted of 1,481 employees (full- and part-time) as of December 31, 2004. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities, the management and disposal of hazardous substances, and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs to comply with environmental regulations were about $2.1 million, $1.7 million and $1.4 million in fiscal years 2002, 2003 and 2004, respectively.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act (“Superfund”). Our adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris has continuing obligations to conduct groundwater monitoring on our property. Harris has indemnified us against any environmental liabilities associated with this contamination. This indemnification does not expire, nor is it subject to a dollar limitation.

Our former facility in Kuala Lumpur, Malaysia, which we sold to STATS ChipPAC, Inc. (“STATS ChipPAC”, formerly known as ChipPAC) in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified us against any environmental liabilities associated with this contamination, and we indemnified STATS ChipPAC against those liabilities. This indemnification does not expire, nor is it subject to dollar limitation.

Based on the historical costs of these projects, previous experience with other remediation activities and our indemnification from Harris, we do not believe that the future cleanup costs to these facilities will be material to us.

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

Item 2. Properties

In the United States, we lease our corporate headquarters in Milpitas, California. Additional manufacturing, warehouse and office facilities are housed in approximately 846,000 square feet of owned facilities in Palm Bay, Florida.

We conduct engineering activity and maintain regional sales offices in various locations throughout the world including the United States, Asia, and Europe. All of our offices are leased generally under short-term leases, except our offices in Palm Bay, Florida.

We are consolidating and modernizing our Florida manufacturing and design facilities and we are currently seeking to sell approximately 300,000 square feet of manufacturing and office space. We expect to complete this project during fiscal year 2005 with capital expenditures related to this project of approximately $15.0 million.

We believe that our existing facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

Item 3. Legal Proceedings

On November 23, 1998, Harris, our predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a complaint in the United States District Court for the Eastern District of Texas against Harris for infringement of certain telecommunication patents. Shortly after we purchased the semiconductor business from Harris, Ericsson joined us in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remained in the suit. Ericsson sought damages from Harris and us, as well as injunctive relief prohibiting sales of the products at issue. On June 3, 2001, the jury returned a verdict against Harris and us regarding patent infringement of our 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against us is $151,000. On July 11, 2002, the court granted Harris’ and our post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and we cross-appealed on September 4, 2002 to preserve our rights. On December 9, 2003, the Court of Appeals reversed the District Court’s granting of judgment as a matter of law on non-infringement and affirmed the denial of judgment as a matter of law relating to damages. A motion for Rehearing was denied, and the case was remanded to the District Court. Subsequently, the court issued an injunction, enjoining Intersil from selling the effected SLIC families. Shortly after the issuance of the injunction, Ericsson and Intersil, entered into a patent license agreement, which resulted in the injunction against us being vacated without disruption of our SLIC business. We are now permitted to sell the affected SLIC families. Harris has filed a further appeal on behalf of itself and Intersil to the United States Court of Appeals for the Federal Circuit.

We and certain of our present officers and directors as well as our lead initial public offering underwriter and lead underwriter of our September 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for us improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement has recently been reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, we would not be required to pay any damages, expenses or litigation costs to the plaintiffs. When negotiations are completed and the parties have agreed upon the final terms of the settlement agreement, the agreement must be approved by the court before dismissal of us and other parties to the agreement from the suit. On February 15, 2005, the Judge preliminarily approved the issuer’s settlement agreement. Final approval is subject to certain revisions requested by the Judge, notice to the affected class members, and a final hearing.

On July 23, 2003, Symbol Technologies, Inc (“Symbol”), our customer, filed suit against us and our former subsidiary, Choice, in the Supreme Court of the State of New York, Suffolk County. Symbol alleges that we and Choice are required to indemnify Symbol in an amount in excess of $1.5 million for Symbol’s expenses, including attorneys fees, incurred in defending certain patent infringement claims asserted against Symbol by Proxim Incorporated in two separate civil actions pending in the United States District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by hardware and firmware components purchased from us and included in Symbol products. We dispute Symbol’s claims and intend to defend the lawsuit vigorously.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, and Xicor’s directors in connection with our acquisition of Xicor. On June 4, 2004, we were dismissed with prejudice as a defendant, and on July 9, 2004, the Court sustained Xicor’s demurrer with leave to amend. The Freeport suit was then consolidated with a similar suit flied by another plaintiff, and was renamed “In re Xicor. Inc. Shareholder Litigation.” On August 9, 2004, plaintiffs in the consolidated suit filed an amended complaint, which does not name Intersil as a party. On December 21, 2004, the Superior Court sustained Xicor’s demurrer without leave to amend, and on January 10, 2005, the Superior Court entered judgment dismissing Xicor with prejudice. On March 10, 2005, the plaintiffs filed a notice of appeal of the judgement dismissing Xicor. Our Executive Vice President Louis DiNardo, remains a defendant in this suit along with Xicor’s former directors. Although Intersil and Xicor are no longer parties to this lawsuit, pursuant to our acquisition agreement with Xicor, we assumed certain specified obligations to indemnify Xicor’s directors against claims, losses, damages, liabilities, costs and expenses (including reasonable legal expenses) in connection with such lawsuits.

In relation to the above matters, we have accruals of $4.1 million as of December 31, 2004 for estimated legal costs to defend our positions.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

(a) Market Information:

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

	High	Low
First quarter of 2003 (from January 4, 2003 to April 4, 2003)	$16.68	$13.87
Second quarter of 2003 (from April 5, 2003 to July 4, 2003)	$27.22	$14.32
Third quarter of 2003 (from July 5, 2003 to October 3, 2003)	$29.91	$22.93
Fourth quarter of 2003 (from October 4, 2003 to January 2, 2004)	$28.96	$23.30
First quarter of 2004 (from January 3, 2004 to April 2, 2004)	$29.29	$20.76
Second quarter of 2004 (from April 3, 2004 to July 2, 2004)	$23.99	$18.14
Third quarter of 2004 (from July 3, 2004 to October 1, 2004)	$18.42	$15.37
Fourth quarter of 2004 (from October 2, 2004 to December 31, 2004)	$17.54	$15.20

(b) Holders:

On March 15, 2005 the last reported sale price for our Class A Common Stock was $16.97 per share. As of March 15, 2005, there were about 406 record holders of our Class A Common Stock.

(c) Dividends:

In fiscal year 2003 we declared and paid a dividend of $0.03 per share. In fiscal year 2004, we declared and paid a dividend of $0.13 per share ($0.03 for the last quarter of 2003 and the first two quarters of 2004, and $0.04 for the third quarter of 2004). On February 1, 2005, we declared a common stock dividend, of $0.04 per share, which was paid on February 25, 2005 to shareholders of record as of February 15, 2005.

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

(d) Issuer Purchases of Equity Securities:

On September 13, 2004, we announced the approval by our Board of Directors to repurchase $150.0 million of our Class A common stock during the twelve months following the announcement. Our prior repurchase plan of $100.0 million had been fully utilized as of the announcement date of our new plan. During fiscal year 2004, we, as authorized by our Board of Directors, repurchased 6,921,570 shares of our Class A common stock at an approximate cost of $127.7 million. As of December 31, 2004, we held 8,078,670 shares of treasury stock at a cost of $157.7 million.

Period
Begin	End	(a)	(b)	(c)	(d)
10/02/04	10/29/04	130,000	$16.09	130,000	$128,157,554	Plan A
10/30/04	11/26/04	1,235,000	$16.54	1,235,000	$107,728,171	Plan A
11/27/04	12/31/04	1,098,821	$15.91	1,098,821	$90,249,814	Plan A

Total		2,463,821	$16.23	2,463,821	$90,249,814

(a)	Total Number of Shares Purchased
(b)	Average Price Paid per Share
(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
(d)	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

Footnotes Required

Plan A
(1)	The date each plan or program was announced	September 13, 2004
(2)	The dollar amount approved	$150,000,000
(3)	The expiration date of each plan or program	September 12, 2005
(4)	Each plan or program that has expired during the period covered by the table	No
(5)	Each plan or program the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	No

(e) Recent Sales of Unregistered Securities: We did not sell unregistered securities during fiscal year 2004.

Item 6. Selected Financial Data

The following table sets forth our selected financial data. The historical financial data as of and for the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, fiscal year ended 2001, fiscal year ended 2002, fiscal year ended 2003 and fiscal year ended 2004 are derived from our audited consolidated financial statements. All periods presented have been audited. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” ($ in millions, except per share amounts)

	46 Weeks Ended June 30, 2000 (a)(j)(k)	26 Weeks Ended December 29, 2000 (g) (j)	Fiscal Year 2001 (b)(f)(i)(j)	Fiscal Year 2002 (c)(f)(h)(i)	Fiscal Year 2003 (d)(f)(i)	Fiscal Year 2004 (e)(f)(i)
Revenue	$548.5	$338.4	$398.5	$419.6	$507.7	$535.8
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(28.5)	$16.3	$96.0	$(23.3)	$58.5	$40.4
Basic income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$(0.37)	$0.16	$0.91	$(0.19)	$0.42	$0.29
Diluted income (loss) per share before cumulative effect of a change in accounting principle	$(0.37)	$0.15	$0.88	$(0.19)	$0.41	$0.28
Total assets	$933.9	$1,229.8	$1,200.2	$2,369.5	$2,448.9	$2,587.6
Long-term debt, including current portion	$116.6	$65.5	—	—	—	—

Dividend per common share	—	—	—	—	$0.03	$0.13

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

c) On May 14, 2002, we acquired Elantec. Accordingly, Elantec’s results of operations since the acquisition date are included within the results above. Please refer to Note I within the Consolidated Financial Statements for further discussion.

d) On August 28, 2003, we sold the assets of our Wireless Networking product group to GlobespanVirata, Inc. The results of operations of the product were excluded after the date of sale. Please refer to Note W within the Consolidated Financial Statements for further discussion.

e) On July 29, 2004, we acquired Xicor by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. Please refer to Note K within the Consolidated Financial Statements for further discussion.

f) During fiscal year 2002, fiscal year 2003 and fiscal year 2004, we recorded various impairment charges. Please refer to Note N within the Consolidated Financial Statements for further discussion.

g) In 2000, we changed our year-end to the closest Friday to December 31. Accordingly, we had a 26-week transition period ending December 29, 2000.

h) Fiscal year 2002 contains 53 weeks. All other periods identified as “fiscal years” include 52 weeks.

i) During fiscal year 2002, fiscal year 2003 and fiscal year 2004, we recorded various restructuring charges. Please refer to Notes L & M within the Consolidated Financial Statements for further discussion.

j) In the 46 weeks ended June 30, 2000, the 26 weeks ended December 29, 2000, and fiscal year 2001, we recorded losses related to the early extinguishment of some of our debt holdings.

k) During the 46 weeks ended June 30, 2000, we sold our Malaysian fabrication facilities.

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

This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We are a global designer and manufacturer of high performance analog integrated circuits. We believe our product portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, industrial, communications and computing.

Basis of Presentation

On May 14, 2002, we completed the acquisition of Elantec. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying financial statements since the acquisition date.

On August 28, 2003, we completed the sale of our Wireless Networking product group to GlobespanVirata, Inc. (“GlobespanVirata”). The results of our Wireless Networking product group are classified as discontinued operations.

On July 29, 2004, we acquired Xicor by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying financial schedules since the acquisition date.

Fiscal Year 2004 Compared with Fiscal Year 2003

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	December 31, 2004	January 2, 2004	December 31, 2004	January 2, 2004
	($ in thousands)
Revenue	$535,775	$507,684	100.0%	100.0%

Costs, expenses and other income

Cost of product sales (a)	237,155	221,074	44.3%	43.5%
Research and development (b)	107,430	91,267	20.0%	18.0%
Selling, general and administrative (b)	90,697	88,274	16.9%	17.4%
Amortization of intangibles	7,397	6,298	1.4%	1.2%
Amortization of unearned compensation	10,834	10,895	2.0%	2.2%
In-process research and development	31,205	—	5.8%	—
Impairment of long-lived assets	26,224	12,576	4.9%	2.5%
Restructuring	6,104	4,887	1.1%	1.0%
Other loss	3,439	—	0.6%	—
(Gain) on sale of certain operations	(901)	(1,428)	-0.2%	-0.3%

Operating income	16,191	73,841	3.0%	14.5%
Interest income, net	13,227	8,958	2.5%	1.8%
Gain (loss) on investments	3,799	(3,443)	0.7%	-0.7%

Income from continuing operations before income taxes	33,217	79,356	6.2%	15.6%
Income taxes (benefit)	(7,136)	20,899	-1.3%	4.1%

Income from continuing operations	40,353	58,457	7.5%	11.5%
Discontinued operations
Income from discontinued operations	1,092	19,983	0.2%	3.9%
Income taxes from discontinued operations	764	32,603	0.1%	6.4%

Net income (loss) from discontinued operations	328	(12,620)	0.1%	-2.5%

Net income	$40,681	$45,837	7.6%	9.0%

Note: Percentages may not add due to rounding.

(a) Cost of product sales includes the following:

Amortization of unearned compensation	$704	$1,085	0.1%	0.2%

(b) Amortization of unearned compensation is excluded from the following:

Research and development	$4,942	$4,547	0.9%	0.9%
Selling, general and administrative	5,892	6,348	1.1%	1.3%

	$10,834	$10,895	2.0%	2.2%

Revenue

Revenue from continuing operations for fiscal year 2004 grew 5.5% to $535.8 million from $507.7 million during fiscal year 2003. This growth was primarily due to a 38% increase in high-end consumer products and a 16% increase in communications products, which was partially offset by a decline of 18% in our computing products. In aggregate, higher unit demand increased sales by $52.4 million, this was offset by a decline in average selling prices (ASPs), which decreased sales by $24.0 million.

Geographically, 60.1%, 24.9% and 15.0% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during fiscal year 2004 compared to 59.6%, 26.6% and 13.8% during fiscal year 2003. We ship our products to a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, South Korea, Thailand and United Kingdom as well as others with less volume. The United States comprised approximately 24% of the shipments, followed by China with 20%, followed by Taiwan with 15% and Japan with 12% during fiscal year 2004.

Cost of Product Sales

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. In fiscal year 2004, gross margin from continuing operations increased 4.2% or $12.1 million to $298.7 million from $286.6 million in fiscal year 2003. As a percentage of sales, gross margin from continuing operations was 55.7% during fiscal year 2004 compared to 56.5% during fiscal year 2003 - a 0.8 percentage point decline. The decrease in gross margin was partially due to a decline in ASPs and also due to two hurricanes that impacted our operations in Palm Bay, Florida. These hurricane related costs consisted primarily of additional paid time off during the temporary closure of our Palm Bay facilities.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased 17.7% to $107.4 million during fiscal year 2004 from $91.3 million during fiscal year 2003. The increase in spending is primarily driven by an increase in labor expenses due to increased hiring and the acquisition of Xicor.

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses from continuing operations was $90.7 million during fiscal year 2004 compared to $88.3 million during fiscal year 2003. The increase in spending is primarily due to an increase in labor expenses resulting from the acquisition of Xicor. As a percentage of sales, SG&A costs decreased to 16.9% in fiscal year 2004 from 17.4% in fiscal year 2003. This decrease is primarily due to an increase in sales.

Amortization

Amortization of intangible assets from continuing operations increased to $7.4 million during the fiscal year 2004 from $6.3 million during fiscal year 2003. The increase is due to the addition of developed technology, resulting from the purchase of Xicor and certain of the assets of Bitblitz Communications. Definite lived intangible assets are being amortized over their useful lives ranging from 9 to 11 years.

FAS 142 requires testing goodwill for impairment at least annually while checking for impairment indicators quarterly. During the fourth quarter of 2004, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were taken. Depending on the future market demand for our products, among other factors, we could experience an impairment of goodwill.

Unearned Compensation

Amortization of unearned compensation from continuing operations decreased slightly to $10.8 million during fiscal year 2004 from $10.9 million during fiscal year 2003. The increase in unearned compensation due to the Xicor acquisition was more than offset by the decrease in unearned compensation related to the Elantec acquisition, as most of it has been amortized.

In-Process Research and Development

In connection with our acquisition of Xicor in July 2004, we allocated $31 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to income in fiscal year 2004.

In valuing the in-process research and development, our management used present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 6 to 9 years of after tax cash flow projections depending on the individual project. We used a discount rate of 16% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 42% to 67%, and the total cost to complete all projects at the time of the acquisition was approximately $4.5 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of December 31, 2004 are reported below ($ in millions):

Project	Cost to Complete	Percent Complete	Value Assigned to Project
Digitally controlled potentiometers	$0.9	58%	$6.9
Central processing unit	0.4	62%	3.3
Real time clocks	0.3	50%	1.3
Analog front end	2.0	42%	16.8
Data acquisition	0.5	65%	1.9
Intellectual property	0.4	67%	0.8

Total	$4.5		$31.0

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

Impairment of Long-Lived Assets

During fiscal year 2003, we recorded an impairment of long-lived assets of $12.6 million ($7.5 million net of tax). This primarily consisted of a $10.4 million ($6.4 million net of tax) write-down of certain definite-lived intangible assets, which were tested for impairment following the sale of our Wireless Networking product group. Specifically, we impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Also included in the aforementioned $12.6 million impairment was a $2.0 million impairment ($1.2 million net of tax) related to the write-off of a prepaid royalty for which we were not going to incorporate the related technology into our products. In accordance with SFAS 144, the write-off reduced the value of the prepaid royalty to zero as we did not expect to realize any future benefit from the asset.

On March 18, 2004, we announced that we would move all internal volume of our 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. We will focus our Palm Bay, Florida manufacturing capacity on products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, we recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-um wafers at our Palm Bay facility. The impairment was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. Majority of these assets have either been sold or are being held for sale. During fiscal year 2004, we reversed $0.8 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount.

Also during fiscal year 2004, we impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as we had no future use for the asset. The impairments described in this footnote pertain to continuing operations and are contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Other Losses

During fiscal year 2004, Hurricanes Frances and Jeanne damaged our Palm Bay, Florida facilities. We began restoration efforts during September and completed the majority of the work by the end of fiscal year 2004. We recorded $2.7 million in losses related to the reconstruction costs incurred and for those contracted in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other losses” line resulted from the license agreement that the Company entered into with Ericsson (see Item 3).

Gain on Sale of Certain Operations

On March 16, 2001, we sold the assets of our Discrete Power product group to Fairchild Semiconductor International, Inc. (“Fairchild”). As a result of the sale we recorded an initial gain of $168.4 million ($81.8 million net of tax) during fiscal year 2001. During fiscal year 2003, we recorded an additional $1.4 million ($0.9 million net of tax) gain. This gain was the result of a reduction of accrued exit costs due to favorable contract termination negotiations with software vendors. Similarly, in fiscal year 2004, we recorded an additional $0.9 million ($0.6 million net of tax) gain related to the sale of our Discrete Power product group. This gain was the result of a reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors.

Interest Income, net

Net interest income increased to $13.2 million during fiscal year 2004 from $9.0 million during fiscal year 2003. This increase is due to longer maturities on our held-to-maturity investment balances and increases in short-term interest rates during 2004.

Gain (Loss) on Investments

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

During fiscal year 2003, we recognized a $7.2 million gain ($4.7 million net of tax) from the sale of all shares of GlobespanVirata common stock received as part of the sale (15,462,185 shares). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value during the five-day period including the date of the transaction and the two days preceding and succeeding this date. The GlobespanVirata common stock represented a portion of the consideration paid to us by GlobespanVirata in connection with the sale of our Wireless Networking product group.

During fiscal year 2003, we recorded a gain of $0.6 million ($0.4 million net of tax) from the collection of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

During fiscal year 2003, we had marketable securities that consisted of shares of STATS ChipPAC common stock that were classified as investments on the balance sheet. They were recorded at fair value, which was determined based on quoted market prices. As of January 2, 2004 we carried an unrealized gain on the investment of $1.7 million, before taxes. We held 998,816 shares, or approximately 1% of total STATS ChipPAC shares outstanding, at January 2, 2004.

During fiscal year 2004, we sold all of our holdings in STATS ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

Tax Expense

The tax benefit for fiscal year 2004 of 21% differs from the tax expense for fiscal year 2003 of 26% due primarily to the tax benefit recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, an increase in our interest from tax-exempt versus taxable investments, and the impact of the in-process R&D charge related to the Xicor acquisition also contributed to the difference.

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

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we don’t expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and $300 million. The related potential range of income tax liability is between zero and $15 million.

Discontinued Operations

During fiscal year 2003, we sold our Wireless Networking product group to GlobespanVirata, Inc. with the appropriate authority of the Board of Directors. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. We sold all of the acquired GlobespanVirata shares in the same quarter in which we received them. Additionally, we retained the product group’s accounts receivable and accounts payable balances that existed at the time of sale. We recorded a gain on the sale of this product group of $61.4 million ($28.0 million net of tax) during fiscal year 2003.

During fiscal year 2004, we recorded a gain of $6.9 million ($4.2 million net of tax) primarily as a result of finalizing a contingent working capital adjustment with GlobespanVirata. Also, during fiscal year 2004, we reached a settlement with Agere Systems Corporation (Agere) on all pending litigations between the two companies under mutually agreeable terms. As part of the confidential agreement, we recorded an expense of $5.8 million ($5.0 million net of tax).

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at December 31, 2004 of $78.8 million compared to $83.6 million at January 2, 2004. Although not always the case, backlog can be a leading indicator of performance for the next two quarters.

Fiscal Year 2003 Compared with Fiscal Year 2002

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Year Ended		Year Ended
	January 2, 2004	January 3, 2003	January 2, 2004	January 3, 2003
	($ in thousands)
Revenue	$507,684	$419,559	100.00%	100.0%

Costs, expenses and other income

Cost of product sales (a)	221,074	200,142	43.5%	47.7%
Research and development (b)	91,267	77,943	18.0%	18.6%
Selling, general and administrative (b)	88,274	89,598	17.4%	21.4%
Amortization of intangibles	6,298	6,783	1.2%	1.6%
Amortization of unearned compensation	10,895	12,510	2.2%	3.0%
In-process research and development	—	53,816	—	12.8%
Impairment of long-lived assets	12,576	5,909	2.5%	1.4%
Restructuring	4,887	4,744	1.0%	1.1%
(Gain) on sale of certain operations	(1,428)	—	-0.3%	—

Operating income (loss)	73,841	(31,886)	14.5%	-7.6%
Interest income, net	8,958	11,268	1.8%	2.7%
Gain (loss) on investments	(3,443)	1,264	-0.7%	0.3%

Income (loss) from continuing operations before income taxes	79,356	(19,354)	15.6%	-4.6%
Income taxes	20,899	3,942	4.1%	0.9%

Income (loss) from continuing operations	58,457	(23,296)	11.5%	-5.6%
Discontinued operations
Income from discontinued operations	19,983	33,300	3.9%	7.9%
Income taxes from discontinued operations	32,603	14,974	6.4%	3.6%

Net income (loss) from discontinued operations	(12,620)	18,326	-2.5%	4.4%

Net income (loss)	$45,837	$(4,970)	9.0%	-1.2%

Note: Percentages may not add due to rounding.

(a) Cost of product sales includes the following:

Amortization of unearned compensation	$1,085	$1,992	0.2%	0.5%

(b) Amortization of unearned compensation is excluded from the following:

Research and development	$4,547	$5,724	0.9%	1.4%
Selling, general and administrative	6,348	6,786	1.3%	1.6%

	$10,895	$12,510	2.2%	3.0%

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

Geographically, 59.6%, 26.6% and 13.8% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during fiscal year 2003 compared to 48.9%, 31.1% and 20.0% during fiscal year 2002. The increase in the percentage of revenue generated from Asia/Pacific in 2002 over 2003 is primarily due to the acquisition of Elantec, which shipped approximately 40% of its products to Japan during fiscal year 2003. We ship our products to a variety of countries (in descending order by volume) including the United States, China, Taiwan, Japan, Germany, Singapore, South Korea, Thailand, United Kingdom and Malaysia as well as others with less volume. The United States comprised approximately 25% of the shipments, followed by China with 24% and Taiwan with 13% during fiscal year 2003.

Cost of Product Sales

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. In fiscal year 2003, gross profit from continuing operations increased 30.6% or $67.2 million to $286.6 million from $219.4 million in fiscal year 2002. As a percentage of sales, gross margin from continuing operations was 56.5% during fiscal year 2003 compared to 52.3% during fiscal year 2002, a 4-percentage point improvement. The primary driver of the increase, was growth in revenue, which increased gross profit by $43.6 million. In addition, the full-year of Elantec increased gross profit by $22.4 million. The closure of our Findlay, Ohio facility in mid 2002, improved gross profit by approximately $10.5 million. We also changed our revenue recognition policy during fiscal year 2002 due to changes in our ability to estimate product returns. Since this change was not repeated in fiscal year 2003, gross profit improved by $10.2 million. The exit of our lower margin Automotive products group decreased gross profit by $19.8 million.

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

Selling, General and Administrative (“SG&A”)

SG&A costs, which include marketing, selling, general and administrative expenses from continuing operations was relatively flat with expenses of $88.3 million during fiscal year 2003 compared to $89.6 million during fiscal year 2002. However, as a percentage of sales, SG&A costs decreased to 17.4% in fiscal year 2003 from 21.4% in fiscal year 2002. This decrease is primarily due to workforce reduction actions taken during 2002 and 2003. Specifically, we expect to see annual savings of $3.0 million, $2.1 million and $2.6 million in future periods for actions taken for the integration of Elantec (second quarter 2002), a workforce reduction (first quarter 2003) and the Wireless Networking product group divestiture (third quarter 2003), respectively. These savings were partially offset by the full year effects of the SG&A costs for Elantec, which contributed approximately $6.1 million in increased spending.

Amortization

Amortization of intangible assets from continuing operations decreased to $6.3 million during the fiscal year 2003 from $6.8 million during fiscal year 2002. Definite lived assets are being amortized over their useful lives ranging from 9 to 11 years.

Unearned Compensation

Amortization of unearned compensation from continuing operations decreased to $10.9 million during fiscal year 2003 from $12.5 million during fiscal year 2002. This decrease is the result of the winding down of unearned compensation resulting from the Elantec acquisition.

In-Process Research and Development

In connection with our acquisition of Elantec in May 2002, we allocated $53.8 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the merger, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to income in fiscal year 2002.

In making the purchase price allocation, our management relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. We used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 10% to 90%, and the total cost to complete all projects at the time of the acquisition was approximately $38.4 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of December 31, 2004 are set forth in the table below ($ in millions):

Project Group	Number of Projects	Cost to Complete	Average Percent Complete	Value Assigned to Project
Optical Storage	61	$—	100%	$13.8
Communications	7	—	100%	1.6
DC/DC Converters	26	3.3	70%	5.8
Amplifiers and Comparators	83	—	100%	18.6
Other Video	46	2.1	80%	10.2
TFT Buffers	17	0.2	95%	3.8

Total	240	$5.6		$53.8

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

We recorded an impairment of long-lived assets of $12.6 million ($7.5 million net of tax) during fiscal year 2003. This primarily consisted of a $10.4 million ($6.4 million net of tax) write-down of certain definite-lived intangible assets, which were tested for impairment following the sale of our Wireless Networking product group. Specifically, we impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Also included in the aforementioned $12.6 million impairment was a $2.0 million impairment ($1.2 million net of tax) related to the write-off of a prepaid royalty for which we were not going to incorporate the related technology into our products. In accordance with SFAS 144, the write-off reduced the value of the prepaid royalty to zero as we did not expect to realize any future benefit from the asset.

Interest Income/Expense

Interest income decreased to $9.6 million during fiscal year 2003 from $12.1 million during fiscal year 2002. The decrease was due to a decrease in short-term interest rates during fiscal years 2002 and 2003. This was partially offset by our investments in long-term held-to-maturity investments. Interest expense also decreased to $0.6 million from $0.8 million for the same time periods.

Gain (Loss) on Investments

During fiscal year 2002, we recorded a gain of $1.3 million ($0.8 million net of tax) from the sale of our investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

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

During fiscal year 2003, we recognized a $7.2 million gain ($4.7 million net of tax) from the sale of all shares of GlobespanVirata common stock received as part of the sale (15,462,185 shares). The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value during the five-day period including the date of the transaction and the two days preceding and succeeding this date. The GlobespanVirata common stock represented a portion of the consideration paid to us by GlobespanVirata in connection with the sale of our Wireless Networking product group.

During fiscal year 2003, we recorded a gain of $0.6 million ($0.4 million net of tax) from the collection of previously escrowed funds resulting from the sale of our investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

Marketable securities consist of shares of STATS ChipPAC common stock that have been classified as investments on the balance sheet. They are recorded at fair value, which is determined based on quoted market prices. As of January 2, 2004 we carried an unrealized gain on the investment of $1.7 million, before taxes. We held 998,816 shares, or approximately 1% of total STATS ChipPAC shares outstanding, at January 2, 2004.

Tax Expense

The tax expense for fiscal year 2003 of 26% differs from the tax benefit for fiscal year 2002 of 20% due primarily to the write off of in-process research and development resulting from the Elantec acquisition during the second quarter of 2002. This difference in rates can also be attributed to higher research and development credits, increased sales in lower tax jurisdictions and a shift from taxable to tax-exempt investments during 2003.

Backlog

We had backlog at January 2, 2004 of $83.6 million compared to $98.1 million at January 3, 2003. The backlog as of January 3, 2003 excludes $33.2 million related to the Wireless Networking product group.

Business Outlook

The conditions external to the Company appear to be improving. We believe that the majority of the inventory adjustments in the supply channel have been concluded. However, the high-end consumer and computing markets generally experience relatively weak demand in the first quarter. As a result, on February 1, 2005, we announced that the expected revenue for the first quarter to be equal to or slightly below the revenue for the fourth quarter of fiscal year 2004.

Restructurings

June 2002

After the acquisition of Elantec, we accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation thereof as they relate to our activities that were conducted prior to the acquisition. As a result of the restructuring, we recorded a charge of $4.7 million ($2.8 million net of tax) in continuing operations during fiscal year 2002. The restructuring plan includes employee termination costs and the elimination of certain sales and marketing activities existing prior to the acquisition. Employee termination costs include involuntary severance payments and outplacement training. Costs incurred to eliminate certain sales and marketing activities include lease cancellation costs and costs associated with the termination of sales representative agreements. As a result of the acquisition with Elantec, 24 of our employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. Affected positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of December 31, 2004, all of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan. We estimated that annual savings of selling, general and administrative costs to be approximately $3.0 million, which includes decreased payroll, healthcare costs, sales office lease expenses, and decreased payments to sales representatives. We believe there has not been significant variances between the expected savings and actual savings.

January 2003

In January 2003, we announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan.

However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, we expensed $1.3 million ($0.8 million net of tax) in continuing operations during the three quarters ended October 3, 2003 within the income statement line item “Restructuring.” The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, and selling, general and administrative employees; all notified employees were located in the United States. As of December 31, 2004, 100% of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan.

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

August 2003

In August 2003, we announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with us through his or her termination date. Thus during the quarter ended October 3, 2003 and in accordance with SFAS 146, we recorded charges of $4.1 million ($3.0 million within continuing operations) for the portion of severance benefits and lease payments that we were obligated to pay. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of December 31, 2004, 100% of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan.

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

July 2004

In July 2004, we announced a restructuring plan to streamline our manufacturing and support functions. The restructuring plan included the termination of approximately 12% of our workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, we recorded charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of December 31, 2004, 95% of the affected positions had been terminated.

Savings from the restructuring are being realized as each of the specific actions are completed. Specifically, we estimate that annual savings of cost of product sales are approximately $8.1 million. We also estimate that annual savings of research and development expenses are $2.5 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $4.8 million. These savings are primarily in the form of decreased payroll and healthcare costs. We believe there will not been significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of December 31, 2004 will be paid over the next 12 months.

Off-Balance Sheet Arrangements

The following table sets forth our future contractual obligations, all of which are off balance sheet arrangements, as of December 31, 2004 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$18.5	$5.0	$5.9	$4.4	$3.2
Test and package purchase commitment	See below	See below	See below	—	—
Open capital equipment purchase commitments	$1.0	$1.0	—	—	—
Open raw material purchase commitments	$9.9	$9.9	—	—	—
Standby letters of credit	$4.2	$4.2	—	—	—

Total	$33.6	$20.1	$5.9	$4.4	$3.2

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers ($8.7 million), silicon wafers ($0.4 million) as well as other miscellaneous expense items. We utilize standby letters of credit primarily for security for workers compensation ($1.5 million), environmental items ($1.3 million), electricity ($0.7 million), as well as for security for our vendors. These standby letters of credit have annual renewals.

We have an agreement in place with STATS ChipPAC pursuant to which they provide us with, among other things, testing and packaging services for fees, subject to certain limits and exceptions, including competitive pricing. The initial term of this agreement expires on June 30, 2005.

We do not have any guarantees that would affect our liquidity, cash flow or financial position. We do not have any relationships with other parties that would have a negative impact on our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of December 31, 2004, our total shareholders’ equity was $2,439.4 million. Also, we had $523.0 million in cash and short-term securities, as well as $179.6 million in long-term investments.

Net cash provided by operating activities for fiscal year 2004 was $98.4 million. This was primarily due to income from continuing operations ($40.7 million) excluding non-cash charges such as impairments ($26.2 million), amortization of purchased intangibles ($7.4 million), amortization of unearned stock-based compensation ($11.5 million), in-process research and development charges ($31.2 million) and depreciation of long-lived assets ($28.9 million) less $35.6 million in cash used on components of working capital including accounts receivable, inventory, prepaid assets, and accounts payable. Net cash used by investing activities for fiscal year 2004 was $35.7 million. We spent $236.0 million in cash (net of cash received) for the Xicor acquisition during fiscal year 2004. During fiscal year 2004 we received a final payment of $7.9 million for the settlement of the working capital adjustment related to the sale of our Wireless Networking product group. This was offset by tax payments related to the gain on the sale as well as certain other transaction costs. During the same time period, we received $8.7 million in proceeds from the sale of our investment in ChipPAC. Also during fiscal year 2004, we spent $2.6 million and $3.0 million on the acquisition of certain assets of Bitblitz Communications and our cost method investments, respectively. Net cash used by financing activities during fiscal year 2004 was $124.6 million resulting primarily from the purchase of treasury shares and the payment of dividends offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future. We changed our per share dividend payout amount as indicated in the relevant section below.

We had a treasury stock repurchase program, which authorized us to repurchase up to $100.0 million in our common stock, of which $82.1 million had been used as of January 2, 2004. This repurchase plan was fully utilized by August 2004. In September 2004, our Board of Directors authorized another stock repurchase program under which we could repurchase up to $150.0 million of our outstanding common stock, of which $59.8 million had been used as of December 31, 2004.

We provide for the estimated cost of product warranties at the time revenue is recognized. While the we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Warranty reserves for the period ended December 31, 2004 and January 2, 2004 were $1.9 million and $1.2 million, respectively.

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

We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented.

We have separately classified on the face of the balance sheet our current held-to-maturity investments, which consist of securities with maturities less than one year but greater than 90 days. These balances can be converted to cash upon request at a minimal discount. We have reclassified prior period balance sheet and cash flow information to conform with the current classification.

Working Capital

Trade accounts receivable, less the allowance, were $77.9 million at December 31, 2004 compared to $76.7 million at January 2, 2004. Our standard terms range from net 30 to net 60 days. From time to time, management has made exceptions to these standard terms for various business and competitive reasons and extended the terms up to 90 days. During the year, we granted payment terms outside of their standard terms to customers on approximately $6.8 million of shipments. As of December 31, 2004, approximately $6.3 million of these transactions had been collected and $0.5 million were outstanding. The Company has a strong history of collecting payments after the extensions without having to make concessions and therefore recognizes revenue upon shipment in these situations.

Inventories increased 15.4% to $96.5 million at December 31, 2004 from $83.6 million at January 2, 2004, due to the acquisition of Xicor. Our income taxes payable decreased by 33.1%, from $84.0 million at January 2, 2004 to $56.2 million at December 31, 2004 primarily due to tax payments associated with the gain on the sale our Wireless Networking product group and the conclusion of our 1999 and 2000 IRS audits. Litigation accruals decreased $15.1 million from fiscal year 2003 to fiscal year 2004. This was primarily driven by the settlement of our lawsuit with Agere Systems Inc.

Certain reclassifications have been made to move $5.9 million of certain sales reserves into the trade accounts receivable allowances within the January 2, 2004 balance sheet to conform to the current presentation. This change was made to provide more useful information concerning the net realizable value of our trade receivables. The reserves fluctuate from year to year based on items such as the level of inventory at distributors and customer returns as well as sales volume. These reserves increased 17.0% from $5.9 million at January 2, 2004 to $6.9 million at December 31, 2004. This increase was primarily due to the acquisition of Xicor.

Capital Expenditures

Capital expenditures were $6.0 million for fiscal year 2004 and $62.5 million for fiscal year 2003. In 2003 we had invested significantly in our foundry operations, for which we spent $12.9 million during fiscal year 2003. Additional capital expenditures during fiscal year 2003 included the expansion of our fabrication facility in Palm Bay, Florida in order to accommodate the transfer of certain production processes from our Findlay, Ohio and Milpitas, California facilities, as well as general manufacturing capacity increases of $41.2 million, research and development capital of $5.7 million and information technology equipment of $2.2 million.

Transactions with Related and Certain Other Parties

As of January 2, 2004, we held a loan receivable within the other assets section in our balance sheet resulting from a loan made to one of our executives who is neither the CFO nor CEO. The loan, which totaled $0.5 million at January 2, 2004, was made by Elantec prior to the merger as part of employment offers. The loan was a recourse loan, and the security was in the form of a second trust deed on the employee’s real property. The loan earned interest in excess of the Prime Rate. This loan was repaid in full on August 11, 2004. We currently have no outstanding loans with any officers or directors.

Sterling, an indirect wholly owned subsidiary of Citigroup, Inc., and its affiliates formerly owned a significant number of Intersil’s common shares. However, as of December 31, 2004, Sterling held none. Citigroup Venture Capital Equity Partners, which is managed by an indirect wholly owned subsidiary of Citigroup, Inc., indirectly owns an interest in STATS ChipPAC.

We have a contract in place with STATS ChipPAC, in which they provide a specified percentage of our test and package activities subject to certain exceptions. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. This contract expires June 30, 2005. At the time the contract was entered into, Citigroup Venture Capital held a seat on Intersil’s Board of Directors and on the Board of Directors of the predecessor to STATS ChipPAC. We had $6.3 million and $4.3 million of trade accounts payable to STATS ChipPAC as of December 31, 2004 and January 2, 2004, respectively. Purchases under this contract during the year ended December 31, 2004 totaled $37.7 million. Although we expect our relationship with STATS ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

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

The allowance for collection losses on trade receivables was $0.6 million on gross trade receivables of $85.4 million at December 31, 2004. The allowance for collection losses on trade receivables was $1.1 million on gross trade receivables of $83.7 million at January 2, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being less than 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which as of December 31, 2004 equaled 0.2% of our gross trade receivable balance. We also maintain a specific allowance for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

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

Included in the other allowances for trade receivables are reserves for eventual customer credits. This is a combination of distributor, Original Electronic Manufacturer (“OEM”) and warranty reserves. Distributor reserves were $2.0 million and $1.2 million at December 31, 2004 and January 2, 2004, respectively. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor reserves are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Actual price protection and stock rotation changes have historically been within management’s expectations. Reserves for our OEM customers totaled $3.1 million and warranty reserves were $1.9 million as of December 31, 2004.

Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the international distributors price protection on and rights to periodically exchange a percentage of unsold inventory they hold. Accordingly, sales are reduced for estimated returns from international distributors and estimated future price reductions of unsold inventory held by international distributors. We generally recognize sales to North American distributors upon shipment to the end customer. However, the Company began to place certain parts nearing or at the end of their lifecycle on non-cancelable, non-returnable terms (“NCNR”) during fiscal year 2004 and as a result revenue is recognized for these sales at the point of shipment to North American distributors.

Pursuant to SFAS 142, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives as of December 29, 2001 and found no impairment. According to our accounting policy, we also performed an annual review during the fourth quarter of each subsequent year, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units as of December 31, 2004 are the Analog Signal Processing and Power Management product groups because they are each managed by a general manager and have discrete financial information. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. We have not recognized any impairment losses on goodwill since adopting SFAS 142.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At December 31, 2004, our net deferred tax asset amounted to $112.0 million compared to $49.4 million at January 2, 2004. This increase is primarily due to deferred tax assets recorded as part of the purchase accounting of Xicor associated with their net operating loss carryforwards (“NOLs”). A detailed analysis was performed related to our ability to utilize these NOLs and we have concluded, as discussed above, that these assets will likely be recovered from future taxable income.

Recent Accounting Pronouncements

In June 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. We do not expect the adoption of EITF Issue No. 02-14 to impact our financial statements.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. We are currently evaluating the provisions of this revision to determine the impact on our consolidated financial statements. We plan to adopt this in our fiscal quarter ending July 1, 2005. It is, however, expected to have a negative effect on consolidated net income.

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

Subsequent Events

On February 1, 2005, our Board of Directors declared a quarterly dividend of $0.04 per share of common stock. Payment of the dividend was made on February 25, 2005 to shareholders of record as of the close of business on February 15, 2005.

In February 2005, we received insurance proceeds of $2.0 million for business interruption losses sustained during the two hurricanes that hit our Florida facility. The proceeds will be recorded in our first quarter of fiscal year 2005.

On March 1, 2005, we announced a reduction in our workforce. The action affected approximately 100 of our production related employees. A restructuring charge, which has not yet been quantified, will be recorded in the first quarter of fiscal year 2005.

Stock Option Disclosures

On November 5, 1999, we adopted the 1999 Equity Compensation Plan (the “Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of our Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 22.3 million shares by the shareholders at the Annual Meeting of Shareholders held May 12, 2004.

Employee and Executive Option Grants

	2002	2003	2004
Net grants during the period as % of outstanding shares (%)	11.3%	2.6%	3.0%
Grants to listed officers* during the period as % of total options granted (%)	20.0%	23.2%	14.3%
Grants to listed officers* during the period as % of outstanding shares (%)	2.3%	0.6%	0.4%
Cumulative options held by listed officers* as % of total options outstanding (%)	21.7%	28.7%	20.6%

Summary of Option Activity

		Options Outstanding
(Shares in thousands)	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Total Shares as of January 3, 2003	5,514	19,344	$21.56
Grants	(3,572)	3,572	$22.17
Exercises		(2,501)	$8.79
Cancellations	2,526	(2,526)	$28.86
Additional shares reserved	—	—	n/a

Total Shares as of January 2, 2004	4,468	17,889	$22.43
Grants	(4,556)	4,556	$19.48
Options granted for acquisitions	—	6,283	$9.12
Exercises	—	(2,062)	$8.34
Cancellations	2,054	(2,054)	$25.99
Additional shares reserved	4,750	—	n/a

Total Shares as of December 31, 2004	6,716	24,612	$19.37

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total
As of December 31, 2004 (Shares in thousands)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	5,270	$7.62	2,925	$10.45	8,195	$8.63
Out-of-the-Money	7,513	$28.45	8,904	$21.59	16,417	$24.73
Total Options Outstanding	12,783	$19.86	11,829	$18.83	24,612	$19.37

The following table provides information concerning stock options granted to the executive officers named in the Summary Compensation Table during fiscal year 2004.

	Number of Securities Underlying Options		Percentage of All Options Granted to All Employees in Period (3)		Exercise Price		Expiration Date (4)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (5)
								5%		10%
Richard M. Beyer	68,750 68,750 68,750	(2) (2) (2)	1.5 1.5 1.5	% % %	$ $ $	22.77 19.30 17.29	4/1/2011 7/1/2011 10/1/2011	$ $ $	637,290 540,171 483,915	$ $ $	1,485,157 1,258,829 1,127,728

Daniel J. Heneghan	30,000 30,000 30,000	(2) (2) (2)	0.7 0.7 0.7	% % %	$ $ $	22.77 19.30 17.29	4/1/2011 7/1/2011 10/1/2011	$ $ $	278,090 235,711 211,163	$ $ $	648,069 549,307 492,100

Alden J. Chauvin	22,500 22,500 22,500	(2) (2) (2)	0.5 0.5 0.5	% % %	$ $ $	22.77 19.30 17.29	4/1/2011 7/1/2011 10/1/2011	$ $ $	208,568 176,783 158,372	$ $ $	247,329 411,980 369,075

Rajeeva Lahri	17,500 17,500 30,000 17,500	(2) (2) (2) (2)	0.4 0.4 0.7 0.4	% % % %	$ $ $ $	22.77 19.30 17.16 17.29	4/1/2011 7/1/2011 9/1/2011 10/1/2011	$ $ $ $	162,219 137,498 209,575 123,178	$ $ $ $	378,040 320,429 488,400 287,058

Mohan R. Maheswaran	6,250 27,500 6,250 27,500 6,250 50,000 27,500	(3) (2) (3) (2) (3) (2) (2)	0.1 0.6 0.1 0.6 0.1 1.1 0.6	% % % % % % %	$ $ $ $ $ $ $	24.83 22.77 18.26 19.30 15.70 17.16 17.29	2/13/2014 4/1/2011 5/14/2014 7/1/2011 8/13/2014 9/1/2011 10/1/2011	$ $ $ $ $ $ $	97,597 254,916 71,773 216,069 61,710 349,292 193,566	$ $ $ $ $ $ $	247,329 594,063 181,886 503,532 156,386 813,999 451,091

Rick E. Furtney (7)	27,500 27,500	(2) (2)	0.6 0.6	% %	$ $	22.77 19.30	4/1/2011 7/1/2011	$ $	254,916 216,069	$ $	594,063 503,532

652,500

(1)	The fiscal year annual stock option grant is delivered in four installment with each installment treated as a separate grant with its own grant price, vesting schedule and expiration date. For the fiscal year 2004 annual grant, the installment grants were issued on the first trading days of the months of April 2004, July 2004, October 2004 and January 2005. The table reflects only the three installment issued during the fiscal year ended December 31, 2004.

(2)	Each grant vests over a four-year period at a rate of twenty-five percent upon the first anniversary of the grant and 6.25% quarterly thereafter until fully vested.
(3)	Each grant vests over a four-year period at a rate of twenty-five percent upon each of the first four anniversary dates of the grant.
(4)	A total of 4,555,937 options were granted to Intersil employees under the Intersil 1999 Equity Compensation Plan during the fiscal year ended December 31, 2004.
(5)	The options will expire seven years after the grant date, with the exception of certain options granted to Mr. Maheswaran, which expire ten years after the grant date.
(6)	Represents the potential realizable value of the underlying shares of Intersil common stock at the expiration date based on an assumed annual appreciation rate of 5% and 10% of the exercise price, set by the Securities and Exchange Commission. The amounts shown are not intended to forecast future appreciation in the price of our Class A Common Stock.
(7)	Mr. Furtney’s employment with the Company terminated on August 13, 2004.

The following sets forth information regarding the number and value of options held by the executive officers named in the Summary Compensation Table during fiscal year 2004:

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End		Net Value of Unexercised In-the-Money Options at Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Beyer	40,000	$440,800	1,717,318	785,942	$237,075	$452,925
Daniel J. Heneghan	—	$—	300,097	337,066	$143,984	$146,280
Alden J. Chauvin	—	$—	326,856	154,908	$1,787,108	$12,284
Rajeeva Lahri	—	$—	304,284	176,940	$3,150	$9,450
Mohan R. Maheswaran	—	$—	300,814	253,893	$15,576	$21,837
Rick E. Furtney	—	$—	420,395	—	$180,180	$—

(1)	Reflects net pre-tax amounts determined by subtracting the exercise price from $16.17 per share, the fair market value of common stock at the end of fiscal year 2004.

Shares (in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by shareholders:
SiCOM Dutch Converted Plan (1)	2	$12.61	—
Elantec, Inc. 1994 Equity Incentive Plan (1)	62	$1.39	—
Elantec 1995 Equity Incentive Plan (1)	4,065	$20.42	—
Elantec 2001 Equity Incentive Plan (1)	1,049	$24.01	—
Xicor 1990 Equity Incentive Plan (1)	821	$7.20	—
Xicor 1998 Equity Incentive Plan (1)	2,962	$6.42	—
Xicor 2002 Equity Incentive Plan (1)	1,446	$17.37	—
1999 Equity Compensation Plan	14,205	$22.41	6,716
Equity compensation plans not approved by shareholders	None
Total	24,612	$19.37	6,716

(1)	Each of these plans has been acquired by an acquisition by us. Although there are still additional securities to be issued under these plans, we will not make any additional grants under these plans. All future grants will be made under the 1999 Equity Compensation Plan.

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

At December 31, 2004, we had open foreign exchange contracts with a notional amount of $1.4 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts for the fiscal year 2004 were less than $0.2 million. During the fiscal year 2004, we purchased and sold $41.5 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at December 31, 2004. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	January 2, 2004	December 31, 2004
Gain (loss) on foreign exchange contracts	$—	$0.2
Purchases and sales of foreign exchange contracts	$89.4	$41.5
Notional amount of open contracts at year end	$10.9	$1.4
Fair value of open contracts at year end	$—	—

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 31, 2004 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements, and the related Notes thereto, of Intersil Corporation and the Independent Registered Certified Public Accountants’ Reports are filed as a part of this report.

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited the accompanying consolidated balance sheets of Intersil Corporation as of December 31, 2004 and January 2, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at December 31, 2004 and January 2, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intersil Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida
March 14, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Intersil Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Intersil Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements and schedule of Intersil Corporation and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida
March 14, 2005

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2004	December 31, 2004
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$190,457	$129,700
Short-term investments	629,076	393,299
Trade receivables, less allowances ($6,988 as of January 2, 2004 and $7,522 as of December 31, 2004)	76,713	77,919
Inventories, net	83,631	96,450
Prepaid expenses and other current assets	10,468	14,649
Deferred income taxes	39,843	43,175

Total Current Assets	1,030,188	755,192
Non-current Assets
Property, plant and equipment, less accumulated depreciation ($124,738 as of December 31, 2004 and $105,263 as of January 2, 2004)	153,410	101,354
Goodwill and purchased intangibles, less accumulated amortization	1,090,905	1,478,762
Long-term investments	156,730	179,651
Deferred income taxes	9,554	68,860
Related party notes	499	—
Other	7,561	3,751

Total Non-current Assets	1,418,659	1,832,378

Total Assets	$2,448,847	$2,587,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$16,544	$12,135
Related party payables	4,260	6,266
Retirement plan accruals	3,684	3,806
Accrued compensation	22,398	21,035
Accrued interest and sundry taxes	4,142	2,976
Deferred margin	12,105	11,347
Restructuring and exit costs	5,770	2,476
Litigation accruals	19,149	4,141
Other accrued items	20,881	25,892
Customer deposits	3,841	1,882
Income taxes payable	83,956	56,211

Total Current Liabilities	196,730	148,167

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2,500,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 25,000 authorized, no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting, convertible; 300,000,000 shares authorized, 139,331,417 shares outstanding at January 2, 2004 and 151,848,424 shares outstanding at December 31, 2004	1,393	1,518
Class B Common Stock, $.01 par value, non-voting, convertible; 300,000,000 shares authorized, no shares outstanding at January 2, 2004 and December 31, 2004	—	—
Additional paid-in capital	2,246,402	2,553,855
Retained earnings	40,898	63,103
Unearned compensation	(8,956)	(22,900)
Accumulated other comprehensive income	2,378	1,494
Treasury shares, at cost; 1,157,100 shares at January 2, 2004 and 8,078,670 shares at December 31, 2004	(29,998)	(157,667)

Total Shareholders’ Equity	2,252,117	2,439,403

Total Liabilities and Shareholders’ Equity	$2,448,847	$2,587,570

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
	(in thousands, except share and per share amounts)
Revenue
Product sales	$419,559	$507,684	$535,775

Costs, expenses and other income

Cost of product sales (a)	200,142	221,074	237,155
Research and development (b)	77,943	91,267	107,430
Selling, general and administrative (b)	89,598	88,274	90,697
Amortization of intangibles	6,783	6,298	7,397
Amortization of unearned compensation	12,510	10,895	10,834
In-process research and development	53,816	—	31,205
Impairment of long–lived assets	5,909	12,576	26,224
Other losses	—	—	3,439
Restructuring	4,744	4,887	6,104
(Gain) on sale of certain operations	—	(1,428)	(901)

Operating income (loss)	(31,886)	73,841	16,191
Interest income, net	11,268	8,958	13,227
Gain (loss) on investments	1,264	(3,443)	3,799

Income (loss) from continuing operations before income taxes	(19,354)	79,356	33,217
Income taxes (benefit) from continuing operations	3,942	20,899	(7,136)

Income (loss) from continuing operations	(23,296)	58,457	40,353
Discontinued operations
Income (loss) from discontinued operations before income taxes (including gain from disposal of $61,411 during fiscal year 2003)	33,300	19,983	1,092
Income taxes from discontinued operations	14,974	32,603	764

Income (loss) from discontinued operations	18,326	(12,620)	328

Net income (loss)	$(4,970)	$45,837	$40,681

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.42	$0.29
Income (loss) from discontinued operations	0.15	(0.09)	—

Net income (loss)	$(0.04)	$0.33	$0.29

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.41	$0.28
Income (loss) from discontinued operations	0.15	(0.09)	—

Net income (loss)	$(0.04)	$0.32	$0.28

Weighted average common shares outstanding (in millions):
Basic	125.6	137.3	140.9

Diluted	125.6	141.3	143.6

(a) Cost of product sales includes the following:
Amortization of unearned compensation	$1,992	$1,085	$704

(b) Amortization of unearned compensation is excluded from the following:
Research and development	$5,724	$4,547	$4,942
Selling, general and administrative	6,786	6,348	5,892

	$12,510	$10,895	$10,834

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
	($ in thousands and net of associated tax effects)
Net income (loss)	$(4,970)	$45,837	$40,681

Other comprehensive income (loss):
Currency translation adjustments	399	1,286	705
Realization of unrealized gains on available-for-sale securities	—	(583)	(1,824)
Unrealized gain (loss) on available-for-sale securities	(3,367)	4,099	—

Comprehensive income (loss)	$(7,938)	$50,639	$39,562

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
	($ in thousands)
OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(23,296)	$58,457	$40,353

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	46,471	49,783	47,870
Provisions for inventory obsolescence	1,870	3,274	3,005
Other loss	—	—	3,439
Write-off of in-process research and development	53,816	—	31,205
Restructuring and impairments	10,653	30,463	32,328
Gain on sale of certain operations	—	(1,428)	(901)
Gain on sale of certain investments	(1,264)	(9,557)	(3,799)
Gain on sale of equipment	—	—	(725)
Deferred income taxes	3,920	(825)	2,622
Net income (loss) from discontinued operations	18,326	(12,620)	328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	—	(61,411)	(7,900)
Other adjustments	12,208	36,783	—

Changes in operating assets and liabilities:
Trade receivables	(22,911)	11,284	3,815
Inventories	6,225	(25,903)	(9,831)
Prepaid expenses and other current assets	3,702	2,849	(5,912)
Trade payables and accrued liabilities	2,391	(33,301)	(23,711)
Income taxes	2,699	69,044	(19,328)
Other	5,319	(1,675)	5,500
Net assets held for sale	(18,729)	(44,100)	—

Net cash provided by operating activities	101,400	71,117	98,358

INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	5,560	451,016	658,508
Purchases of short-term investments	—	(743,241)	(411,319)
Purchases of held-to-maturity securities	—	(224,505)	(80,592)
Held-to-maturity securities called by issuer	—	80,001	56,175
Proceeds from sale of Wireless Networking product group, net	—	237,513	(23,953)
Proceeds from sale of available-for-sale equity investments	5,264	126,661	8,673
Cash paid for acquired businesses	(24,026)	(3,116)	(1,987)
Purchase of Xicor, net of cash received	—	—	(235,980)
Purchase of Bitblitz Communications	—	—	(2,602)
Purchase of cost method investments	—	—	(3,042)
Property, plant and equipment for discontinued operations	(6,386)	(3,678)	—
Proceeds from sale of property, plant and equipment	—	—	6,422
Purchase of property, plant and equipment	(46,606)	(58,809)	(6,022)

Net cash used in investing activities	(66,194)	(138,158)	(35,719)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,378	25,285	21,568
Dividends paid	—	(4,159)	(18,476)
Repurchase of treasury shares	(18,565)	(51,582)	(127,670)

Net cash used in financing activities	(9,187)	(30,456)	(124,578)

Effect of exchange rates on cash and cash equivalents	1,690	1,203	1,182

Net increase (decrease) in cash and cash equivalents	27,709	(96,294)	(60,757)
Cash and cash equivalents at the beginning of the period	259,042	286,751	190,457

Cash and cash equivalents at the end of the period	$286,751	$190,457	$129,700

SUPPLEMENTAL DISCLOSURES—NON-CASH ACTIVITIES:
Additional Paid-In-Capital from Tax Benefit on Exercise on Non-Qualified Stock Options	$948	$4,890	$7,631

Conversion of note receivable to other long-term investments	—	—	$1,000

Stock issued in acquisition of Elantec Semiconductor, Inc.	$1,180,358	—	—

Stock issued in acquisition of Xicor, Inc.	—	—	$221,454

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
	($ in thousands)
Balance at December 28, 2001	$906	$163	$1,065,341	$4,190	$(1,056)	$(363)	$(11,933)	$1,057,248
Net loss	—	—	—	(4,970)	—	—	—	(4,970)
Shares issued under Stock Option Plan, net of taxes	13	—	5,481	—	—	—	—	5,494
Shares issued under Employee Stock Purchase Plan	3	—	4,904	—	—	—	—	4,907
Sterling Holding Co., LLC share exchange	85	(85)	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	15,302	—	—	15,302
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3,367)	—	(3,367)
Foreign currency translation	—	—	—	—	—	614	—	614
Shares issued in acquisition of Elantec, Inc	296	—	1,180,062	—	—	—	—	1,180,358
Options issued in acquisition of Elantec, Inc	—	—	—	—	(34,350)	—	—	(34,350)
Shares retired	(13)	—	(26,863)	—	—	—	26,876	—
Shares repurchased	—	—	—	—	—	—	(18,565)	(18,565)

Balance at January 3, 2003	1,290	78	2,228,925	(780)	(20,104)	(3,116)	(3,622)	2,202,671
Net income	—	—	—	45,837	—	—	—	45,837
Dividends Paid	—	—	—	(4,159)	—	—	—	(4,159)
Shares issued under Stock Option Plan, net of taxes	23	—	25,154	—	—	—	—	25,177
Shares issued under Employee Stock Purchase Plan	5	—	4,994	—	—	—	—	4,999
Sterling Holding Co., LLC share Exchange	78	(78)	—	—	—	—	—	—
Issuance of Deferred stock units	—	—	2,145	—	(2,145)	—	—	—
Amortization of unearned compensation	—	—	—	—	12,264	—	—	12,264
Forfeiture of unvested Elantec options	—	—	(1,029)	—	1,029	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	4,099	—	4,099
Realized gain on available-for-sale securities	—	—	—	—	—	(583)	—	(583)
Foreign currency translation	—	—	—	—	—	1,978	—	1,978
Proceeds from warrant exercises	11	—	(11)	—	—	—	—	—
Acceleration of option vesting period	—	—	11,417	—	—	—	—	11,417
Shares retired	(14)	—	(25,193)	—	—	—	25,207	—
Shares repurchased	—	—	—	—	—	—	(51,583)	(51,583)

Balance at January 2, 2004	$1,393	$—	$2,246,402	$40,898	$(8,956)	$2,378	$(29,998)	$2,252,117
Net income	—	—	—	40,681	—	—	—	40,681
Dividends Paid	—	—	—	(18,476)	—	—	—	(18,476)
Shares issued under Stock Option Plan, net of taxes	21	—	14,912	—	—	—	—	14,933
Shares issued under Employee Stock Purchase Plan	3	—	4,527	—	—	—	—	4,530
Shares issued in acquisition of Xicor	101	—	284,791	—	(22,265)	—	—	262,627
Issuance of Deferred stock units	—	—	3,425	—	(3,425)	—	—	—
Amortization of unearned compensation	—	—	—	—	11,538	—	—	11,538
Forfeiture of unvested Elantec options	—	—	(208)	—	208	—	—	—
Realized (loss) on available-for-sale securities	—	—	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	—	—	940	—	940
Proceeds from warrant exercises	—	—	6	—	—	—	—	6
Shares repurchased	—	—	—	—	—	—	(127,669)	(127,669)

Balance at December 31, 2004	$1,518	$—	$2,553,855	$63,103	$(22,900)	$1,494	$(157,667)	$2,439,403

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Intersil Corporation (“Intersil” or the “Company”) is a global designer and manufacturer of high performance analog integrated circuits. Our portfolio addresses some of the fastest growing applications within four attractive end markets: high-end consumer, industrial, communications and computing. The Company’s high-end consumer products include its optical storage, video display and handheld products. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, smart phones and digital still cameras. High-end consumer products accounted for 21% of the Company’s sales in fiscal year 2004. The Company’s industrial products include its operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. Industrial products represented 27% of the Company’s fiscal year 2004 sales. The Company’s communications group is made up of its line drivers, broadband and hot plug power management products and high-speed converters targeted to applications in markets such as DSL, home gateway, space and VOIP. Communications accounted for 27% of the Company’s sales in fiscal year 2004. The Company’s computing category includes desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 25% of the Company’s sales in fiscal year 2004.

Basis of Presentation

The transactions discussed below significantly affect the comparability of the results of operations between the fiscal periods presented within the Consolidated Financial Statements.

On May 14, 2002, the Company acquired Elantec Semiconductor, Inc. (“Elantec”) by using Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the acquisition date.

On August 28, 2003, the Company sold its Wireless Networking product group to GlobespanVirata, Inc. (“GlobespanVirata”). The Consolidated Balance Sheet as of December 31, 2004 has been reduced by the assets purchased and liabilities assumed by GlobespanVirata. Furthermore, the Consolidated Balance Sheet as of January 3, 2003 has been reclassified to report Wireless Networking assets and liabilities held for sale by the Company at that time. Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected as discontinued operations in all years presented.

On July 29, 2004, the Company acquired Xicor by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date.

The Company’s 2002 fiscal year contains 53 weeks. The 2003 and 2004 fiscal years contain the standard 52 weeks.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications. This includes the reclassification of $5.9 million previously classified as “Sales reserves liabilities” into the trade receivables allowances. This change was made to provide more useful information concerning the estimated net realizable value of the Company’s trade receivables and enhance shareholder understanding of the financial statements. In accordance with Accounting Principal Board Opinion No. 12 (“APB 12”) “Omnibus Opinion,” asset valuation allowances should be deducted from the assets to which they apply. As the former “sales reserves” have been settled by way of the issuance of credit memos, which reduce the Company’s trade receivables, this reclassification was made.

During 2004, the Company began to include a portion of the amortization of unearned stock-based compensation within cost of product sales as indicated on the face of the income statement. These amounts were previously included in amortization of unearned stock-based compensation. This reclassification did not impact earnings or earnings per share calculations. In the Company’s Form 10K/A filed on June 24, 2004, approximately $0.7 million of unearned stock-based compensation that was included in cost of sales was reclassified to research & development, this reclassification did not impact earnings or earnings per share calculations. Similarly, in the Company’s Form 10-Q filed on November 12, 2003, approximately $0.1 million in restructuring expense from the Company’s discontinued Wireless Networking product group was contained within income from continuing operations for fiscal year 2003. This amount has been reclassified as an item within discontinued operations in the financial statements within this Form 10-K. This reclassification did not impact earnings or earnings per share calculations.

During 2004, certain amounts in prior years have been reclassified to conform to the current year presentation. The Company reviewed the classification of its investment in certain auction rate securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of January 2, 2004, similar securities totaling $541.3 million have been reclassified from cash equivalents to short-term investments in the accompanying fiscal 2003 consolidated balance sheet and the related effect has now been reflected in the fiscal 2003 and fiscal 2002 consolidated statements of cash flows. As a result, cash flows from investing activities decreased by $292.0 million for fiscal year 2003 from that previously reported. As of December 31, 2004, these securities totaled $201.5 million and are classified as “short-term investments” on the consolidated balance sheet for fiscal year 2004.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents—Cash equivalents consist primarily of highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of three months or less.

General Investment Information— The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of December 31, 2004 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a long-term debt rating of no less than AA by Standard & Poor’s or AA by Moody’s. For short-term debt (a maturity date less that 365 days) the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one institution. At December 31, 2004, the Company did not require and was not required to collateralize any of its financial instrument obligations.

Available for Sale Investments— Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

Available-for-sale debt investments consisted exclusively of auction rates securities with a final maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sell positions to fund our working capital. These investments are reflected in “Short-term Investments” line item in the current section of the Consolidated Balance Sheets.

Available-for-sale equity investments consisted exclusively of shares of STATS ChipPAC common stock as of January 2, 2004. The company held 998,816 shares, or approximately 1% of total STATS ChipPAC shares outstanding. This investment is reflected in “Long-term Investments” line item in the non-current section of the Consolidated Balance Sheets. During fiscal year 2004, Intersil sold all of its holdings in STATS ChipPAC. As a result of this sale, the Company reversed $2.8 million ($1.8 million net of tax) during fiscal year 2004, of previously unrealized gains from the accumulated other comprehensive income (loss) line item within shareholders’ equity on the Condensed Consolidated Balance Sheets.

Held-to-Maturity Investments—Investments designated as held-to-maturity include marketable debt with maturities of greater than three months. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section.

The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$69.7	< 1
State & municipality issued debt	11.0	< 1
Corporate issued debt	7.1	< 1

Total	$87.8

Type of Security	FMV ($ in millions)	Maturity Range (in years)
Auction rate securities	541.3	> 10

Total	$541.3

December 31, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$176.5	< 1
State & municipality issued debt	11.2	< 1
Corporate issued debt	4.1	< 1

Total	$191.8

Type of Security	FMV ($ in millions)	Maturity Range (in years)
Auction rate securities	201.5	> 10

Total	$201.5

As of January 2, 2004, the fair market value of these securities was approximately $629.9 million, thus resulting in an unrecognized gain of $0.8 million. The fair market value of these securities as of December 31, 2004 was $392.0 million; thus the Company had $1.3 million of unrecognized loss at that time.

The Company’s portfolio of long-term investments included the following as of the dates set forth below:

January 2, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$144.5	1 -3

Total	$144.5

December 31, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt	$163.9	1 -3
Corporate issued debt	5.0

Total	$168.9

The fair market value of these securities was $167.2 million and $144.1 million as of December 31, 2004 and as of January 2, 2004, respectively.

Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Long-term Investments” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

January 2, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains (losses)
Mutual fund holdings to offset deferred compensation liabilities	$4.5	$0.1

Total trading investments	$4.5	$0.1

December 31, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains (losses)
Mutual fund holdings to offset deferred compensation liabilities	$5.4	$0.4

Total trading investments	$5.4	$0.4

Cost Method Investments—All investments that are not accounted for as “held-to-maturity,” “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. The Company did not have such investments at January 2, 2004.

In April 2004, the Company made a $1.6 million investment in Primarion, Inc. In June 2004, the Company made a $2.5 million investment in Nulife Technology Corporation. The Nulife investment consisted of the conversion of a $1.0 million note receivable and an additional $1.5 million cash disbursement. The Company and Nulife share a common board member. Each investment was reviewed for impairment indicators during the quarter ended December 31, 2004 and none were found. As such the Company held approximately $4.1 million in cost method investments at December 31, 2004. The Company reviews its cost method investments quarterly for impairment indicators. This review did not result in adjustments to either investments’ carrying value.

Other Financial Instruments and Derivatives—The Company issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. The Company had outstanding letters of credit totaling $4.0 million and $4.2 million at January 2, 2004 and December 31, 2004, respectively.

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

Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were ($1.0) million, nominal and ($0.2) million for fiscal year 2002, fiscal year 2003 and fiscal year 2004, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts had fair values of $10.9 million and $1.4 million at January 2, 2004 and December 31, 2004, respectively.

All such contracts are used to hedge anticipated foreign cash flow commitments. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $89.4 million and $41.5 million during fiscal years 2003 and 2004, respectively.

Total open foreign exchange contracts and options at January 2, 2004 and December 31, 2004 are described in the tables below:

January 2, 2004

Options to Sell Foreign Currencies

	Contract Amount
Currency	Foreign Currency	U.S.	Maturities (in months)
	(in millions)
Japanese Yen	1,250	$10.9	1 -5

December 31, 2004

Options to Sell Foreign Currencies

	Contract Amount
Currency	Foreign Currency	U.S.	Maturity (in months)
	(in millions)
Japanese Yen	150	$1.4	1

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. The Company establishes a reserve of approximately 0.2% of gross trade receivables in addition to specific reserves for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses, the provision for which is made through sales. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to minimize the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Expected losses are provided for currently and actual losses have been within management’s expectations. Intersil has not charged interest on overdue receivables during the time periods presented.

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

Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The estimated useful lives of buildings, which include leasehold improvements, range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset. Depreciation expense from continuing operations was $25.2 million, $31.5 million and $28.9 million for fiscal years 2002, 2003 and 2004, respectively. The Company expenses all repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense for continuing operations was $6.5 million, $6.6 million and $6.0 million for fiscal year 2002, fiscal year 2003 and fiscal year 2004, respectively. There are no prepaid advertising costs reflected in any time period presented.

Revenue Recognition— Revenue is recognized from sales to all customers, except North American distributors, when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed and determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. When taking orders for products from our customers, they typically provide us with a customer request date (“CRD”) which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products. It is our intent that such deliveries be made not more than ten days in advance of CRD. Revenue from the Company’s sales to domestic distributors is recognized under agreements, which provide for certain pricing credits and limited product return privileges. Prior to March 30, 2002, the Company recognized revenue to domestic distributors upon shipment to the distributors. The combination of the changes resulting from the acquisition of Elantec, changes in the distributor mix and changes in market pricing affected the Company’s ability to estimate customer returns and future pricing credits. Given the uncertainties associated with the levels of returns and credits that would be issued to these distributors, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as “Deferred margin” until such time as the distributor confirms a final sale to its end customer. Deferred sales were $17.0 million and $14.0 million as of January 2, 2004 and December 31, 2004, respectively. Deferred cost of sales was $4.9 million and $3.0 million as of January 2, 2004 and December 31, 2004, respectively. Deferred sales, net of deferred cost of sales, on North American distributor sales at January 2, 2004 and December 31, 2004 was $12.1 million and $11.0 million, respectively.

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

Sales are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Accommodation returns are comprised of returns requested by customers that do not have contractual rights to return the product. Such amounts are classified in “Allowances to trade receivables” on the face of the accompanying balance sheet. We believe that Management can make reasonable and reliable estimates of future returns and price protections, other than those for the domestic distributors, because these sales reductions are relatively small and predictable.

Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

Loss Contingencies – Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigations, Intersil includes an estimate of legal costs.

Retirement Benefits—Intersil provides retirement benefits to substantially all employees primarily through a retirement plan to which both the Company and its employees contribute. Contributions by Intersil to the retirement plan are based on a dollar for dollar match of employees’ contributions up to a certain predetermined percentage.

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

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Intersil accrues the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $0.7 million, $1.9 million and $1.0 million during fiscal year 2002, fiscal year 2003 and fiscal year 2004, respectively. The accrued liability related to the unfunded limited healthcare plan was $0.8 million and $1.0 million at January 2, 2004 and December 31, 2004, respectively. During fiscal year 2003, the Company approved a change to the retirement benefit plan whereby benefits will be phased out by 2008.

Retirement plans expense from continuing operations was $7.3 million for fiscal year 2002, $6.0 million for fiscal year 2003 and $5.5 million for fiscal year 2004.

Stock-Based Compensation—The Company accounts for its stock based award plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. No such compensation expense has been recorded to date. Had compensation cost for the Company’s stock option plan been determined consistent with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company would have reported a net loss of $48.1 million for fiscal year 2002, a net loss of $13.4 million for fiscal year 2003 and net income of $5.4 million for fiscal year 2004.

The following table reconciles net income (loss) as previously reported to the net income (loss) that would have been reported had compensation cost for the Company’s stock option plan been determined consistent with SFAS 123:

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
	($ in millions, except per share information)
Net income (loss), as reported	$(5.0)	$45.8	$40.7
Add: Stock-based employee compensation included in reported net income	15.3	23.7	11.5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(58.4)	(82.9)	(46.8)

Net income (loss), pro forma	$(48.1)	$(13.4)	$5.4

Basic income (loss) per share, pro forma	$(0.38)	$(0.10)	$0.04

Diluted income (loss) per share, pro forma	$(0.38)	$(0.10)	$0.04

Basic income (loss) per share, as reported	$(0.04)	$0.33	$0.29

Diluted income (loss) per share, as reported	$(0.04)	$0.32	$0.28

The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and the Lattice model for the last quarter of fiscal year 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and better predicts future volatility of the underlying stock price. If the Company would have used the Black-Scholes pricing model for the full fiscal year 2004, the Company would have reported additional proforma expense of approximately $0.7 million or $0.01 per share for the year ended December 31, 2004. The Black-Scholes pricing model uses the following weighted average assumptions:

	Year Ended		Three Quarters Ended
	January 3, 2003	January 2, 2004	October 1, 2004
Expected volatility	0.82	0.71 - 0.78	0.68
Dividend yield	—	0.50%	0.54%
Risk-free interest rate	4.80%	2.84% -3.96%	3.68%
Expected life, in years	7.0	7.0	6.2

The Lattice model uses the following weighted average assumptions:

Quarter Ended
December 31, 2004
Expected volatility	0.41
Dividend yield	1.15%
Risk-free interest rate	3.39%
Expected life, in years	5.95

Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

Asset Impairment—Intersil accounts for long-lived asset impairments under SFAS 144. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. Prior to SFAS 144’s adoption on December 29, 2001, Intersil accounted for impairments under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Intangibles—In June 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which the Company adopted on December 29, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives and evaluated for impairment under SFAS 144 when indicators are present.

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

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit. The Company has one segment with two reporting units. The Company’s reporting units are the Analog Systems Processing and the Power Management product groups as they are each managed by a general manager.

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

Foreign Currency Translation—The functional currency for Intersil’s international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Aggregate cumulative translation gains (losses) were $(1.4) million, $0.6 million and $0.7 million at January 3, 2003, January 2, 2004 and December 31, 2004, respectively.

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

Restructuring—Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. Also, in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), the Company records restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered.

NOTE C—INVENTORIES

Inventories are summarized below ($ in thousands):

	January 2, 2004	December, 31 2004
Finished products	$19,541	$25,966
Work in process	59,961	67,182
Raw materials and supplies	4,129	3,302

Total inventories, net	$83,631	$96,450

At January 2, 2004 and December 31, 2004, Intersil was committed to purchase $12.0 million and $9.9 million, respectively, of inventory from suppliers.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below ($ in thousands):

	January 2, 2004	December 31, 2004
Land	$2,024	$2,024
Buildings	49,828	50,161
Machinery and equipment	206,821	173,907

Total property, plant and equipment	258,673	226,092
Less allowances for depreciation	(105,263)	(124,738)

Total property, plant and equipment, net of accumulated depreciation	$153,410	$101,354

NOTE E—INTANGIBLE ASSETS

Intangible assets are summarized below ($ in thousands):

	January 2, 2004	December 31, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,062,470	$1,433,183
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:
Developed Technology	35,200	58,991
Less accumulated amortization	(3,416)	(10,178)
Xicor Customer Backlog	—	750
Less accumulated amortization	—	(635)

Total Intangible Assets	$1,090,905	$1,478,762

Definite lived intangible assets are amortized over their useful lives, which are 9 to 11 years for developed technology and 7 years for customer base. Amortization expense on intangible assets from continuing operations was $6.8 million, $6.3 million and $7.4 million for fiscal year 2002, fiscal year 2003, and fiscal year 2004, respectively. Expected amortization expense for each of the next five years is the following: 2005—$9.6 million, 2006—$9.5 million, 2007—$9.5 million, 2008—$9.3 million and 2009—$7.3 million.

The following table summarizes changes in Intersil’s goodwill balances as required by SFAS 142 ($ in thousands):

	Year Ended
	January 2, 2004	December 31, 2004
Goodwill balance at beginning of period	$1,063,201	$1,059,121
Goodwill adjustment resulting from purchase of Elantec	(4,080)	(4,660)
Goodwill resulting from purchase of Xicor Inc.	—	374,165
Goodwill resulting from purchase of Bitblitz Communications Inc.	—	1,208

	$1,059,121	$1,429,834

The table above excludes goodwill balances reclassified as assets held for sale. In August 2003, the Company divested of $172.4 million of goodwill as part of the sale of the Wireless Networking product group (Note W).

The decrease to the Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition of Elantec. Goodwill also decreased by $1.1 million due to the reversal of unused exit cost reserves relating to the Elantec acquisition. The additional goodwill balances from the purchase of Xicor and the assets of Bitblitz Communications (“Bitblitz”) are discussed in Note K and Note J.

NOTE F—INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share ($ in thousands, except per share amounts):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Numerator:
Net income (loss)	$(4,970)	$45,837	$40,681

Denominator:
Denominator for basic earnings Per share–weighted average common shares outstanding	125,591	137,291	140,860
Effect of dilutive securities stock options	—	3,140	2,484
Deferred stock units	—	59	240
Warrants	—	777	16

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	125,591	141,267	143,600

Basic income (loss) per share	$(0.04)	$0.33	$0.29

Diluted income (loss) per share	$(0.04)	$0.32	$0.28

The effect of 3,510 dilutive securities is not included in the computations for fiscal year 2002, because to do so would be antidilutive.

NOTE G—GAIN (LOSS) FROM INVESTMENTS

The tables below details our gain (loss) from investments for all periods presented ($ in millions):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Gain from sale of ChipPAC available-for-sale securities (see Note B)	$—	$1.8	$3.8
Gain from sale of Powersmart, Inc. cost method investment (see below)	1.3	0.6	—
Gain from sale of GlobespanVirata available-for-sale securities (see below)	—	7.2	—
Loss from write down of cost method investment (see below)	—	(13.0)	—

Total gain (loss) from investments	$1.3	$(3.4)	$3.8

During fiscal year 2002, the Company recorded a gain of $1.3 million ($0.8 million net of tax) from the sale of its investment in PowerSmart, Inc. The gain was calculated as the excess of the proceeds from disposition of the investment over its carrying value.

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

During fiscal year 2003, the Company recorded a gain of $0.6 million ($0.4 million net of tax) from the release of previously escrowed funds resulting from the sale of its investment in PowerSmart, Inc. in June 2002. The entire escrow receipt was recorded as a gain as the investment had no carrying value.

During fiscal year 2003, the Company recognized a $7.2 million gain ($4.7 million net of tax) from the sale of 15,462,185 shares of GlobespanVirata common stock. The gain was calculated as the net proceeds from the sale less the carrying value of the stock, which was determined as the fair market value during the five day period including the date of the transaction and the two day preceding and succeeding this date. The GlobespanVirata common stock represented a portion of the consideration paid by GlobespanVirata to the Company for its Wireless Networking product group (see Note W). The GlobespanVirata common stock was categorized as available-for-sale. Since it was received and sold within one quarter, no unrealized gains or losses were recorded.

During fiscal year 2004, the Company sold all of its holdings in STATS ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

NOTE H—SALE OF DISCRETE POWER PRODUCT GROUP

On March 16, 2001, the Company sold the assets of its Discrete Power product group to Fairchild Semiconductor International, Inc. (“Fairchild”) for $338.0 million in cash and the assumption by Fairchild of certain liabilities of the product group.

During fiscal year 2004, the Company recorded an additional $0.9 million ($0.6 million net of tax) gain. This gain resulted from the reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors. Similarly, during fiscal year 2003, the Company recorded a $1.4 million ($0.9 million net of tax) gain from the reduction of accrued exit costs due to favorable contract renegotiations with software vendors.

NOTE I—ELANTEC ACQUISTION

On May 14, 2002, following receipt of approval of the shareholders of Intersil and Elantec, Intersil merged with Elantec by using Intersil Class A common stock, stock options and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Elantec have been included in the accompanying Consolidated Financial Statements since the acquisition date.

Pursuant to the acquisition, each outstanding share of Elantec common stock was converted into 1.24 shares of Intersil Class A common stock and $8.00 cash, without interest. The source of funds for the cash portion of the purchase price was working capital. Under the terms of the acquisition agreement, Intersil issued 29,587,331 shares of its Class A common stock for 100% of Elantec’s outstanding common stock. The estimated value of Intersil’s Class A common stock was $32.42 per share based on the average closing price of Intersil’s Class A common stock during the five-day period including March 11, 2002 (the first trading day following the announcement of the signing of the acquisition agreement) and the two trading days preceding and succeeding this date.

The Company also reserved 8,969,763 shares of its Class A common stock in exchange for Elantec’s outstanding stock options. Each outstanding option to purchase shares of Elantec common stock was converted into an option to purchase shares of the Company’s Class A common stock using an exchange ratio of 1.54, which is equal to 1.24 plus the quotient of $8.00 divided by the closing sales price of Intersil Class A common stock as reported on the NASDAQ National Market on the trading day immediately preceding the date of the acquisition of $26.60. The Company estimated the fair value of each option as of the merger date using the Black-Scholes pricing model.

As a result of the acquisition, the Company incurred transaction related fees of $21.1 million. The Company also incurred costs of $6.6 million relating to efforts undertaken to exit certain activities deployed by Elantec (see Note L). Additionally, $34.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the average closing sales price of Intersil Class A common stock on May 13, 2002 and May 14, 2002 of $28.41 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as an operating expense. The table below summarizes the components of the purchase price ($ in millions):

Common stock issued	$959.2
Value of options issued	221.1
Cash paid	190.9
Transaction costs incurred	21.1
Exit costs incurred	6.6
Unearned compensation	(34.3)

Total purchase price	$1,364.6

Management performed an allocation of the total purchase price of Elantec to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1,051.1 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is not deductible for tax purposes. The final purchase price allocation is as follows ($ in millions):

Tangible current assets	$231.7
Tangible long-term assets	17.4
Tangible liabilities	(9.8)
Developed technology	12.4
Acquired in-process research and development	53.8
Goodwill	1,051.1
Deferred tax liability	(2.1)
Tax benefit from exercise of vested options	10.1

Total purchase price	$1,364.6

The total amount of goodwill recorded as part of the original purchase accounting was reduced by approximately $10.1 million dollars for the income tax benefit recognized upon the exercise of Intersil options issued to holders of vested Elantec options on the date of the acquisition. The appraisal of the acquired Elantec business identified $53.8 million of purchased in-process research and development, which was related to various products under development. The technology had not yet reached technological feasibility and had no future alternative uses. Accordingly, it was written off at the time of acquisition. The remaining intangible balance, which consists of developed technology, will be amortized over its estimated useful life of nine years.

In valuing the in-process research and development, the Company relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 2 to 8 years of after tax cash flow projections depending on the individual project. The Company used a discount rate of 13% based on an approximation of the cost of capital. The percentage of completion for the projects ranged from 10% to 90%, and the total cost to complete all projects at the time of the acquisition was approximately $38.4 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of December 31, 2004 are reported below ($ in millions):

Project Group	Number of Projects	Cost to Complete	Average Percent Complete	Value Assigned to Project
Optical Storage	61	$—	100%	$13.8
Communications	7	—	100%	1.6
DC/DC Converters	26	3.3	70%	5.8
Amplifiers and Comparators	83	—	100%	18.6
Other Video	46	2.1	80%	10.2
TFT Buffers	17	0.2	95%	3.8

Total	240	$5.6		$53.8

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

Since the original purchase price allocation, the Company recorded the following purchase price adjustments ($ in millions):

Increase to goodwill from valuation adjustments on assets and liabilities	$3.1
Decrease to goodwill from forfeiture and tax effects of stock options	(8.7)
Decrease to goodwill to record deferred tax asset related to NOL carryforwards	(14.4)
Decrease to goodwill from reclass of unused restructuring costs	(0.5)
Decrease to goodwill from decreases in transaction costs	(0.2)

Total change in purchase price allocation	$(20.7)

The following unaudited pro forma consolidated results of operations are presented as if the Elantec acquistion occurred on December 30, 2000 and December 29, 2001, respectively, ($ in millions, except per share data):

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

NOTE J—BITBLITZ COMMUNICATIONS ACQUISITION

On May 24, 2004, the Company acquired certain assets of Bitblitz, a California based non-public business enterprise. Specifically, the Company acquired inventory, fixed assets, intellectual property and developed technology for $2.5 million in cash. In accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” the assets purchased qualified as a business, and therefore the acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the Bitblitz assets have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date.

As a result of the acquisition, the Company incurred transaction related fees of approximately $0.1 million, which have been included within the total purchase price. The table below summarizes the components of the purchase price as of December 31, 2004 ($ in millions):

Cash paid	$2.5
Transaction costs incurred	0.1

Total purchase price	$2.6

Management performed a preliminary allocation of the total purchase price of Bitblitz to certain of its individual assets and liabilities. Tangible assets and specific intangible assets were identified and valued. The residual purchase price of $1.2 million has been recorded as goodwill. In accordance with SFAS 142, goodwill will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is deductible for tax purposes. The preliminary purchase price allocation is as follows ($ in millions):

Property, plant and equipment and inventory	$0.1
In-process research and development	0.2
Developed technology	1.1
Goodwill	1.2

Total purchase price	$2.6

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

According to the terms of the asset purchase agreement, there are contingent consideration payments that could result in 2005 and 2006 based upon revenue targets of certain products purchased from Bitblitz. The maximum contingent consideration is $5.0 million, however due to the rapid technological changes in our industry, an estimate of the eventual payout is not determinable beyond a reasonable doubt. Therefore, it has been excluded from the purchase price above, and none has been accrued as of December 31, 2004. If certain revenue targets are not obtained, no additional consideration will be paid. Should the payments be made, the cash outlay will be included in the purchase price and would result in additional goodwill.

NOTE K—XICOR ACQUISITION

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

Intersil also reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for the warrants outstanding to purchase 922,461 shares of Xicor common stock. Under terms of the acquisition agreement each warrant holder is entitled to receive $8.00 and 0.335 shares of Intersil Class A common stock in exchange for each outstanding Xicor stock warrant with an exercise price of $12.24 per share. The fair value of the stock warrants to be exchanged has been estimated using the Black-Scholes pricing model and the fair value of the stock options has been estimated using the Lattice model, based on the closing price of Intersil Class A common stock on July 29, 2004 of $16.67. The following assumptions were used within the context of the Black-Scholes pricing model and the Lattice model:

Options (Lattice)
Expected volatility	.408
Dividend yield	1.15%
Risk-free interest rate	3.26%
Expected life, in years	5

Warrants (Black Scholes)
Expected volatility	.680
Dividend yield	0.58%
Risk-free interest rate	2.16%
Expected life, in years	1

As a result of the acquisition, the Company incurred transaction related fees of $4.5 million. The Company also incurred costs of $0.3 million relating to severance payments to 20 Xicor employees who were terminated after the acquisition. Approximately 50% of this amount remained to be paid to employees as of December 31, 2004. These costs will be paid out over the next six months. Intersil began to formulate its severance plan upon completion of the acquisition, and the plan is considered final. Finally, $22.3 million of the purchase price was allocated to future periods in the form of unearned compensation, which resulted from the intrinsic value of the aforementioned options. The intrinsic value of each option was calculated as the excess of the fair market value of one share of Intersil Class A common stock as determined using the closing sales price of Intersil Class A common stock on July 29, 2004 of $16.67 over the option price. The unearned compensation costs will be recognized over the remaining vesting period of the options as expense in arriving at operating income (loss). The vesting periods range from one to four years. The table below summarizes the components of the purchase price ($ in millions):

Cash paid to Xicor shareholders	$231.7
Intersil Class A common stock issued	221.5
Fair value of stock options and stock warrants issued	63.5
Transaction costs incurred	4.5
Severance payments to Xicor employees	0.3
Unearned stock-based compensation	(22.3)

Total purchase price	$499.2

Intersil’s management performed an allocation of the total purchase price of Xicor to certain of its individual assets and liabilities. In-process research and development projects, tangible assets and specific intangible assets were identified and valued. The residual purchase price of $374.2 million has been recorded as goodwill. In accordance with SFAS 142, goodwill is carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. Goodwill is not amortized under SFAS 142. The goodwill is not deductible for tax purposes. The final purchase price allocation is as follows ($ in millions):

Tangible current assets	$23.3
Tangible long-term assets	2.0
Tangible liabilities	(12.6)
Developed technology	22.6
Acquired in-process research and development	31.0
Customer backlog	0.8
Deferred taxes	54.7
Goodwill	374.2
Tax benefit from exercise of vested options	3.2

Total purchase price	$499.2

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

In valuing the in-process research and development, the Company used present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The present value was determined by discounting 6 to 9 years of after tax cash flow projections depending on the individual project. The Company used a discount rate of 16% based on an approximation of the cost of capital. The percentage of completion for the projects ranges from 42% to 67%, and the total cost to complete all projects is approximately $4.5 million. The various project groupings, the cost to complete the projects and the average percentage complete within each grouping as of December 31, 2004 are reported below ($ in millions):

Project	Cost to Complete	Percent Complete	Value Assigned to Project
Digitally controlled potentiometers	$0.9	58%	$6.9
Central processing unit	0.4	62%	3.3
Real time clocks	0.3	50%	1.3
Analog front end	2.0	42%	16.8
Data acquisition	0.5	65%	1.9
Intellectual property	0.4	67%	0.8

Total	$4.5		$31.0

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

The following unaudited pro forma consolidated results of Company operations are presented as if the Xicor acquisition occurred on the first day of each period presented below, ($ in millions, except per share data):

	Fiscal Year Ended
	December 31, 2004	January 2, 2004
Product sales	$562.7	$549.1

Income (loss) from continuing operations	$32.0	$13.6

Income (loss) from continuing operations per basic share	$0.22	$0.09

Income (loss) from continuing operations per diluted share	$0.21	$0.09

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles and the unearned stock-based compensation recorded in conjunction with the acquisition. Included in the pro forma results above are certain infrequent events. These events include the write-off of in-process research and development costs of $31.2 million and $31.0 million in fiscal year 2004 and 2003 respectively. Also included are restructuring costs of $6.1 and $4.9 million in fiscal year 2004 and 2003 respectively. Included in fiscal year 2004 are costs of $3.4 million explained in Note O. Included in fiscal year 2003 is a gain from the early extinguishment of Xicor’s debt of $2.7 million. Included in fiscal year 2004 is a gain from the sale of Intersil’s Discrete Power product group of $0.9 million. Included in fiscal year 2003 is a gain from the sale of Intersil’s Discrete Power product group of $1.4 million. Included in fiscal year 2004 is the impairment on long-lived assets of $26.5 million. Included in fiscal year 2003 is the impairment on long-lived assets of $12.6 million. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

NOTE L—RESTRUCTURING COSTS RELATED TO THE EXIT OF ELANTEC’S ACTIVITIES

Concurrent with the acquisition of Elantec, Intersil accrued $7.7 million in costs arising out of the Company’s plan to exit certain activities deployed by Elantec in June 2002. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs were considered in the purchase price allocation of the Elantec acquisition. This restructuring plan includes employee termination costs, costs incurred in the exit of Elantec’s fabrication facility in Milpitas, California and the elimination of certain Elantec sales and marketing activities. Employee termination costs include involuntary severance payments and outplacement training. Costs to exit the fabrication facility include lease payments on vacated facilities and decommissioning costs required to exit the facility. Decommissioning costs include removing and disposing of air handlers, exhausts, structural steel, process cooling loops, gas piping and acid distribution systems used in conjunction with the Company’s equipment. Costs incurred to eliminate certain sales and marketing activities include the elimination of Elantec-specific web sites and termination of duplicated software contracts and leases for certain sales offices. The restructuring plan was formalized in May 2002 and is currently funded from working capital in accordance with the plan. Of the $7.7 million in restructuring costs within this plan, $0.6 million was recorded during the two quarters ended July 4, 2003 as an adjustment to the severance benefits paid to employees. This adjustment was considered as a purchase price adjustment in determining goodwill. During fiscal year 2004, the Company reversed $1.1 million of unused exit cost reserves relating to the Elantec acquisition thus decreasing goodwill. As a result of the acquisition, 103 Elantec employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. As of December 31, 2004, all of the affected positions had been terminated. The affected fabrication facility has been closed.

Below is a summary of the restructuring costs and the remaining accrual ($ in millions):

	Balance December 28, 2001	Additions	Utilizations	Balance January 3, 2003
Employee termination costs	$—	$3.6	$(0.9)	$2.7
Milpitas plant closure costs	—	2.4	(0.1)	2.3
Sales office closure costs	—	1.1	(0.1)	1.0

Total restructuring costs	$—	$7.1	$(1.1)	$6.0

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$2.7	$0.6	$(2.0)	$1.3
Milpitas plant closure costs	2.3	—	(0.7)	1.6
Sales office closure costs	1.0	—	(0.5)	0.5

Total restructuring costs	$6.0	$0.6	$(3.2)	$3.4

	Balance January 2, 2004	Utilizations	Reclassified to Goodwill	Balance December 31, 2004
Employee termination costs	$1.3	$(0.4)	$(0.9)	$0.0
Milpitas plant closure costs	1.6	(1.6)	0.3	0.4
Sales office closure costs	0.5	—	(0.5)	—

Total restructuring costs	$3.4	$(2.0)	$(1.1)	$0.4

NOTE M—OTHER RESTRUCTURING

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

June 2002

After the acquisition of Elantec, the Company accrued for restructuring activities relating to the consolidation of the combined entity’s business operations. These costs were not included in the purchase price determination and the allocation thereof as they relate to the Company’s activities that were conducted prior to the acquisition. As a result of the restructuring, the Company recorded a charge of $4.7 million ($2.8 million net of tax) in continuing operations during fiscal year 2002. The restructuring plan includes employee termination costs and the elimination of certain sales and marketing activities existing prior to the acquisition. Employee termination costs include involuntary severance payments and outplacement training. Costs incurred to eliminate certain sales and marketing activities include lease cancellation costs and costs associated with the termination of sales representative agreements. As a result of the acquisition of Elantec, 24 Intersil employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. Affected positions included primarily selling employees, of whom 13 were located in the United States, 7 in Europe and 4 in Asia. As of December 31, 2004, all of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan.

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

January 2003

In January 2003, the Company announced a cost reduction initiative predicated on a 3% reduction in workforce. Due to the adoption of SFAS 146, severance related costs are expensed when incurred rather than when they are announced as a part of a restructuring plan. However, the severance agreements under this restructuring plan entitle terminated employees to benefits upon notification of termination. Accordingly, the Company expensed $1.3 million ($0.8 million net of tax) in continuing operations during fiscal year 2003. The restructuring plan includes employee termination costs, which include involuntary severance payments and outplacement training. In connection with the cost reduction initiative, 22 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, selling, general and administrative employees; all of such employees were located in the United States. As of December 31, 2004, 100% of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan.

A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$—	$1.3	$(1.3)	$—

Total restructuring costs	$—	$1.3	$(1.3)	$—

August 2003

In August 2003, the Company announced a restructuring plan that coincided with the sale of the Wireless Networking product group. The restructuring plan included the termination of approximately 8% of the workforce and the closure of three sales office locations in the United States and Europe. The terms of the relevant severance benefits stipulate that an employee is entitled to payments if that employee remains employed with the Company through his or her termination date. Thus during the quarter ended October 3, 2003 and in accordance with SFAS 146, the Company recorded restructuring charges of $4.1 million ($3.0 million within continuing operations) for the portion of severance benefits and lease payments that it was obligated to pay. Employee termination costs include involuntary severance payments and outplacement training. In connection with the restructuring, approximately 126 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees; 116 of such employees were located in the United States, 6 in Europe and 4 in Asia. As of December 31, 2004, 100% of the affected positions had been terminated. No remaining activities exist with respect to the execution of this plan.

A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 3, 2003	Additions	Utilizations	Balance January 2, 2004
Employee termination costs	$—	$4.0	$(2.9)	$1.1
Sales office closure costs	—	0.1	—	0.1

Total restructuring costs	$—	$4.1	$(2.9)	$1.2

	Balance January 2, 2004	Utilizations	Balance December 31, 2004
Employee termination costs	$1.1	$(1.1)	$—
Sales office closure costs	0.1	(0.1)	—

Total restructuring costs	$1.2	$(1.2)	$—

July 2004

In July 2004, the Company announced a restructuring plan to streamline its manufacturing and support functions. The restructuring plan included the termination of employment of approximately 12% of the workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of December 31, 2004, 95% of the affected positions had been terminated.

A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance January 2, 2004	Additions	Utilizations	Balance December 31, 2004
Employee termination costs	$—	$6.1	$(4.1)	$2.0

NOTE N—IMPAIRMENT OF LONG-LIVED ASSETS

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

The Company recorded an impairment of long-lived assets of $12.6 million ($7.5 million net of tax) during fiscal year 2003. This primarily consisted of a $10.4 million ($6.4 million net of tax) write down of certain definite-lived intangible assets, which were tested for impairment following the sale of the Wireless Networking product group. Specifically, the Company impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Prior to this impairment these assets had a combined carrying value of $33.2 million. Also included in the aforementioned $12.6 million impairment was a $2.0 million impairment ($1.2 million net of tax) related to the write-off of a prepaid technology royalty for which the Company determined it would not incorporate into its future products. The write-off reduced the value of the prepaid royalty to zero as the Company does not expect to realize any future benefit from the asset. This treatment is in accordance with SFAS 144.

On March 18, 2004, the Company announced that it would move all internal volume of its 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. It will focus its Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, the Company recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-um wafers at its Palm Bay, Florida facility. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. Majority of these assets have either been sold or are being held for sale. During fiscal year 2004, the Company reversed $0.8 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount.

Also during fiscal year 2004, the Company impaired $0.4 million of prepaid deposits to vendors due to a change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as the Company had no future use for the asset.

All impairments described above relate to continuing operations and are contained within the caption “Impairment of long-lived assets” on the face of the Consolidated Statements of Operations.

NOTE O—OTHER LOSSES

During the fiscal year 2004, Hurricanes Frances and Jeanne damaged the Company’s Palm Bay, Florida facilities. The Company began repairs to the facilities during September and the majority of the work was completed by the end of fiscal year 2004. The Company recorded $2.7 million in losses related to the reconstruction costs incurred and those contracted for in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other loss” line item on the Condensed Consolidated Statements of Operations resulted from the license agreement that the Company entered into with Ericsson (refer to Note AB).

NOTE P—SEGMENT INFORMATION

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

NOTE Q—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $7.1 million for fiscal year 2002, $7.8 million for fiscal year 2003 and $6.9 million for fiscal year 2004. Future minimum lease commitments under non-cancelable operating/capital leases primarily related to land and office buildings amounted to approximately $18.5 million at December 31, 2004. These commitments for the years following 2004 (which exclude the estimated rental expense for annually renewable contracts) are: 2005—$5.0 million, 2006—$3.3 million, 2007—$2.6 million, 2008—$2.2 million, 2009—$2.2 million and thereafter—$3.2 million. The Company expects the following sublease inflows in the year following 2004: 2005—$0.1 million.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements as of December 31, 2004 ($ in millions):

	2005	2006	2007	2008	2009	Thereafter
Future minimum lease commitments	$5.0	$3.3	$2.6	$2.2	$2.2	$3.2
Open capital equipment purchase commitments	$1.0	—	—	—	—	—
Open raw material purchase commitments	$9.9	—	—	—	—	—
Standby letters of credit	$4.2	—	—	—	—	—

	$20.1	$3.3	$2.6	$2.2	$2.2	$3.2

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers, as well other miscellaneous expense items. The Company utilizes standby letters of credit primarily for security for workers compensation, environmental items, and electricity as well as for security for our vendors.

Intersil has a contract in place with STATS ChipPAC in which they provide test and package services subject to certain limits and exceptions. All of the Company’s obligations under this agreement are paid in cash and are the result of arms-length transactions. This commitment (see Note AC for additional detail) expires June 30, 2005.

NOTE R—COMMON STOCK AND DIVIDENDS

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

On August 13, 1999, in connection with the issuance of a 13.5% Subordinated Holding PIK Note, Intersil issued to Citicorp Mezzanine Partners, L.P. warrants to purchase 3,703,707 shares of its Class A Common Stock at an exercise price of $.0015 per share, subject to certain anti-dilution adjustments. These warrants became exercisable after August 13, 2000 and expire on August 15, 2009. As Intersil prepaid in full the 13.5% Subordinated Holding PIK Note within 24 months after issuance, the number of shares subject to such warrants were reduced to 2,222,224 shares. The warrants were valued at $0.3 million and were treated as additional interest related to the 13.5% Subordinated Holding PIK Note. As of December 31, 2004, no shares of Intersil Class A Common Stock remained to be issued pursuant to these warrants.

At June 30, 2000, Intersil had 200,000 outstanding warrants (issued with the 13.25% Senior Subordinated Notes) to purchase 3,703,707 shares of Class A Common Stock of Intersil. Each warrant entitles the holder to purchase 18.5185 shares at a price of $.0015 per share. The warrants became exercisable on August 13, 2000 and expire on August 15, 2009. As of December 31, 2004, no shares of Intersil Class A Common Stock remained to be issued pursuant to these warrants.

On July 29, 2004, in connection with the acquisition of Xicor, Intersil reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for the warrants outstanding to purchase 922,461 shares of Xicor common stock. Under terms of the acquisition agreement each warrant holder is entitled to receive $8.00 and 0.335 shares of Intersil Class A common stock in exchange for each outstanding Xicor stock warrant with an exercise price of $12.24 per share. As of December 31, 2004, 547,887 shares of Intersil Class A Common Stock remained to be issued pursuant to these warrants.

During fiscal year 2001, Sterling Holding Company, LLC (“Sterling”), converted 20,924,521 shares of its Intersil Class B Common Stock into an equivalent number of shares of Intersil Class A Common Stock. During fiscal year 2002, Sterling converted 8,495,756 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock. Sterling converted 7,786,719 shares of its holdings in Intersil Class B common stock into an equivalent number of shares of Intersil Class A common stock during fiscal year 2003. At December 31, 2004 the Company had no outstanding Intersil Class B common stock.

On May 14, 2002 the Company issued 29,587,331 shares of its Class A common stock for all outstanding shares of Elantec common stock (see Note I).

On July 29, 2004 the Company issued 10,109,266 shares of its Class A common stock for all outstanding shares of Xicor’s common stock (see Note K).

The tables below summarizes the activity within each class of common stock for all periods presented:

Class A

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Beginning Balance	90,565,018	129,140,657	139,331,417
Shares issued under stock plans	1,767,552	2,726,718	2,398,682
Purchase of Elantec	29,587,331	—	—
Conversion from B shares	8,495,756	7,786,719	—
Purchase of Xicor	—	—	10,109,266
Shares retired	(1,275,000)	(1,372,795)	—
Exercised warrants	—	1,050,118	9,259

Ending Balance	129,140,657	139,331,417	151,848,624

Class B

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Beginning Balance	16,282,475	7,786,719	—
Conversion to A shares	(8,495,756)	(7,786,719)	—

Ending Balance	7,786,719	—	—

Dividends

In September 2003, the Board of Directors declared the Company’s first dividend, of $0.03 per share, which was paid on November 24, 2003 to stockholders of record as of November 3, 2003. The dividend paid was approximately $4.2 million.

In January 2004, the Company declared a dividend, of $0.03 per share, which was paid on February 27, 2004 to shareholders of record as of February 17, 2004. During April 2004, the Company declared a dividend, of $0.03 per share, which was paid on May 21, 2004 to shareholders of record as of May 12, 2004. During July 2004, the Company declared a dividend, of $0.03 per share, which was paid on August 27, 2004 to shareholders of record as of August 17, 2004. During September 2004, the Company declared a dividend, of $0.04 per share, which is to be paid on November 19, 2004 to shareholders of record as of November 10, 2004. The dividends paid in February 2004 and May 2004 were approximately $4.1 million each. The dividend paid in August 2004 was approximately $4.4 million, and the dividend paid in November 2004 was approximately $5.8 million.

NOTE S—TREASURY SHARES

In March 2001, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. In September 2003, the Board of Directors authorized another stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock during the following 12 months. In September 2004, the Board of Directors authorized another stock repurchase program under which the Company may repurchase up to $150 million of its outstanding common stock. The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. One of Intersil’s purposes for purchasing its shares on the open market is to partially offset shareholder dilution from employee stock option exercises. Additionally, due to market conditions, management believes the repurchase of shares represents an effective use of the Company’s cash balance. Intersil Corporation has no Board-approved future plan for the reissuance of these shares. As of January 2, 2004 and December 31, 2004, respectively, 1,157,100 and 8,078,670 shares at an approximate cost of $30.0 million and $157.7 million had been repurchased and were held as treasury stock. The following table summarizes the treasury share activity during fiscal year 2003 and 2004 (at cost and in millions, except share amounts):

	Cost of shares	Number of shares
Treasury shares as of January 3, 2003	$3.6	225,000
Treasury shares repurchased	51.6	2,304,895
Treasury shares retired	(25.2)	(1,372,795)

Treasury shares as of January 2, 2004	30.0	1,157,100
Treasury shares repurchased	127.7	6,921,570
Treasury shares retired	—	—

Treasury shares as of December 31, 2004	$157.7	8,078,670

NOTE T—DEFERRED STOCK UNITS AND UNEARNED COMPENSATION

The Board of Directors has established minimum common stock ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. As a result, the Company issued 165,200 deferred stock units, to executives and Board members during fiscal year 2004. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of stock options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units share in all dividends. The weighted average fair value of the deferred stock units issued during fiscal year 2004 was $21.74.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation,” the issuance of these deferred stock units requires compensation expense to be measured upon issuance and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $4.0 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during fiscal year 2004. The unearned compensation was calculated by multiplying the closing share price on the day of issuance by the number of deferred stock units issued. The Company canceled 26,400 previously issued deferred stock units upon the termination of employment of certain executives during fiscal year 2004. This resulted in the reversal of $0.6 million in unearned compensation and additional paid-in-capital.

Unearned compensation is recorded within the shareholders’ equity portion of the Consolidated Balance Sheets. As of December 31, 2004, the Company’s unearned compensation had resulted from the issuance of the aforementioned deferred stock units as well the issuance of unvested stock options as part of the acquisition of Elantec (see Note I) and as part of the acquisition of Xicor (Note K). Amortization of unearned compensation from continuing operations was $14.5 million, $12.0 million and $11.5 million for fiscal year 2002, fiscal year 2003, and fiscal year 2004 respectively. Expected amortization of unearned compensation for each of the next four years is the following: 2005—$14.7 million, 2006—$7.4 million, 2007—$0.8 million and 2008—$0.0 million.

NOTE U—INCOME TAXES

The provision (benefit) for income taxes from continuing operations is summarized below ($ in thousands):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Current taxes:
Federal	$(9,989)	$16,900	$1,535
State	(1,266)	2,903	(2,327)
Foreign	5,890	1,562	3,176

	(5,365)	21,365	2,384

Deferred taxes:
Federal	8,968	(449)	(11,518)
State	339	(17)	1,998

	9,307	(466)	(9,520)

Income tax expense (benefit)	$3,942	$20,899	$(7,136)

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the Company realized tax benefits of approximately $0.9 million, $4.8 million and $7.6 million during fiscal year 2002, fiscal year 2003 and fiscal year 2004, respectively.

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Income tax expense (benefit) from continuing operations	$3,942	$20,899	$(7,136)
Income tax expense from discontinued operations	14,974	32,603	764

Total income tax expense (benefit)	$18,916	$53,502	$(6,372)

The components of deferred income tax assets (liabilities) are as follows ($ in thousands):

	January 2, 2004		December 31, 2004
	Current	Non-Current	Current	Non-Current
Receivables	$182	$—	$339	$—
Inventory	15,105	—	28,535	—
Fixed Assets	—	4,228	—	427
Intangibles	—	(589)	—	(19,566)
Accrued expenses	10,805	8,955	14,301	54
NOL Carryforward	—	—	—	42,557
Capitalized research and development	—	—	—	10,612
All other-net	13,751	(2,059)	—	9,422
Tax Credits	—	—	—	25,354
Available-for-sale securities	—	(981)	—	—

Continuing operations	39,843	9,554	43,175	68,860
Discontinued operations	—	—	—	—

	$39,843	$9,554	$43,175	$68,860

A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Statutory U.S. income tax rate	(35.0)%	35.0%	35.0%
State taxes	(4.8)	3.6	(0.9)
International income	(2.4)	(9.5)	(17.6)
Benefit related to export sales for tax purposes	(2.4)	(2.4)	(6.6)
Research credits	(15.0)	(5.2)	(15.0)
In-process research and development	85.5	—	32.9
Cost method investment impairment	—	5.8	—
Sale of cost method investment	—	—	(5.4)
Subpart F—interest & stock gains	—	2.7	6.9
IRS audit settlement	—	—	(47.3)
Tax-exempt interest	(0.6)	(1.7)	(4.5)
Other items	(4.9)	(2.0)	1.3

Effective income tax rate	20.4%	26.3%	(21.2)%

Pretax income (loss) of international subsidiaries was $28.0 million, $25.5 million and $31.6 million during fiscal year 2002, fiscal year 2003 and fiscal year 2004, respectively.

Income taxes paid were $12.4 million, $2.1 million and $11.6 million during fiscal year 2002 fiscal year 2003 and fiscal year 2004, respectively. The Company also paid approximately $13.5 million to settle its 1999 and 2000 IRS audit. In addition, the Company has filed refund claims totaling approximately $12.0 million related to 2001 and 2002 amended returns that were filed as a direct result of the IRS audit exam. The IRS adjustments related primarily to balance sheet reclassifications with a small portion related to transfer pricing adjustments.

The Company has completed an analysis of future taxable income and determined that all deferred tax assets (including, NOL’s and tax credit carry forwards) are more than likely to be utilized in the foreseeable future. Therefore, no valuation allowance has been provided on any deferred tax assets as of December 31, 2004. The Company has gross NOL’s of approximately $122 million that expire in years 2005 through 2024.

United States income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil’s intention to reinvest these earnings. However, on October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $300 million. The related potential range of income tax that would be payable is between zero and $15 million.

NOTE V—GEOGRAPHIC INFORMATION, CONCENTRATION OF RISK AND SEGMENTS

Intersil operates exclusively in the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in thousands):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
United States Operations
Net sales	$130,367	$126,411	$130,035
Tangible long-lived assets	141,905	150,616	97,250
International Operations
Net sales	289,192	381,273	405,740
Tangible long-lived assets	2,032	2,794	4,104

Intersil markets its products for sale to customers, including distributors, primarily in the United States, China, Taiwan and Japan. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. A summary of percent of sales by country is summarized below:

	Year Ended
	January 2, 2004	December 31, 2004
Sales by country for continuing operations
United States	25%	24%
China	24	20
Taiwan	13	15
Japan	12	12
All Other	26	29

In addition, customers in each of Germany, Singapore, South Korea, Thailand, United Kingdom, Philippines, France and Italy accounted for at least 1% of the Company’s sales. Two distributors that support a wide range of customers in Taiwan and Japan accounted for combined 18% of the Company’s sales in fiscal year 2004.

The Company operates and tracks its results in one reportable segment in accordance with the aggregation provision of Statement of Financial Accounting Standard No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

NOTE W—DISCONTINUED OPERATIONS

The Company sold its Wireless Networking product group on August 28, 2003 to GlobespanVirata, Inc. with the appropriate authority of the Board of Directors. The Wireless Networking product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock. These shares represented approximately 12% of the voting shares prior to the sale and approximately 10% of the voting shares following the sale. The Company sold all of the acquired GlobespanVirata shares in the same quarter in which it received them. Additionally, the Company retained the product group’s accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) during fiscal year 2003. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $19.8 million of patent defense legal fees, $12.2 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities primarily consisting of accrued compensation, sales reserves and payables related to royalty contracts. Transaction costs include legal fees, investment banking fees, and audit fees. The Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations. The Company obtained the estimate from its defense law firms, which represented the expected future billings from the law firms to Intersil in order to defend these cases. As of December 31, 2004, the Company had approximately $4.8 million of accruals related to unpaid or future transaction costs, patent defense costs and settlement costs. The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) during the quarter ended April 2, 2004 primarily due to the finalization of a contingent working capital adjustment.

Intersil reached a settlement with Agere Systems Corporation (Agere) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, Intersil recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the combined condensed financial statements as of December 31, 2004 as part of discontinued operations.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale.

The income (loss) from discontinued operations for fiscal year 2002, fiscal year 2003 and fiscal year 2004 consists of the following ($ in thousands):

	Year Ended
	January 3, 2003	January 2, 2004	December 31, 2004
Revenues	$230,159	$120,821	$—
Costs of products sales	114,474	78,264	—
Research and development	53,100	39,801	—
Selling, general and administrative	22,130	16,516	—
Amortization of intangible assets	2,554	1,254	—
Amortization of unearned compensation	771	285	—
Impairment of long-lived assets	250	15,928	—
Restructuring	580	201	—

Operating income (loss)	36,300	(31,428)	—
Gain from sale of product group	—	61,411	1,092
Loss on investments	3,000	10,000	—

Income (loss) before taxes	33,300	19,983	1,092
Income taxes	14,974	32,603	764

Net income (loss) from discontinued operations	$18,326	$(12,620)	$328

As of December 31, 2004, there were no assets remaining related to this product group. The following table details the assets held for sale related to the Wireless Networking product group as of January 3, 2003 ($ in thousands):

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

NOTE X—EMPLOYEE BENEFIT PLANS

Equity Compensation Plan

On November 5, 1999, Intersil adopted the 1999 Equity Compensation Plan (“Plan”), which became effective on August 13, 1999 for salaried officers and key employees. The Plan originally authorized the grant of options for up to 7.5 million shares of Intersil Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. The number of shares authorized for the Plan was increased to 22.25 million shares by the shareholders at the Annual Meeting of Shareholders held May 12, 2004.

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

A summary of the status of the Company’s stock option plan is presented in the table below:

	Year Ended
	January 3, 2003		January 2, 2004		December 31, 2004
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of period	5,623	$26.50	19,344	$21.56	17,889	$22.43
Granted	15,519	19.14	3,572	22.17	10,839	13.47
Exercised	(905)	6.36	(2,501)	8.79	(2,062)	8.34
Canceled	(893)	23.07	(2,526)	28.86	(2,054)	25.99

Outstanding at end of period	19,344	21.56	17,889	22.43	24,612	19.37

Exercisable at end of period	7,596	18.56	9,611	22.12	12,783	19.86

Weighted average fair value of options granted		$21.50		$14.83		$12.28

Information with respect to stock options outstanding and stock options exercisable is presented in the table below:

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
Exercise price range as of January 2, 2004

$1.10-$1.67	773	4.49	$1.30	773	$1.30
$1.71-$2.41	759	5.44	$2.17	630	$2.16
$2.86-$4.30	17	5.09	$3.20	17	$3.20
$4.41-$6.39	169	5.64	$5.25	169	$5.25
$6.89-$10.37	819	6.01	$9.12	805	$9.12
$12.86-$18.38	3,562	8.66	$15.10	1,098	$15.32
$18.63-$25.00	4,369	7.86	$22.83	2,121	$22.73
$25.13-$29.90	3,977	8.51	$26.79	1,541	$27.07
$30.21-$54.00	3,429	7.20	$37.71	2,445	$38.66
$54.19-$79.01	14	6.60	$59.17	12	$59.10

Exercise price range as of December 31, 2004

$1.10-$1.46	549	3.51	$1.30	549	$1.30
$1.71-$2.25	506	4.47	$2.16	506	$2.16
$2.74-$3.63	553	7.19	$3.08	300	$3.18
$4.14-$5.94	1,983	7.25	$5.12	1,184	$5.13
$6.39-$8.93	1,379	6.28	$8.21	1,157	$8.35
$10.04-$15.00	1,865	6.71	$13.18	1,148	$13.10
$15.09-$21.63	7,441	7.53	$17.78	2,035	$18.42
$22.23-$33.13	7,385	7.39	$25.93	3,913	$26.53
$33.38-$49.08	2,723	5.93	$37.70	1,768	$37.90
$50.54-$71.06	228	5.66	$53.99	223	$53.98

Employee Stock Purchase Plan

In February 2000, Intersil adopted the Employee Stock Purchase Plan (“ESPP”) whereby eligible employees can purchase shares of Intersil’s common stock. Intersil has reserved 2,333,334 shares of common stock for issuance under the ESPP. The Company had 808,334 shares available for issuance under the plan as of December 31, 2004. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). As of January 2, 2004 and December 31, 2004, approximately 1,202,000 and 1,525,000 shares had been issued under the ESPP, respectively.

NOTE Y—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. The Company does not expect the adoption of EITF Issue No. 02-14 to impact its financial statements.

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s year ended January 2, 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. The Company plans to adopt this in its fiscal quarter ending July 1, 2005. It is, however, expected to have a negative effect on consolidated net income.

In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share – an Amendment to FAS 128.” The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. The Company is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

NOTE Z—SHAREHOLDER RIGHTS PLAN

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

In connection with the adoption of a Stock Purchase Rights Plan, the Board of Directors adopted a resolution creating a series of 25,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock. As of December 31, 2004, none of the shares were issued or outstanding.

NOTE AA—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of December 31, 2004 associated with guarantees covered by this interpretation.

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

Information regarding the changes in Intersil’s aggregate product warranty liabilities was the following for fiscal years 2003 and 2004 (in thousands):

Balance, January 3, 2003	$1,256
Accruals for warranties issued during the period	1,292
Settlements made (in cash or in kind) during the period	(1,301)

Balance, January 2, 2004	1,247
Accruals for warranties issued during the period	3,229
Xicor warranty accrual acquired	245
Settlements made (in cash or in kind) during the period	(2,842)

Balance, December 31, 2004	$1,879

Indemnifications

The Company sold its facility in Mountaintop, Pennsylvania to Fairchild Semiconductor (“Fairchild”) in 2001. Fairchild recently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris has indemnified Intersil against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

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

NOTE AB—LITIGATION MATTERS

The Company is currently party to various claims and legal proceedings, including those discussed below. When the Company believes that a loss is probable and the amount of the loss can be reasonably estimated, the Company recognizes the estimated amount of the loss. The Company includes legal costs in its estimate of losses. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. Because the Company believes the loss to be probable, Intersil has an accrual of $4.1 million as of December 31, 2004 for estimated legal costs to defend its positions.

On November 23, 1998, Harris Corporation (“Harris”), the Company’s predecessor, filed suit against Ericsson and Telefonaktiebolaget LM Ericsson for infringement of various cellular technology patents. Ericsson countersued and filed a complaint in the United States District Court for the Eastern District of Texas against Harris for infringement of certain telecommunication patents. Shortly after the Company purchased the semiconductor business from Harris, Ericsson joined them in the suit by filing an Amended Complaint on October 15, 1999. After discovery and depositions by the parties, only Ericsson’s U.S. patent 4,961,222 remained in the suit. Ericsson sought damages from Harris and Intersil, as well as injunctive relief prohibiting sales of the products at issue. On June 3, 2001, the jury returned a verdict against Harris and Intersil regarding patent infringement of their 5513/5514/5518 SLIC families. The total amount awarded against Harris is $4.1 million, and the amount against Intersil was $151,000. On July 11, 2002, the court granted Harris and Intersil post-trial motion for summary judgment, setting aside the entire jury verdict and giving Ericsson nothing. Ericsson filed an appeal in the United States Court of Appeals for the Federal Circuit, and the Company cross-appealed on September 4, 2002 to preserve its rights. On December 9, 2003, the Court of Appeals reversed the District Court’s granting of judgment as a matter of law on non-infringement and affirmed the denial of judgment as a matter of law relating to damages. A motion for Rehearing has been denied, and the case was remanded to the District Court. Subsequently, the court issued an injunction, enjoining Intersil from selling the effected SLIC families. Shortly after the issuance of the injunction, Ericsson and Intersil, entered into a patent license agreement, which resulted in the injunction against Intersil being vacated without disruption of its SLIC business. Intersil is now permitted to sell the affected SLIC families. Harris and Intersil have appealed the issuance of the injunction to the United States Court of Appeals for the Federal Circuit.

The Company and certain of their present officers and directors as well as their lead initial public offering underwriter and lead underwriter of their September 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against the Company, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against the Company and certain of their officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of their shares during the relevant class period as part of the purported scheme to artificially inflate the value of their shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement has recently been reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, the Company would not be required to pay any damages, expenses or litigation costs to the plaintiffs. When negotiations are completed and the parties have agreed upon the final terms of the settlement agreement, the agreement must be approved by the court before dismissal of the Company and other parties to the agreement from the suit. On February 15, 2005, the Judge preliminarily approved the issuer’s settlement agreement. Final approval is subject to certain revisions requested by the Judge, notice to the affected class members, and a final hearing.

On July 23, 2003, Symbol Technologies, Inc (“Symbol”), our customer, filed suit against the Company and its former subsidiary, Choice, in the Supreme Court of the State of New York, Suffolk County. Symbol alleges that the Company and Choice are required to indemnify Symbol in an amount in excess of $1.5 million for Symbol’s expenses, including attorneys fees, incurred in defending certain patent infringement claims asserted against Symbol by Proxim Incorporated in two separate civil actions pending in the United States District Court for the District of Delaware. Symbol contends that the alleged infringement was caused by hardware and firmware components purchased from the Company and included in Symbol products. The Company disputes Symbol’s claims and intends to defend the lawsuit vigorously.

On April 14. 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, Inc. (“Xicor”), filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, Inc., and Xicor’s directors in connection with the acquisition of Xicor by Intersil. On June 4, 2004, Intersil was dismissed with prejudice as a defendant, and on July 9, 2004, the Court sustained Xicor’s demurrer with leave to amend. The Freeport suit was then consolidated with a similar suit flied by another plaintiff, and was renamed “In re Xicor. Inc. Shareholder Litigation.” On August 9, 2004, plaintiffs in the consolidated suit filed an amended complaint, which does not name Intersil as a party. On December 21, 2004, the Superior Court sustained Xicor’s demurrer without leave to amend, and on January 10, 2005, the Superior Court entered judgment dismissing Xicor with prejudice. On March 10, 2005, the plaintiffs filed a notice of appeal of the judgment dismissing Xicor. Intersil’s Executive Vice President, Louis DiNardo, remains a defendant in this suit along with Xicor’s former directors. Although Intersil and Xicor are no longer parties to this lawsuit, pursuant to its acquisition agreement with Xicor, Intersil assumed certain specified obligations to indemnify Xicor’s directors against claims, losses, damages, liabilities, costs and expenses (including reasonable legal expenses) in connection with such lawsuits.

NOTE AC—RELATED PARTY TRANSACTIONS

As of January 2, 2004, we held a loan receivable within the other assets section in our balance sheet resulting from a loan made to one of our executives who is neither the CFO nor CEO. The loan, which totaled $0.5 million at January 2, 2004, was made by Elantec prior to the merger as part of employment offers. The loan was a recourse loan, and the security was in the form of a second trust deed on the employee’s real property. The loan earned interest in excess of the Prime Rate. This loan was repaid in full on August 11, 2004. We currently have no outstanding loans with any officers or directors.

Sterling, an indirect wholly owned subsidiary of Citigroup, Inc., and its affiliates formerly owned a significant number of Intersil’s common shares. However, as of December 31, 2004, Sterling held none. Citigroup Venture Capital Equity Partners, which is managed by an indirect wholly owned subsidiary of Citigroup, Inc., indirectly owns an interest in STATS ChipPAC.

Intersil has a contract in place with STATS ChipPAC, in which they provide a specified percentage of Intersil’s test and package activities subject to certain exceptions. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. This contract expires June 30, 2005. At the time the contract was entered into, Citigroup Venture Capital held a seat on Intersil’s Board of Directors and on the Board of Directors of the predecessor to STATS ChipPAC. The Company had $6.3 million and $4.3 million of trade accounts payable to STATS ChipPAC as of December 31, 2004 and January 2, 2004, respectively. Purchases under this contract during the year ended December 31, 2004 totaled $37.7 million. Although the Company expect its relationship with STATS ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

NOTE AD—SUBSEQUENT EVENTS

On February 1, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share of common stock. Payment of the dividend was made on February 25, 2005 to shareholders of record as of the close of business on February 15, 2005.

In February 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained during the two hurricanes that hit its Florida facility. The proceeds will be recorded in the first quarter of fiscal year 2005.

On March 1, 2005, the Company announced a reduction in its workforce. The action affected approximately 100 of its production related employees. A restructuring charge, which has not yet been quantified, will be recorded in the first quarter of fiscal year 2005.

NOTE AE—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
	(In millions, except per share data)
Net sales	$115.6	$125.5	$130.5	$136.1	$137.4	$144.2	$127.0	$127.1
Gross margin	66.3	70.5	73.8	77.2	78.3	82.6	68.1	69.7
Net income (loss)	$13.7	$(0.1)	$9.1	$23.7	$27.4	$27.2	$(29.6)	$15.6

Income (loss) per share (basic):	$0.10	$(0.01)	$0.07	$0.17	$0.20	$0.20	$(0.21)	$0.11

Income (loss) per share (diluted):	$0.10	$(0.01)	$0.06	$0.17	$0.19	$0.19	$(0.21)	$0.11

a) On July 29, 2004, the Company acquired Xicor, Inc. (“Xicor”) by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. Please refer to Note K within the Consolidated Financial Statements for further discussion.

b) On August 28, 2003, the Company sold the assets of its Wireless Networking product group to GlobespanVirata, Inc. The results of operations of the product group were excluded after the date of sale. Please refer to Note W for further discussion. This change resulted in certain reclassifications of prior quarterly information as the results of this product group qualified as a discontinued operation.

c) The Company experienced no extraordinary items during the time periods presented above. Therefore net income/(loss) is equal to income/(loss) before extraordinary items for all periods presented.

d) During fiscal year 2003 and fiscal year 2004, the Company recorded various impairment charges. These charges reduce expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Notes N for further discussion.

e) During fiscal year 2003 and fiscal year 2004, the Company recorded various restructuring charges. These charges reduce expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Notes L & M for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intersil and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item with respect to our Directors will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Executive Officers will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit Committee will appear under the captions “Corporate Governance: Committees of the Board” and “Audit Committee” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer and corporate controller. A copy of the Code of Ethics is available at http://www.intersil.com/cda/investor/. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11. Executive Compensation

The information required under this item will appear under the captions “Compensation Tables,” “Retirement Plans,” “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the captions Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners: and “Securities Authorized for Issuance Under Equity Compensation Plans.” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required under this item will appear under the captions “Audit Committee,” “Ratification of Appointment of Independent Auditors (Item 2 on Proxy Card),” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deduction From Reserves	Balance at End of Period
Valuation and qualifying accounts deducted from the assets to which they apply
Allowance for Uncollectible Accounts
2004	$1,090	$66	$(500)	$47	$609
2003	$1,107	$501	$—	$518	$1,090
2002	$534	$1,257	$71	$755	$1,107
Inventory Reserve
2004	$23,289	$7,361	$(1,947)	$7,540	$21,163
2003	$21,472	$4,089	$2,128	$4,400	$23,289
2002	$22,723	$4,971	$6,396	$12,618	$21,472
Sales Reserves
2004	$9,739	$13,696	$2,060	$16,726	$8,769
2003	$12,399	$17,843	$(1,134)	$19,369	$9,739
2002	$4,938	$19,688	$2,774	$15,001	$12,399

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report is incorporated by reference to the Exhibit Index following the signatures herein. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ RICHARD M. BEYER
Richard M. Beyer
Chief Executive Officer and Director
March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date
By:	/s/ RICHARD M. BEYER Richard M. Beyer	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

By:	/s/ DANIEL J. HENEGHAN Daniel J. Heneghan	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

By:	/s/ GREGORY L. WILLIAMS Gregory L. Williams	Chairman of the Board of Directors	March 16, 2005

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	March 16, 2005

By:	/s/ JAMES V. DILLER James V. Diller	Director	March 16, 2005

By:	/s/ GARY E. GIST Gary E. Gist	Director	March 16, 2005

By:	/s/ JAN PEETERS Jan Peeters	Director	March 16, 2005

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 16, 2005

By:	/s/ JAMES A. URRY James A. Urry	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Holding Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.02	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.03	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001 (incorporated by reference to Exhibit 2.28 to the Annual Report on Form 10-K/A previously filed by Intersil Corporation on June 22, 2004)(“Annual Report on Form 10-K/A, 2004”).

2.04	Asset Purchase Agreement by and among Intersil Corporation and Globespanvirata Inc. dated as of July 15, 2003 (incorporated by reference to Exhibit 2.29 to the Annual Report on Form 10-K/A, 2004).**

2.05	Agreement and Plan of Merger by and among Intersil Corporation, New Castle Merger Corporation, New Castle Merger Sub Corp., New Castle Sub LLC and Xicor, Inc. dated as of March 14, 2004 (incorporated by reference to Exhibit 2.1 to the 8-K dated March 16, 2004).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

4.02	Amended and Restated Registration Rights Agreement, dated as of January 21, 2000, by and among Holding, Sterling Holding Company, L.L.C., Manatee Investment Corporation, Citicorp Mezzanine Partners, L.P. and the management investors named therein (incorporated by reference to Exhibit 4.02 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Employment Agreement, dated as of May 14, 2004 between Intersil and Gregory L. Williams.*

10.02	Intersil Corporation Amended and Restated 1999 Equity Compensation Plan, effective as of May 12, 2004 (incorporated by reference to Exhibit C to the definitive proxy statement on Form DEF 14A dated March 26, 2004).

10.03	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.04	Employment Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.05	Executive Change in Control Severance Benefits Agreement, dated as of May 10, 2002, between Intersil and Richard M. Beyer (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.06	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.07	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Alden J. Chauvin, Jr. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.08	Executive Change in Control Severance Benefits Agreement, dated as of May 14, 2002, between Intersil and Mohan Maheswaran (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.09	Sublease Agreement, dated as of November 5, 2004 by and between Avaya, Inc. and Intersil Corporation.*

14.01	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21.01	Subsidiaries of Intersil Corporation.*

23.01	Consent of Ernst & Young LLP, Independent Registered Certified Public Accountants.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential treatment has been requested for portions of this exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as **. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.