Form 10-Q
period 2005-04-01
INTERSIL CORP/DE
filed 2005-05-12
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-29617

INTERSIL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3590018
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1001 Murphy Ranch Road

Milpitas, California 95035

(Address of principal executive offices, including zip code)

(408) 432-8888

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on May 10, 2005:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	152,868,157

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended
	April 1, 2005	April 2, 2004
	(Unaudited) (in thousands, except share and per share amounts)
Revenue
Product sales	$128,080	$137,430
Costs, expenses and other income
Cost of product sales (a)	57,689	59,122
Research and development	26,762	24,615
Selling, general and administrative	24,394	21,542
Amortization of purchased intangibles	2,491	1,166
Amortization of unearned stock based compensation (b)	3,751	1,552
Impairment (recovery) of long-lived assets	(618)	27,010
Restructuring	2,845	—
Other (income)	(2,000)	—

Operating income	12,766	2,423
Gain on investments	—	3,799
Interest income, net	3,689	3,089

Income from continuing operations before income taxes	16,455	9,311
Income tax provision (benefit) from continuing operations	3,638	(13,793)

Income from continuing operations	12,817	23,104
Discontinued operations
Income from discontinued operations before income taxes	—	6,938
Income tax provision from discontinued operations	—	2,693

Income from discontinued operations	—	4,245

Net income	$12,817	$27,349

Basic income per share:
Income from continuing operations	$0.09	$0.17
Income from discontinued operations	—	0.03

Net income	$0.09	$0.20

Diluted income per share:
Income from continuing operations	$0.09	$0.16
Income from discontinued operations	—	0.03

Net income	$0.09	$0.19

Weighted average common shares outstanding (in millions):
Basic	143.5	138.0

Diluted	145.7	140.8

Dividends declared per common share	$0.04	$0.03

(a) Cost of product sales includes the following:
Unearned compensation	$380	—

(b) Unearned compensation is excluded from the following:
Research and development	$2,052	$819
Selling, general and administrative	1,699	733

	$3,751	$1,552

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended
	April 1, 2005	April 2, 2004
	(Unaudited) (in thousands and net of associated tax effects)
Net income	$12,817	$27,349
Other comprehensive income:
Currency translation adjustments	71	104
Reclassification adjustment for realized gains on securities sold	—	(1,824)

Comprehensive income	$12,888	$25,629

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2005	December 31, 2004
	(unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$118,114	$129,700
Short-term investments	433,014	393,299
Trade receivables, less allowances ($6,798 as of April 1, 2005 and $7,522 as of December 31, 2004)	76,161	77,919
Inventories, net	93,912	96,450
Prepaid expenses and other current assets	14,415	14,649
Deferred income taxes	36,600	43,175

Total current assets	772,216	755,192
Non-current assets
Property, plant & equipment, less accumulated depreciation ($121,630 as of April 1, 2005 and $124,738 as of December 31, 2004)	95,621	101,354
Goodwill and purchased intangibles, less accumulated amortization	1,475,609	1,478,762
Long-term investments	159,628	179,651
Deferred income taxes	72,794	68,860
Other	3,348	3,751

Total non-current assets	1,807,000	1,832,378

Total assets	$2,579,216	$2,587,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$10,740	$12,135
Related party payables	7,917	6,266
Retirement plan accruals	3,903	3,806
Accrued compensation	23,955	21,035
Accrued interest and sundry taxes	3,817	2,976
Deferred margin	11,259	11,347
Restructuring and exit costs	3,391	2,476
Litigation accruals	3,397	4,141
Other accrued items	22,758	25,892
Customer deposits	1,744	1,882
Income taxes payable	55,805	56,211

Total current liabilities	148,686	148,167
Shareholders’ equity
Preferred stock, $.01 par value, 2,500,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating preferred stock, $.01 par value, 25,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 300,000,000 shares authorized, 152,380,404 shares outstanding at April 1, 2005 and 151,848,424 shares outstanding at December 31, 2004	1,524	1,518
Class B common stock, $.01 par value, non-voting; 300,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	2,559,475	2,553,855
Retained earnings	70,174	63,103
Unearned compensation	(20,288)	(22,900)
Accumulated other comprehensive income	1,403	1,494
Treasury shares, at cost; 9,525,670 shares at April 1, 2005 and 8,078,670 shares at December 31, 2004	(181,758)	(157,667)

Total shareholders’ equity	2,430,530	2,439,403

Total liabilities and shareholders’ equity	$2,579,216	$2,587,570

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 1, 2005	April 2, 2004
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$12,817	$23,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,096	11,187
Provisions for inventory obsolescence	482	75
Severance related expenses	2,845	—
Gain on sale of equipment	15	—
Gain on sale of certain investments	—	(3,799)
Impairment (recovery) of long-lived assets	(618)	27,010
Deferred income taxes	2,054	12,022
Net income from discontinued operations	—	4,245
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	—	(7,900)
Changes in operating assets and liabilities:
Trade receivables	1,758	315
Inventories	2,055	(2,588)
Prepaid expenses and other current assets	(234)	(903)
Trade payables and accrued liabilities	117	(8,006)
Income taxes	1,293	(28,391)
Other	99	1,616

Net cash provided by operating activities	35,779	27,987
Investing activities:
Proceeds from sale of auction rate securities	89,725	266,896
Purchases of auction rate securities	(127,000)	(256,391)
Change in short-term investments	(2,440)	1,590
Change in long-term investments	19,747	(67,177)
Proceeds from sale of Wireless Networking product group, net	(1,417)	(8,656)
Proceeds from sale of certain investments	—	8,673
Cash paid for acquired business, net of cash acquired	—	(768)
Purchase of Xicor, net of cash received	(238)	—
Purchase of Bitblitz Communications	(14)	—
Purchase of Elantec	(12)	—
Proceeds from sale of property, plant and equipment	3,188	—
Purchase of property, plant and equipment	(2,857)	(2,570)

Net cash (used in) investing activities	(21,318)	(58,403)
Financing activities:
Proceeds from exercise of stock options	3,976	7,890
Dividends paid	(5,746)	(4,139)
Repurchase of treasury shares	(24,090)	(29,994)

Net cash (used in) financing activities	(25,860)	(26,243)
Effect of exchange rates on cash and cash equivalents	(187)	200

Net (decrease) in cash and cash equivalents	(11,586)	(56,459)
Cash and cash equivalents at the beginning of the period	129,700	190,457

Cash and cash equivalents at the end of the period	$118,114	$133,998

Supplemental disclosures—Non-cash activities:
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$1,699	$2,906

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The accompanying interim condensed consolidated financial statements of Intersil Corporation have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature. The condensed consolidated balance sheet at December 31, 2004, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the quarter ended April 1, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation. During 2004, the Company reviewed the classification of its investment in certain auction rate securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of April 2, 2004, similar securities totaling $530.8 million have been reclassified from cash equivalents to short-term investments and the related effect has now been reflected in the quarter ended April 2, 2004 consolidated statements of cash flows. As a result, cash flows from investing activities increased by $10.5 million for quarter ended April 2, 2004 from that previously reported.

Revenue Recognition

Revenue is recognized upon shipment to all customers, except North American distributors. Sales to international distributors are made under agreements, which provide price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. The Company generally recognizes sales to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms (“NCNR”) to North American distributors, in which case, revenue is recognized at the point of shipment. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (“CRD”), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of shipment. It is the Company’s intent that deliveries be made not more than ten days in advance of CRD.

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

	Quarter Ended
	April 1, 2005	April 2, 2004
	(in millions, except per share amount)
Net income, as reported	$12.8	$27.3
Add: Stock-based employee compensation included in reported net income, net of tax	2.6	1.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(11.0)	(14.7)

Net income, pro forma	$4.4	$13.6

Basic income per share, pro forma	$0.03	$0.10

Diluted income per share, pro forma	$0.03	$0.10

Basic income per share, as reported	$0.09	$0.20

Diluted income per share, as reported	$0.09	$0.19

Application of SFAS 123 would result in a decrease in diluted income per share of $0.06 and $0.09 for the quarter ended April 1, 2005 and the quarter ended April 2, 2004, respectively.

The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years. The Company started using the Lattice model since the last quarter of fiscal year 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and better predicts future volatility of the underlying stock price. For the quarter ended April 1, 2005 the Company estimated the fair value of each option as of the date of grant using the Lattice model with the following weighted average assumptions:

Quarter Ended April 1, 2005
Expected volatility	0.39
Dividend yield	1.02%
Risk-free interest rate	3.86%
Expected life, in years	4.18

For the quarter ended April 2, 2004 the Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

Quarter Ended April 2, 2004
Expected volatility	.695
Dividend yield	0.5%
Risk-free interest rate	3.23% - 3.81%
Expected life, in years	7

Note B—Inventories

Inventories are summarized below (in thousands):

	April 1, 2005	December 31, 2004
Finished products	$23,573	$25,966
Work in progress	67,147	67,182
Raw materials and supplies	3,192	3,302

Total inventories, net	$93,912	$96,450

At April 1, 2005 and December 31, 2004, Intersil was committed to purchase $15.0 million and $9.9 million, respectively, of inventory from suppliers. Management believes the cost of its inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended
	April 1, 2005	April 2, 2004
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$12,817	$27,349

Denominator:
Denominator for basic earnings per share-weighted average common shares	143,480	138,015
Effect of dilutive securities:
Stock options	2,016	2,706
Deferred stock units/Warrants	177	123

Denominator for diluted earnings per share-adjusted weighted average common shares	145,673	140,844

Basic earnings per share	$0.09	$0.20

Diluted earnings per share	$0.09	$0.19

Note D—Investments

Short-term Investments

Available for Sale Investments—Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

During the quarter ended April 2, 2004, Intersil sold all of its holdings of ChipPAC, Inc (“ChipPAC”) for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As of April 1, 2005, available-for-sale debt investments consist exclusively of auction rate securities with a final maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sell positions to fund our working capital. These investments are reflected in “Short-term Investments” line item in the current section of the Condensed Consolidated Balance Sheets.

Held-to-Maturity Investments— Investments designated as held-to-maturity include marketable debt with maturities of greater than three months. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Condensed Consolidated Balance Sheets.

The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	April 1, 2005	December 31, 2004	Maturity Range (in years)
Type of Security (Held to Maturity)	Amortized Cost ($ in millions)
US Treasury and government debt	$193.2	$176.5	< 1
State & municipality issued debt	—	11.2	< 1
Corporate issued debt	1.0	4.1	< 1

Total	$194.2	$191.8

Type of Security (Available for sale)	April 1, 2005	December 31, 2004	Maturity Range (in years)
	FMV ($ in millions)
Auction rate securities	238.8	201.5	> 10

Total	$238.8	$201.5

As of April 1, 2005, the fair market value of these securities was approximately $431.7 million, thus resulting in an unrecognized loss of $1.3 million. The fair market value of these securities as of December 31, 2004 was $392.0 million; thus the Company had $1.3 million of unrecognized loss at that time.

Long-term Investments

The Company’s portfolio of long-term investments included the following as of the dates set forth below:

Type of Security (Held to Maturity)	April 1, 2005	December 31, 2004	Maturity Range (in years)
	Amortized Cost ($ in millions)
US Treasury and government debt	$149.2	$163.9	1-3
Corporate issued debt	—	5.0	1-3

Total	$149.2	$168.9

The fair market value of these securities was $146.1 million and $167.2 million as of April 1, 2005 and as of December 31, 2004, respectively.

Trading Investments— Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Long-term Investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. The Company’s portfolios of trading investments included the following securities as of the dates set forth below ($ in millions):

	April 1, 2005		December 31, 2004
	Fair Value	Net Unrealized	Fair Value	Net Unrealized
Type of Security		Gains		Gains
Mutual fund holdings to offset deferred compensation liabilities	$6.4	$0.4	$6.7	$0.6

Total trading investments	$6.4	$0.4	$6.7	$0.6

Cost Method Investments—All investments that are not accounted for as “held-to-maturity,” “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. As of December 31, 2004 and April 1, 2005 the Company held approximately $4.1 million in cost method investments. The Company reviews its cost method investments at least quarterly for impairment indicators. The review as of quarter ended April 1, 2005 did not result in adjustments to the carrying value of the investments.

Note E—Intangible Assets

Intangible Assets are summarized below ($ in thousands):

	April 1, 2005	December 31, 2004
Indefinite Lived Intangible Assets:
Goodwill	$1,432,521	$1,433,183
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:
Developed Technology	58,991	58,991
Less accumulated amortization	(12,554)	(10,178)
Xicor customer backlog	750	750
Less accumulated amortization	(750)	(635)

Total Intangible Assets	$1,475,609	$1,478,762

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Condensed Consolidated Statements of Income. The following table summarizes changes in Intersil’s goodwill balance since December 31, 2004 ($ in thousands):

Goodwill balance as of December 31, 2004	$1,429,834
Goodwill adjustment resulting from the purchase of Xicor Inc.	(659)
Goodwill adjustment resulting from the purchase of Bitblitz Communications	15
Goodwill adjustment resulting from the purchase of Elantec	(19)

Total goodwill as of April 1, 2005	$1,429,171

The adjustment to the Xicor and Elantec related goodwill primarily resulted from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition. The change in goodwill for Bitblitz is related to additional transaction related expenses incurred during the quarter ended April 1, 2005.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock as summarized in the table below (in millions and at cost except share amounts):

	Cost of shares	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Treasury shares repurchased	24.1	1,447,000

Treasury shares as of April 1, 2005	$181.8	9,525,670

Dividends

In February 2005, the Board of Directors and the Company declared a common stock dividend, of $0.04 per share, which was paid on February 25, 2005 to stockholders of record as of February 15, 2005. The total amount paid was $5.7 million.

Class A Common Stock

The tables below summarizes the share activity for the Company’s Class A common stock since December 31, 2004:

For the quarter ended April 1, 2005
Balance as of December 31, 2004	151,848,424
Shares issued under stock plans	531,980

Balance as of April 1, 2005	152,380,404

Deferred Stock Units

During the quarter ended April 1, 2005, the Company issued 89,000 deferred stock units to 8 executives and 6 Board members. The issuance of the deferred stock units is in conjunction with a decrease in the issuance of stock options. The deferred stock units entitle the executives to receive one share of Intersil Class A common stock for each deferred stock unit issued, provided the executives are employed at Intersil on the third anniversary of the grant date. The deferred stock units receive dividends prior to the stock issuance. The weighted average fair value of the deferred stock units issued during the quarter ended April 1, 2005 was $17.08.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of these deferred stock units requires compensation expense to be measured and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $1.5 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during the quarter ended April 1, 2005 relating to these newly issued deferred stock units. The unearned compensation was calculated using the closing share price on the day of issuance. Unearned compensation is recorded within the shareholders’ equity section of the Condensed Consolidated Balance Sheets.

Note G—Restructuring

March 2005

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, the employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. As of April 1, 2005, 85% of the affected positions had been terminated.

A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance December 31, 2004	Additions	Utilizations	Balance April 1, 2005
Employee termination costs	$—	$2.8	$(0.6)	$2.2

July 2004

In July 2004, the Company announced a restructuring plan to streamline its manufacturing and support functions. The restructuring plan included the termination of employment of approximately 12% of the workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of April 1, 2005, 99% of the affected positions had been terminated.

A summary of the restructuring charges and the remaining accrual is depicted in the following table ($ in millions):

	Balance December 31, 2004	Utilizations	Balance April 1, 2005
Employee termination costs	$2.0	$(1.3)	$0.7

Note H—Xicor Acquisition

On July 29, 2004, following receipt of approval of the shareholders of Intersil and Xicor, Intersil acquired Xicor by using Intersil Class A common stock, options to purchase common stock, warrants to purchase common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. Intersil issued approximately 10.1 million shares of its Class A common stock and paid approximately $231.7 million in cash (net of cash acquired) for all issued and outstanding shares of Xicor. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date.

The following unaudited pro forma consolidated results of Company operations are presented as if the Xicor acquisition occurred on the first day of each period presented below, ($ in millions, except per share data):

	Fiscal Year Ended
	April 1, 2005	April 2, 2004
Product sales	$128.1	$149.4

Income from continuing operations	$12.8	$18.9

Income from continuing operations per basic share	$0.09	$0.13

Income from continuing operations per diluted share	$0.09	$0.13

The pro forma results of operations include adjustments to give effect to additional amortization related to the increased value of acquired identified intangibles and the unearned stock-based compensation recorded in conjunction with the acquisition. Included in the pro forma results above are certain infrequent events. These events include, the impairment of long-lived assets of $27.0 million for the quarter ended April 2, 2004 and an impairment reversal of $0.6 million for the quarter ended April 1, 2005. Included in the quarter ended April 1, 2005 are restructuring costs of $2.8 million. Included in the quarter ended April 2, 2004 is $0.9 million of other loss that resulted from merger related expenses. Included in the quarter ended April 1, 2005 is other income of $2.0 million explained in Note K. Included in the quarter ended April 2, 2004 is a gain from the sale of Intersil’s holdings in ChipPAC for a net realized gain of $3.8 million. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the acquisition actually been made at the beginning of the period presented or the future results of the combined operations.

Note I—Discontinued Operations

The Company sold its Wireless Networking product group on August 28, 2003 to GlobespanVirata, Inc. This product group produced a portfolio of semiconductor solutions for the wireless local area network market (“WLAN”). Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in GlobespanVirata common stock.

During the quarter ended April 2, 2004 the Company recorded a gain of $6.9 million ($4.2 million net of tax) primarily due to the finalization of the contingent working capital adjustment.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale. The income from discontinued operations for the quarter ended April 1, 2005 and April 2, 2004, respectively, consists of the following ($ in thousands):

	Quarter Ended April 1, 2005	Quarter Ended April 2, 2004
Gain from sale of product group	$—	$6,938

Income before taxes	$—	$6,938
Income tax provision	—	2,693

Net income from discontinued operations	$—	$4,245

Note J—Impairment Of Long-Lived Assets

On March 18, 2004, the Company announced that it would move all internal volume of its 0.6-micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. It focused its Palm Bay, Florida manufacturing capacity on standard analog products, which are fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, the Company recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-um wafers at its Palm Bay, Florida facility. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. A majority of these assets have either been sold or are being held for sale. Subsequent to recording the initial impairment, the Company made adjustments resulting in a net impairment reversal of $0.8 million during fiscal year 2004. During quarter ended April 1, 2005, the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value.

Also, during quarter ended April 2, 2004 the Company impaired $0.4 million of prepaid deposits to vendors due to change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as the Company had no future use for the asset.

The impairment described above relates to continuing operations and is contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Income.

Note K—Other Income

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004.

Note L—Income Tax

The effective tax rate on income from continuing operations for the quarter ended April 1, 2005 of 22.1% differs from the tax rate for the quarter ended April 2, 2004 of negative 148.1% due primarily to the tax gain recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, higher sales in lower tax jurisdictions and an increase in the interest from tax-exempt versus taxable investments also contributed to the difference.

Note M—Warranties and Indemnifications

Warranty

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. Typically, the warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience, tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. For the quarter ending April 1, 2005, changes in Intersil’s warranty accrual are summarized in the following table ($ in millions):

Balance as of December 31, 2004	$1.9
Accruals for warranties issued during the period	0.4
Settlements made, in cash or in kind, during the period	(0.6)

Balance as of April 1, 2005	$1.7

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

Note N—Related Party Transactions

Sterling, an indirect wholly owned subsidiary of Citigroup, Inc., and its affiliates formerly owned a significant number of Intersil’s common shares. However, as of April 1, 2005, Sterling held none. Citigroup Venture Capital Equity Partners, which is managed by an indirect wholly owned subsidiary of Citigroup, Inc., indirectly owns an interest in STATS ChipPAC.

Intersil has a contract with STATS ChipPAC, in which STATS ChipPAC provides a specified percentage of Intersil’s test and package activities subject to certain exceptions. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. This contract expires June 30, 2005. At the time the contract was entered into, Citigroup Venture Capital held a seat on Intersil’s Board of Directors and on the Board of Directors of the predecessor to STATS ChipPAC. The Company had $7.9 million and $6.3 million of trade accounts payable to STATS ChipPAC as of April 1, 2005 and December 31, 2004, respectively. Purchases under this contract totaled $11.4 million and $8.7 million during the quarters ended April 1, 2005 and April 2, 2004, respectively. Although the Company expect its relationship with STATS ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

Note O—Recent Accounting Pronouncements

On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as proscribed by FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements. It is, however, expected to have a negative effect on consolidated net income.

Note P—Legal Matters

The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

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

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Quarter Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	($ in thousands)
Revenue	$128,080	$137,430	100.0%	100.0%
Costs, expenses and other income
Cost of product sales	57,689	59,122	45.0%	43.0%
Research and development	26,762	24,615	20.9%	17.9%
Selling, general and administrative	24,394	21,542	19.0%	15.7%
Amortization of intangibles	2,491	1,166	1.9%	0.8%
Amortization of unearned compensation	3,751	1,552	2.9%	1.1%
Impairment (recovery) of long-lived assets	(618)	27,010	-0.5%	19.7%
Restructuring	2,845	—	2.2%	0.0%
Other (income) loss	(2,000)	—	-1.6%	0.0%

Operating income	12,766	2,423	10.0%	1.8%
Gain on investments	—	3,799	0.0%	2.8%
Interest income, net	3,689	3,089	2.9%	2.2%

Income from continuing operations before income taxes	16,455	9,311	12.8%	6.8%
Income tax provision (benefit)	3,638	(13,793)	2.8%	-10.0%

Income from continuing operations	12,817	23,104	10.0%	16.8%
Discontinued operations
Income from discontinued operations, including gain from disposal, before income taxes	—	6,938	0.0%	5.0%
Income tax provision from discontinued operations	—	2,693	0.0%	2.0%

Net income from discontinued operations	—	4,245	0.0%	3.1%

Net income	$12,817	$27,349	10.0%	19.9%

Note:    Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the quarter ended April 1, 2005 decreased $9.4 million or 6.8% to $128.1 million from $137.4 million during the quarter ended April 2, 2004. The decrease in net sales was primarily due to a $5.9 million decrease in revenue for our products serving the communication end market and a $5.2 million decrease in revenue for our core power products serving the computing market. In aggregate, a 2% decrease in unit demand decreased net sales by $2.5 million and a 5% decline in average selling prices (ASP’s), decreased net sales by $6.9 million. These shifts are not expected to change the demand or return characteristics for our products.

Geographically, 58.7%, 26.0% and 14.6% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended April 1, 2005 as compared to 60.8%, 25.2% and 14.2% during the quarter ended April 2, 2004.

We sell our products to customers in a variety of countries (in descending order by volume) including the United States, China, Taiwan, Germany, Korea, Japan, Singapore, Thailand, United Kingdom, Malaysia, Philippines, Italy and France as well as others with less volume. Sales to customers in the United States comprised approximately 25.7% of the revenue, followed by China with 23.6% and Taiwan with 14.1% during the quarter ended April 1, 2005. One distributor that supports a wide range of customers in Taiwan and China accounted for 10% of the Company’s sales in quarter ended April 1, 2005.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended April 1, 2005, gross profit from continuing operations decreased 10.1% or $7.9 million to $70.4 million from $78.3 million during the quarter ended April 2, 2004. As a percentage of sales, gross margin from continuing operations was 55.0% during the quarter ended April 1, 2005 compared to 57.0% during the quarter ended April 2, 2004. The decrease in gross profit margin was primarily due to the decline in revenue and in some average selling prices.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased $2.2 million or 8.7% to $26.8 million during the quarter ended April 1, 2005 from $24.6 million during the quarter ended April 2, 2004. The increase in these expenses was primarily driven by additional labor expenses due to increased hiring and the addition of Xicor personnel, as well as salary increases.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A costs from continuing operations increased by $2.9 million or 13.2% to $24.4 million during the quarter ended April 1, 2005 from $21.5 million during the quarter ended April 2, 2004. The increase in spending is primarily driven by additional headcount, specifically in the marketing and selling areas, the addition of Xicor personnel, as well as increased audit expenses related to compliance with the Sarbanes Oxley Act of 2002.

Amortization

Amortization of intangible assets from continuing operations increased by $1.3 million to $2.5 million during the quarter ended April 1, 2005 from $1.2 million during the quarter ended April 2, 2004. The increase is due to the addition of developed technology, resulting from the purchase of Xicor and certain of the assets of Bitblitz Communications. Definite lived assets are being amortized over their useful lives ranging from 9 to 11 years.

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

Unearned Compensation

Amortization of unearned compensation from continuing operations increased to $3.8 million during the quarter ended April 1, 2005 from $1.6 million during the quarter ended April 2, 2004. This increase is primarily due to acquisition of Xicor.

Impairment of Long-Lived Assets

On March 18, 2004, we announced that we would move all internal volume of our 0.6 micron (um) wafer processing to IBM’s Burlington, Vermont manufacturing facility. We started to focus our entire Palm Bay, Florida manufacturing capacity on standard analog products fabricated on greater than 1um proprietary processes. Due to this shift in manufacturing to an outside provider, we recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-um wafers at our Palm Bay, Florida facility. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. The majority of these assets have either been sold or are being held for sale. Subsequent to recording the initial impairment, we made adjustments resulting in a net impairment reversal of $0.8 million during fiscal year 2004. During quarter ended April 1, 2005, we reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount. Also, during quarter ended April 2, 2004 we impaired $0.4 million of prepaid deposits to vendors due to change in a certain product’s roadmap. This long-term prepaid asset was impaired completely as we had no future use for the asset.

Restructuring

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005 for the severance benefits it was obligated to pay in accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, the employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. As of April 1, 2005, 85% of the affected positions had been terminated.

Savings from the restructuring are being realized as each of the specific actions is being completed. Specifically, we estimate that annual savings of cost of product sales are approximately $5.2 million. We also estimate that annual savings of research and development expenses are $2.3 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $1.0 million. These savings are primarily in the form of decreased payroll and healthcare costs. We believe there will not be significant variances between the expected savings and actual savings. The remaining restructuring accrual balance as of April 1, 2005 will be paid over the next 12 months.

Other Income

During the quarter ended April 1, 2005, we received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted our Florida operations during 2004. These proceeds are not considered normal business operations, as such we do not expect to receive additional proceeds in the future.

Interest Income/Expense

Net interest income increased to $3.7 million during the quarter ended April 1, 2005 from $3.1 million during the quarter ended April 2, 2004. This increase is due to longer maturities on our held-to-maturity investment balances and increases in short-term interest rates.

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

Tax Expense

Our effective tax rate on income from continuing operations for the quarter ended April 1, 2005 of 22.1% differs from our tax rate for the quarter ended April 2, 2004 of negative 148.1% due primarily to the tax gain recorded in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits during the first quarter of 2004. In addition, higher sales in lower tax jurisdictions and an increase in our interest from tax-exempt versus taxable investments also contributed to the difference.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at April 1, 2005 of $88.9 million compared to December 31, 2004 of $78.8 million. Although not always the case, backlog can be a leading indicator of performance for the next two quarters.

Business Outlook

Our external conditions continue to improve. However, due to seasonality, the high-end consumer and computing markets generally do not experience a strengthening in demand until the third or fourth quarter. On April 27, 2005, we announced our outlook for the second quarter of 2005. At that time, we expected revenue for the second quarter to grow between 4-6% over the first quarter, driven by our orders momentum, increased acceptance of our new products and the continued strength from our design wins.

Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our off-balance sheet items have not changed significantly from December 31, 2004. At April 1, 2005, we have committed to purchase $15.0 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of April 1, 2005, our total shareholders’ equity was $2,430.5 million. Also, we had $551.1 million in cash and short-term securities, as well as $159.6 million in long-term investments, which included $149.2 million of long-term securities and $10.4 million in other investments.

Net cash provided by operating activities during the quarter ended April 1, 2005 was $35.8 million. This was primarily due to income from continuing operations of $12.8 million excluding non-cash charges such as impairment recovery of $0.6 million, amortization of purchased intangibles of $2.5 million, amortization of unearned stock-based compensation of $4.1 million, restructuring charges of $2.8 million and depreciation of long-lived assets of $6.5 million and $5.1 million in cash generated by components of working capital including accounts receivable, inventory, prepaid assets, and accounts payable. Net cash used by investing activities during quarter ended April 1, 2005 was $21.3 million. Net cash used by financing activities during the quarter ended April 1, 2005 was $25.9 million resulting primarily from the purchase of treasury shares and the payment of dividends offset by the proceeds of exercised stock options. We expect to continue this level of share repurchases for the foreseeable future.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Warranty reserves for the quarter ended April 1, 2005 were $1.7 million.

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

Working Capital

Trade accounts receivable, less the allowances decreased by $1.7 million to $76.2 million at April 1, 2005 from $77.9 million at December 31, 2004. Inventories also decreased by $2.5 million or 2.7% to $93.9 million at April 1, 2005 from $96.5 million at December 31, 2004.

Capital Expenditures

Capital expenditures were $2.9 million for the quarter ended April 1, 2005 and $2.5 million the quarter ended April 2, 2004.

Dividends

In February 2005, our Board of Directors declared a common stock dividend, of $0.04 per share, which was paid on February 25, 2005 to stockholders of record as of February 15, 2005. In April 2005, our Board of Directors also declared a dividend, of $0.04 per share, to be paid on May 27, 2005 to shareholders of record as of the close of business on May 17, 2005.

Treasury Share Repurchase Program

We have a treasury stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $83.8 million had been repurchased as of April 1, 2005. During the quarter ended April 1, 2005, we, as authorized by the Board of Directors, repurchased 1,447,000 shares of our Class A common stock at an approximate cost of $24.1 million. As of April 1, 2005, we held 9,525,670 shares of treasury stock at a cost of $181.8 million. The table below summarizes this activity (in millions and at cost):

	Cost of shares	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Treasury shares repurchased	24.1	1,447,000

Treasury shares as of April 1, 2005	$181.8	9,525,670

Transactions with Related and Certain Other Parties

Sterling, an indirect wholly owned subsidiary of Citigroup, Inc., and its affiliates formerly owned a significant number of Intersil’s common shares. However, as of April 1, 2005, Sterling held none. Citigroup Venture Capital Equity Partners, which is managed by an indirect wholly owned subsidiary of Citigroup, Inc., indirectly owns an interest in STATS ChipPAC.

We have a contract with STATS ChipPAC, in which they provide a specified percentage of our test and package activities subject to certain exceptions. The terms of the contract were the result of arms-length negotiations and are no less favorable than those that could be obtained from non-affiliated parties. This contract expires June 30, 2005. At the time the contract was entered into, Citigroup Venture Capital held a seat on Intersil’s Board of Directors and on the Board of Directors of the predecessor to STATS ChipPAC. We had $7.9 million and $6.3 million of trade accounts payable to STATS ChipPAC as of April 1, 2005 and December 31, 2004, respectively. Purchases under this contract totaled $11.4 million and $8.7 million during the quarters ended April 1, 2005 and April 2, 2004, respectively. Although we expect our relationship with STATS ChipPAC to continue after the expiration of this agreement, the services provided under this agreement are available from other vendors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended April 1, 2005, we purchased and sold $11.1 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at April 1, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 1, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended April 1, 2005, we, as authorized by our Board of Directors, repurchased 1,447,000 shares of our Class A common stock at an approximate cost of $24.1 million. As of April 1, 2005, we held 9,525,670 shares of treasury stock at a cost of $181.8 million.

Period		(a)	(b)	(c)	(d)
Begin	End
01/01/05	01/28/05	—	$—	—	$90,249,814	Plan A
01/29/05	02/25/05	780,000	$16.56	780,000	$77,332,150	Plan A
02/26/05	04/01/05	667,000	$16.75	667,000	$66,159,548	Plan A

Total		1,447,000	$16.65	1,447,000	$66,159,548

(a)	Total Number of Shares Purchased
(b)	Average Price Paid per Share
(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
(d)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
(e)	On September 13, 2004, we announced the approval by our Board of Directors to repurchase $150.0 million of our Class A common stock during the twelve months following the announcement.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report is incorporated by reference to the Exhibit Index following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ DANIEL J. HENEGHAN
Daniel J. Heneghan Chief Financial Officer

Date: May 10, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil (incorporated by reference to Exhibit 3.01 to the Annual Report on Form 10-K previously filed by Intersil Corporation on March 9, 2004)(“Annual Report on Form 10-K, 2004”).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.