Form 10-Q
period 2005-07-01
INTERSIL CORP/DE
filed 2005-08-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 29, 2005:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	153,385,309

INTERSIL CORPORATION

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarter Ended July 1, 2005 and July 2, 2004 and the Two Quarters Ended July 1, 2005 and July 2, 2004	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarter Ended July 1, 2005 and July 2, 2004 and the Two Quarters Ended July 1, 2005 and July 2, 2004	2

	Condensed Consolidated Balance Sheets as of July 1, 2005 (unaudited) and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended July 1, 2005 and July 2, 2004	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Two Quarters Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(thousands, except per share and share amounts)		(thousands, except per share and share amounts)
Revenue
Product sales	$139,076	$144,194	$267,156	$281,623
Costs, expenses and other income
Cost of product sales (a)	62,198	61,636	119,887	120,758
Research and development (b)	28,127	26,712	54,889	51,327
Selling, general and administrative (b)	24,576	22,125	48,970	43,667
Amortization of purchased intangibles	2,372	1,198	4,863	2,363
Amortization of unearned stock based compensation (b)	3,807	1,594	7,558	3,146
Impairment of long-lived assets	—	—	(618)	27,010
Restructurings	—	—	2,845	—
Other (income)	—	—	(2,000)	—

Operating income	17,996	30,929	30,762	33,352
Gain on sale of investments	—	—	—	3,799
Interest income, net	4,221	3,513	7,910	6,602

Income from continuing operations before income taxes	22,217	34,442	38,672	43,753
Income tax provision (benefit) from continuing operations	4,881	7,198	8,519	(6,594)

Income from continuing operations	17,336	27,244	30,153	50,347
Discontinued operations
Income from discontinued operations before income taxes	—	—	—	6,938
Income tax provision on discontinued operations	—	—	—	2,693

Income from discontinued operations	—	—	—	4,245
Net income	$17,336	$27,244	$30,153	$54,592

Basic income per share:
Income from continuing operations	$0.12	$0.20	$0.21	$0.37
Income from discontinued operations	—	—	—	0.03

Net income	$0.12	$0.20	$0.21	$0.40

Diluted income per share:
Income from continuing operations	$0.12	$0.19	$0.21	$0.36
Income from discontinued operations	—	—	—	0.03

Net income	$0.12	$0.19	$0.21	$0.39

Weighted average common shares outstanding (in millions):
Basic	142.6	137.6	143.0	137.8

Diluted	145.0	139.9	145.3	140.1

Dividends declared per common share	$0.04	$0.03	$0.08	$0.06

(a) Cost of product sales includes the following:
Amortization of unearned stock based compensation	$248	$—	$629	$—

(b) Amortization of unearned stock based compensation is excluded from the following:
Research and development	$1,870	$541	$3,922	$1,244

Selling, general and administrative	$1,937	$1,053	$3,637	$1,902

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended		Two Quarters Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(thousands)		(thousands)
Net income	$17,336	$27,244	$30,153	$54,592
Other comprehensive income:
Currency translation adjustments – gain (loss)	653	(58)	724	46
Reclassification adjustment for realized gains on securities sold	—	—	—	(1,824)

Comprehensive income	$17,989	$27,186	$30,877	$52,814

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2005	December 31, 2004
	(Unaudited) (in thousands)	(in Thousands)
ASSETS
Current assets
Cash and cash equivalents	$130,773	$129,700
Short-term investments	410,039	393,299
Trade receivables, less allowances ($5,984 as of July 1, 2005 and $7,512 as of December 31, 2004)	81,577	77,919
Inventories, net	91,930	96,450
Prepaid expenses and other current assets	12,790	14,649
Deferred income taxes	34,167	43,175

Total current assets	761,276	755,192
Non-current assets
Property, plant & equipment, less accumulated depreciation ($126,730 as of July 1, 2005 and $124,738 as of December 31, 2004)	93,673	101,354
Goodwill and purchased intangibles, less accumulated amortization	1,472,873	1,478,762
Long-term investments	159,445	179,651
Deferred income taxes	73,664	68,860
Other	3,355	3,751

Total non-current assets	1,803,010	1,832,378

Total assets	$2,564,286	$2,587,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$20,923	$18,401
Retirement plan accruals	3,603	3,806
Accrued compensation	26,594	21,035
Accrued other taxes	3,403	2,976
Deferred margin	10,596	11,347
Restructuring and exit costs	1,805	2,476
Litigation accruals	3,208	4,141
Other accrued liabilities	21,112	25,892
Customer deposits	138	1,882
Income taxes payable	54,393	56,211

Total current liabilities	145,775	148,167

Shareholders’ equity
Preferred stock, $.01 par value, 2,000,000 and 100,000 shares authorized at July 1, 2005 and December 31, 2004, respectively; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600,000,000 and 300,000,000 shares authorized at July 1, 2005 and December 31, 2004, respectively; 153,313,927 shares outstanding at July 1, 2005 and 151,848,424 shares outstanding at December 31, 2004	1,533	1,518
Additional paid-in capital	2,568,481	2,553,855
Retained earnings	81,803	63,103
Unearned compensation	(16,369)	(22,900)
Accumulated other comprehensive income	566	1,494
Treasury shares, at cost	(217,503)	(157,667)

Total shareholders’ equity	2,418,511	2,439,403

Total liabilities and shareholders’ equity	$2,564,286	$2,587,570

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	July 1, 2005	July 2, 2004
	(in thousands)
Operating activities:
Net income from continuing operations	$30,153	$50,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,783	21,268
Provisions for inventory obsolescence	737	2,166
Restructuring	2,845	—
Gain on sale of equipment	15	(309)
Gain on sale of investments	—	(3,799)
Impairment of long-lived assets	(618)	27,010
Deferred income tax expense	2,972	9,872
Income from discontinued operations, net of tax	—	4,245
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	—	(7,900)
Changes in assets and liabilities:
Trade receivables	(3,658)	(7,795)
Inventories	3,783	(12,367)
Prepaid expenses and other current assets	748	(5,683)
Trade payables and accrued liabilities	(1,933)	(5,320)
Income taxes	2,316	(19,066)
Other	169	3,905

Net cash provided by operating activities	63,312	56,574
Investing activities:
Proceeds from sales of auction rate securities	338,571	686,501
Purchases of auction rate securities	(416,876)	(572,626)
Net change in short-term investments, excluding auction rate securities	61,565	(119,651)
Net change in long-term investments	19,746	(113,177)
Proceeds from sale of Wireless Networking product group, net	(1,571)	(11,935)
Proceeds from sale of certain investments	—	8,673
Purchase of cost method investments	—	(3,042)
Purchase of Xicor	(566)	—
Purchase of Bitblitz Communications	(14)	(2,527)
Purchase of Elantec	(12)	(1,498)
Proceeds from sale of property, plant and equipment	4,347	2,254
Purchases of property, plant and equipment	(7,684)	(4,910)

Net cash (used in) investing activities	(2,494)	(131,938)
Financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase program	12,648	10,904
Dividends paid	(11,453)	(8,266)
Repurchase of treasury stock	(59,836)	(48,408)

Net cash (used in) financing activities	(58,641)	(45,770)
Effect of exchange rates on cash and cash equivalents	(1,104)	711

Net increase (decrease) in cash and cash equivalents	1,073	(120,423)
Cash and cash equivalents at the beginning of the period	129,700	731,782

Cash and cash equivalents at the end of the period	$130,773	$611,359

Supplemental disclosures—Non-cash activities:
Conversion of note receivable to other long-term investments	$—	$1,000

Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$4,134	$3,304

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Intersil Corporation have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the quarter and for the two quarters ended July 1, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation. During 2004, the Company reviewed the classification of its investment in certain auction rate securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of July 2, 2004, auction rate securities totaling $427.5 million have been reclassified from cash equivalents to short-term investments and the related effect has now been reflected in the two quarters ended July 2, 2004 consolidated statements of cash flows.

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

Seasonality

The Company’s high-end consumer and computing end markets generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters. The industrial market generally displays stronger demand in the first two quarters of the fiscal year than in the latter two quarters.

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

	Quarter Ended
	July 1, 2005	July 2, 2004
	(thousands, except per share information)
Net income, as reported	$17,336	$27,244
Add: Stock-based employee compensation included in reported net income, net of tax	4,055	1,594
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,775)	(11,989)

Net income, pro forma	$11,616	$16,849

Basic net income per share:
As reported	$0.12	$0.20
Pro forma	$0.08	$0.12

Diluted net income per share:
As reported	$0.12	$0.19
Pro forma	$0.08	$0.12

	Two Quarters Ended
	July 1, 2005	July 2, 2004
	(thousands, except per share information)
Net income, as reported	$30,153	$54,592
Add: Stock-based employee compensation included in reported net income, net of tax	8,187	3,146
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(20,790)	(26,800)

Net income, pro forma	$17,550	$30,938

Basic net income per share:
As reported	$0.21	$0.40
Pro forma	$0.12	$0.22

Diluted net income per share:
As reported	$0.21	$0.39
Pro forma	$0.12	$0.22

Application of FAS 123 would result in a decrease in diluted income per share of $0.04 and $0.07 for the quarter ended July 1, 2005 and the quarter ended July 2, 2004, respectively. Application of FAS 123 would result in a decrease in diluted income per share of $0.09 and $0.17 for the two quarters ended July 1, 2005 and the two quarters ended July 2, 2004, respectively.

The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years. The Company began using the Lattice model in the last quarter of fiscal year 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and better predicts future volatility of the underlying stock price. For the periods indicated below, the Company estimated the fair value of each option as of the date of grant using the indicated model with the following assumptions:

Options Granted During the Two Quarters Ended
	July 1, 2005	July 2, 2004
	Lattice model	Black-Scholes model
Range of expected volatilities	36.0% - 43.0%	68.0% - 69.5%
Range of dividend yields	0.8% - 1.0%	0.5%
Range of risk-free interest rates	3.54% - 4.10%	2.91% - 3.91%
Range of expected life, in years	2.3 –5.4	6.0 –7.0

In addition to the change in volatility from the use of the Lattice model, the Company changed its policy regarding the contractual expiration period for most of its newly issued options in April 2004. Contractual life was generally reduced from 10 years to 7 years for new options, thus impacting the options’ ranges of expected life as depicted in the table above.

Note B—Inventories

Inventories are summarized below:

	July 1, 2005	December 31, 2004
	(millions)
Finished products	$20.4	$26.0
Work in progress	68.6	67.2
Raw materials and supplies	2.9	3.3

Total inventories, net	$91.9	$96.5

At July 1, 2005 and December 31, 2004, the Company was committed to purchase $16.4 million and $9.9 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Two Quarters Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$17,336	$27,244	$30,153	$54,592

Denominator:
Denominator for basic earnings per share weighted average common shares	142,577	137,618	143,028	137,814
Effect of dilutive securities:
Stock options	2,125	2,002	2,071	2,133
Warrants	—	—	—	3
Deferred stock units	271	265	224	191

Denominator for diluted earnings per share adjusted weighted average common shares	144,973	139,885	145,323	140,141

Basic earnings per share	$0.12	$0.20	$0.21	$0.40

Diluted earnings per share	$0.12	$.019	$0.21	$0.39

Note D—Investments

Short-term Investments

Held-to-Maturity Investments—Investments designated as held-to-maturity include marketable debt with maturities of greater than three months. Examples of such debt securities can include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Condensed Consolidated Balance Sheets.

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

As of July 1 and April 1, 2005, available-for-sale debt investments consist exclusively of auction rate securities (“ARS”) with a final maturity of greater than three months. The Company invests in ARS as an alternative to cash and frequently sells ARS positions to fund working capital needs. These investments are reflected in “Short-term Investments” line item in the current section of the Condensed Consolidated Balance Sheets.

During the quarter ended April 2, 2004, Intersil sold all of its holdings of ChipPAC, Inc (“ChipPAC”) for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	Amortized Cost (millions)
Type of Security (Held to Maturity)	July 1, 2005	December 31, 2004	Maturity Range (in years)
U.S. Treasury and government agency debt	$130.0	$176.5	< 1
State & municipality issued debt	—	11.2	< 1
Corporate issued debt	0.2	4.1	< 1

Total	$130.2	$191.8

	Fair Market Value (millions)
Type of Security (Available for Sale)	July 1, 2005	December 31, 2004	Maturity Range (in years)
Auction rate securities (ARS)	$279.8	$201.5	> 10

Total	$279.8	$201.5

As of July 1, 2005, the fair market value all short-term investments totaled approximately $409.3 million, thus resulting in an unrecognized loss of $0.7 million. At December 31, 2004, the fair market value of these short-term investments totaled approximately $392.0 million, thus resulting in an unrecognized loss of $1.3 million.

Long-term Investments

The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	Amortized Cost (millions)
Type of Security (Held to Maturity)	July 1, 2005	December 31, 2004	Maturity Range (in years)
U.S. Treasury and government agency debt	$149.2	$163.9	1 - 3
Corporate issued debt	—	5.0	1 - 3

Total	$149.2	$168.9

The fair market value of these securities was $146.9 million and $167.2 million as of July 1, 2005 and December 31, 2004, respectively.

Long-term Investments: trading investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company classifies as “trading investments” a portion of its marketable equity securities, which are contained in the “Long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to equal changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are equal to losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

	July 1, 2005		December 31, 2004
Type of Security	Fair Market Value	Net Unrealized Gains	Fair Market Value	Net Unrealized Gains
	(millions)
Mutual fund holdings offsetting deferred compensation	$6.2	$0.3	$6.7	$0.6

Total	$6.2	$0.3	$6.7	$0.6

Long-term Investments: cost method investments—All investments that are not accounted for as “held-to-maturity,” “available-for-sale” or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of each of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are included in the “Long-term investments” line item of the Condensed Consolidated Balance Sheets.

As of July 1, 2005 and December 31, 2004, the Company held approximately $4.0 and $4.1 million in cost method investments, respectively. The Company reviews its cost method investments at least quarterly for impairment indicators. The review as of quarters ended July 1 and April 1, 2005 did not result in adjustments to the carrying value of the investments.

Note E—Intangibles

Intangibles are summarized below:

	July 1, 2005	December 31, 2004
	(millions)
Indefinite-Lived Intangible Assets:
Goodwill	$1,432.3	$1,433.2
Less accumulated amortization	(3.4)	(3.4)
Definite-Lived Intangible Assets:
Developed Technology	59.0	59.0
Less accumulated amortization	(15.0)	(10.2)
Xicor customer backlog	0.7	0.7
Less accumulated amortization	(0.7)	(0.6)

Total Intangibles	$1,472.9	$1,478.7

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which are 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Condensed Consolidated Statements of Operations. The following table summarizes changes in Intersil’s net indefinite-lived goodwill balance since December 31, 2004:

(millions)
Indefinite-lived goodwill balance as of December 31, 2004	$1,429.8
Adjustment relating to the purchase of Elantec	(0.2)
Adjustment relating to the purchase of Xicor	(0.8)
Adjustment relating to the purchase of Bitblitz	0.1

Total indefinite-lived goodwill as of July 1, 2005	$1,428.9

The decrease to the Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the merger with Elantec.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock and held them as treasury shares as summarized in the table below:

	Cost of shares (millions)	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Shares repurchased for treasury	59.8	3,371,100

Treasury shares as of July 1, 2005	$217.5	11,449,770

Dividends

In both January and April 2005, the Board of Directors of the Company declared common stock dividends of $0.04 per share, which were paid to shareholders in February and May 2005, respectively. Each quarterly dividend paid totaled approximately $5.7 million.

Class A Common Stock

The tables below summarizes the issued share activity for the Company’s Class A common stock since December 31, 2004. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2004	151,848,424
Shares issued under stock option plans	1,314,411
Shares issued under employee stock purchase plans	151,092

Balance as of July 1, 2005	153,313,927

Deferred Stock Units

During the quarter ended July 1, 2005, the Company issued 8,000 deferred stock units (“DSU” or “unit”) to an executive. DSU’s entitle recipients to receive one share of Intersil Class A common stock for each unit issued, provided they are employed at Intersil on the third anniversary of the grant date. DSU holders receive common stock dividends, if any, prior to the stock issuance. The fair value per unit issued during the quarter ended July 1, 2005 was $17.02.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation”, the issuance of DSU’s requires compensation expense to be measured and recognized evenly over the three-year or other vesting period contained therein. Accordingly, related to the issuance of 8,000 units in the quarter, the Company recorded $0.1 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during the quarter ended July 1, 2005 relating to these newly issued DSU’s. The unearned compensation was calculated using the closing share price on the day of issuance. Unearned compensation is recorded within the shareholders’ equity section of the Condensed Consolidated Balance Sheets.

Additionally during the quarter ended July 1, 2005, a retiring executive’s vesting of approximately 29,000 DSU’s. Accordingly, the Company recognized an additional $0.2 million in unearned compensation related to these units.

Note G—Sale Of Discrete Power Product Group

During the two quarters ended July 2, 2004, the Company recorded an additional $0.9 million ($0.6 million after tax) gain related to the sale of its Discrete Power product group. The gain resulted from the reduction of accrued exit costs due to favorable contract termination negotiations with software vendors.

Note H—Restructurings

During fiscal 2004 and the two quarters ended July 1, 2005, the Company has announced two restructuring plans to streamline manufacturing and support functions (“July 2004 Restructuring”) and then to further streamline its general operations and reduce operating costs (“March 2005 Restructuring”). In both cases, a significant majority of the costs to be incurred in the restructurings were employment reduction related. The two restructurings included a total workforce reduction plan of about 225 employees.

In accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits,” the Company recorded restructuring charges in the periods of announcement for the severance benefits it was obligated to pay under those plans. Because the severance obligations were probable and reasonably estimable as they were deemed a vested right attributable to the employees’ service already rendered. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The initial restructuring charges recorded within continuing operations were $6.1 million for the July 2004 Restructuring and $2.8 million for the March 2005 Restructuring (see the line item Restructurings in the Condensed Consolidated Statements of Operations).

A summary of the financial effect of the restructurings in the current period and the remaining accruals at July 1, 2005 is depicted in the following table:

	Balance December 31, 2004	Additions	Utilizations	Balance July 1, 2005
	(millions)
March 2005 Restructuring	$—	$2.8	$(1.8)	$1.0
July 2004 Restructuring	$2.0	$—	$(1.6)	$0.4

These restructuring activities are expected to be complete by the end of 2005. At July 1, 2005, approximately 98% of the affected employees have been separated.

Note I—Impairment Of Long-Lived Assets

In the first quarter of fiscal 2004, Intersil announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded impairment charges of approximately $27 million ($17 million net of tax) during the two quarters ended July 2, 2004 on certain production equipment and other assets. The impairment loss was calculated as the excess of the assets’ carrying value over its estimated fair value as determined by the market prices of these types of assets. At July 1, 2005, a majority of these assets have either been sold or are being held for sale. During the quarter ended April 1, 2005, the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value.

The impairment loss described above relates to continuing operations and is contained within the caption “Impairment of long-lived assets” in the Condensed Consolidated Statements of Operations.

Note J—Discontinued Operations

The Company sold its Wireless Networking product group in August 2003 to GlobespanVirata, Inc. During the two quarters ended April 2, 2004 the Company recorded a gain of $6.9 million ($4.2 million net of tax) primarily due to the finalization of the contingent working capital adjustment.

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

Note L—Income Tax Provision

The effective tax rate on income from continuing operations for the two quarters ended July 1, 2005 of approximately 22% differs from the tax rate for the two quarters ended July 2, 2004 of approximately negative 15% due primarily to the tax gain recorded during the first quarter of 2004 in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits. In addition, higher sales in lower tax jurisdictions and an increase in interest from tax-exempt versus taxable investments also contributed to the difference.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws. The Company recognizes probable liabilities for probable tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due upon examination.

Note M—Xicor Acquisition

On July 29, 2004, following receipt of approval of the shareholders of Intersil and Xicor, Inc. (“Xicor”), Intersil acquired Xicor. Intersil issued approximately 10.1 million shares of its Class A common stock, assumed and converted Xicor options and warrants to purchase common stock, and $231.7 million cash (net of cash acquired) to purchase 100% of the outstanding common stock of Xicor. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date.

The following unaudited, pro forma consolidated results of Company operations are presented as if the Xicor acquisition occurred on the first day of each period presented below:

	Two Quarters Ended
	July 1, 2005	July 2, 2004
	(millions, except per share data)
Product sales	$267.2	$305.9
Income from continuing operations	$30.2	$42.4

Income from continuing operations per basic share	$0.21	$0.29
Income from continuing operations per diluted share	$0.21	$0.29

The pro forma results of operations include adjustments to give effect to additional amortization from the increased value of acquired identified intangibles and unearned stock-based compensation recorded in the acquisition. Included in the pro forma results above are certain infrequent events. These events are summarized below:

	Two Quarters Ended
	July 1, 2005	July 2, 2004
	(millions, except per share data)
Impairment charge on long-lived assets (credit)	$(0.6)	$27.0
Restructuring charge	$2.8	$—
Merger-related costs of Xicor (pre-Intersil acquisition)	$—	$1.7
Other income (see Note K)	$2.0	$—
Gain on sale of equity investment, net of tax provision	$—	$3.8

Note N—Warranties and Indemnifications

Warranties

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in various product quality programs and processes, the estimated warranty obligation is affected by product failure rates and costs incurred in correcting product failures. If actual product failure rates or corrective costs differ from estimates, revisions to the estimated warranty liability would be required. The Company’s one-year post shipment product warranty is that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The Company estimates its warranty reserves based on historical experience, tracks all product returns by type and specifically identifies those returns that were based on matters to be covered by warranty. For the two quarters ending July 1, 2005, changes in Intersil’s aggregate product warranty liabilities were as follows:

(millions)
Balance as of December 31, 2004	$1.9
Accruals for warranties on revenues	0.4
Warranty costs incurred (in cash or in kind)	(0.8)

Balance as of July 1, 2005	$1.5

Indemnifications

The Company sold its facility in Pennsylvania in 2001. The buyer has alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris Corporation (“Harris”), Intersil’s former owner, has indemnified Intersil against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

The Harris facilities in Palm Bay, Florida, which are adjacent to the Company’s property, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, better known as “Superfund.” Intersil’s facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the Company’s property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

The Company’s former facility in Kuala Lumpur, Malaysia, which the Company sold to ChipPAC (now STATS ChipPAC) in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to Intersil’s acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified Intersil against any environmental liabilities associated with this contamination, and Intersil likewise is indemnifying STATS ChipPAC against those liabilities. These indemnifications do not expire, nor do they have a maximum amount.

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

In certain instances when the Company sells product groups, it may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental indemnities that typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

Note O—Related Party Transactions

At one time the Company owned a facility that provided test and package services for internal production processes. The Company subsequently disposed of that facility by selling it to management and taking, in part, stock in their company, STATS ChipPAC, and becoming a party to a contract wherein we agreed to continue to utilize their test and package services for a specified period. This transaction and the equity holding made STATS ChipPAC a related party. During fiscal 2003 and 2004, we disposed of the equity holding by sale in STATS ChipPAC.

During the quarter ended July 1, 2005, Intersil’s contract with STATS ChipPAC, in which STATS ChipPAC provided a specified percentage of Intersil’s test and package services, expired. As a result of this expiration, STATS ChipPAC is no longer a related party to the Company. The Company continues to procure a portion of its test and package services from STATS ChipPAC, as well as other vendors. The Company had $10.9 million and $6.3 million of trade accounts payable to STATS ChipPAC as of July 1, 2005 and December 31, 2004, respectively. With the expiration of the contract, the Company has the right to source all of its test and package services from available vendors in the market.

Note P—Recent Accounting Pronouncements

FASB Statement 123(R): Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the fair-value approach permitted in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition).

In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as proscribed by FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense from prior awards will have on its financial statements. It is expected to have a negative effect on consolidated net income.

In June 2005, the FASB issued proposed FASB Staff Position (“FSP”) 123(R)-a, Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation. The FSP defers the requirement of FASB Statement No. 123 (revised 2004), Share-Based Payment, that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the proposed FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of Statement 123(R) throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee. Subject to the Board’s approval, the final FSP will be effective upon the adoption of Statement 123(R).

FASB Statement No. 154: Accounting Changes And Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not currently anticipate any effect of this pronouncement on its statements of operations.

Note Q—Legal Matters

The Company is currently party to various claims and legal proceedings, none of which it believes is material individually or in the aggregate. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company records the estimated amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates.

If the Company believes a loss is less than likely but more than remote, it discloses the nature of the matter and, if possible, disclose its estimate of the possible loss.

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

This Quarterly Report contains statements relating to our expected future results and business trends that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; the successful integration of acquisitions; the availability and extent of utilization of manufacturing capacity and raw materials; adverse uncontrollable events such as extended loss of electric power to our facilities; the need for additional capital; pricing pressures and other competitive factors; changes in product mix; fluctuations in manufacturing yields; product obsolescence; adverse events of nature such as, but not limited to, hurricanes and earthquakes; the ability to develop and implement new technologies and to obtain protection of the related intellectual property. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements”, whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market high performance integrated circuits. We believe our product portfolio address fast growing applications within four end markets: high-end consumer, computing, communications and industrial.

Results of Operations

The following table sets forth data which are derived from our condensed consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Two Quarters Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenue	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other income
Cost of product sales	44.7	42.7	44.9	42.9
Research and development	20.2	18.5	20.5	18.2
Selling, general and administrative	17.7	15.3	18.3	15.5
Amortization of purchased intangibles	1.7	0.8	1.8	0.8
Amortization of unearned stock-based compensation	2.7	1.1	2.8	1.1
Impairment of long-lived assets	—	—	(0.2)	9.6
Restructuring	—	—	1.1	—
Other (income)	—	—	(0.7)	—

Operating income	12.9	21.4	11.5	11.8
Gain on investments	—	—	—	1.3
Interest income, net	3.0	2.4	3.0	2.3

Income from continuing operations before income taxes	16.0	23.9	14.5	15.5
Income taxes (benefit) from continuing operations	3.5	5.0	3.2	(2.3)

Income from continuing operations	12.5	18.9	11.3	17.9

Discontinued operations
Income from discontinued operations, including gain from disposal, before income taxes	—	—	—	2.5
Income taxes from discontinued operations	—	—	—	1.0

Income from discontinued operations	—	—	—	1.5
Net income	12.5%	18.9%	11.3%	19.4%

Note: Percentages may not add due to rounding.

Revenue

Revenue from continuing operations for the quarter ended July 1, 2005 decreased $5.1 million or 3.5% to $139.1 million from $144.2 million during the quarter ended July 2, 2004. The decrease in net sales was primarily due to a $14.2 million decrease in revenue for our products serving the communication and computing end markets, which was partially offset by a $9.8 million increase in revenue for our products serving the consumer market. In aggregate, a 13.2% increase in unit demand increased net sales by $17.6 million, which was offset by a 14.8% decline in average selling prices (“ASP’s”) that decreased net sales by $22.7 million. These shifts are not currently believed to be a material change in the demand or financial return characteristics for our products.

Revenue from continuing operations for the two quarters ended July 1, 2005 decreased $14.4 million or 5.1% to $267.2 million from $281.6 million during the two quarters ended July 2, 2004. The decrease in net sales was primarily due to a $25.3 million decrease in revenue for our products serving the communication and computing end markets, which was partially offset by a $11.7 million increase in revenue for our products serving the consumer market. In aggregate, a 5.7% increase in unit demand increased net sales by $15.1 million, which was offset by a 10.2% decline in ASP’s that decreased net sales by $29.6 million.

Geographically, approximately 63%, 25% and 12% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the two quarters ended July 1, 2005 as compared to 58%, 27% and 15% during the two quarters ended July 2, 2004.

We sell our products to customers in a variety of countries (in descending order by sales dollar volume) including China, the United States, Taiwan, Japan, Korea, Germany and Singapore. Sales to customers in China was approximately 28% of revenue, followed by United States with 25% and Taiwan with 12% during the two quarters ended July 1, 2005. One distributor that supports a wide range of customers in Asia accounted for approximately 11% of the Company’s sales in the two quarters ended July 1, 2005.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended July 1, 2005, gross profit from continuing operations decreased 6.9% or $5.7 million to $76.9 million from $82.6 million during the quarter ended July 2, 2004. As a percentage of sales, gross margin from continuing operations was 55.3% during the quarter ended July 1, 2005 compared to 57.3% during the quarter ended July 2, 2004. During the two quarters ended July 1, 2005, gross profit from continuing operations decreased 8.5% or $13.6 million to $147.3 million from $160.9 million during the two quarters ended July 2, 2004. As a percentage of sales, gross margin from continuing operations was 55.1% during the two quarters ended July 1, 2005 compared to 57.1% during the two quarters ended July 2, 2004. The decrease in gross profit margin was due to declines in ASP’s and the increasing percentage of consumer market end-products in our revenue mix.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses from continuing operations increased $1.4 million (or 5.3%) and $3.6 million (or 7.0%) to $28.1 million and $54.9 million during the quarter and two quarters ended July 1, 2005, respectively, from $26.7 million and $51.3 million during the quarter and two quarters ended July 2, 2004, respectively. The increase in R&D expenses was a function of additional compensation expenses due to higher staff levels and pay rates, as well as the addition of Xicor personnel in the third quarter of 2004.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A expenses from continuing operations increased $2.5 million (or 11.1%) and $5.3 million (or 12.1%) to $24.6 million and $49.0 million during the quarter and two quarters ended July 1, 2005, respectively, from $22.1 million and $43.7 million during the quarter and two quarters ended July 2, 2004, respectively. The increase in these expenses is primarily driven by additional headcount, specifically in the marketing and selling areas, the addition of Xicor personnel, as well as increased audit expenses related to compliance with the Sarbanes Oxley Act of 2002.

Amortization

Amortization of intangible assets from continuing operations increased by $2.5 million to $4.9 million during the two quarters ended July 1, 2005 from $2.4 million during the two quarters ended July 2, 2004. The increase is due to the addition of amortizable developed technology assets in the third quarter of 2004 from the purchase of Xicor. Definite lived assets are being amortized over their useful lives ranging from 4 to 11 years.

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2004, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment on our long-lived intangible assets, whether or not being currently amortized.

Unearned Compensation

Amortization of unearned compensation from continuing operations increased to $7.6 million during the two quarters ended July 1, 2005 from $3.1 million during the two quarters ended July 2, 2004. Of this net increase of $4.5 million, approximately $5.7 million is due to increases in amortization related to Xicor, whose acquisition occurred in the third quarter of 2004. The remainder of the change, a net decrease of $1.2 million, is from non-Xicor related equity compensation amortization.

Impairment of Long-Lived Assets

In the first quarter of fiscal 2004, Intersil announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded impairment charges of $27 million ($16.8 million net of tax) during the two quarters ended July 2, 2004 on certain production equipment and other assets. The impairment was calculated as the excess of the assets’ carrying value over their estimated fair value as determined by the market prices of these types of assets. At July 1, 2005, a majority of these assets have either been sold or are being held for sale. During the quarter ended April 1, 2005, the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the book value after impairment writedowns.

The impairment described above relates to continuing operations and is contained within the caption “Impairment of long-lived assets” on the face of the Condensed Consolidated Statements of Operations.

Restructuring

During fiscal 2004 and the two quarters ended July 1, 2005, the Company has announced two restructuring plans to streamline manufacturing and support functions (“July 2004 Restructuring”) and then to further streamline its general operations and reduce operating costs (“March 2005 Restructuring”). In both cases, a significant majority of the costs to be incurred in the restructurings were to be employment reduction related. The two restructurings represent an approximately 19% workforce reduction.

In accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits,” the Company recorded restructuring charges in the periods of announcement for the severance benefits it was obligated to pay under those plans. Because the severance obligations were probable and reasonably estimable as they were deemed a vested right attributable to the employees’ service already rendered. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The initial restructuring charges recorded within continuing operations were $6.1 million for the July 2004 Restructuring and $2.8 million for the March 2005 Restructuring.

Savings from the restructurings are being realized as each of the specific actions is being completed. Specifically, we estimate that annual savings of cost of product sales are approximately $5.2 million. We also estimate that annual savings of research and development expenses are $2.3 million. Finally, we estimate that annual savings of selling, general and administrative expenses are $1.0 million. These savings are primarily in the form of decreased payroll and benefit costs. We believe there will not be significant variances between the expected savings and actual savings.

Other Income

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004.

Interest Income/Expense

Net interest income increased to $7.9 million during the two quarters ended July 1, 2005 from $6.6 million during the two quarters ended July 2, 2004. This increase is due to increases in available short-term interest rates and longer maturities on our held-to-maturity investment balances.

Gain on Investments

During the two quarters ended July 2, 2004, we sold all of our holdings in STATS ChipPAC for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million. As a result of this sale, we recognized $2.8 million ($1.8 million, net of tax) of unrealized gains previously recorded in the other comprehensive income line item of shareholders’ equity in the Condensed Consolidated Balance Sheets.

Income Tax Expense

The effective tax rate on income from continuing operations for the two quarters ended July 1, 2005 of approximately 22% differs from the tax rate for the two quarters ended July 2, 2004 of approximately negative 15% due primarily to the tax gain recorded during the first quarter of 2004 in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits. In addition, higher sales in lower tax jurisdictions and an increase in interest from tax-exempt versus taxable investments also contributed to the difference.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws. We recognize probable liabilities for probable tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due upon examination. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than amounts reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at July 1, 2005 of $108.9 million compared to December 31, 2004 of $78.8 million. Although not always the case, backlog can be a leading indicator of performance for the next two quarters.

Business Outlook

We believe that our external market and business conditions continue to improve. However, due to seasonality, the high-end consumer and computing markets generally do not experience a strengthening in demand until the third or fourth quarter. On July 21, 2005, in our press release of financial results and the attendant conference call, we announced our outlook for the third quarter of 2005. At that time, we expected revenue for the third quarter to grow between 5-7% over the second quarter, driven by our orders momentum, increased acceptance of our new products and continued revenue strength from our R&D-driven design wins.

Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our off-balance sheet items have not changed significantly from December 31, 2004. At July 1, 2005, we have committed to purchase $16.4 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of both fixed and working capital investment required to bring new products on-line and to sustain existing products; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for at least the next 12 months, including capital expenditures, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of July 1, 2005, our total shareholders’ equity was $2,418.5 million. Also, we had $540.8 million in cash, cash equivalents and short-term marketable investments, as well as $159.4 million in long-term investments, which included $149.2 million of long-term marketable securities.

Net cash provided by operating activities during the two quarters ended July 1, 2005 was $63.3 million. This was made up of income from continuing operations of $30.2 million, plus non-cash charges to income such as depreciation and amortization of $25.8 million and restructuring charges of $2.8 million, plus a $4.5 million net reduction in working capital and certain other components, excluding cash and investment balances.

Net cash used by investing activities during the two quarters ended July 1, 2005 was $2.5 million.

Net cash used by financing activities during the two quarters ended July 1, 2005 was $58.6 million, made up of the purchase of $59.8 million in treasury shares, the payment of $11.5 million in dividends, offset by net proceeds of $12.7 million from exercised stock options and purchases in the employee stock purchase plan. The current treasury share repurchase authorization by the Board of Directors expires in mid-September 2005 (see Treasury Share Repurchase Program elsewhere in this Management’s Discussion & Analysis).

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Warranty reserves for the quarter ended July 1, 2005 were $1.5 million.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances increased by $3.2 million to $81.1 million at July 1, 2005 from $77.9 million at December 31, 2004. Inventories decreased by $4.6 million or 4.8% to $91.9 million at July 1, 2005 from $96.5 million at December 31, 2004. We believe our working capital investment will remain relatively constant in relation to our volume of business activity measured by sales revenues and unit volumes for the foreseeable future.

Capital Expenditures

Capital expenditures were $6.5 million and $4.9 million for the two quarters ended July 1, 2005 and July 2, 2004, respectively. Currently capital expenditures are being made at a rate less than the depreciation on previous fixed asset capital, while we work to improve returns on our current investments. As we continue to adjust our product portfolio to meet market demands, this relatively low capital expenditure rate may rise.

Dividends

In both January and April 2005, the Board of Directors of the Company declared common stock dividends of $0.04 per share, which were paid to shareholders in February and May 2005, respectively. Each quarterly dividend paid was approximately $5.7 million.

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock and held them as treasury shares as summarized in the table below:

	Cost of shares (millions)	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Shares repurchased for treasury	59.8	3,371,100

Treasury shares as of July 1, 2005	$217.5	11,449,770

Our treasury stock repurchase program, as authorized by the Board of Directors, allows us to repurchase up to $150.0 million in our common stock, of which $119.6 million had been repurchased as of July 1, 2005. During the two quarters ended July 1, 2005, we repurchased 3,371,100 shares of our Class A common stock at an approximate cost of $59.8 million. As of July 1, 2005, we held 11,449,770 shares of treasury stock at a cost of $217.5 million. The current treasury stock repurchase program expires in mid-September 2005.

Transactions with Related and Certain Other Parties

During the quarter ended July 1, 2005, Intersil’s contract with a former related party, STATS ChipPAC, in which STATS ChipPAC provided a specified percentage of Intersil’s test and package services, expired. The Company continues to procure a portion of its test and package services from STATS ChipPAC as well as other vendors. The Company had $10.9 million and $6.3 million of trade accounts payable to STATS ChipPAC as of July 1, 2005 and December 31, 2004, respectively. With the expiration of the contract, the Company has the right to source all of its test and package services from available vendors in the market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the two quarters ended July 1, 2005, we purchased and sold $22.6 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at July 1, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (or “CEO”) and Chief Financial Officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 1, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2005, the plaintiffs in the In re: Xicor, Inc. Shareholder Litigation (as defined in our Annual Report on Form 10-K for the year ended December 31, 2004) voluntarily dismissed their appeal of the Judgment dismissing Xicor from the suit. Accordingly, the Company and its subsidiary Xicor are no longer parties to this litigation. On July 29, 2005, the remaining parties entered into a non-binding Memorandum of Understanding, agreeing in principle to settle this litigation, subject to entering into a definitive settlement agreement and approval by the Court.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) During quarter ended July 1, 2005, we, as authorized by our Board of Directors and announced on September 13, 2004, repurchased 1,924,100 shares of our Class A common stock at an approximate cost of $35,746,000. As of July 1, 2005, we held 11,449,770 total shares of treasury stock at a cost of $217,503,000.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Dollars Remaining Under Current Authorization
4/2/2005	4/29/2005	—	$—	$66,159,548
4/30/2005	5/27/2005	1,231,900	$18.20	$43,742,644
5/28/2005	7/1/2005	692,200	$19.26	$30,413,768
Total		1,924,100	$18.58	$30,413,768

All of the shares purchased as presented in this table were purchased as part of a publicly announced plan or program.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 11, 2005 (the “Annual Meeting”) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated March 25, 2005:

(1)	Election of Directors. All seven of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
Richard M. Beyer	142,853,229	9,246,207
Robert W. Conn	135,967,754	16,131,682
James V. Diller	142,947,735	9,151,701
Gary E. Gist	136,022,783	16,076,653
Jan Peeters	142,409,688	9,692,215
Robert N. Pokelwaldt	142,918,630	9,180,806
James A. Urry	135,999,308	16,100,128

(2)	Proposal for the shareholders to ratify the appointment of Ernst & Young LLP as the independent accountants of the Company.

For	Against	Abstain
149,787,091	878,362	1,433,942

(3)	Proposal to increase the number of shares authorized for issuance under the 1999 Equity Compensation Plan from 22,250,000 to 25,250,000.

For	Against	Abstain
96,288,175	24,776,928	1,461,548

(4)	Proposal to amend our amended and restated certificate of incorporation to (i) replace the Company’s dual class common stock authorization with a single authorized class of capital stock by replacing 300,000,000 shares of Class B Common Stock with 300,000,000 shares of Class A Common Stock; (ii) change the composition of the Board of Directors from not fewer than three and not more than eight to not fewer than five and not more than eleven; (iii) eliminate inoperative provisions that require more than a majority vote by the Board of Directors or the shareholders to take certain actions in the event certain named shareholders and their affiliates own in the aggregate 15% or more of the outstanding common stock of the Company; (iv) delete Article 4 which provides for automatic conversion of 12% Series A Cumulative Compounding Preferred Stock, none of which is currently issued and outstanding; and (v) implement appropriate conforming amendments.

For	Against	Abstain
119,966,756	1,018,434	1,541,463

Item 6. Exhibits

a) The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report is incorporated by reference to the Exhibit Index following the signature herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ David A. Zinsner
David A. Zinsner Chief Financial Officer

Date: August 8, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation effective as of May 11, 2005.*

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- filed herewith