Form 10-Q
period 2005-09-30
INTERSIL CORP/DE
filed 2005-11-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 28, 2005:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	154,485,855

INTERSIL CORPORATION

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarter Ended September 30, 2005 and October 1, 2004 and the Three Quarters Ended September 30, 2005 and October 1, 2004	1

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarter Ended September 30, 2005 and October 1, 2004 and the Three Quarters Ended September 30, 2005 and October 1, 2004	2

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 30, 2005 and October 1, 2004	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

CERTIFICATIONS		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Three Quarters Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(thousands, except per share and share amounts)		(thousands, except per share and share amounts)
Revenue
Product sales	$157,469	$127,047	$424,625	$408,670
Costs, expenses and other income
Cost of product sales (a)	69,263	58,953	189,149	179,711
Research and development (b)	28,007	28,727	82,896	80,053
Selling, general and administrative (b)	25,178	23,204	74,148	66,871
Amortization of purchased intangibles	2,367	2,283	7,230	4,647
Amortization of unearned stock based compensation (b)	3,330	3,378	10,889	6,524
Impairment loss (gain) on long-lived assets	—	(500)	(618)	26,510
Restructurings	—	6,104	2,845	6,104
In-process research and development	—	31,205	—	31,205
Other (gains) and losses, net	—	2,539	(2,000)	2,539

Operating income (loss)	29,324	(28,846)	60,086	4,506
Gain on sale of investments	—	—	—	3,799
Interest income, net	5,235	3,659	13,145	10,260

Income (loss) from continuing operations before income taxes	34,559	(25,187)	73,231	18,565
Income tax provision (benefit) from continuing operations	7,258	(654)	15,777	(7,249)

Income (loss) from continuing operations	27,301	(24,533)	57,454	25,814
Discontinued operations
Income (loss) from discontinued operations before income taxes	(320)	(5,846)	(320)	1,092
Income tax provision (benefit) on discontinued operations	(67)	(829)	(67)	1,864

Income (loss) from discontinued operations	(253)	(5,017)	(253)	(772)
Net income (loss)	$27,048	$(29,550)	$57,201	$25,042

Basic income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.17)	$0.40	$0.19
Loss from discontinued operations	—	(0.04)	—	(0.01)

Net income (loss)	$0.19	$(0.21)	$0.40	$0.18

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.17)	$0.39	$0.18
Loss from discontinued operations	—	(0.04)	—	(0.01)

Net income (loss)	$0.19	$(0.21)	$0.39	$0.17

Weighted average common shares outstanding (in millions):
Basic	141.5	143.0	142.5	139.5

Diluted	144.1	143.0	144.9	142.1

Dividends declared per common share	$0.04	$0.07	$0.12	$0.13

(a) Cost of product sales includes the following:
Amortization of unearned stock based compensation	$229	$282	$858	$282

(b) Amortization of unearned stock based compensation is excluded from the following:
Research and development	$1,771	$1,588	$5,693	$2,832

Selling, general and administrative	$1,559	$1,790	$5,196	$3,692

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended		Three Quarters Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(thousands)		(thousands)
Net income (loss)	$27,048	$(29,550)	$57,201	$25,042
Other comprehensive income:
Currency translation adjustments – gain (loss)	7	(35)	731	11
Reclassification adjustment for realized gains on securities sold	—	—	—	(1,824)

Comprehensive income (loss)	$27,055	$(29,585)	$57,932	$23,229

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited) (in thousands)	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$149,995	$129,700
Short-term investments	392,949	393,299
Trade receivables, less allowances ($7,638 as of September 30, 2005 and $7,512 as of December 31, 2004)	92,639	77,919
Inventories, net	92,745	96,450
Prepaid expenses and other current assets	13,183	14,649
Deferred income taxes	32,627	43,175

Total current assets	774,138	755,192
Non-current assets
Property, plant & equipment, less accumulated depreciation ($132,092 as of September 30, 2005 and $124,738 as of December 31, 2004)	93,452	101,354
Goodwill and purchased intangibles, less accumulated amortization	1,463,920	1,478,762
Long-term investments	159,598	179,651
Deferred income taxes	83,850	68,860
Other	4,134	3,751

Total non-current assets	1,804,954	1,832,378

Total assets	$2,579,092	$2,587,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$24,743	$18,401
Retirement plan accruals	3,861	3,806
Accrued compensation	27,186	21,035
Accrued other taxes	3,489	2,976
Deferred margin	10,335	11,347
Restructuring and exit costs	526	2,476
Litigation accruals	3,369	4,141
Other accrued liabilities	20,103	25,892
Customer deposits	638	1,882
Income taxes payable	61,791	56,211

Total current liabilities	156,041	148,167

Shareholders’ equity
Preferred stock, $.01 par value, 2,000,000 and 100,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600,000,000 and 300,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 154,091,461 shares outstanding at September 30, 2005 and 151,848,424 shares outstanding at December 31, 2004	1,541	1,518
Additional paid-in capital	2,578,565	2,553,855
Retained earnings	103,191	63,103
Unearned compensation	(12,891)	(22,900)
Accumulated other comprehensive income	562	1,494
Treasury shares, at cost	(247,917)	(157,667)

Total shareholders’ equity	2,423,051	2,439,403

Total liabilities and shareholders’ equity	$2,579,092	$2,587,570

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	September 30, 2005	October 1, 2004
	(in thousands)
Operating activities:
Net income from continuing operations	$57,201	$25,814
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,873	33,972
Provisions for inventory obsolescence	1,466	3,243
Other loss	—	3,440
Restructuring	2,845	6,104
Gain on sale of equipment	15	(599)
Gain on sale of certain operations	—	(901)
Gain on sale of investments	—	(3,799)
In-process research and development expenses	—	31,205
Impairment of long-lived assets	(618)	26,510
Deferred income tax expense	(888)	2,622
Net loss from discontinued operations	(253)	(772)
Adjustments to reconcile net loss from discontinued operations to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	—	(7,900)
Changes in assets and liabilities:
Trade receivables	(14,721)	1,280
Inventories	2,237	(13,091)
Prepaid expenses and other current assets	355	(5,049)
Trade payables and accrued liabilities	(351)	(849)
Income taxes	12,078	(15,300)
Other	280	5,979

Net cash provided by operating activities	97,519	91,909
Investing activities:
Proceeds from sales of auction rate securities	651,986	975,826
Purchases of auction rate securities	(791,701)	(638,266)
Net change in short-term investments, excluding auction rate securities	140,065	(129,650)
Net change in long-term investments	20,442	(82,929)
Proceeds from sale of Wireless Networking product group, net	(1,411)	(13,623)
Proceeds from sale of certain investments	—	8,673
Purchase of cost method investments	—	(3,042)
Purchase of Xicor	(566)	(235,443)
Purchase of Bitblitz Communications	(14)	(2,590)
Purchase of Elantec	(12)	(1,863)
Proceeds from sale of property, plant and equipment	5,209	5,979
Purchases of property, plant and equipment	(13,889)	(6,009)

Net cash provided by (used in) investing activities	10,109	(122,937)
Financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase program	22,030	16,186
Dividends paid	(17,113)	(12,664)
Repurchase of treasury stock	(90,250)	(87,670)

Net cash used in financing activities	(85,333)	(84,148)
Effect of exchange rates on cash and cash equivalents	(2,000)	(192)

Net increase (decrease) in cash and cash equivalents	20,295	(115,368)
Cash and cash equivalents at the beginning of the period	129,700	190,457

Cash and cash equivalents at the end of the period	$149,995	$75,089

Supplemental disclosures—Non-cash activities:
Conversion of note receivable to other long-term investments	$—	$1,000
Common stock issued in acquisition of Xicor, Inc.	$—	$221,454
Additional paid-in capital from tax benefit on exercise of non-qualified stock options	$6,565	$5,693

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

The results of operations for the quarter and for the three quarters ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation. During 2004, the Company reviewed the classification of its investment in certain auction rate securities and concluded they should be classified as short-term investments as compared to their prior classification as cash equivalents. As of October 1, 2004, auction rate securities totaling $203.8 million have been reclassified from cash equivalents to short-term investments and the related effect has now been reflected in the consolidated statement of cash flows for the three quarters ended October 1, 2004.

Revenue Recognition

Revenue is recognized upon shipment to all customers, except North American distributors. Sales to international distributors are made under agreements, which provide price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. The Company generally recognizes sales to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms (“NCNR”) to North American distributors, in which case, revenue is recognized at the point of shipment. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (“CRD”), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of shipment. It is the Company’s intent that these deliveries be made not more than ten days in advance of CRD.

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

	Quarter Ended
	September 30, 2005	October 1, 2004
	(thousands, except per share information)
Net income (loss), as reported	$27,048	$(29,550)
Add: Stock-based employee compensation included in reported net income (loss), net of tax	2,207	2,244
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,917)	(13,891)

Net income (loss), pro forma	$19,338	$(41,197)

Basic net income (loss) per share:
As reported	$0.19	$(0.21)
Pro forma	$0.14	$(0.29)

Diluted net income (loss) per share:
As reported	$0.19	$(0.21)
Pro forma	$0.13	$(0.29)

	Three Quarters Ended
	September 30, 2005	October 1, 2004
	(thousands, except per share information)
Net income, as reported	$57,201	$25,042
Add: Stock-based employee compensation included in reported net income, net of tax	7,283	4,194
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(32,475)	(37,604)

Net income (loss), pro forma	$32,009	$(8,368)

Basic net income (loss) per share:
As reported	$0.40	$0.18
Pro forma	$0.22	$(0.06)

Diluted net income (loss) per share:
As reported	$0.39	$0.18
Pro forma	$0.22	$(0.06)

Application of SFAS 123 would result in a decrease in diluted income (loss) per share of $0.06 and $0.08 for the quarter ended September 30, 2005 and October 1, 2004, respectively. Application of SFAS 123 would result in a decrease in diluted income (loss) per share of $0.17 and $0.24 for the three quarters ended September 30, 2005 and the three quarters ended October 1, 2004, respectively.

In the foregoing proforma tables showing the effect of SFAS 123 application, the Company previously reported proforma net income (loss) figures that did not reflect the application of a tax effect to the stock-based employee compensation included in reported net income and did not reflect the application of recent guidance regarding the method of calculating and presenting the tax effect on the proforma fair value based compensation expense. The following table reconciles the previously reported amounts to the amounts shown above:

	Quarter Ended October 1, 2004	Three Quarters Ended October 1, 2004
	(thousands, except per share information)
Net loss, proforma, as previously reported	$(39,175)	$(4,574)
Tax effect of stock-based employee compensation included in reported net loss	(1,376)	(2,570)
Incremental tax effect on fair value based compensation expense for all awards	(646)	(1,224)

Net loss, pro forma, as restated	$(41,197)	$(8,368)

Proforma diluted net loss per share, as previously reported	$(0.27)	$(0.03)

Proforma diluted net loss per share, as restated	$(0.29)	$(0.06)

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

Options Granted During the Three Quarters Ended
	September 30, 2005	October 1, 2004
	Lattice model	Black-Scholes model
Range of expected volatilities	33.4% - 43.0%	66.9% -69.5%
Range of dividend yields	0.72% - 1.02%	0.5% - 0.6%
Range of risk-free interest rates	3.54% - 4.14%	2.91% -4.19%
Range of expected life, in years	2.3 –5.8	6.0 –7.0

In addition to the change in volatility from the use of the Lattice model, the Company changed the contractual expiration period for most of its newly issued options in April 2004. Contractual life was generally reduced from 10 years to 7 years for new options, thus impacting the options’ ranges of expected life as depicted in the table above.

Acceleration of Vesting of Certain Stock Options

In October 2005, the Company accelerated the vesting of certain unvested employee stock options with exercise prices greater than $22. Excluded from this action were any options granted in the prior twelve months, irrespective of their exercise prices, and options held by outside directors. At the time of the action, the Company’s reported Nasdaq National Market closing price was $20.19; therefore at the time of the acceleration of vesting there was no intrinsic value for those options affected.

Additionally, in the case of accelerated options that are held by executive officers and certain other members of senior management, restrictions have been imposed upon the sale of any shares received through the exercise of such options. Those restrictions will prevent the sale of any such shares prior to the earlier of the original vesting date of the option and the individual’s termination of employment.

The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share Based Payment” in January 2006. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately and the Company expects to reduce the after-tax stock compensation expense it otherwise would have been required to record by approximately $17.6 million over a three-year period. Of this $17.6 million, approximately $10 million would have been recorded in the Company’s 2006 fiscal year.

Note B—Inventories

Inventories are summarized below:

	September 30, 2005	December 31, 2004
	(millions)
Finished products	$22.5	$26.0
Work in progress	67.4	67.2
Raw materials and supplies	2.8	3.3

Total inventories, net	$92.7	$96.5

At September 30, 2005 and December 31, 2004, the Company was committed to purchase $16.6 million and $9.9 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note C—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Three Quarters Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Numerator:
Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$27,048	$(29,550)	$57,201	$25,042

Denominator:
Weighted average common shares	141,458	143,041	142,505	139,534
Effect of dilutive securities:
Stock options	2,408	—	2,183	2,267
Warrants	81	—	55	21
Deferred stock units	190	—	185	233

Diluted weighted average common shares	144,137	143,041	144,928	142,055

Basic earnings per share	$0.19	$(0.21)	$0.40	$0.18

Diluted earnings per share	$0.19	$(0.21)	$0.39	$0.17

Note D—Investments

Short-term Investments

Held-to-Maturity Investments—Investments designated as held-to-maturity include marketable debt with maturities of greater than three months. Examples of such debt securities can include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with Statements of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as held-to-maturity securities as the Company has the positive intent and ability to hold until maturity. Securities in the “held-to-maturity” classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Held-to-maturity investments with maturities of one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Condensed Consolidated Balance Sheets.

Available for Sale Investments—Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gain on sale of investments. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

As of each quarter-end in the fiscal year of 2005, available-for-sale debt investments consist exclusively of auction rate securities (“ARS”) with a final maturity of greater than three months. The Company invests in ARS as an alternative to cash and frequently sells ARS positions to fund working capital needs. These investments are reflected in “Short-term Investments” line item in the current section of the Condensed Consolidated Balance Sheets.

During the quarter ended April 2, 2004, Intersil sold all of its holdings of ChipPAC, Inc (“ChipPAC”) for a realized gain of $3.8 million. Proceeds from the sale were $8.7 million.

The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	Amortized Cost (millions)		Maturity Range (in years)
Type of Security (Held to Maturity)	September 30, 2005	December 31, 2004
U.S. Treasury and government agency debt	$112.0	$176.5	< 1
State & municipality issued debt	—	11.2	< 1
Corporate issued debt	0.2	4.1	< 1

Total	$112.2	$191.8

	Fair Market Value (millions)		Maturity Range (in years)
Type of Security (Available for Sale)	September 30, 2005	December 31, 2004
Auction rate securities (ARS)	$341.2	$201.5	> 10

Total	$341.2	$201.5

As of September 30, 2005, the fair market value of all short-term investments totaled approximately $453.3 million, thus resulting in an unrecognized loss of $0.1 million. At December 31, 2004, the fair market value of these short-term investments totaled approximately $392.0 million, thus resulting in an unrecognized loss of $1.3 million.

Long-term Investments

The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	Amortized Cost (millions)		Maturity Range (in years)
Type of Security (Held to Maturity)	September 30, 2005	December 31, 2004
U.S. Treasury and government agency debt	$144.2	$163.9	1 - 3
Corporate issued debt	4.3	5.0	1 - 3

Total	$148.5	$168.9

The fair market value of these securities was $145.4 million and $167.2 million as of September 30, 2005 and December 31, 2004, respectively.

Long-term Investments: trading investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company classifies as “trading investments” a portion of its marketable equity securities, which are contained in the “Long-term investments” line item in the non-current section of the Condensed Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to equal changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are equal to losses or gains on the related liabilities and thus have no net impact on net income or loss. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

	September 30, 2005		December 31, 2004
Type of Security	Fair Market Value	Net Unrealized Gains	Fair Market Value	Net Unrealized Gains
	(millions)
Mutual fund holdings offsetting deferred compensation	$7.1	$0.5	$6.7	$0.6

Total	$7.1	$0.5	$6.7	$0.6

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

As of September 30, 2005 and December 31, 2004, the Company held approximately $4.0 and $4.1 million in cost method investments, respectively. The impairment review as of the three quarters ended September 30, 2005 did not result in adjustments to the carrying value of the investments.

Note E—Intangibles

Intangibles are summarized below:

	September 30, 2005	December 31, 2004
	(millions)
Indefinite-Lived Intangible Assets:
Goodwill	$1,425.6	$1,433.2
Less accumulated amortization	(3.4)	(3.4)
Definite-Lived Intangible Assets:
Developed Technology	59.0	59.0
Less accumulated amortization	(17.3)	(10.2)
Xicor customer backlog	0.7	0.7
Less accumulated amortization	(0.7)	(0.6)

Total Intangibles	$1,463.9	$1,478.7

Definite lived intangible assets are amortized over their useful lives, which are 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the unaudited Condensed Consolidated Statements of Operations. The following table summarizes changes in Intersil’s net indefinite-lived goodwill balance since December 31, 2004:

(millions)
Indefinite-lived goodwill balance as of December 31, 2004	$1,429.8
Adjustment relating to the purchase of Elantec	(0.3)
Adjustment relating to the purchase of Xicor	(7.3)

Total indefinite-lived goodwill as of September 30, 2005	$1,422.2

The decrease to the Elantec and Xicor related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions and from a deferred tax adjustment relating to the final determination of the net operating loss carryforward of Xicor.

Note F—Shareholders’ Equity

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock and held them as treasury shares as summarized in the table below:

	Cost of shares (millions)	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Shares repurchased for treasury	90.2	4,893,263

Treasury shares as of September 30, 2005	$247.9	12,971,933

In November 2005, the Company’s Board of Directors authorized a renewed treasury share repurchase program. The action authorizes the Company to repurchase up to $150 million of its Class A common stock over the ensuing twelve months.

Dividends

In each of the first three quarters in fiscal year 2005, the Board of Directors of the Company declared common stock dividends of $0.04 per share, which were subsequently paid to shareholders. Each quarterly dividend paid totaled approximately $5.7 million. In November 2005, the Board of Directors declared a common stock dividend of $0.05 per share to shareholders on the record date of November 11, 2005, payable November 22, 2005.

In the third quarter of fiscal year 2004, dividends for payment in both the third and fourth quarters were declared at rates of $0.03 per share paid in the third quarter and $0.04 per share paid in the fourth quarter.

Class A Common Stock

The table below summarizes the issued share activity for the Company’s Class A common stock since December 31, 2004. Treasury shares held by the Company are included in these balances:

Balance as of December 31, 2004	151,848,424
Shares issued under stock option plans	2,091,945
Shares issued under employee stock purchase plans	151,092

Balance as of September 30, 2005	154,091,461

Deferred Stock Units

During the quarter ended September 30, 2005, the Company issued 4,000 deferred stock units (“DSU” or “unit”) to a newly-elected director. DSU’s entitle recipients to receive one share of Intersil Class A common stock for each unit issued, provided they are employed or associated with Intersil on the third anniversary of the grant date. DSU holders receive common stock dividends, if any, prior to the stock issuance. The fair value per unit issued during the quarter ended September 30, 2005 was $19.96.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation,” the issuance of DSU’s requires compensation expense to be measured and recognized evenly over the three-year or other vesting period contained therein. Accordingly, related to the issuance of 4,000 units in the quarter, the Company recorded $0.1 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during the quarter ended September 30, 2005 relating to these newly issued DSU’s. The unearned compensation was calculated using the closing share price on the day of issuance.

Note G—Restructurings

During fiscal 2004 and the three quarters ended September 30, 2005, the Company has announced two restructuring plans to streamline manufacturing and support functions (“July 2004 Restructuring”) and then to further streamline its general operations and reduce operating costs (“March 2005 Restructuring”). In both cases, a significant majority of the costs to be incurred in the restructurings were employment reduction related. The two restructurings included a total workforce reduction plan of about 225 employees.

In accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits,” the Company recorded restructuring charges in the periods of announcement for the severance benefits it was obligated to pay under those plans. Because the severance obligations were probable and reasonably estimable as they were deemed a vested right attributable to the employees’ service already rendered. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The initial restructuring charges recorded within continuing operations were $6.1 million for the July 2004 Restructuring and $2.8 million for the March 2005 Restructuring (see the line item Restructurings in the unaudited Condensed Consolidated Statements of Operations).

A summary of the financial effect of the restructurings in the current period and the remaining accruals at September 30, 2005 is depicted in the following table:

	Balance December 31, 2004	Additions	Costs Paid	Balance September 30, 2005
	(millions)
March 2005 Restructuring	$—	$2.8	$(2.6)	$0.2
July 2004 Restructuring	$2.0	$—	$(1.7)	$0.3

These restructuring activities are expected to be materially complete by the end of 2005. At September 30, 2005, approximately 99% of the affected employees have been separated.

Note H—Impairment Of Long-Lived Assets

In the first quarter of fiscal 2004, Intersil announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded impairment charges of approximately $27 million ($17 million net of tax) during the three quarters ended October 1, 2004 on certain production equipment and other assets. The impairment loss was calculated as the excess of the assets’ carrying value over its estimated fair value as determined by the market prices of these types of assets. At September 30, 2005, a majority of these assets have either been sold or are being held for sale. During the quarter ended April 1, 2005, the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value.

The impairment loss described above relates to continuing operations and is contained within the caption “Impairment loss (gain) on long-lived assets” in the unaudited Condensed Consolidated Statements of Operations.

Note I—Discontinued Operations

The Company sold its Wireless Networking product group in August 2003. During the three quarters ended October 1, 2004 the Company recorded a gain, net of income tax, of $4.2 million primarily due to the finalization of the contingent working capital adjustment related to the sale. Further, the Company reached a litigation settlement in the same period with a plaintiff relating to the Wireless Networking product group that caused the Company to record an expense of $5.0 million, net of tax.

Related to the aforementioned discontinued operations settlement in 2004, the Company recognized final legal expenses in the third quarter of 2005 of $0.3 million, net of tax.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale.

Note J—Other Gains and Losses

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004. In the quarter ended October 1, 2004, the Company’s other losses of $2.5 million was made up of losses of $2.7 million relating to the aforementioned hurricanes, a loss of $0.7 million relating to a technology license and a gain of $0.9 million relating to the sale of certain business operations that had been disposed of in 2001.

Note K—Income Tax Provision

The effective tax rate on income from continuing operations for the three quarters ended September 30, 2005 of approximately 22% differs from the tax rate for the three quarters ended October 1, 2004 of approximately negative 39% primarily due to the tax gain recorded during the first quarter of 2004 in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws. The Company recognizes estimable liabilities for probable tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes may be due upon examination.

Note L—Xicor Acquisition

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

The following unaudited, pro forma consolidated results of Company operations are presented as if the Xicor acquisition occurred on the first day of each period presented below:

	Three Quarters Ended
	September 30, 2005	October 1, 2004
	(millions, except per share data)
Product sales	$424.6	$435.6
Income from continuing operations	$57.2	$17.3

Income from continuing operations per basic share	$0.40	$0.12
Income from continuing operations per diluted share	$0.39	$0.11

The pro forma results of operations include adjustments to give effect to additional amortization from the increased value of acquired identified intangibles and unearned stock-based compensation recorded in the acquisition. Included in the pro forma results above are certain infrequent events. These events are summarized below:

	Three Quarters Ended
	September 30, 2005	October 1, 2004
	(millions)
Impairment charge (credit) on long-lived assets	$(0.6)	$26.5
In process research and development	$—	$31.2
Restructuring charge	$2.8	$6.1
Merger-related costs of Xicor (pre-Intersil acquisition)	$—	$1.7
Other (gains) and losses, net (see Note J)	$(2.0)	$2.5
Gain on sale of equity investment, net of tax provision	$—	$3.8

Note M—Warranties and Indemnifications

Warranties

Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in various product quality programs and processes, the estimated warranty obligation is affected by product failure rates and costs incurred in correcting product failures. If actual product failure rates or corrective costs differ from estimates, revisions to the estimated warranty liability would be required. The Company’s one-year post shipment product warranty is that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The Company estimates its warranty reserves based on historical experience, tracks all product returns by type and specifically identifies those returns that were based on matters to be covered by warranty. For the three quarters ending September 30, 2005, changes in Intersil’s aggregate product warranty liabilities were as follows:

(millions)
Balance as of December 31, 2004	$1.9
Accruals for warranties on revenues	0.5
Warranty costs incurred (in cash or in kind)	(1.3)

Balance as of September 30, 2005	$1.1

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

Note N—Recent Accounting Pronouncements

FASB Statement 123R: Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends FASB’s Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123R is similar to the fair-value approach permitted in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company is currently proceeding with an evaluation of the effects of SFAS 123R on its financial statements. In October 2005, the Company took the action of mitigating a portion of the prospective effect on its financial statements through an acceleration of certain unvested stock options (see Note A – subsection regarding Stock-Based Compensation). Even with this acceleration action, the application of SFAS 123R is expected to have a negative effect on consolidated net income that the Company is still evaluating.

In August 2005, the FASB issued FASB Staff Position (“FSP”) 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation.” The FSP defers the requirement of SFAS 123R that a freestanding financial instrument originally subject to SFAS 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of SFAS123R throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee.

Note O—Legal Matters

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

If the Company believes a loss is less than likely but more than remote, it discloses the nature of the matter and, if possible, discloses its estimate of the possible loss.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Results of Operations

The following table sets forth data which are derived from our unaudited condensed consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenue	100.0%	100.0%	100.0%	100.0%

Costs, expenses and other income
Cost of product sales	44.0	46.4	44.5	44.0
Research and development	17.8	22.6	19.5	19.6
Selling, general and administrative	16.0	18.3	17.5	16.4
Amortization of purchased intangibles	1.5	1.8	1.7	1.1
Amortization of unearned stock-based compensation	2.1	2.7	2.6	1.6
Impairment loss (gain) on long-lived assets	—	(0.4)	(0.1)	6.5
Restructurings	—	4.8	0.7	1.5
In-process research and development	—	24.6	—	7.6
Other (gains) and losses, net	—	2.0	(0.5)	0.6

Operating income (loss)	18.6	(22.7)	14.2	1.1
Gain on sale of investments	—	—	—	0.9
Interest income, net	3.3	2.9	3.1	2.5

Income (loss) from continuing operations before income taxes	21.9	(19.8)	17.2	4.5
Income tax provision (benefit) from continuing operations	4.6	(0.5)	3.7	(1.8)

Income (loss) from continuing operations	17.3	(19.3)	13.5	6.3

Discontinued operations
Income (loss) from discontinued operations, before income taxes	(0.2)	(4.6)	(0.1)	0.3
Income tax provision (benefit) from discontinued operations	—	(0.7)	—	0.5

Income (loss) from discontinued operations	(0.2)	(3.9)	(0.1)	(0.2)
Net income (loss)	17.2%	(23.3)%	13.5%	6.1%

Note: Percentages may not add due to rounding.

Income and Expense Elements from Continuing Operations

Revenue

Revenue (net sales) for the quarter ended September 30, 2005 increased $30.4 million or 23.9% to $157.4 million from $127.0 million during the quarter ended October 1, 2004. This increase in net sales was primarily due to a $14.2 million increase in revenue for our products serving the communication and computing end markets and a $14.2 million increase in revenue for our products serving the consumer end market. In aggregate, a 46% increase in unit demand increased net sales by approximately $58 million, which was offset by a 15% decline in average selling prices (“ASPs”) that decreased net sales by approximately $28 million. These trend characteristics are not currently believed to be a material change in the demand or financial return characteristics for our products and are expected by us to continue into the future.

Revenue for the three quarters ended September 30, 2005 increased $15.9 million or 3.9% to $424.6 million from $408.7 million during the three quarters ended October 1, 2004. The increase in net sales was primarily due to an $11.1 million decrease in revenue for our products serving the communication and computing end markets, which was more than offset by a $25.9 million increase in revenue for our products serving the consumer market. In aggregate, an 18% increase in unit demand increased net sales by approximately $75 million, which was offset by a 12% decline in ASPs that decreased net sales by approximately $59 million.

Geographically, approximately 64%, 24% and 12% of product sales were derived from Asia/Pacific, North America and Europe, respectively, during the three quarters ended September 30, 2005 as compared to 60%, 25% and 15% during the three quarters ended October 1, 2004. As manufacturing of, particularly, consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately there.

A further view of our geographical sales mix is provided by the following information about sales concentrations in particular countries. For the three quarters ended September 30, 2005, our net sales to countries that exceeded 5% of our total sales were as indicated in descending order by sales dollar volume: China (which includes Hong Kong), the United States, Taiwan, Japan, Korea, Germany and Singapore. Sales to customers in China were approximately 31% of total revenue, followed by United States with 24% and Taiwan with 11% during the three quarters ended September 30, 2005. One distributor that supports a wide range of customers in Asia accounted for approximately 11% of the Company’s sales in the three quarters ended September 30, 2005.

Gross Profit

Cost of product sales consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, plus licensing and sustaining engineering expenses pertaining to products sold. During the quarter ended September 30, 2005, gross profit increased 29.5% or $20.1 million to $88.2 million from $68.1 million during the quarter ended October 1, 2004. As a percentage of sales, gross margin was 56.0% during the quarter ended September 30, 2005 compared to 53.6% during the quarter ended October 1, 2004. The increase in gross profit margin was primarily due to improved plant utilization driven by unit volumes, lower manufacturing personnel costs and successful new products, which have higher margins due to product features.

During the three quarters ended September 30, 2005, gross profit increased 2.8% or $6.5 million to $235.5 million from $229.0 million during the three quarters ended October 1, 2004. As a percentage of sales, gross margin was 55.5% during the three quarters ended September 30, 2005 compared to 56.0% during the three quarters ended October 1, 2004. The decrease in gross profit margin was primarily due to declines in ASPs in many products that are comparable period to period and the increasing percentage of consumer market end-products in our revenue mix.

We believe that our gross profit margin can be incrementally improved with continued new product introductions that stem from our research and development investment, continued high plant utilization and further application of vigorous operational process and cost controls.

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses decreased 2.5%, or $0.7 million, to $28.0 million during the quarter ended September 30, 2005, and increased by 3.6% or $2.8 million, to $82.9 million during the three quarters ended September 30, 2005. These figures compare to R&D expense of $28.7 million and $80.0 during the quarter and three quarters ended October 1, 2004, respectively. The decrease in R&D expenses in the third quarter of 2005 as compared to the third quarter of 2004 was due to rationalization of the Intersil and Xicor engineering and support staffs that had been accomplished by 2005. The Xicor R&D personnel were added at the time of the acquisition of Xicor in the third quarter of 2004. Higher R&D expense for the three quarters ended September 30, 2005 as compared to the same period of 2004 was due to higher compensation from higher staff levels and pay rates, including incentive pay for mask and design win efforts. We expect R&D expenses to continue to increase in absolute levels with increasing sales dollars and market success, but we aim not to increase them as a percent of revenues.

Selling, General and Administrative (“SG&A”)

SG&A costs include marketing, selling, general and administrative expenses. SG&A expenses increased by 8.5%, or $2.0 million, to $25.2 million during the quarter ended September 30, 2005 from $23.2 million in the quarter ended October 1, 2004. SG&A expenses for the three quarters ended September 30, 2005 increased 10.9%, or $7.3 million, to $74.1 million from $66.8 million during the three quarters ended October 1, 2004. The increase in these expenses is primarily a function of higher selling costs, partly a function of revenue, and higher administrative costs including audit expenses related primarily to compliance with the various aspects of the Sarbanes Oxley Act of 2002.

We believe that SG&A cost increases will decline slightly as a percent of revenues with efforts in place to further control costs and combined with revenue growth.

Amortization of Purchased Intangibles

Amortization of intangible assets increased by $2.6 million to $7.2 million during the three quarters ended September 30, 2005 from $4.6 million during the three quarters ended October 1, 2004. The increase is due to the addition of amortizable developed technology assets in the third quarter of 2004 from the purchase of Xicor. Definite lived assets are being amortized over their useful lives ranging from 4 to 11 years.

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During 2004 our impairment testing did not indicate a need to record any impairment charges. During the fourth quarter of 2005, we are conducting our annual impairment testing to determine that the value of each of our reporting units exceeds accounting book value. We do not anticipate the need to record any impairment. Depending on the future market demand for our products, and our continued ability to meet market demand with adequate gross margins, among other factors, we could experience impairment on our long-lived intangible assets, whether or not being currently amortized.

Amortization of Unearned Stock Based Compensation

Amortization of unearned compensation increased to $10.9 million during the three quarters ended September 30, 2005 from $6.5 million during the three quarters ended October 1, 2004. This net increase of $4.4 million is made up of an increase of approximately $7.4 million due to increases in amortization related to Xicor, which we acquired in the third quarter of 2004. The remainder of the change, a net decrease of $3.0 million, is from non-Xicor related equity compensation amortization.

Impairment (Gains) Losses on Long-Lived Assets

In the first quarter of fiscal 2004, Intersil announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded impairment charges of approximately $27 million ($16.8 million net of tax) during the three quarters ended October 1, 2004 on certain production equipment and other assets. The impairment was calculated as the excess of the assets’ carrying value over their estimated fair value as determined by the market prices of these types of assets. At September 30, 2005, a substantial majority of these assets have either been sold or are being held for sale. During the quarter ended April 1, 2005, the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the book value after impairment writedowns.

The impairment described above relates to continuing operations and is contained within the caption “Impairment loss (gain) on long-lived assets” on the face of the unaudited Condensed Consolidated Statements of Operations.

Restructurings

During fiscal 2004 and the three quarters ended September 30, 2005, the Company has announced two restructuring plans to streamline manufacturing and support functions (“July 2004 Restructuring”) and then to further streamline its general operations and reduce operating costs (“March 2005 Restructuring”). In both cases, a significant majority of the costs to be incurred in the restructurings were to be employment reduction related. The two restructurings represented an approximately 19% workforce reduction aggregately at the time of their announcements.

In accordance with the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits,” the Company recorded restructuring charges in the periods of announcement for the severance benefits it was obligated to pay under those plans because the severance obligations were probable and reasonably estimable. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The initial restructuring charges recorded within continuing operations were $6.1 million for the July 2004 Restructuring and $2.8 million for the March 2005 Restructuring.

Savings from the restructurings are being realized as each of the specific actions is being completed. Specifically, we estimated that annual savings in costs of product sales would be approximately $5.2 million. We also estimated that annual savings of research and development expenses would be $2.3 million. Finally, we estimated that annual savings of selling, general and administrative expenses would be $1.0 million. These savings are primarily in the form of decreased payroll and benefit costs. We believe these expected savings are largely being realized currently.

Other (Gains) and Losses, net

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004. In the prior year, this expense element included the estimated loss incurred by the Company as a result of the aforementioned hurricanes ($2.7 million), a loss from a licensing agreement ($0.7 million) and a gain on the sale of assets related to an operation sold by the Company in 2001 ($0.9 million), for a net prior year loss of $2.5 million.

Interest Income, net

Net interest income increased to $13.1 million during the three quarters ended September 30, 2005 from $10.3 million during the three quarters ended October 1, 2004. This increase is due primarily to increases in available short-term interest rates.

Income Tax Expense

The effective tax rate on income (continuing operations) for the three quarters ended September 30, 2005 of approximately 22% differs from the tax rate for the three quarters ended October 1, 2004 of approximately negative 39% (wherein we had income from operations and a net tax benefit) due primarily to the tax gain recorded during the first quarter of 2004 in connection with the settlement of the 1999 and 2000 Internal Revenue Service audits.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked from one to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at September 30, 2005 of $128.6 million compared to December 31, 2004 of $78.8 million. Although not always the case, backlog can be a leading indicator of performance for the next two quarters.

Business Outlook

We believe that our external market and business conditions have improved materially during the last year. However, due to seasonality, the high-end consumer and computing markets generally do not experience a strengthening in demand until the third or fourth quarter. On October 19, 2005, in our press release of financial results and the related conference call, we announced our outlook for the balance of fiscal 2005. At that time, we expected revenue for the fourth quarter to grow between 5-7% over the third quarter, based on continued broad-based market success that we have recently enjoyed.

Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our off-balance sheet items have not changed significantly from December 31, 2004. At September 30, 2005, we have committed to purchase $16.6 million of inventory from suppliers.

Liquidity and Capital Resources

General

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business activities; the success, timing and amount of both fixed and working capital investment required to bring new products on-line and to sustain existing products; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for at least the next 12 months, including capital expenditures, working capital requirements, our dividend and stock repurchase programs, and potential future acquisitions or strategic investments. As of September 30, 2005, our total shareholders’ equity was $2,423.1 million. Also, we had $542.9 million in cash, cash equivalents and short-term marketable investments, as well as $159.6 million in long-term investments, which included $148.5 million of long-term marketable securities.

In November 2005, the Company’s Board of Directors authorized a renewed treasury share repurchase program. The action authorizes the Company to repurchase up to $150 million of its Class A common stock over the ensuing twelve months.

Our primary sources and uses of cash during the three quarters ended September 30, 2005 and October 1, 2004 are presented in this summarized table.

	Three Quarters Ended
	September 30, 2005	October 1, 2004
	(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$97	$92
Proceeds from exercise of stock options, warrants and purchases under the employee stock purchase plan	22	16

	$119	$108

Uses of Cash
Business improvement investments
Business acquisitions and divestitures, net	$(2)	$(248)
Capital expenditures, net of sale proceeds	(9)	—

	$(11)	$(248)

Returned to stockholders
Stock repurchases	$(90)	$(87)
Dividends paid	(17)	(13)

	$(107)	$(100)

Cash/Investment Management Activities

Decrease in investments and foreign exchange effects	$19	$125

Net increase (decrease) in cash and cash equivalents	$20	$(115)

In each of the nine month periods presented, the Company’s sources of cash have exceeded $100 million. Approximately the same amount has been returned to shareholders through our stock repurchase and dividend programs. In 2004 the Company purchased Xicor for a combination of cash and stock that represents a strategic growth investment to strengthen our power management products with the aim of increasing future cash flow from operating activities. The cash portion of the Xicor purchase represents a significant majority of the $248 million shown in the table above in the 2004 period for business acquisitions.

The basic aim of the Company is to constantly improve the cash flows from our existing business activities that should maximize our shareholder value. We do so with necessary R&D and capital expenditures and, potentially, acquisitions that may further improve our business prospects. These cash flows from our existing business have largely been returned to shareholders in recent periods, as demonstrated in the table above, through dividends and stock repurchases. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both. There are no specific acquisitions under consideration currently.

Our cash, cash equivalents and investments noted above, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return much of our free cash flow to our stockholders while also pursuing business improvement opportunities for our future.

Warranty and indemnification liabilities

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate our warranty reserves based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences. Warranty reserves for the quarter ended September 30, 2005 were $1.1 million.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $14.7 million, or 18.9%, to $92.6 million at September 30, 2005 from $77.9 million at December 31, 2004. This increase primarily reflects our sales improvement in the quarter ended September 30, 2005. Inventories decreased by $3.8 million, or 3.9%, to $92.7 million at September 30, 2005 from $96.5 million at December 31, 2004. We believe our working capital investment will remain relatively constant in relation to our volume of business activity measured by sales revenues and unit volumes for the foreseeable future.

Capital Expenditures

Capital expenditures were $13.9 million and $6.0 million for the three quarters ended September 30, 2005 and October 1, 2004, respectively. Currently capital expenditures are being made at a rate less than the depreciation on previous fixed asset capital while we work to improve returns on our current investments. As we continue to aggressively pursue new product opportunities to meet market demands, this relatively low capital expenditure rate may rise.

Dividends

In each of the first three quarters in fiscal year 2005, the Board of Directors of the Company declared common stock dividends of $0.04 per share, which were paid to shareholders. Each quarterly dividend paid totaled approximately $5.7 million. The Board of Directors declared a fourth quarter common stock dividend on November 2, 2005 of $0.05 per share.

Treasury Share Repurchase Program

The Company, as authorized by the Board of Directors, repurchased shares of its Class A common stock and held them as treasury shares as summarized in the table below:

	Cost of shares (millions)	Number of Shares
Treasury shares as of December 31, 2004	$157.7	8,078,670
Shares repurchased for treasury	90.2	4,893,263

Treasury shares as of September 30, 2005	$247.9	12,971,933

Our treasury stock repurchase program, as authorized by the Board of Directors in 2004, allowed us to repurchase up to $150.0 million in our common stock, of which $150.0 million had been repurchased by the expiration of the program in mid-September 2005. During the three quarters ended September 30, 2005, we repurchased 4,893,263 shares of our Class A common stock at an approximate cost of $90.2 million. As of September 30, 2005, we held 12,971,933 shares of treasury stock at a cost of $247.9 million.

On November 2, 2005, the Board of Directors authorized further treasury stock repurchases. The program approved on that date allows us to repurchase up to $150.0 million in our common stock during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three quarters ended September 30, 2005, we purchased and sold $16.1 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at September 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (or “CEO”) and Chief Financial Officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2005, the plaintiffs in the In re: Xicor, Inc. Shareholder Litigation (as defined in our Annual Report on Form 10-K for the year ended December 31, 2004) voluntarily dismissed their appeal of the Judgment dismissing Xicor from the suit. Accordingly, the Company and its subsidiary Xicor are no longer parties to this litigation. On July 29, 2005, the remaining parties entered into a non-binding Memorandum of Understanding, agreeing in principle to settle this litigation, and subsequently, on October 21, 2005, a settlement aggrement. The settlement agreement is now subject to approval by the Court.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) During the quarter ended September 30, 2005, we, as authorized by our Board of Directors and announced on September 13, 2004, repurchased 1,522,163 shares of our Class A common stock at an approximate cost of $30,414,000. As of September 30, 2005, we held 12,971,933 total shares of treasury stock at a cost of $247,917,000.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Dollars Remaining Under Current Authorization
7/2/2005	7/29/2005	47,600	$19.42	$29,489,400
7/30/2005	8/26/2005	942,200	$19.57	$11,047,170
8/27/2005	9/30/2005	532,363	$20.75	$14

Total		1,522,163	$19.98	$14

All of the shares purchased as presented in this table were purchased as part of a publicly announced plan or program.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

INTERSIL CORPORATION (Registrant)

/s/ David A. Zinsner
David A. Zinsner Chief Financial Officer

Date: November 9, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- filed herewith