Form 10-K
period 2005-12-30
INTERSIL CORP/DE
filed 2006-03-06
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29617

INTERSIL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	59-3590018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Murphy Ranch Road, Suite 1 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

408-945-1323

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Class A Common Stock, par value $0.01 per share

Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $19.00 on the Nasdaq National Market System) on July 1, 2005 was approximately $2,666.9 million.

As of February 24, 2006 there were 142,201,567 shares of our Class A Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006 (Proxy Statement)	Part III

INTERSIL CORPORATION

FORM 10-K

December 30, 2005

PART I.

Item 1. Business

Forward Looking Statements

This Annual Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; the successful integration of acquisitions; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products and services in their business, such as the timing of the subsequent entry of our customer’s products containing our components into production, the size and timing of orders from customers, and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

General

We are a global designer and manufacturer of high performance analog integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications in four end markets: high-end consumer, industrial, communications and computing.

Business Strategy

Our business strategy emphasizes the following key elements:

•	Focus on High Growth Markets. We focus our investments on markets with the potential for high growth. We believe that the demand for ICs in our focused markets will be higher than that in the overall semiconductor industry.

•	Broaden our Product Portfolio. We intend to increase our investments in the design of general purpose proprietary products and continue to develop application-specific standard products for high-growth vertical markets.

•	Maintain Technology Leadership. We have 432 research and development employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,000 patents.

•	Maintain Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force, authorized representatives and distributors provide customer information programs and support for our comprehensive, global customer service efforts.

•	Partner with Leaders in Semiconductor Markets, Products and Services

•	Partner with Leaders in our Markets. We partner with industry leaders in each of our target markets to deliver advanced technology for rapidly emerging applications. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

•	Utilize Specialty Expertise in Manufacturing Services. We employ high-volume and specialty suppliers of products and services in our industry. We source a substantial portion of our wafer needs as well as assembly, test and packaging requirements from those who provide those products and services on a merchant basis and do them well and at reasonable cost. This reduces our capital requirements and enhances our flexibility in managing our ever-changing business.

Background

Our mission is to grow faster than our peers as a premier, high-performance analog company. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”). We began our transformation into a high-performance analog company in 2002, with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), followed by the divestiture of our wireless networking business in 2003 and concluded it with the 2004 acquisition of Xicor, Inc. (“Xicor”).

Our internet address is www.intersil.com. We post the following filings as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our filings pursuant to Section 16(a) of the Act, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Chief Executive Officer and principal financial officers. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

The public may read and copy any reports filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549 and may obtain information on corporate reports by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov/.

Products and Technology

Our product strategy is focused on broadening our portfolio of Application Specific Standard Products (ASSP) and General Purpose Proprietary Products (GPPP) which are targeted at four high-growth markets—High-End Consumer, Industrial, Communications and Computing.

High-End Consumer

Our high-end consumer products include our optical storage, displays and handheld products. These products target high growth applications such as DVD recorders, MP3 Players, GPS systems, liquid crystal display (“LCD”) televisions, cell phones and digital still cameras. The high-end consumer category represented 27% of our sales in fiscal year 2005.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. The industrial products category represented 26% of our sales in fiscal year 2005.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite and VOIP (Voice Over Internet Protocol). The communications category represented 23% of our sales in fiscal year 2005.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management products integrated circuits for peripheral devices. The computing category represented 24% of our sales in fiscal year 2005.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
United States Operations
Net sales	$126,411	$130,035	$133,748
Tangible long-lived assets	150,616	97,250	86,903
International Operations
Net sales	381,273	405,740	466,507
Tangible long-lived assets	2,794	4,104	9,708

We market our products for sale to customers, including distributors, primarily in China, the U.S., Taiwan and Japan. A summary of percent of sales by country is summarized below and shows countries where values exceeded 10% in any one year:

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Sales by country
China (includes Hong Kong)	24%	20%	33%
United States	25	24	22
Taiwan	13	15	10
Japan	12	12	7
All Other	26	29	28

Within the “All Other” category in this table, customers in each of South Korea, Germany, Singapore, Thailand, Philippines, Malaysia, Italy, the United Kingdom, France and the Netherlands accounted for at least 1% of our total sales in fiscal 2005.

Sales, Marketing and Distribution

In fiscal year 2005, we derived 57% of our sales from original equipment manufacturer (“OEM”) customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 43% of our sales through distributors and value added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facilities or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either directly or indirectly via third parties or internally—owned warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. We also have direct geographical sales organizations selling products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. We have dedicated direct sales organizations operating in the North American, European, Japanese, and Asia-Pacific markets. Sales offices are strategically located near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

Manufacturers’ representatives generally do not offer products that compete directly with our products, but may offer complementary items manufactured by others. Manufacturers’ representatives do not maintain product inventory; instead, customers place large quantity orders either directly with us or through these Manufacturers’ representatives. Smaller quantity orders are typically placed through distributors.

Distributors handle a wide variety of products, including products that compete with our products. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. Sales made to international distributors are recognized when product is shipped to the international distributors.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $91.3 million, $107.4 million and $110.8 million on internal research and development projects for fiscal years 2003, 2004 and 2005, respectively. In 2005, we announced over 400 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of December 30, 2005, we had 432 employees engaged in research and development.

We also engage in research projects with a small number of universities. Technology and research have also been extended through selective investments in privately held emerging companies.

Manufacturing

We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation and AMI Semiconductor. We believe that our strategy of internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During 2005, we internally produced approximately 46% of our wafers and sourced the remaining 54% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan, South Korea and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

Historically, certain materials, including silicon wafers and other materials, have been in short supply. In the recent past, we have not experienced delays in obtaining raw materials, which could have adversely affected production. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication, through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers typically require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory.

Manufacture, assembly and test of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials and disruptions at supplier locations, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

Backlog

Our sales are made pursuant to purchase orders that are booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to our original committed delivery date for standard products and ninety days prior to our original committed delivery date for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at December 30, 2005 of $132.8 million compared to $78.8 million at December 31, 2004.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first fiscal quarter of each year and stronger demand in the third and fourth quarters. The industrial and communications markets, on the other hand, generally experience stronger demand in the first two quarters of the year, and slightly lower demand in the second half of the year.

Competition

The high performance analog market is extremely competitive. We compete in our target markets with many companies that have significantly greater financial, technical, manufacturing and marketing resources than us. We compete on the basis of technical performance, product features, customized design, price, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,000 U.S. and foreign patents and have approximately 440 US and foreign patents pending. The expiration dates of these patents range from 2006 to 2024.

Employees

Our worldwide workforce consisted of 1,336 employees (full- and part-time) as of December 30, 2005. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities, the management and disposal of hazardous substances, and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs to comply with environmental regulations were approximately $1.7 million, $1.4 million and $1.1 million in fiscal 2003, 2004 and 2005, respectively. The Company sold its facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris has indemnified Intersil against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act (“Superfund”). Our adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris has continuing obligations to conduct groundwater monitoring on our property. Harris has agreed to indemnify us against any environmental liabilities associated with this contamination that existed when we purchased it. The indemnification from Harris has no expiration date nor is it subject to a dollar limitation.

Our former facility in Kuala Lumpur, Malaysia, which we sold in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to our acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has agreed to indemnify us against any environmental liabilities associated with this contamination, and we have agreed to indemnify the purchaser against those liabilities. Neither Harris’ indemnification nor ours have an expiration date, nor are they subject to dollar limitation.

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

Item 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing us. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our Class A common stock could decline.

As discussed in “Forward Looking Statements” in Item 1 contained in this report, this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in this “Risk Factors” section and elsewhere in this Form 10-K, in our other filings with the SEC, and in material incorporated by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

Our quarterly revenues and operating results are unpredictable and are likely to fluctuate.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	industry and global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	demand for, and market acceptance of, new and existing products;

•	successful development of new products;

•	timing of new product introductions; new product performance and quality;

•	successful integration of acquisitions;

•	manufacturing difficulties, including without limitation the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages;

•	failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	need for additional capital; pricing pressures and other competitive factors, including without limitation competitor’s new products;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	changes in product mix; fluctuations in manufacturing yields;

•	product obsolescence;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	legal challenges to our products and technology, including by intellectual property infringement and misappropriation claims;

•	customer service;

•	the extent that customers use our products and services in their business, including without limitation the timing of the subsequent entry of our customer’s products containing our components into production, the size and timing of orders from customers, the size and timing of orders from customers, and customer cancellations or shipment delays;

•	changes in import export regulations;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	exchange rate fluctuations

•	the extent that customers use our products and services in their business;

Downturns in the business cycle could reduce our revenues and profitability.

The semiconductor industry is highly cyclical, and this cyclicality could create significant variation in our operating results. Our markets may experience downturns in the future. We may also experience significant changes in our operating income margins as a result of variations in sales, changes in product mix, price competition for orders and costs associated with the need for continual and rapid introduction of new products.

The markets for our products depend on continued demand for consumer electronics products as well as products in communications, industrial and computing markets. Prolonged downturns in our end-user markets will likely lead to proportionately greater downturns in our net income or we may incur net losses.

Business interruptions could harm our business.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, two of our wafer fabrication facilities are located on the east coast of Florida. Operations at these facilities have, at times, been interrupted by hurricanes and may be interrupted by hurricanes in the future. Further, our corporate headquarters are located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance of reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

We are also heavily reliant on third party freight firms for nearly all of our shipments from vendors, from our foundries to assembly and test sites, primarily in Asia, and for shipments to customers of our final product. This includes ground, sea and air freight. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, would materially affect our ability to generate revenues. Business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Our business has been and is expected to continue to be characterized by average selling prices (“ASP’s”) that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to sell more units, reduce our costs, introduce new products with higher ASP’s or some combination thereof.

ASP’s for our products historically have declined over relatively short time periods. For example, in fiscal 2005 our ASP’s decreased by approximately fifteen percent compared with fiscal 2004. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features.

RISK FACTORS RELATING TO PRODUCTION OPERATIONS

Production time and the cost of our products could increase if we were to lose one of our limited number of suppliers or if one of those suppliers increased the prices of raw materials.

Our operating results could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. We purchase raw materials, such as silicon wafers, from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors.

Because we depend on third party foundries and other manufacturing subcontractors to manufacture, assemble and test some of our products, we may experience delays beyond our control in delivering those products to our customers.

We use both internal wafer fabrication facilities and outside wafer fabrication foundries in manufacturing our products. We intend to continue to rely on third party foundries and other specialist suppliers for most of our manufacturing requirements and most of our assembly and testing requirements. However, certain of these third party foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products. If the third party foundries we currently use are unable to provide our products, we may be required to seek new foundries, and we cannot be certain that their services will be available at favorable terms or that sufficient capacity will be available in a reasonable time period.

In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the third party foundries we currently use do not achieve adequate yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our business, financial condition or results of operations.

Delays in production at new facilities, in implementing new production techniques or in curing problems associated with technical equipment malfunctions may lower yields and reduce our revenues.

Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency is an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. Resultant delays have ranged in length from one month to six months. During the past five years Intersil has experienced one material delay (six months) of starting production at a new facility and no material delays in producing product using new manufacturing processes. As a consequence, we suffered delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Increases in fixed costs and operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

We rely on a limited number of packaging subcontractors that may not have adequate capacity to meet our product delivery requirements.

We rely on a limited number of packaging subcontractors with whom we do not have long-term contracts. The wafers of integrated circuits we fabricate or purchase from our outside foundries are sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks to us, including the possibility that the subcontractors will lack adequate capacity to deliver our products at the times and in the quantities that we request, the subcontractors will eliminate process technologies necessary for our products and the quality of our products will suffer from our lack of control over packaging and delivery. These independent subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

If our products contain defects or fail to achieve industry reliability standards, our reputation may be harmed, and we may incur significant unexpected expenses and lose sales opportunities.

Our products have in the past contained, and may in the future contain, undetected errors or defects. Any similar problem in the future may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to obsolete or unusable inventory;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, which could result in product returns.

In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any of these claims, whether or not successful, could seriously damage our reputation and business.

RISK FACTORS RELATING TO R&D, ENGINEERING, INTELLECTUAL PROPERTY AND NEW TECHNOLOGIES

We may be unsuccessful in developing and selling new products required to maintain or expand our business.

We operate in a dynamic environment characterized by price erosion, rapid technological change and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner or to achieve market acceptance for these products, could harm our business.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of product sales. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•	timely and efficient completion of process design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance;

•	the quality and reliability of the product; and

•	effective marketing, sales and service.

The failure of our products to achieve market acceptance due to these or other factors could harm our business.

We use a significant amount of intellectual property in our business. If we are unable to protect this intellectual property, we could lose our right to prevent others from using our key technologies, resulting in decreased revenues.

Our future success and competitive position depend in part upon our ability to develop or obtain and subsequently maintain proprietary technology used in our principal products. We rely on intellectual property rights, including, but not limited to, rights existing under patent, trade secret, trademark, maskwork and copyright law, to protect this technology. Some of our technology is not covered by any patent or patent application, and there are risks that:

•	some of the more than 1,000 patents that we own may be invalidated, circumvented, challenged or licensed to others;

•	the patents that we own may not provide competitive advantages to us; or some of our pending or future patent applications may not be issued with the initially sought scope of the claims sought by it, if issued at all.

Further, others may develop technologies that are similar or superior to our technology, duplicate our technology or design around our patents. In addition, effective patent, trademark, copyright, maskwork and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will always be undertaken or will not be breached or that we will have adequate remedies for any breach.

Some of our current licenses to use others’ technology and intellectual property are scheduled to expire periodically over the next several years, unless extended. We will need to negotiate renewals of these agreements or obtain the technology and intellectual property from alternative sources. We cannot assure you that we will be able to obtain alternative technology and intellectual property, or renewals on substantially similar terms as those that currently exist or at all.

The failure to protect the our intellectual property, to extend its existing license agreements, or utilize alternative technology could adversely affect our revenues.

Products that we manufacture and sell, or products formerly produced and sold by us and now manufactured and sold by purchasers of business that we have divested, may infringe other parties’ intellectual property rights—we may have to pay others for infringement and misappropriation of their intellectual property rights, suspend the manufacture use or sale of some affected products, or incur the cost of defending in a litigation, resulting in significant expense to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received and may receive in the future notices of claims of infringement and misappropriation of other parties’ proprietary rights. In the event of an adverse decision in a patent, trademark, copyright, maskwork or trade secret action, we could be required to withdraw the product or products found to be infringing from the market or redesign products offered for sale or under development. We have, at times, assumed indemnification obligations in favor of our customers that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. We have also, at times, assumed indemnification obligations in favor of the purchasers of businesses that we have divested that could be triggered upon an allegation or finding of infringement of other parties’ proprietary rights by those purchasers. These indemnification obligations would be triggered for reasons including the sale or supply of a product that was later discovered to infringe another party’s proprietary rights. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. To address any potential claims or actions asserted against us or those we have indemnified, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all. Litigation could result in significant expense to us, adversely affecting sales of the challenged product or technology and diverting the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse outcome in any litigation, we may be required to:

•	pay substantial damages, e.g. enhanced damages for willful infringement, and incur significant attorneys’ fees;

•	indemnify customers for damages they might suffer if the products they purchase from us infringe intellectual property rights of others;

•	indemnify purchasers of businesses that we have divested for damages they might suffer if certain of the products they sell infringe intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technology;

•	discontinue the use of some processes; or

•	obtain licenses to intellectual property rights covering products and technology that we may, or have been found to, infringe or misappropriate such intellectual property rights.

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

Our future success depends on international sales and the management of global operations.

Non-U.S. sales accounted for approximately 78% of our revenue in fiscal 2005. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in our ability to acquire and enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. laws and regulations, including U.S. export restrictions;

•	compliance with international laws and regulations, including the European Union’s Restriction of Hazardous Substances (“RoHS”), which bans lead and certain other substances from products put on the market;

•	fluctuations in interest and currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people for the operation of our business.

Many of the challenges noted above are applicable in China, which is a large and fast growing market for semiconductors and therefore an area of additional and continued growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.

Fluctuations in the exchange rate of the U.S. dollar and foreign currencies could increase operating expenses and negatively affect our financial performance and results of operations.

While we and our subsidiaries transact business primarily in U.S. dollars, and most of our revenues are denominated in U.S. dollars, a portion of the costs and revenues is denominated in other currencies, such as the Euro and the Japanese Yen. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the costs of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on results of operations cannot be accurately predicted. From time to time, we have engaged in, and may continue to engage in, exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, any hedging technique that we may implement may not be effective or may result in foreign exchange hedging losses.

The outbreak of severe acute respiratory syndrome (SARS), avian flu or other health related issues, could impact our customer or supply base, especially in Asia.

A large percentage of our sales are to customers located in Asia, particularly in China. SARS, avian flu or other health related issues could have a negative impact on consumer demand, on travel needed to secure new business or manage our operations, on transportation of our products from our suppliers or to our customers, or on workers needed to perform assembly, test and packaging of our products. These and similar matters could adversely affect our results of operations.

RISK FACTORS RELATING TO SALES, MARKETING AND COMPETITION

Our business is very competitive, and increased competition could reduce gross margins and the value of an investment in our company.

The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, reliability and customer service. The gross margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. Competitors include manufacturers and designers of standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. In addition, companies not currently in direct competition with us may introduce competing products in the future.

We depend upon the continued demand for our products in the high-end consumer, communications, industrial and computing markets for a significant portion of our net revenues.

We realize a significant portion of our net revenues from products sold in the high-end consumer, communications, industrial, and computing markets. Therefore, our success depends in part on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. These markets may experience changes in demand that will adversely affect our business and operating results.

Difficulties in estimating the amount and timing of sales to our customers could harm our operating results.

It is difficult for us to forecast accurately the timing and amount of sales to our customers, which include distributors and original equipment manufacturers. Customers generally take a long time to evaluate products and technologies before committing to design our products into their systems. Moreover, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled on short notice to us and without significant penalty to our customers. We do not have substantial non-cancelable backlog and often we are forced to obtain inventory and materials from our manufacturing subcontractors in advance of anticipated customer demand. Because we incur expenses, many of which are fixed, based in part on our forecasts of future product sales, our operating results could be harmed if sales levels are below our expectations.

We compete against larger, more established entities and our market share may be reduced if we are unable to respond to our competitors effectively.

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, some of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market, especially Asian-based producers. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

•	success in designing and manufacturing new products that implement new technologies;

•	protection of our proprietary products, processes, trade secrets and know-how;

•	maintaining high product quality and reliability;

•	pricing policies of our competitors;

•	performance of competitors’ products;

•	ability to deliver in large volume on a timely basis;

•	marketing, manufacturing and distribution capability; and

•	financial strength.

To the extent that our products achieve market success, competitors typically seek to offer competitive products or lower prices, which, if successful, could harm our business.

Most of our distributors and resellers, who represent over 40% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.

In fiscal 2005, our distributors and value-added resellers accounted for approximately 43% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. For fiscal 2005, our largest distributor was based in Asia. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

RISK FACTORS RELATING TO ENVIRONMENTAL REGULATIONS, GOVERNMENTAL REGULATIONS, INCLUDING TAXES, AND FINANCIAL REPORTING RULES AND REGULATIONS

Environmental liabilities and other governmental regulatory matters could force us to expend significant capital and incur substantial costs.

We are subject to various environmental laws relating to the management, disposal and remediation of hazardous materials and the discharge of pollutants into the environment. We are also subject to laws relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous substances. Harris Corporation has agreed to indemnify us for substantially all environmental liabilities related to events or activities occurring before our acquisition of their semiconductor business. This indemnification does not expire, nor is it subject to a dollar limitation.

The nature of our ongoing operations exposes us to the risk of liabilities with respect to environmental matters, including those relating to the on- and off-site disposal and release of hazardous materials, and there can be no assurance that material costs will not be incurred in connection with such liabilities.

Based on our experience, we believe that the future cost of compliance with existing environmental and health and safety laws (and liability for known environmental conditions) even without the indemnity from Harris will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot predict:

•	what environmental or health and safety legislation or regulations will be enacted in the future;

•	how existing or future laws or regulations will be enforced, administered or interpreted;

•	the amount of future expenditures which may be required to comply with these environmental or health and safety laws or to respond to future cleanup matters or other environmental claims; or

•	the extent of our obligations to the purchasers of our environmentally challenged sites.

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the

United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Accounting pronouncements are moving toward “fair value” methodology accounting, leading to more volatility in reported earnings which might cause a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board that require companies to regularly attempt to determine or estimate the fair value of both certain assets and certain liabilities and adjust those amounts to reflect the revised estimates. With regard particularly to indefinite life intangible assets (“goodwill”), certain other “long-lived assets” such as property, plant and equipment, and stock-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an adverse and significant adjustment to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects and might cause a decline in our stock price.

Changes in accounting standards for stock-based compensation may adversely affect our operating results, our stock price, and our competitiveness in the employee marketplace.

The adoption of SFAS No. 123(R) requires us to expense all stock-based compensation provided to employees beginning with our quarter ending March 31, 2006. The environment for skilled employees that are knowledgeable about our required skill sets is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123(R) will decrease our earnings as reported on a generally accepted accounting principles basis by the amount of stock-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives. Further, as this decrease in earnings becomes evident, our stock price may decline or may not rise to the same extent it otherwise might have due to the reduced apparent profitability.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of December 30, 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of investor confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to timely meet our regulatory reporting obligations and cause our stock price to be adversely affected due to the loss of investor confidence in us.

Our independent registered public accounting firm must confirm its independence in order for us to meet our regulatory reporting obligations on a timely basis.

Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the Firm and Intersil that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to us. If, for whatever reason, our independent registered public accounting firm finds that it cannot confirm that it is independent of us based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

RISK FACTORS RELATING TO OUR BUSINESS STRATEGIES, PERSONNEL AND OTHER OPERATIONS

If we fail to attract and retain qualified personnel, our business may be harmed.

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog semiconductor industry is intense, and we may not be successful in attracting or retaining these personnel. In addition, it is difficult to obtain work visas for foreign professionals trained in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

If we choose to acquire or dispose of product lines and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating new personnel, coordinating new product and process development, conforming the acquired company’s standards, processes, procedures and controls with our operations, separating or reorganizing existing business or product groups, in addition to diversion of management’s attention away from other business concerns, amortization of acquired definite-lived intangible assets, immediate expensing of certain acquired R&D project values, goodwill impairment charges and potential loss of key employees or customers of acquired or disposed operations, among others. Further, acquisitions may require the potentially dilutive issuances of equity securities, the incurrence of debt and the assumption of contingent liabilities. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities, inadequacies, debt incurrence, common stock issuance or assumption of liabilities could have a material adverse effect on our business, operating results, financial condition, cash flows and the price of our Class A common stock.

We rely upon certain critical information systems for the operation of our business.

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

The potential anti-takeover effects of our certificate of incorporation may inhibit a change of control desired by some of our stockholders.

In August 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. The existence of these rights, also known as a “poison pill” takeover defense, could have the effect of delaying or preventing a change in control of Intersil. Such factors might deter certain acquirers from making takeover proposals or tender offers, even if such takeover proposals or control changes could improve our short-term stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

In the United States, we lease our corporate headquarters in Milpitas, California. Additional manufacturing, warehouse and office facilities are housed in approximately 846,000 square feet of owned facilities in Palm Bay, Florida.

We conduct engineering activity and maintain regional sales offices in various locations throughout the world including the United States, Asia, and Europe. Except for our Florida facilities, all of our offices are leased under generally short-term leases.

We are consolidating and modernizing our Florida manufacturing and design facilities and we are currently seeking to sell approximately 300,000 square feet of manufacturing and office space. While the modernization and consolidation project is largely complete, we are still offering the aforementioned manufacturing and office space to the market. We expect to conclude a sale during 2006.

We believe that our facilities after the Florida consolidation are suitable and adequate for our present purposes, and that the productive capacity in our facilities not being offered for sale is being substantially utilized.

Item 3. Legal Proceedings

(a) Legal Proceedings

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

Symbol Technologies, Inc. v. Intersil Corporation and Choice-Intersil Microsystems, Inc., Index No. 03-18971 (Supreme Court, Suffolk County, New York, filed July 23, 2003). In this action, Symbol seeks recovery under various indemnity theories for costs and attorneys fees allegedly incurred by Symbol in defending two federal court actions in which patent infringement was asserted against Symbol. Symbol contends that the Company and its former subsidiary Choice-Intersil Microsystems owe an indemnity obligation because components of systems accused of being used in an infringing manner were supplied by the Company or by Choice-Intersil Microsystems. The Company’s summary judgment motion recently was denied and trial is set for June 2006. Symbol seeks approximately $2.6 million in damages, plus pre-judgment interest which would increase the total claim to more than $4 million. The Company believes that it has fully honored its obligations to Symbol and intends to contest the case vigorously.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, and Xicor’s directors in connection with our acquisition of Xicor. On June 4, 2004, we were dismissed with prejudice as a defendant, and on July 9, 2004, the Court sustained Xicor’s demurrer with leave to amend. The Freeport suit was then consolidated with a similar suit flied by another plaintiff, and was renamed “In re: Xicor. Inc. Shareholder Litigation.” On August 9, 2004, plaintiffs in the consolidated suit filed an amended complaint, which does not name Intersil as a party. On December 21, 2004, the Superior Court sustained Xicor’s demurrer without leave to amend, and on January 10, 2005, the Superior Court entered judgment dismissing Xicor with prejudice. On March 10, 2005, the plaintiffs filed a notice of appeal of the judgment dismissing Xicor. Our President and Chief Operating Officer, Louis DiNardo, remains a defendant in this suit along with Xicor’s former directors. Although Intersil and Xicor are no longer parties to this lawsuit, pursuant to our acquisition agreement with Xicor, we assumed certain specified obligations to indemnify Xicor’s directors against claims, losses, damages, liabilities, costs and expenses (including reasonable legal expenses) in connection with such lawsuits. On February 14, 2006, the Judge granted preliminary approval of the stipulated settlement agreement. A final approval hearing will take place on June 20, 2006.

Because the Company believes the defense of these matters to be probable, the Company has an accrual of $3.7 million as of December 30, 2005 for estimated costs to defend these positions, exclusive of settlement or judgment costs.

(b) Legal Proceedings Terminated in the Fourth Quarter of our Fiscal Year 2005

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information:

Our Class A Common Stock has been traded on the NASDAQ Stock Market’s National Market since February 2000 under the symbol “ISIL.” Prior to that time, there was no public market for our common stock. During 2005, our Class B Common Stock, which had all been converted to Class A, was eliminated through a charter amendment. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in NASDAQ Stock Market trading.

Fiscal Quarter:	High	Low
First quarter of 2004 (from January 3, 2004 to April 2, 2004)	$29.29	$20.76
Second quarter of 2004 (from April 3, 2004 to July 2, 2004)	$23.99	$18.14
Third quarter of 2004 (from July 3, 2004 to October 1, 2004)	$18.42	$15.37
Fourth quarter of 2004 (from October 2, 2004 to December 31, 2004)	$17.54	$15.20
First quarter of 2005 (from January 1, 2005 to April 1, 2005)	$17.50	$13.82
Second quarter of 2005 (from April 2, 2005 to July 1, 2005)	$20.11	$15.55
Third quarter of 2005 (from July 2, 2005 to September 30, 2005)	$21.78	$18.99
Fourth quarter of 2005 (from October 1, 2005 to December 30, 2005)	$26.67	$20.09

(b) Holders:

On February 24, 2006 the last reported sale price for our Class A Common Stock was $28.48 per share. At the same date, there were about 395 record holders of our Class A Common Stock.

(c) Dividends:

In late fiscal year 2003 we initiated a dividend and paid $0.03 per share. In fiscal year 2004, we declared and paid dividends of $0.13 per share. In fiscal year 2005, we declared and paid dividends of $0.17 per share, including a fourth quarter dividend of $0.05 per share, which is an indicated annual rate of $0.20 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, our stock repurchase program, legal risks, liquidity, and profitability. Any determination to declare and pay a dividend will be made by our Board of Directors in light of these and other factors the Board of Directors deems relevant.

(d) Issuer Purchases of Equity Securities:

In both fiscal 2003 and fiscal 2004, our Board of Directors authorized the repurchase of up to $100.0 and $150.0 million of our Class A common stock during the twelve months following the respective announcements. Both of these plans were fully utilized. On November 2, 2005, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following the authorization. Further, we retired the treasury stock we held at that time and plan to retire additional stock repurchased concurrent with the repurchase settlements. During fiscal year 2005, we repurchased 6,375,751 shares of our Class A common stock at an approximate cost of $127.7 million.

The following table details repurchase activity in our fourth fiscal quarter under the Plan announced November 2, 2005 (“Plan A”):

Period		(a)	(b)	(c)	(d)
Begin	End
10/01/05	10/28/05	—	—	—	$150,000,000	Plan A
10/29/05	11/25/05	1,160,000	$25.18	1,160,000	$120,790,744	Plan A
11/26/05	12/30/05	322,488	$25.71	322,488	$112,500,010	Plan A

Total		1,482,488	$25.30	1,482,488	$112,500,010

(a)	Total Number of Shares Purchased
(b)	Average Price Paid per Share
(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
(d)	Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

Footnotes Required

Plan A
(1)	The date each plan or program was announced	November 2, 2005
(2)	The dollar amount approved	$150,000,000
(3)	The expiration date of each plan or program	November 1, 2006
(4)	Each plan or program that has expired during the period covered by the table	None
(5)	Each plan or program the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

(e)	Recent Sales of Unregistered Securities:

We did not sell unregistered securities during fiscal year 2005.

Item 6. Selected Financial Data

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended December 30, 2005 are derived from our audited consolidated financial statements. All periods presented have been audited. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year 2001 (a)(b)	Fiscal Year 2002 (c)(d)(g)(h)	Fiscal Year 2003 (e)(g)(h)	Fiscal Year 2004 (f)(g)(h)	Fiscal Year 2005 (g)(h)
	($ in millions, except per share amounts)
Revenue	$398.5	$419.6	$507.7	$535.8	$600.3
Income (loss) from continuing operations	$96.0	$(23.3)	$58.5	$40.4	$86.8
Basic income (loss) per share from continuing operations	$0.91	$(0.19)	$0.42	$0.29	$0.61
Diluted income (loss) per share	$0.88	$(0.19)	$0.41	$0.28	$0.59
Total assets	$1,200.2	$2,369.5	$2,448.9	$2,587.6	$2,583.7
Long-term debt, including current portion	—	—	—	—	—
Dividend per common share	—	—	$0.03	$0.13	$0.17

The following transactions significantly affect the comparability of the results between the fiscal periods above:

a) In fiscal 2001, we sold the assets of our Discrete Power product group. The results of operations of this product group were excluded after the date of sale.

b) In fiscal 2001, we recorded losses related to the early extinguishment of some of our then outstanding debt.

c) Fiscal 2002 contains 53 weeks. All other periods identified as “fiscal years” include 52 weeks.

d) In May 2002, we acquired Elantec. Accordingly, Elantec’s results of operations since the acquisition date are included within the results above.

e) In August 2003, we sold the assets of our Wireless Networking product group. The results of operations of the product were excluded after the date of sale. Please refer to Note 19.1 within the Consolidated Financial Statements for further discussion.

f) In July 2004, we acquired Xicor by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. Please refer to Note 8 within the Consolidated Financial Statements for further discussion.

g) During fiscal 2002, 2003, 2004 and 2005, we recorded various impairment charges or credits. Please refer to Note 10 within the Consolidated Financial Statements for further discussion.

h) During fiscal 2002, 2003, 2004 and 2005, we recorded various restructuring charges. Please refer to Note 9 within the Consolidated Financial Statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements, including the notes thereto. This discussion generally refers to elements within our consolidated financial statements on a pre-tax basis unless otherwise stated. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. For further information regarding risks and uncertainties, see Item 1A. in this Annual Report on Form 10-K entitled “Risk Factors.”

Overview

We focus our design, manufacturing and marketing efforts on the High-Performance Analog (“HPA”) segment of the semiconductor market. Digital and analog semiconductor components are the basic ingredient in today’s electronic devices. In contrast to the binary nature of digital components, analog components monitor, evaluate and modify electrical signals and strengths allowing them to deal with basic and essential properties such as heat, touch, light and sound. The HPA segment is distinguished by its highly differentiated and technologically advanced products which can be building blocks for more complex circuits or highly integrated for specific applications. Historically, the HPA segment has yielded higher gross margins and suffers less competition than the digital and broader analog segments of the semiconductor market. The HPA segment requires uniquely talented and experienced designers, engineers and specialized selling and marketing efforts to address the myriad of challenges associated with today’s complex applications.

We began our transformation into an HPA company with the acquisition of Elantec in 2002, the divestiture of our wireless networking business in 2003 and further strengthened with the 2004 acquisition of Xicor. Our first full year as a pure HPA company was fiscal 2005. We achieved quarter-over-quarter revenue and earnings per share growth in each of the quarters of 2005. Our revenue growth has been very broad-based across many products. Our investments to expand our product portfolio to over 40 product families appear to be enabling us to reduce the seasonal effect on our quarterly revenue. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market.

Statement of Operations

($ millions and % of revenue*)

NM = not meaningful

							Percentage Change From Previous Year
	2005		2004		2003		2005	2004
Revenue	$600.3	100.0%	$535.8	100.0%	$507.7	100.0%	12.0%	5.5%
Costs, expenses and other income
Cost of product sales (a)	265.6	44.2%	237.2	44.3%	221.1	43.5%	12.0%	7.3%

Gross profit	334.7	55.8%	298.6	55.7%	286.6	56.5%	12.1%	4.2%
Research and development (b)	110.8	18.5%	107.4	20.1%	91.3	18.0%	3.2%	17.7%
Selling, general and administrative (b)	99.7	16.6%	90.8	16.9%	88.2	17.4%	10.0%	2.7%
Amortization of intangibles	9.6	1.6%	7.4	1.4%	6.3	1.2%	29.7%	17.4%
Amortization of unearned compensation	14.1	2.4%	10.8	2.0%	10.9	2.1%	30.2%	(.6)%
In-process research and development	—	.0%	31.2	5.8%	—	.0%	NM	NM
Impairment (gain) of long-lived assets	(0.6)	(.1)%	26.2	4.9%	12.6	2.5%	NM	108.5%
Restructurings	2.8	.5%	6.1	1.1%	4.9	1.0%	(53.4)%	24.9%
(Gain) on sale of certain operations	—	.0%	(0.9)	(.2)%	(1.4)	(.3)%	NM	36.9%
Other losses (gains)	(2.0)	(.3)%	3.4	.6%	—	.0%	NM	—

Operating income	100.1	16.7%	16.2	3.0%	73.8	14.5%	518.5%	(78.1)%
Interest income, net	19.0	3.2%	13.2	2.5%	9.0	1.8%	43.4%	47.7%
Gain (loss) on investments	—	.0%	3.8	.7%	(3.4)	(.7)%	NM	NM

Income from continuing operations before income taxes	119.1	19.9%	33.2	6.2%	79.4	15.6%	258.6%	(58.1)%
Income taxes (benefit)	32.3	5.4%	(7.1)	(1.3)%	20.9	4.1%	NM	NM

Income from continuing operations	86.8	14.5%	40.4	7.5%	58.5	11.5%	115.2%	(31.0)%
Discontinued operations
Income (loss) from discontinued operations	(1.1)	(.2)%	1.1	.2%	20.0	3.9%	NM	(94.5)%
Income taxes (benefit) from discontinued operations	(0.1)	(.0)%	0.8	.1%	32.6	6.4%	NM	(97.7)%

Net income (loss) from discontinued operations	(0.9)	(.2)%	0.3	.1%	(12.6)	(2.5)%	NM	NM

Net income	$85.9	14.3%	$40.7	7.6%	$45.8	9.0%	111.1%	(11.2)%

(a) Cost of product sales includes the following:
Amortization of unearned compensation	$1.1	.2%	$0.7	.1%	$1.1	.2%	52.6%	(35.1)%
(b) Amortization of unearned compensation is excluded from the following:
Research and development	$7.4	1.2%	$4.9	.9%	$4.5	.9%	50.2%	8.7%
Selling, general and administrative	6.7	1.1%	5.9	1.1%	6.3	1.3%	13.5%	(7.2)%

	$14.1	2.4%	$10.8	2.0%	$10.9	2.1%	30.2%	(.6)%

* Totals and percentages may not add or calculate precisely due to rounding

Geographical revenue:

($ millions)	2005		2004		2003
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia/Pacific	$396	66%	$322	60%	$305	60%
North America	138	23%	134	25%	132	26%
Europe	66	11%	80	15%	71	14%

Total	$600	100%	$536	100%	$508	100%

Revenue

Our revenue for 2005 was $600.3 million, an increase of $64.5 million or 12.0% over 2004. This increase was primarily due to a 43% increase in high-end consumer products, single-digit percentage growth in computing and industrial products, and a partially offsetting decline of 2% in our communications products. In aggregate, higher unit demand increased sales by approximately $146 million, which was partially offset by a decline in average selling prices (ASPs), which decreased sales by approximately $82 million. Of this sales growth, approximately $74 million came from our sales to customers in Asian and Pacific Rim regions and $4 million from North America, which was partially offset by an approximately $14 million sales decline to customers in Europe.

Our revenue for 2004 was $535.8 million, an increase of $28.1 million or 5.5% over 2003. This growth was primarily due to a 38% increase in high-end consumer products and a 16% increase in communications products, which was partially offset by a decline of 18% in our computing products. In aggregate, higher unit demand increased sales by $52.4 million, this was offset by a decline in ASPs, which decreased sales by $24.0 million. Of this sales growth, approximately $17 million came from our sales to customers in Asian and Pacific Rim regions and was bolstered by sales growth in Europe of approximately $9 million.

We anticipate that our revenue from Asian and Pacific Rim customers will continue to grow in both absolute and percentage terms as that region’s companies lead in manufacture of the finished applications (consumer electronics, computers, industrial equipment) that our products are used in. End market demand for those applications is more global and hence dependent on aggregate global economic metrics and conditions such as personal incomes and business activity.

Cost of Product Sales

Cost of product sales consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin improved slightly during 2005 compared to a decrease in 2004. The 2004 decrease in gross margin was partially due to a decline in ASPs and also due to two hurricanes that impacted our operations in Palm Bay, Florida. These hurricane related costs consisted primarily of additional paid time off during the temporary closure of our Palm Bay facilities.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 3.2% to $110.8 million for 2005 compared to $107.4 million for 2004 and $91.3 million for 2003. Our R&D spending increased by 17.7% in 2004 compared to 2003 due to additional

R&D spending associated with our acquisition of Xicor in July 2004. The modest increase in R&D expenses during 2005 reflects the first full year of an integrated R&D function and the synergies gained by combining the Xicor R&D organization. We expect our future R&D expenses to grow at a higher rate than in 2005 as we continue to increase our new product introductions.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our Human Resources, Finance, Information Systems, Legal, Executive and other administrative functions.

Our SG&A expenses increased by 10.0% to $99.8 million for 2005 compared to $90.7 million for 2004 and $88.3 million for 2003. The increase in 2005 compared to 2004 was driven primarily by increased selling and marketing expenses associated with higher sales. The increase in 2004 compared to 2003 was driven by increased selling expenses associated with higher sales and increased labor costs resulting from the acquisition of Xicor during 2004.

Amortization of Intangible Assets

Amortization of intangible assets increased by 29.7% to $9.6 million for 2005 compared to $7.4 million for 2004 and $6.3 million for 2003. The increase in 2005 compared to 2004 resulted from a full year of amortization of developed technology acquired with our purchase of Xicor in July 2004 compared to only five months of amortization recognized during 2004. The increase in 2004 compared to 2003 resulted from the acquisition of developed technology acquired with our purchase of Xicor in July 2004 as well as additional amortization of intangible assets acquired with our purchase of BitBlitz Communications, Inc. in 2004.

Definite lived intangible assets are amortized over their useful lives ranging from 4 to 11 years.

We review goodwill for impairment indicators quarterly and perform substantive impairment testing annually. During the fourth quarter of 2005, we determined that the value of our reporting units exceeded the goodwill value stated on our balance sheet and therefore, did not record any impairment to goodwill. However, our goodwill value is dependent on many factors including future market demand for our products, our stock market valuation, valuation of our expected cash flow, relative values of our reporting units and many other factors. We could have goodwill impairment in the future which would negatively impact our earnings.

Amortization of Unearned Compensation

Amortization of unearned compensation increased 30.2% to $14.1 million for 2005 compared to $10.8 million for 2004 and $10.9 million for 2003. The increase in 2005 compared to 2004 resulted in a full year of amortization compared to only six months of amortization in 2004. The decrease in 2004 compared to 2003 resulted from an increase from the purchase of Xicor offset by a decrease in amortization related to the purchase of Elantec Semiconductor in 2002.

In-Process Research and Development (“IPR&D”)

In connection with our acquisition of Xicor in July 2004, we allocated $31.2 million of the purchase price to IPR&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the IPR&D had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to income in fiscal year 2004. See Footnote 8 to our consolidated financial statements included elsewhere herein relating to the Xicor acquisition consideration and allocation of purchase price, including that allocated to IPR&D.

Impairment of Long-Lived Assets

During 2004, we announced that we would move all internal volume of our 0.6-micron wafer processing to an outside provider’s manufacturing facility and our Florida manufacturing capacity will be used to manufacture products using greater than 1 micron proprietary processes. In conjunction with this shift, we recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-micron wafers at our Palm Bay facility. The impairment was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. The majority of these assets have either been sold or are being held for sale. During 2005 and 2004, we reversed $0.6 and $0.8 million, respectively, of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount.

Restructurings

We have completed multiple restructuring plans during the 2003 to 2005 time span as we execute our long-term High Performance Analog business objectives. The cumulative effects of these restructurings have resulted in our estimate of approximately $34 million in reduced annual operating costs and we believe has streamlined our business operations and enabled measurable progress toward our business objectives.

Severance related costs are expensed when incurred and substantially all of our severance agreements entitle terminated employees to benefits upon notification of termination. Restructurings that were to reflect our 2004 Xicor acquisition integration are described below:

July 2004

In July 2004, we announced a restructuring plan to streamline our manufacturing and support functions and recorded $6.1 million in restructuring expense. Approximately 200 employees were notified that their employment would be terminated The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of December 30, 2005, all of the affected positions had been terminated.

We realized the following annual benefits as a result of this restructuring

•	A reduction in the cost of product sales of $8.1 million

•	A reduction in research and development expenses of $2.5 million

•	A reduction of selling, general and administrative expenses of $4.8 million.

March 2005

In March 2005, we announced a restructuring plan to further streamline operations and to reduce costs. The restructuring plan included the termination of employment of approximately 7% of our workforce and we recorded $2.8 million in restructuring expense. Approximately 100 employees were notified that their employment would be terminated. The affected positions included manufacturing, research and development, and selling, general and administrative employees. As of December 30, 2005, the affected positions had all been terminated.

We realized the following annual benefits as a result of this restructuring

•	A reduction in the cost of product sales of $5.2 million

•	A reduction in research and development expenses of $ 2.1 million

•	A reduction of selling, general and administrative expenses of $1.1 million.

Other Gains & Losses

During 2005 we recovered $2.0 million for insured business interruption losses resulting from the hurricanes in 2004. During 2004, our Florida facilities were damaged by hurricanes resulting in $2.7 million in reconstruction costs. The remaining $0.7 million contained in the “other losses” line resulted from the license agreement that the Company entered into with a third party wherein we licensed sales rights that had been disputed relating to our ability to sell components for certain cellular technology applications.

Gain on Sale of Certain Operations

During 2003, we recorded an additional $1.4 million ($0.9 million net of tax) gain related to the sale of our Discrete Power product group. This gain was the result of a reduction of accrued exit costs due to favorable contract termination negotiations with software vendors. Similarly, in fiscal year 2004, we recorded an additional $0.9 million ($0.6 million net of tax) gain related to the sale of our Discrete Power product group. This gain was the result of a reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors.

Interest Income, net

Our interest income increased 43.4% to $19.0 million in 2005 compared to $13.2 million for 2004 and $9.0 million for 2003. Interest income increased in 2005 due almost solely to increased interest rates earned on our investments compared to 2004. Our 2004 interest income increased 47.7% to $13.2 million due to longer maturities on our held-to-maturity investment balances and increases in short-term interest rates. We net a small amount of bank fees and charges against our interest income for presentation purposes.

Gain (Loss) on Investments

During 2003, we recorded an impairment charge of $13.0 million related to a cost method investment, recognized a $7.2 million gain ($4.7 million net of tax) from the sale of all shares of GlobespanVirata, Inc. (“Globespan”) common stock received as part of the sale of our Wireless Networking product group and recorded a gain of $0.6 million ($0.4 million net of tax) from sale of our investment in another company in June 2002.

At year end 2003, we had marketable securities that consisted of shares of a former related party’s common stock that were classified as investments on the balance sheet. They were recorded at fair value, which was determined based on quoted market prices. As of January 2, 2004 we carried an unrealized gain on the investment of $1.7 million, before taxes. We held approximately 1% of the company’s shares outstanding, at January 2, 2004. During 2004, we sold all of our holdings in the former related party for a realized gain of $3.8 million ($2.4 million net of tax). Proceeds from the sale were $8.7 million.

Income Tax Expense (Benefit)

Our income tax expense from continuing operations was $32.3 million or 27% of pretax income for 2005 compared to a tax benefit of $(7.1) million or (21)% of pretax income for 2004 and tax expense of $20.9 million or 26% of pretax income for 2003.

Our income tax expense for 2005 included a provision of $6.6 million relating to our repatriation of $150 million of foreign earnings. See Footnote 17.4 in our consolidated financial statements for more information about our repatriation.

The tax benefit realized in 2004 was primarily due to a settlement of our 1999 and 2000 Internal Revenue Service audits, an increase in our tax exempt investments and the impact of the in-process R&D charge related to the Xicor acquisition.

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

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates. See Footnote 17.3 for our statutory to effective tax rate reconciliation for the three years ended December 30, 2005.

Discontinued Operations

During 2003, we recognized a gain on the sale of our Wireless Networking product group. In 2004, we recorded an additional gain of $6.9 million ($4.2 million net of tax) primarily as a result of finalizing a contingent working capital adjustment with the buyer. Also, during 2004, we reached a settlement with Agere Systems Corporation on all pending litigations related to our Wireless Networking product group under mutually agreeable terms. As part of the confidential agreement, we recorded an expense of $5.8 million ($5.0 million net of tax). In 2005 we settled a foreign tax liability relating to this sale, which made up the majority of our loss of $1.1 million ($0.9 million net of tax) from discontinued operations.

Backlog

Our sales are made pursuant to purchase orders that are booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to our original committed delivery date for standard products and ninety days prior to our original committed delivery date for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Our year end backlog for 2005 was $132.8 million; for 2004 it was $78.8 million; and 2003 it was $83.6 million. Although not always the case, we believe backlog can be an indicator of performance for approximately the next two quarters.

Business Outlook

The first quarter of any year is a quarter in which we expect a sequential decline in total sales due to the normal seasonality of our business. As we announced via our Fourth Quarter 2005 Earnings press release (filed with our Current Report on Form 8-K, both as of January 25, 2006), we believe that despite historical seasonality, our recent design win momentum makes it likely that our first-quarter fiscal 2006 revenue will be approximately flat with the fourth quarter of fiscal 2005. Based on this outlook, we believe our history of sales growth in 2005 will continue into 2006. The press release stated that in the first quarter of fiscal 2006, we expect earnings per share of $0.20 to $0.21 per share. This earnings per share estimate includes quarterly option expense of $0.05 per share and amortization of acquisition-related intangibles of $0.01.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of December 30, 2005 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$16.7	$4.2	$6.1	$5.1	$1.3
Open capital asset purchase commitments	7.0	7.0	—	—	—
Open raw material purchase commitments	16.0	16.0	—	—	—
Standby letters of credit	3.4	3.4	—	—	—

Total	$43.1	$30.6	$6.1	$5.1	$1.3

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments include $2.0 million for building improvements relating to our Palm Bay campus consolidation and $2.6 million for test and handling equipment. Open raw material purchase commitments include purchase orders for $15.4 million for externally produced wafers. We utilize standby letters of credit primarily for security for various contracts or services such as workers compensation ($1.3 million), environmental items ($1.3 million), as well as for security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

We do not have any guarantees that would affect our liquidity, cash flow or financial position. We do not have any relationships with other parties that would have a material negative impact on our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our treasury share repurchase program and potential future acquisitions or strategic investments. As of December 30, 2005, our total shareholders’ equity was $2.4 billion. At that date we also had $555 million in cash and short-term securities, as well as $157 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the three fiscal years ended December 30, 2005 are presented in this summarized table:

	Fiscal Years Ended
	Jan 2, 2004	Dec 31, 2004	Dec, 30, 2005
	(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$71	$98	$153
Proceeds from exercise of stock options, warrants and purchases under the employee stock purchase plan	25	22	40

	$96	$120	$193

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$231	$(267)	$(1)
Capital expenditures, net of sale proceeds	(59)	—	(18)

	$172	$(267)	$(19)

Returned to shareholders
Stock repurchases	$(52)	$(128)	$(128)
Dividends paid	(4)	(18)	(24)

	$(56)	$(146)	$(152)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(309)	$233	$(14)
Net increase (decrease) in cash and cash equivalents	$(96)	$(61)	$8

In each of the three years, our primary sources of cash have generated nearly or over $100 million. We have returned a substantial amount of that cash to shareholders via our stock repurchase programs and our dividend payments. In 2004 we acquired Xicor for a combination of cash and stock that represents a strategic growth investment to strengthen our power management products and our management. The aim of the Xicor acquisition, as with most acquisitions that we might pursue, is to increase future cash flows from operating activities. The cash portion of the purchase price for Xicor represents a significant portion of the $267 million shown in the table above in fiscal 2004 for business acquisitions.

The basic aim of the Company is to constantly improve the cash flows from our existing business activities and use the majority of that cash flow to return to stockholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments noted above, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return much of our free cash flow to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $21.9 million, or 28%, to $99.8 million at December 30, 2005 from $77.9 million at December 31, 2004. This increase primarily reflects our year-over-year fourth quarter sales improvement in 2005 of 38% over 2004. Inventories decreased by $9.9 million, or 10%, to $86.6 million at December 30, 2005 from $96.5 million at December 31, 2004 as we improved turns with our increased business levels. We believe our overall working capital investment will remain relatively constant in relation to our volume of business activity measured by sales revenues and unit volumes for the foreseeable future.

Our standard trade receivable terms range from net 30 to net 60 days. From time to time, management has made exceptions to these standard terms for various business and competitive reasons and extended the terms up to 90 days.

Capital Expenditures

Capital expenditures were $24 million for fiscal 2005, $6 million for fiscal 2004 and $59 million for fiscal 2003. Our fiscal 2005 rate was much closer to our normal rate of capital expenditures. In 2003 we had invested significantly in our foundry and fabrication operations in Florida. In 2005 our expenditures focused on test and packaging equipment and expenditures related to preparing for our 2006 campus consolidation in Florida.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

In 2005, with our rising stock price, we enjoyed increased cash flow from stock plans (exercises of stock options and sales under our ESPP). At more than $40 million for the fiscal year, cash collected from such exercises approached the $47 million sum of the prior two years. While the level of such cash inflow to us is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a 5¢ per share quarterly dividend program. Both programs represent our major effort to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

Transactions with Related and Certain Other Parties

Former related party—Intersil had a contract in place with a former related party, which expired in mid-year fiscal 2005, in which they provided a specified percentage of Intersil’s test and package services. The terms of the contract were the result of arms-length negotiations and, in the opinion of management, were no less favorable than those that could be obtained from non-affiliated parties. At the time the contract was entered into the companies shared a common board member and Intersil once held an equity position in the Asian company. Although the Company continues to procure a portion of its test and package services from this firm, it utilizes other vendors for these services as well.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have included our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on our financial condition. The five accounting estimation processes discussed below are:

1) the allowance for collection losses on trade receivables,

2) distributor, OEM and warranty reserves,

3) reserves for excess or obsolete inventory,

4) the assessment of recoverability of goodwill, and

5) tax valuation allowances

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

Allowance for collection losses on trade receivables, or “Receivables Allowance”

	December 31, 2004 ($ in millions)	December 30, 2005 ($ in millions)
Gross trade receivables	$85.4	$105.7
Receivables allowance	(0.6)	(0.9)
Other allowances	(6.9)	(5.0)

Net trade receivables	$77.9	$99.8

Our Receivables Allowance was $0.9 million on gross trade receivables of $105.7 million at December 30, 2005 and $0.6 million on gross trade receivables of $85.4 million at December 31, 2004. This allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which as of December 30, 2005 equaled 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then reserve a portion or all of the customer’s balance.

Distributor, OEM and warranty reserves, or “Other Allowances”

Shown in the immediately foregoing table relating to Receivables Allowance as “Other allowances,” are our allowances for various reserves for eventual customer credits. This is a combination of distributor, Original Electronic Manufacturer (“OEM”) and warranty reserves. Distributor reserves were $1.4 million and $2.0 million at December 30, 2005 and December 31, 2004, respectively. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor reserves are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor reserves comprise two components that are reasonably estimable. The first component of international distributor reserves is the price protection reserve, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation reserve, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific reserves for our OEM customers, of which various types of returns are the largest component, totaled $2.6 million at December 30, 2005; warranty reserves, returns for which there are product performance claims, totaled $1.0 million as of December 30, 2005.

Reserves for excess or obsolete inventory, or “Inventory Reserves”

We record our inventories at the lower of cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We reserve 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete. We reserve approximately 40% to 50% of the standard cost of the excess inventory. We believe that approximately 50% represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory. Inventory Reserves totaled approximately $23.8 million on gross inventory of $110.4 million at December 30, 2005 and $21.2 million on gross inventory of $117.6 million at December 31, 2004.

Product demand estimates are a key element in determining Inventory Reserves. Our estimate of product demand requires significant judgment and is based in part on historical product sales. Historical sales may not accurately predict future demand. If future demand is ultimately lower than our estimate, we could incur significant additional expenses to scrap obsolete inventory.

Assessment of recoverability of goodwill

Pursuant to our adoption of SFAS 142 on December 29, 2001, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives and found no impairment. According to our accounting policy, we also performed an annual review during the fourth quarter of each subsequent year, and have found no impairment in any period. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. Our reporting units at December 30, 2005 were the Analog Signal Processing and Power Management product groups. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. We have not recognized any impairment losses on goodwill since adopting SFAS 142.

Tax valuation allowances

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At December 30, 2005, our net deferred tax asset amounted to $98.7 million compared to $112.0 million at December 31, 2004. This decrease is primarily due to usage and thereby reversal of deferred tax assets recorded as part of the purchase accounting of Xicor associated with their net operating loss carryforwards (“NOLs”). An analysis is performed relating to our ability to continue to utilize these NOLs and we have concluded, as discussed above, that these assets will likely be recovered from future taxable income.

Recent Accounting Pronouncements

FASB Statement 123R: Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends FASB’s Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123R is similar to the fair-value approach permitted in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company adopted SFAS 123R effective with its fiscal 2006 year which began December 31, 2005. In October 2005, the Company took the action of mitigating a portion of the prospective effect on its financial statements through an acceleration of certain unvested stock options. This acceleration is expected to reduce the after-tax stock option expense it would otherwise have been required to record by approximately $17.5 million over a three-year period (our fiscal 2006-2008, inclusive), of which approximately $10.1 million would have been recorded in fiscal 2006. Even with this acceleration action, the application of SFAS 123R will have a negative effect on consolidated net income. In a press release dated January 25, 2006, the Company estimated this negative effect on the first quarter of fiscal 2006 to be approximately $0.05 of diluted net income per share.

In August 2005, the FASB issued FASB Staff Position (“FSP”) 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation.” This FSP defers the requirement of SFAS 123R that a freestanding financial instrument originally subject to SFAS 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of SFAS 123R throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee.

In October 2005, the FASB issued FSP 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R.” This FSP provides guidance with regard to the determination of the “grant date” of a share-based payment instrument by expanding on the meaning of the parties reaching a “mutual understanding” of the terms and conditions of such award.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. This matter has to do with the ability (or lack thereof) of entities to quantify their “APIC pool” of excess tax benefits which may be available to absorb tax deficiencies recognized after the adoption of SFAS 123R.

In February 2006, the FASB issued FSP 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and other instruments that are issued as share-based payments that allow for cash settlement upon the occurrence of a contingent event. This guidance amends the requirement that any opportunity or circumstance permitting settlement of the instrument in cash would cause its classification to be as a liability on an entity’s balance sheet.

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

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 effective with its fiscal 2006 year which began on December 31, 2005 and does not anticipate any effect of this pronouncement on its statements of operations.

ED on Earnings Per Share—an Amendment to FAS 128

In December 2004, the FASB decided to defer the issuance of its final standard on earnings per share (EPS) entitled “Earnings per Share—an Amendment to FAS 128.” In September 2005, the FASB issued its further deliberations on this subject as an Exposure Draft (“ED”) of the same name. A final standard is expected to be adopted in 2006. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Additionally, the ED proposed further changes of a complex and technical nature in the application of FAS 128. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

FSP’s FAS 115-1 and 124-1

In November 2005, the FASB issued FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is temporary, and the measurement of an impairment loss. Further it includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary investments. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

FASB Statement No. 155: Accounting for Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Hybrid Financial Instruments, which is an amendment to FAS No. 133 regarding derivative instruments and hedging activities and FAS No. 140 regarding transfer and servicing of financial assets and the extinguishment of liabilities. Statement 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of FAS 133. Further, Statement 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding vs. those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of Statement 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the provisions of this Statement to determine the impact on our consolidated financial statements.

Subsequent Events

In January 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on February 17, 2006 to shareholders of record as of the close of business on February 8, 2006.

On January 25, 2006, we issued a press release which was filed with a Current Report on Form 8-K on that same date, announcing the promotion of Mr. Louis DiNardo, age 46, to the newly-created post of President & Chief Operating Officer. Mr. DiNardo joined Intersil upon its acquisition of Xicor, Inc. in 2004. At Xicor, Mr. DiNardo served as President & CEO.

On February 8, 2006, we issued a press release which was filed with a Current Report on Form 8-K on that same date, announcing an increase in the size of the Board of Directors from eight seats to nine seats and the election of Mr. Gregory Lang, age 42, to the new Board seat. Mr. Lang is President, CEO and a director of Integrated Device Technology, Inc.

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

At December 30, 2005, we had open foreign exchange contracts with a notional amount of approximately $10.9 million, which was to hedge forecasted foreign cash flow commitments up to six months. As hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net gains on foreign exchange contracts for 2005 were approximately $0.3 million. During 2005, we purchased and sold $66.4 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at December 30, 2005. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	December 31, 2004	December 30, 2005
Gain (loss) on foreign exchange contracts	$0.2	$0.3
Purchases and sales of foreign exchange contracts	$41.5	$66.4
Notional amount of open contracts at year end	$1.4	$10.9
Fair value of open contracts at year end	—	—

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 30, 2005 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments.

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

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited the accompanying consolidated balance sheets of Intersil Corporation as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intersil Corporation’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 28, 2006

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Intersil Corporation maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intersil Corporation maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements and schedule of Intersil Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 28, 2006

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 30, 2005
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$129,700	$137,697
Short-term investments	393,299	417,531
Trade receivables, less allowances ($7,522 at Dec. 31, 2004 and $5,950 at Dec. 30, 2005)	77,919	99,791
Inventories, net	96,450	86,604
Prepaid expenses and other current assets	14,649	11,893
Deferred income taxes	43,175	32,849

Total Current Assets	755,192	786,365

Non-current Assets
Property, plant and equipment, less accumulated depreciation ($124,738 at Dec. 31, 2004 and $137,080 at Dec. 30, 2005)	101,354	96,610
Goodwill and purchased intangibles, less accumulated amortization	1,478,762	1,462,960
Long-term investments	168,920	157,139
Deferred income taxes	68,860	65,862
Other	14,482	14,781

Total Non-current Assets	1,832,378	1,797,352

Total Assets	$2,587,570	$2,583,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$18,401	$27,122
Accrued current and retirement compensation	24,841	32,203
Deferred net revenue	11,347	10,961
Other accrued items	34,391	22,203
Non-income taxes payable	2,976	3,481
Income taxes payable	56,211	58,140

Total Current Liabilities	148,167	154,110

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized at Dec. 31, 2004 and Dec. 30, 2005, respectively; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 300 million shares authorized, 151,848,424 shares issued at Dec. 31, 2004; 600 million shares authorized, 141,051,346 shares issued at Dec. 30, 2005	1,518	1,411
Additional paid-in capital	2,553,855	2,312,663
Retained earnings	63,103	124,779
Unearned compensation	(22,900)	(9,455)
Accumulated other comprehensive income	1,494	209
Treasury shares, at cost; 8,078,670 shares at Dec. 31, 2004; none at Dec. 30, 2005	(157,667)	—

Total Shareholders’ Equity	2,439,403	2,429,607

Total Liabilities and Shareholders’ Equity	$2,587,570	$2,583,717

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
	(in thousands, except share and per share amounts)
Revenue
Product sales	$507,684	$535,775	$600,255
Costs, expenses and other income
Cost of product sales (a)	221,074	237,155	265,560
Research and development (b)	91,267	107,430	110,834
Selling, general and administrative (b)	88,274	90,697	99,788
Amortization of intangibles	6,298	7,397	9,597
Amortization of unearned compensation	10,895	10,834	14,109
In-process research and development	—	31,205	—
Impairment (gain) of long–lived assets	12,576	26,224	(618)
Restructurings	4,887	6,104	2,845
(Gain) on sale of certain operations	(1,428)	(901)	—
Other losses (gains)	—	3,439	(2,000)

Operating income	73,841	16,191	100,140
Interest income, net	8,958	13,227	18,966
Gain (loss) on investments	(3,443)	3,799	—

Income from continuing operations before income taxes	79,356	33,217	119,106
Income tax expense (benefit) from continuing operations	20,899	(7,136)	32,284

Income from continuing operations	58,457	40,353	86,822
Discontinued operations
Income (loss) from discontinued operations before income taxes (including gain from disposal of $61,411 during fiscal year 2003)	19,983	1,092	(1,071)
Income tax expense (benefit) from discontinued operations	32,603	764	(126)

Income (loss) from discontinued operations	(12,620)	328	(945)

Net income	$45,837	$40,681	$85,877

Basic income per share:
Income from continuing operations	$0.42	$0.29	$0.61
Income (loss) from discontinued operations	(0.09)	—	(0.01)

Net income	$0.33	$0.29	$0.60

Diluted income per share:
Income from continuing operations	$0.41	$0.28	$0.60
Income (loss) from discontinued operations	(0.09)	—	(0.01)

Net income	$0.32	$0.28	$0.59

Weighted average common shares outstanding (in millions):
Basic	137.3	140.9	142.2

Diluted	141.3	143.6	145.2

(a) Cost of product sales includes:
Amortization of unearned compensation	$1,085	$704	$1,074
(b) Amortization of unearned compensation is excluded from:
Research and development	$4,547	$4,942	$7,421
Selling, general and administrative	6,348	5,892	6,688

	$10,895	$10,834	$14,109

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
	($ in thousands and net of associated tax effects)
Net income	$45,837	$40,681	$85,877
Currency translation adjustments	1,286	705	938
Realization of unrealized gains on available-for-sale securities	(583)	(1,824)	—
Unrealized gain on available-for-sale securities	4,099	—	—

Comprehensive income	$50,639	$39,562	$86,815

See notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
	($ in thousands)
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$58,457	$40,353	$86,822
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	49,783	47,870	49,618
Provisions for inventory obsolescence	3,274	3,005	3,295
Other loss	—	3,439	—
Write-off of in-process research and development	—	31,205	—
Restructuring and impairments, net	30,463	32,328	2,227
Gain on sale of certain operations	(1,428)	(901)	—
Gain on sale of certain investments	(9,557)	(3,799)	—
(Gain) loss on sale of equipment	—	(725)	15
Deferred income taxes	(825)	2,622	12,400
Net income (loss) from discontinued operations	(12,620)	328	(945)
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(61,411)	(7,900)	—
Other adjustments	36,783	—	—
Changes in operating assets and liabilities:
Trade receivables	11,284	3,815	(21,872)
Inventories	(25,903)	(9,831)	6,550
Prepaid expenses and other current assets	2,849	(5,912)	1,646
Trade payables and accrued liabilities	(33,301)	(23,711)	1,996
Income taxes	69,044	(19,328)	12,399
Other	(1,675)	5,500	(1,116)
Net assets held for sale	(44,100)	—	—

Net cash provided by operating activities	71,117	98,358	153,035
INVESTING ACTIVITIES:
Proceeds from sale of auction rate securities	451,016	658,508	1,000,636
Purchases of auction rate securities	(743,241)	(411,319)	(1,143,301)
Proceeds from sale or maturity of short-term investments	80,001	56,175	211,563
Purchases of short-term investments	(224,505)	(80,592)	(93,130)
Proceeds from maturities or sales of long-term investments	126,661	156,652	49,745
Purchases of long-term investments	—	(147,979)	(37,964)
Proceeds (costs) from sale of Wireless Networking product group, net	237,513	(23,953)	(1,503)
Cash paid for acquired businesses	(3,116)	(1,987)	(12)
Purchase of Xicor, net of cash received	—	(235,980)	434
Purchase of BitBlitz Communications	—	(2,602)	(14)
Purchase of cost method investments	—	(3,042)	—
Purchase of property, plant and equipment for discontinued operations	(3,678)	—	—
Proceeds from sale of property, plant and equipment	—	6,422	5,626
Purchase of property, plant and equipment	(58,809)	(6,022)	(24,007)

Net cash used in investing activities	(138,158)	(35,719)	(31,927)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25,285	21,568	40,455
Dividends paid	(4,159)	(18,476)	(24,202)
Repurchase of treasury shares	(51,582)	(127,670)	(127,750)

Net cash used in financing activities	(30,456)	(124,578)	(111,497)
Effect of exchange rates on cash and cash equivalents	1,203	1,182	(1,614)

Net increase (decrease) in cash and cash equivalents	(96,294)	(60,757)	7,997
Cash and cash equivalents at the beginning of the period	286,751	190,457	129,700

Cash and cash equivalents at the end of the period	$190,457	$129,700	$137,697

SUPPLEMENTAL DISCLOSURES—NON-CASH ACTIVITIES:
Additional paid-in-capital from tax benefit on exercise on non-qualified stock options	$4,890	$7,631	$12,155

Conversion of note receivable to other long-term investments	—	$1,000	—

Stock issued in acquisition of Xicor, Inc.	—	$221,454	—

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Class A	Class B
	($ in thousands)
Balance at January 3, 2003	1,290	78	2,228,925	(780)	(20,104)	(3,116)	(3,622)	2,202,671
Net income	—	—	—	45,837	—	—	—	45,837
Dividends paid	—	—	—	(4,159)	—	—	—	(4,159)
Shares issued under stock option plan, net of taxes	23	—	25,154	—	—	—	—	25,177
Shares issued under employee stock purchase plan	5	—	4,994	—	—	—	—	4,999
Sterling Holding Co., LLC share Exchange	78	(78)	—	—	—	—	—	—
Issuance of deferred stock units	—	—	2,145	—	(2,145)	—	—	—
Amortization of unearned compensation	—	—	—	—	12,264	—	—	12,264
Forfeiture of unvested Elantec options	—	—	(1,029)	—	1,029	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	4,099	—	4,099
Realized gain on available-for-sale securities	—	—	—	—	—	(583)	—	(583)
Foreign currency translation	—	—	—	—	—	1,978	—	1,978
Proceeds from warrant exercises	11	—	(11)	—	—	—	—	—
Acceleration of option vesting period	—	—	11,417	—	—	—	—	11,417
Shares retired	(14)	—	(25,193)	—	—	—	25,207	—
Shares repurchased	—	—	—	—	—	—	(51,583)	(51,583)

Balance at January 2, 2004	$1,393	$—	$2,246,402	$40,898	$(8,956)	$2,378	$(29,998)	$2,252,117
Net income	—	—	—	40,681	—	—	—	40,681
Dividends paid	—	—	—	(18,476)	—	—	—	(18,476)
Shares issued under stock option plan, net of taxes	21	—	14,912	—	—	—	—	14,933
Shares issued under employee stock purchase plan	3	—	4,527	—	—	—	—	4,530
Shares issued in acquisition of Xicor	101	—	284,791	—	(22,265)	—	—	262,627
Issuance of deferred stock units	—	—	3,425	—	(3,425)	—	—	—
Amortization of unearned compensation	—	—	—	—	11,538	—	—	11,538
Forfeiture of unvested Elantec options	—	—	(208)	—	208	—	—	—
Realized (loss) on available-for-sale securities	—	—	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	—	—	940	—	940
Proceeds from warrant exercises	—	—	6	—	—	—	—	6
Shares repurchased	—	—	—	—	—	—	(127,669)	(127,669)

Balance at December 31, 2004	$1,518	$—	$2,553,855	$63,103	$(22,900)	$1,494	$(157,667)	$2,439,403
Net income	—	—	—	85,877	—	—	—	85,877
Dividends paid	—	—	—	(24,201)	—	—	—	(24,201)
Shares issued under stock option plan, net of taxes	34	—	37,989	—	—	—	—	38,023
Shares issued under employee stock purchase plan	4	—	4,355	—	—	—	—	4,359
Issuance of deferred stock units	—	—	1,736	—	(1,736)	—	—	—
Amortization of unearned compensation	—	—	—	—	15,181	—	—	15,181
Foreign currency translation	—	—	—	—	—	(1,285)	—	(1,285)
Shares repurchased	—	—	—	—	—	—	(115,315)	(115,315)
Shares retired	(140)	—	(272,843)	—	—	—	272,982	—
Shares repurchased and simultaneously retired	(5)	—	(12,430)	—	—	—	—	(12,435)

Balance at December 30, 2005	$1,411	$—	$2,312,663	$124,779	$(9,455)	$209	$—	$2,429,607

See Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

1.1) Organization: Markets and Products

Intersil Corporation (“Intersil” or the “Company”) is a global designer and manufacturer of high performance analog integrated circuits. Our portfolio addresses some of the fastest growing applications within four end markets: high-end consumer, industrial, communications and computing.

High-end consumer products: optical storage, display and handheld products. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, smart phones and digital still cameras. High-end consumer products accounted for 27% and 21% of the Company’s sales in fiscal years 2005 and 2004, respectively.

Industrial products: operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. Industrial products represented 26% and 27% of the Company’s sales in fiscal years 2005 and 2004, respectively.

Communications products: line drivers, broadband and hot plug power management products and high-speed converters targeted to applications in markets such as DSL, home gateway, space and VOIP. Communications accounted for 23% and 27% of the Company’s sales in fiscal years 2005 and 2004, respectively.

Computing products: desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 24% and 25% of the Company’s sales in fiscal years 2005 and 2004, respectively.

1.2) Basis of Presentation

The transactions discussed below significantly affect the comparability of the results of operations between the fiscal periods presented within the Consolidated Financial Statements.

On August 28, 2003, the Company sold its Wireless Networking product group to Globespan. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected as discontinued operations in all years presented.

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

The Company utilizes a 52/53 week fiscal year. All fiscal years presented herein contain 52 weeks.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.3) Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

2.1) Cash Equivalents—Cash equivalents consist primarily of highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of three months or less.

2.2) General Investment Information—The Company continually monitors its positions with, and the credit quality of, the governmental and financial institutions that are the issuers (Issuers) of its investments, and does not anticipate nonperformance by the Issuers. The Company would not realize a material loss as of December 30, 2005 in the event of nonperformance by any one Issuer. The Company enters into transactions only with Issuers that have a long-term debt rating of no less than AA by Standard & Poor’s or AA by Moody’s. For short-term debt (a maturity date less that 365 days), the Issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one Issuer. At December 30, 2005, the Company did not require and was not required to collateralize any of its financial instrument obligations.

2.2.1) Available for Sale (“AFS”) Investments—Investments designated as AFS include marketable debt and equity securities. Investments that are designated as AFS are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

AFS debt investments consisted exclusively of auction rates securities with a final maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristic of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table below shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

During fiscal year 2004, Intersil sold all of its holdings in a former related party. As a result of this sale, the Company reversed $2.8 million ($1.8 million net of tax) of previously unrealized gains from the accumulated other comprehensive income line item within shareholders’ equity on the Condensed Consolidated Balance Sheets.

2.2.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements until realized or until a decline is deemed to be other-than-temporary. Management deems its unrealized losses to be temporary as there are short periods until the related investments mature, the issuers are deemed highly creditworthy and the Company has ability and intent to hold the investments until maturity at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term investments” within the non-current section.

The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

December 31, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt (HTM)	$176.5	< 1
State & municipality issued debt (HTM)	11.2	< 1
Corporate issued debt (HTM)	4.1	< 1
Auction rate securities (AFS)	201.5	> 10

Total	$393.3

December 30, 2005

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt (HTM)	$20.0	< 1
State & municipality issued debt (HTM)	53.4	< 1
Auction rate securities (AFS)	344.1	> 10

Total	$417.5

The fair market value of these securities as of December 31, 2004 was $392.0 million, which was an unrecognized loss of $1.3 million. The fair market value of these securities as of December 30, 2005 was $417.3 million, which was an unrecognized loss of $0.3 million. None of the unrecognized losses relate to auction rate securities.

The Company’s portfolio of long-term investments included the following as of the dates set forth below:

December 31, 2004

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt (HTM)	$168.9	1-3

December 31, 2005

Type of Security	Amortized Cost ($ in millions)	Maturity Range (in years)
US Treasury and government debt (HTM)	$129.2	1-2
State & municipality issued debt (HTM)	27.9	1-2

Total	$157.1

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair market value of these securities as of December 31, 2004 was $167.2 million, which was an unrealized loss of $1.7 million. Of this $1.7 million at December 31, 2004, $0.2 million represents unrealized loss that has existed for more than one year. The fair market value of these securities as of December 30, 2005 was $154.2 million, which was an unrealized loss of $2.9 million. Of this $2.9 million at December 30, 2005, $2.8 million represents an unrealized loss that has existed for more than one year. These unrealized losses are a result of generally rising interest rates during the periods presented.

2.2.3) Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no net impact on earnings. The Company’s portfolios of trading investments included the following securities as of the dates set forth below:

December 31, 2004

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains
Mutual fund holdings to offset deferred compensation liabilities	$5.4	$0.4

December 30, 2005

Type of Security	Fair Value ($ in millions)	Net Unrealized Gains
Mutual fund holdings to offset deferred compensation liabilities	$7.4	$0.4

2.2.4) Cost Method Investments—All investments that are not accounted for as HTM, AFS or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “Other” line item in the non-current section of the Condensed Consolidated Balance Sheets.

In 2004, the Company made investments in two such cost method investees consisting of $3.1 million in cash investment and the conversion of a $1 million note receivable for a total cost and carrying value of $4.1 million. The Company and one of these investees share a common board member. Each investment was reviewed for impairment indicators during the quarter ended December 30, 2005 and no adjustment was required to the carrying values.

2.2.5) Other Financial Instruments and Derivatives

Letters of Credit: The Company issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. The Company had outstanding letters of credit

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $4.2 million and $3.4 million at December 31, 2004 and December 30, 2005, respectively. Certain cash equivalents with a carrying value of $4.7 million are pledged to secure such letters of credit.

Derivatives: The Company’s primary objective for holding derivative financial instruments is to manage currency risks. The Company’s derivative instruments are recorded at fair value and are included in other current assets. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in cost of product sales. Premiums paid for option contracts that are not exercised are written off at the time of expiration. Gains and losses on foreign exchange contracts are included within cost of product sales within the consolidated statements of operations.

Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were $0.0 million, ($0.2) million and $0.3 million for fiscal years 2003, 2004 and 2005, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts had fair values of $1.4 million and $10.9 million at December 31, 2004 and December 30, 2005, respectively.

All such contracts are used to hedge anticipated foreign cash flow commitments. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $89.4 million, $41.5 million and $66.4 million during fiscal years 2003, 2004 and 2005, respectively. Management believes its cash flow hedges have been effective.

Total open foreign exchange contracts at December 31, 2004 and December 30, 2005 are described in the tables below (all are options to sell foreign currencies):

December 31, 2004

	Contract Amount
Currency	Foreign Currency	U.S.	Maturities (in months)
	(in millions)
Japanese Yen	150.0	$1.4	1

December 30, 2005

	Contract Amount
Currency	Foreign Currency	U.S.	Maturity (in months)
	(in millions)
Japanese Yen	375.0	$3.2	1-5
Euros	6.5	$7.7	1-5

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.3) Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. The Company maintains a reserve of approximately 0.1% of gross trade receivables (0.2% at December 31, 2004) in addition to specific reserves for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and information from the field. Estimated losses from collection items are provided for currently. Items that are deemed uncollectible are written off against the allowance for collection losses, the provision for which is made through sales. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Intersil has not charged interest on overdue receivables during the time periods presented.

2.4) Inventories—Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (“FIFO”) method, or market. All inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Shipping and handling costs are classified as a component of cost of product sales in the consolidated statements of operations.

2.5) Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The estimated useful lives of buildings, which include leasehold improvements, range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation is computed by the straight-line method using the estimated useful life of the asset. Depreciation expense from continuing operations was $31.5 million, $28.9 million and $24.9 million for fiscal years 2003, 2004 and 2005, respectively. The Company expenses all repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity.

2.6) Revenue Recognition—Revenue is recognized from sales to all customers (except North American distributors and certain immaterial royalty arrangements) when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. When taking orders for products from our customers, they typically provide us with a customer request date (“CRD”) which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products. It is our intent that such deliveries be made not more than ten days in advance of CRD. Shipments to domestic distributors are made under agreements which provide for certain pricing credits and limited product return privileges. Given the uncertainties associated with the levels of returns and credits that may be issued to these distributors, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as “Deferred net revenue” until such time as the distributor confirms a final sale to its end customer. The following table summarizes deferred net revenue:

Deferred net revenue: North American distributor and certain royalties	December 31, 2004 ($ in millions)	December 30, 2005 ($ in millions)
Deferred revenues	$14.3	$13.6
Deferred cost of revenues	3.0	2.6

Deferred net revenue	$11.3	$11.0

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges and pricing credits. Revenue on these sales is recognized upon shipment, at which time title

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

passes. The Company estimates international distributor returns and pricing credits based on historical data and current business expectations and defers a portion of international distributor sales and profits based on these estimated returns. The international distributor reserves are made up of two components that are reasonably estimable:

International price protection reserve—protects the distributors’ gross margins in the event of falling prices. This reserve is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels.

International stock rotation reserve—protects distributors for certain unsold inventories of our products which they hold. This reserve is based on the percentage of sales made to certain international distributors.

Sales are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Such amounts are classified in “Allowances to trade receivables” on the face of the accompanying balance sheets. Accommodation returns are those we are not contractually obligated to accept for credit. We believe that we can make reasonable and reliable estimates of future returns and price protections, other than those aforementioned for the domestic distributors, because these sales reductions are relatively small and predictable.

For fiscal year 2005, gross revenues were approximately $622 million and various returns, allowances and deferrals as noted above were approximately $22 million. For fiscal year 2004, gross revenues were approximately $564 million and various returns, allowances and deferrals as noted above were approximately $28 million. For fiscal year 2003, gross revenues were approximately $528 million and various returns, allowances and deferrals as noted above were approximately $20 million.

2.7) Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

2.8) Loss Contingencies—Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigation, we include an estimate of legal costs to defend.

2.9) Retirement benefits—Retirement benefits are provided to substantially all employees primarily through a defined contribution plan to which both the Company and its employees contribute (a 401(k) Plan under Internal Revenue Code Section 401(k)). Contributions by Intersil are based on a dollar-for-dollar match of employees’ contributions up to a certain predetermined percentage. Employees fully vest in the Company’s matching contributions upon the completion of five years of service.

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability (“retiree benefit plan”). Intersil accrues the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $1.9 million, $1.0 million and $1.2 million during fiscal years 2003, 2004 and 2005, respectively. The accrued liability related to the unfunded limited healthcare plan was $1.0 million and $0.5 million at December 31, 2004 and December 30, 2005, respectively. During fiscal year 2003, the Company approved a change to the retiree benefit plan whereby benefits will be terminated by 2008.

Retirement plans expense from continuing operations was $6.0 million, $5.5 million and $5.2 million for fiscal years 2003, 2004 and 2005, respectively.

2.10) Stock-Based Compensation—The Company accounts for its stock based award plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price (the “intrinsic value” method). For stock options, no such compensation expense has been recorded to date. Had compensation cost for the Company’s stock options been determined consistent with SFAS 123, “Accounting for Stock-Based Compensation,” the Company would have reported a net income (loss) of $(22.4) million, $(0.2) million and $34.6 million for fiscal years 2003, 2004 and 2005, respectively.

The following table reconciles net income (loss) as previously reported to the net income (loss) that would have been reported had compensation cost for the Company’s stock option plan been determined consistent with SFAS 123:

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
	($ in millions, except per share information)
Net income, as reported	$45.8	$40.7	$85.9
Add: Stock-based employee compensation included in reported net income, net of tax	14.7	7.1	9.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards (1), net of tax	(82.9)	(48.0)	(60.7)

Net income (loss), pro forma	$(22.4)	$(0.2)	$34.6

Basic income (loss) per share:
As reported	$0.33	$0.28	$0.60

Pro forma	$(0.16)	$—	$0.24

Diluted income (loss) per share:
As reported	$0.32	$0.28	$0.59

Pro forma	$(0.16)	$—	$0.24

(1)	In the fourth quarter of fiscal 2005, the Company accelerated certain options resulting in $17.5 million of expense, net of tax, which is a component part of the $60.7 million of net stock-based employee compensation for fiscal 2005. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R, “Share Based Payment” in January 2006. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in the Company’s 2006 fiscal year absent the acceleration.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended January 2, 2004	Year Ended December 31, 2004
	($ in millions, except per share information)
Net loss, proforma, as previously reported	$(13.4)	$(5.4)
Tax effect of stock-based employee compensation included in reported net loss	(9.0)	(4.4)
Incremental tax effect on fair value based compensation expense for all awards	—	(1.2)

Net loss, pro forma, as restated	$(22.4)	$(0.2)

Proforma diluted net loss per share, as previously reported	$(0.10)	$(0.04)

Proforma diluted net loss per share, as restated	$(0.16)	$—

The Company estimated the fair value of each option as of the date of grant using the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and the Lattice model for the last quarter of fiscal year 2004 and forward. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and better predicts future volatility of the underlying stock price. If the Company would have used the Black-Scholes pricing model for the full fiscal year 2004, the Company would have reported additional proforma expense of approximately $0.7 million or $0.01 per share for the year ended December 31, 2004. The Black-Scholes pricing model uses the following assumptions for the periods in which it was utilized:

	Year Ended January 2, 2004	Three Quarters Ended October 1, 2004
Range of expected volatilities	71%-78%	67%-71%
Range of dividend yields	0.5%	0.5%-0.6%
Range of risk-free interest rates	2.8%-4.0%	2.9%-4.2%
Range of expected lives, in years	7.0	6.0–7.0

The Lattice model uses the following assumptions for the periods in which it was utilized:

	Quarter Ended December 31, 2004	Year Ended December 31, 2005
Range of expected volatilities	41%-43%	33%-43%
Range of dividend yields	1.15%	0.7%-1.0%
Range of risk-free interest rates	3.3%-3.4%	3.5%-4.5%
Range of expected lives, in years	5.4–6.4	2.2–5.8

In addition to the change in volatility from the use of the Lattice model, the Company changed the contractual expiration period for most of its newly issued options in April 2004. Contractual life was generally reduced from 10 years to 7 years for new options, thus impacting the options’ ranges of expected life as depicted in the table above.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.11) Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets.

2.12) Asset Impairment—Intersil accounts for long-lived asset impairments under SFAS 144. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. Prior to SFAS 144’s adoption on December 29, 2001, Intersil accounted for impairments under SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

2.13) Intangibles—In 2005 the Company conducted its annual impairment review and determined that no impairment of its intangibles is required in the year ended December 30, 2005.

Background: In June 2001 the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which the Company adopted on December 29, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives and evaluated for impairment under SFAS 144 when indicators are present.

As required by SFAS 142, the Company ceased amortizing goodwill and other indefinite lived intangible assets beginning December 29, 2001. Pursuant to SFAS 142, the Company completed an initial impairment review of its goodwill and intangible assets deemed to have indefinite lives at the end of 2001 and found no impairment. Beginning in 2002, the Company has performed an annual impairment review during the fourth quarter of each year (or more frequently if the Company believes indicators of impairment exist).

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit at the end of 2005. The Company has one segment with two reporting units. The Company’s reporting units for the 2005 impairment review were the Analog Systems Processing and the Power Management product groups, each managed by a general manager.

•	Step one is identification of potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any.

•	Step two is measurement of the amount of impairment loss. This involves comparison of the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.14) Foreign Currency Translation—The functional currency for Intersil’s international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Aggregate cumulative translation gains were $0.6 million, $1.5 million and $2.8 million at January 2, 2004, December 31, 2004 and December 30, 2005, respectively.

2.15) Income (Loss) Per Share—Income (loss) per share is computed and presented in accordance with SFAS 128, “Earnings per Share” and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

2.16) Use of Estimates—The statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.17) Restructuring—Effective January 1, 2003, the Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. Also, in accordance with the provisions of SFAS 112, the Company records restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered.

2.18) Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense from continuing operations was $6.6 million, $6.0 million and $5.3 million for fiscal years 2003, 2004 and 2005, respectively. There are no prepaid advertising costs in any period presented.

NOTE 3—INVENTORIES

Inventories are summarized below ($ in thousands):

	December 31, 2004	December 30, 2005
Finished products	$25,966	$22,977
Work in process	67,182	61,011
Raw materials and supplies	3,302	2,616

Total inventories, net	$96,450	$86,604

At December 31, 2004 and December 30, 2005, Intersil was committed to purchase $9.9 million and $16.0 million, respectively, of inventory from suppliers.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below ($ in thousands):

	December 31, 2004	December 30, 2005
Land	$2,024	$2,024
Buildings	50,161	53,556
Machinery and equipment	173,907	178,110

Total property, plant and equipment	226,092	233,690
Less allowances for depreciation	(124,738)	(137,080)

Total property, plant and equipment, net of accumulated depreciation	$101,354	$96,610

NOTE 5—INTANGIBLE ASSETS

Intangible assets are summarized below ($ in thousands):

	December 31, 2004	December 30, 2005
Indefinite Lived Intangible Assets:
Goodwill	$1,433,183	$1,426,979
Less accumulated amortization	(3,349)	(3,349)
Definite Lived Intangible Assets:
Developed Technology	58,991	58,991
Less accumulated amortization	(10,178)	(19,661)
Xicor Customer Backlog	750	750
Less accumulated amortization	(635)	(750)

Total Intangible Assets	$1,478,762	$1,462,960

Definite lived intangible assets are amortized over their useful lives, which are 4 to 11 years for developed technology. Amortization expense on intangible assets from continuing operations was $6.3 million, $7.4 million and $9.6 million for fiscal years 2003, 2004 and 2005, respectively. Expected amortization expense by year to the end of the current amortization schedule is the following: 2006—$9.5 million, 2007—$9.5 million, 2008—$9.3 million, 2009—$7.3 million, 2010—$3.3 million and 2011—$0.5 million.

The following table summarizes changes in Intersil’s net goodwill balances ($ in thousands):

	Year Ended
	December 31, 2004	December 30, 2005
Goodwill balance at beginning of period	$1,059,121	$1,429,834
Goodwill adjustment resulting from purchase of Elantec Inc.	(4,660)	(376)
Goodwill resulting from purchase of Xicor Inc.	374,165	—
Goodwill adjustment resulting from purchase of Xicor	—	(5,844)
Goodwill resulting from purchase of BitBlitz Communications Inc.	1,208	—
Goodwill adjustment resulting from purchase of BitBlitz	—	14

Goodwill balance at end of period	$1,429,834	$1,423,628

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The decrease to the Elantec-related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition of Elantec in both years and in 2004 included a decrease of $1.1 million due to the reversal of unused exit cost reserves relating to the acquisition. The decrease to the Xicor-related goodwill in 2005 results from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition (decrease of $10.6 million), final adjustments to transaction and litigation costs (increase of $1.5 million) and final tax return adjustments (increase of $3.3 million).

NOTE 6—INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share ($ in thousands, except per share amounts):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Numerator:
Net income	$45,837	$40,681	$85,877

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	137,291	140,860	142,208
Effect of dilutive securities stock options	3,140	2,484	2,731
Deferred stock units	59	240	200
Warrants	777	16	79

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	141,267	143,600	145,219

Basic income per share	$0.33	$0.29	$0.60

Diluted income per share	$0.32	$0.28	$0.59

The weighted average diluted common shares outstanding for fiscal 2005, 2004, and 2003 excludes the dilutive effect of approximately 10.9 million, 12.6 million and 9.4 million options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal year.

NOTE 7—GAIN (LOSS) FROM INVESTMENTS

The tables below details our gain (loss) from investments for all periods presented ($ in millions):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Gain from sale of former related party available-for-sale securities (see Note 2.2.1)	$1.8	$3.8	$—
Gain from sale of a cost method investment	0.6	—	—
Gain from sale of Globespan available-for-sale securities (see below)	7.2	—	—
Loss from write down of cost method investment (see below)	(13.0)	—	—

Total gain (loss) from investments	$(3.4)	$3.8	$—

During fiscal year 2003, the Company recognized a $7.2 million gain ($4.7 million net of tax) from the sale of GlobespanVirata, Inc. (“Globespan”) common stock. The Globespan common stock sold represented a portion of the consideration paid by Globespan to the Company for its Wireless Networking product group (“Wireless”) (see Note 19).

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2003, the Company recorded a write down of $13.0 million related to an investment, which is accounted for under the cost method of accounting as the Company holds less than 20% ownership and can not exercise significant influence over the investee. The impairment reflects the excess of the investment’s carrying value over the estimated undiscounted cash flows resulting from the eventual disposal of the securities. The primary reason for the impairment was a corporate reorganization, which included a headcount reduction that affected personnel who were key contributors to the investment’s future. Furthermore, a change in market focus ensued that we believed would eliminate a large portion of the investment’s projected market opportunity.

During fiscal year 2004, the Company sold all of its holdings in a former related party for a realized gain of $3.8 million ($2.4 million net of tax). Proceeds from the sale were $8.7 million.

NOTE 8—XICOR ACQUISITION

8.1) Summary—On July 29, 2004, Intersil acquired 100% of Xicor, Inc. for securities and cash. Xicor designed and produced primarily power management semiconductor products. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Consolidated Financial Statements since the acquisition date.

8.2) Consideration and allocation of purchase price—The total purchase price for accounting purposes was $499 million. The consideration to acquire Xicor consisted of cash, common stock, warrants and options to purchase common stock as follows ($ in millions):

Cash paid to Xicor shareholders	$232
Intersil Class A common stock issued	221
Fair value of stock options and stock warrants issued	63
Transaction costs incurred	5
Unearned stock-based compensation	(22)

Total purchase price	$499

The purchase price allocation for Xicor is as summarized as follows ($ in millions):

Tangible assets, net	$13
Tax assets	58
Acquired in-process research and development	31
Identified intangibles	23
Goodwill	374

Total purchase price	$499

The acquired in-process research and development was expensed at the time of acquisition

NOTE 9—RESTRUCTURINGS

This note serves to outline each of the Company’s material or current restructuring plans as authorized by the Board of Directors. Each plan is discussed individually, and the relevant financial implications are summarized in the tables following each discussion. In the table below, amounts identified as “additions” represent accruals recorded via the income statement, while amounts identified as “utilizations” represent cash expenditures reducing such accruals. Restructuring expense in shown in the line item “Restructurings” in the Consolidated Statements of Operations.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 2004

In July 2004, the Company announced a restructuring plan to streamline its manufacturing and support functions. The restructuring plan included the termination of employment of approximately 12% of the workforce. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $6.1 million during the quarter ended October 1, 2004 for the severance benefits it was obligated to pay in accordance with the provisions of SFAS 112, “Employers’ Accounting for Postemployment Benefits.” In connection with the restructuring, approximately 200 employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. As of December 31, 2005, all of the affected positions had been terminated.

March 2005

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005 for the severance benefits it was obligated to pay in accordance with the provisions of SFAS 112. In connection with the restructuring, the employees were notified that their employment would be terminated and were apprised of the specifics of their severance benefits. The affected positions included manufacturing, research and development, and selling, general and administrative employees. As of December 31, 2005, all of the affected positions had been terminated.

	Restructurings
	July 2004	March 2005
	($ in millions)
Balance, January 2, 2004	$—	$—
Additions	6.1	—
Utilizations	(4.1)	—

Balance, December 31, 2004	2.0	—
Additions	—	2.8
Utilizations	(1.8)	(2.8)

Balance, December 30, 2005	$0.2	$—

NOTE 10—IMPAIRMENT OF LONG-LIVED ASSETS

The Company recorded an impairment of long-lived assets of approximately $13 million ($8 million net of tax) during fiscal 2003. This primarily consisted of an $11 million ($6 million net of tax) write down of certain definite-lived intangible assets, which were tested for impairment following the sale of the Wireless Networking product group. Specifically, the Company impaired a portion of its customer base and developed technology balances that resulted from the purchase of the net assets of Harris Corporation’s semiconductor business. The impairments were measured as the excess of the assets’ carrying value over the assets fair value as determined by the present value of cash flows arising from the assets in accordance with SFAS 144. Prior to this impairment these assets had a combined carrying value of approximately $33 million. Also included in the aforementioned

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13 million impairment was a $2.0 million impairment ($1 million net of tax) related to the write-off of a prepaid technology royalty for which the technology was deemed unusable. The write-off reduced the value of the prepaid royalty to zero. This treatment is in accordance with SFAS 144.

In fiscal 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded an impairment of approximately $27 million ($17 million net of tax) on certain production equipment and other assets. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. In fiscal 2004 and 2005, the Company reversed $0.8 million and $0.6 million of the impairment on this equipment, respectively, as the actual selling price of certain assets exceeded the impaired value.

All impairments described above relate to continuing operations and are contained within the caption “Impairment (gain) of long-lived assets” on the face of the Consolidated Statements of Operations.

NOTE 11—OTHER LOSSES (GAINS)

During fiscal 2004, Hurricanes Frances and Jeanne damaged the Company’s Palm Bay, Florida facilities. The Company began repairs to the facilities during September 2004 and the majority of the work was completed by the end of fiscal year 2004. The Company recorded $2.7 million in losses related to the reconstruction costs incurred and those contracted for in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other loss” line item on the Condensed Consolidated Statements of Operations is recognition of a loss on a licensing agreement. During fiscal 2005, the Company received a $2 million insurance claim payment relating to damages caused by the aforementioned hurricanes.

NOTE 12—SEGMENT INFORMATION

The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Further, we utilize one reportable segment in accordance with the aggregation provision of SFAS 131.

NOTE 13—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $7.8 million, $6.9 million and $7.1 million for fiscal 2003, 2004 and 2005, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $16.7 million at December 30, 2005.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements as of December 30, 2005 ($ in millions):

	2006	2007	2008	2009	2010	Thereafter
Future minimum lease commitments	$4.2	$3.3	$2.8	$2.7	$2.4	$1.3
Open capital asset purchase commitments	7.1	—	—	—	—	—
Open raw material purchase commitments	16.0	—	—	—	—	—
Standby letters of credit	3.4	—	—	—	—	—

	$30.7	$3.3	$2.8	$2.7	$2.4	$1.3

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14—COMMON STOCK AND DIVIDENDS

14.1) Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated the Company’s authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and 2 million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued.

On July 29, 2004, in connection with the acquisition of Xicor, Intersil reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for the warrants outstanding to purchase 922,461 shares of Xicor common stock. Under terms of the acquisition agreement each warrant holder is entitled to receive $8.00 and 0.335 shares of Intersil Class A common stock in exchange for each outstanding Xicor stock warrant with an exercise price of $12.24 per share. As of December 30, 2005, all 547,887 shares of Intersil Class A Common Stock remained to be issued pursuant to these warrants.

During 2005, the Company retired its treasury stock and adopted the policy of immediately retiring shares of its Class A common stock that it repurchases under plans approved by the Company’s Board of Directors (see Note 15).

The table below summarizes the Class A common stock issuance and retirement activity for all periods presented:

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
	(shares in thousands)
Beginning Balance	129,140	139,331	151,849
Shares issued under stock plans	2,727	2,399	3,657
Conversion from formerly authorized Class B shares	7,787	—	—
Purchase of Xicor	—	10,110	—
Treasury shares retired	(1,373)	—	(12,972)
Repurchase and retirement of shares	—	—	(1,483)
Exercised warrants	1,050	9	—

Ending Balance	139,331	151,849	141,051

14.2) Dividends—In September 2003, the Board of Directors declared the Company’s first dividend, of $0.03 per share, which was paid in November 2003. Subsequent to that time the Company has paid a regular quarterly dividend, which was increased to $0.04 per share in the fourth quarter of 2004 and to $0.05 per share in the fourth quarter of 2005. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

Dividends paid were $4.2 million, $18.5 million and $24.2 million in fiscal 2003, 2004 and 2005, respectively.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—TREASURY SHARES; SHARE REPURCHASES

Since 2001, the Company has been repurchasing its own Class A common shares on the open market acting under plans authorized by the Board of Directors. The primary purpose of the share repurchases has been to return cash generated by the business to shareholders. A secondary objective has been to offset the dilution from employee stock option exercises.

The following table presents a summary of the stock repurchase programs that have been authorized by the Board of Directors since this strategy has been adopted:

Plan Approval	Plan Term	Approved Amount	Repurchased Amount
March 2001	21 months	$50 million	$50 million
September 2003	1 year	$100 million	$100 million
September 2004	1 year	$150 million	$150 million
November 2005	1 year	$150 million	$37.5 million by December 30, 2005
Total: $337.5 million by December 30, 2005

The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. In 2005, concurrent with the November program authorization by the Board, the Company retired all treasury shares then held and plans to immediately retire shares repurchased in the future. No treasury shares had ever been reissued.

The following tables summarize stock repurchase activity during fiscal year 2004 and 2005 (at cost and in millions, except share amounts):

	Cost of shares	Number of Treasury shares
Treasury shares as of January 2, 2004	$30.0	1,157,100
Treasury shares repurchased	127.7	6,921,570
Treasury shares retired	—	—

Treasury shares as of December 31, 2004	$157.7	8,078,670
Treasury shares repurchased	90.2	4,893,263
Treasury shares retired	(247.9)	(12,971,933)

Treasury shares as of December 30, 2005	$—	—

Shares repurchased and simultaneously retired:
	Fiscal 2005
Cost	$37.5
Number of shares	1,482,488

NOTE 16—DEFERRED STOCK UNITS AND UNEARNED COMPENSATION

The Board of Directors has established minimum common stock ownership requirements for the CEO and other key executives. The ownership requirement established for the Chief Executive Officer is four times his base salary. For other key executives, the ownership requirement is two times their base salary. The CEO and other key executives have a five-year period over which to achieve the targeted ownership requirement. In order to achieve this level of ownership, the Company continued to issue deferred stock units (“DSU’s”) in 2005 to the affected individuals. The issuance of DSU’s is in conjunction with a decrease in the issuance of stock options.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of DSU’s and their weighted-average fair values at the time of issuance is summarized below:

Fiscal year	DSU’s issued	Weighted-average fair value
2003	132,600	$16.17
2004	165,200	$21.74
2005	101,000	$17.19

The DSU’s entitle the executives to receive one share of Intersil Class A common stock for each DSU issued, provided the executives are employed at Intersil or continuing their Board service on the third anniversary of the grant date. DSU’s receive dividends declared and paid.

According to the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation,” the issuance of DSU’s requires compensation expense to be measured upon issuance and recognized evenly over the three-year vesting period. Accordingly, the Company recorded $1.7 million in unearned compensation within the shareholders’ equity section of the Condensed Consolidated Balance Sheet during fiscal 2005. The unearned compensation was calculated by multiplying the closing share price on the day of issuance by the number of DSU’s issued. Upon acceleration of vesting of DSU’s the remainder of the unamortized fair value is charged to current operations. Upon the cancellation of DSU’s, the remainder of the unamortized fair value is reversed from the unearned compensation account. Unearned compensation is recorded within the shareholders’ equity portion of the Consolidated Balance Sheets. As of December 30, 2005, the Company’s unearned compensation balance was the result of issuances of the aforementioned deferred stock units as well the issuance of unvested stock options as part of purchase-method acquisitions.

Recognized amortization of unearned compensation from continuing operations and expected amortization from currently issued grants is presented in the following table:

	DSU Amortization
	Fiscal Year	$ in millions
Recognized amortization	2003	$12.0
	2004	$11.5
	2005	$15.2
Expected amortization	2006	$7.8
	2007	$1.3
	2008	$0.2

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—INCOME TAXES

17.1) Income tax expense (benefit)—The provision (benefit) for income taxes from continuing operations is summarized below ($ in thousands):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Current taxes:
Federal	$16,900	$1,535	$12,794
State	2,903	(2,327)	4,346
Foreign	1,562	3,176	4,902

	21,365	2,384	22,042
Deferred taxes:
Federal	(449)	(11,518)	11,032
State	(17)	1,998	(790)

	(466)	(9,520)	10,242

Income tax expense (benefit)	$20,899	$(7,136)	$32,284

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the Company realized tax benefits of approximately $4.9 million, $7.6 million and $12.2 million during fiscal years 2003, 2004 and 2005, respectively.

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Income tax expense (benefit) from continuing operations	$20,899	$(7,136)	$32,284
Income tax expense (benefit) from discontinued operations	32,603	764	(126)

Total income tax expense (benefit)	$53,502	$(6,372)	$32,158

17.2) Deferred income taxes—The components of deferred income tax assets (liabilities) are as follows ($ in thousands):

	December 31, 2004		December 30, 2005
	Current	Non- Current	Current	Non- Current
Receivables	$339	$—	$62	$—
Inventory	28,535	—	18,539	—
Fixed assets	—	427	—	2,778
Accrued expenses	14,301	54	14,248	—
Net operating loss carryforward	—	42,557	—	27,749
Capitalized research and development	—	10,612	—	8,376
Tax credits	—	25,354	—	26,113
All other, net	—	9,422	—	12,347

Deferred tax assets	43,175	88,426	32,849	77,363
Deferred tax liabilities: Intangibles	—	(19,566)	—	(11,501)

Net deferred tax assets	$43,175	$68,860	$32,849	$65,862

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of our deferred income tax assets related to discontinued operations.

17.3) Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	3.6	(0.9)	1.7
International income	(9.5)	(17.6)	(11.6)
Benefit related to export sales for tax purposes	(2.4)	(6.6)	(1.3)
Research credits	(5.2)	(15.0)	(4.9)
In-process research and development	—	32.9	—
Cost method investment impairment	5.8	—	—
Sale of cost method investment	—	(5.4)	—
Subpart F—interest & stock gains	2.7	6.9	2.7
IRS audit settlement	—	(47.3)	—
Tax-exempt interest	(1.7)	(4.5)	(1.1)
Repatriation dividend	—	—	5.5
Other items	(2.0)	1.3	1.1

Effective income tax rate	26.3%	(21.2)%	27.1%

17.4) Other income tax information

Pretax income of international subsidiaries was $25.5 million, $31.6 million and $53.0 million during fiscal years 2003, 2004 and 2005, respectively.

Income taxes paid were $2.1 million, $11.6 million and $9.0 million during fiscal years 2003, 2004 and 2005, respectively.

The Company has completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards (NOL’s) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, no valuation allowances have been provided on any deferred tax assets as of December 30, 2005 and December 31, 2004. The Company has gross NOL’s of approximately $79 million from acquisitions that expire in years 2006 through 2024. The annual utilization of these NOL’s are limited pursuant to Internal Revenue Code Section 382.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil’s intention to reinvest these earnings. In October 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provided for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, effectively reducing the U.S. income rate on such actions. In December 2005, the Board of Directors authorized the repatriation, pursuant to the AJCA, of $150 million of accumulated foreign earnings. The Company completed the repatriation by the end of its fiscal 2005. As a result of the repatriation, the Company recorded an additional tax expense of $6.6 million in the fourth quarter of fiscal 2005. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

NOTE 18—GEOGRAPHIC INFORMATION, CONCENTRATION OF RISK AND SEGMENTS

18.1) Geographic Information—Intersil operates exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the operations by geographic area is summarized below (in thousands):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
United States Operations
Net sales	$126,411	$130,035	$133,748
Tangible long-lived assets	150,616	97,250	86,903
International Operations
Net sales	381,273	405,740	466,507
Tangible long-lived assets	2,794	4,104	9,708

18.2) Concentrations of Operational Risk—Intersil markets its products for sale to customers, including distributors, primarily in China, the U. S., Taiwan and Japan. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Sales by country for continuing operations
China	24%	20%	33%
United States	25	24	22
Taiwan	13	15	10
Japan	12	12	7
All Other	26	29	28

In addition to those in the table above, customers in each of South Korea, Germany, Singapore, Thailand, Philippines, Malaysia, Italy, United Kingdom, France and the Netherlands accounted for at least 1% of the Company’s sales. In fiscal 2005, three distributors, each accounting for at least 5% of the Company’s sales, totaled 26% of sales. One of these distributors in Asia, Teco, accounted for 12% of sales during fiscal 2005 and net accounts receivable at December 30, 2005. These distributors support a wide range of customers in Asia, North America and Europe.

NOTE 19—DISCONTINUED OPERATIONS

19.1) Wireless Networking sale—The Company sold its Wireless product group in August 2003 to Globespan with the appropriate authority of the Board of Directors. Initial proceeds from the transaction included $250.0 million in cash and $114.4 million in Globespan common stock. These shares represented less than 20% of the voting shares of Globespan. The Company sold all of its Globespan shares in the same quarter in which it received them as consideration. The Company retained the Wireless accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) during fiscal 2003. The gain was calculated as the proceeds less $259.6 million of the product group’s net assets, $19.8 million of patent defense legal fees, $12.2 million of transaction costs, and $11.4 million in charges for employee stock option acceleration. Additionally, the Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of patent litigations. As of December 30, 2005, the Company had approximately $2.7 million of accruals related to future patent defense costs. The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) from discontinued operations in fiscal 2004 primarily due to the finalization of a contingent working capital adjustment and an additional loss of $1.1 million ($0.9 million net of tax) from discontinued operations in fiscal 2005 primarily due to the finalization of foreign taxes from the transaction.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.2) Agere settlement—The Company reached a settlement with Agere Systems Corporation (“Agere”) and all pending litigations between the two companies have been settled under mutually agreeable terms. As part of the confidential agreement, Intersil recorded an expense of $5.8 million ($5.0 million after-tax) as a result of this settlement. This charge has been reflected in the consolidated financial statements as of December 31, 2004 as part of discontinued operations since it stemmed from the Wireless group.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations. The results of operations for this product group have been reflected in discontinued operations through the date of the sale.

The income (loss) from discontinued operations is presented below ($ in thousands):

	Year Ended
	January 2, 2004	December 31, 2004	December 30, 2005
Revenues	$120,821	$—	$—
Costs of products sales	78,264	—	—
Research and development	39,801	—	—
Selling, general and administrative	16,516	—	—
Amortization of intangible assets	1,254	—	—
Amortization of unearned compensation	285	—	—
Impairment of long-lived assets	15,928	—	—
Restructuring	201	—	—

Operating income (loss)	(31,428)	—	—
Gain from sale of product group	61,411	1,092	—
Settlement of foreign tax liability	—	—	(1,071)
Loss on investments	10,000	—	—

Income (loss) before taxes	19,983	1,092	(1,071)
Income tax provision (benefit)	32,603	764	(126)

Net income (loss) from discontinued operations	$(12,620)	$328	$(945)

NOTE 20—EMPLOYEE BENEFIT PLANS

20.1) Equity Compensation Plan—In 1999 Intersil adopted the 1999 Equity Compensation Plan (“Plan”). The Plan authorizes the grant of options for up to 22.25 million shares of Intersil Class A common stock and can include (i) options intended to constitute incentive stock options under the Internal Revenue Code, (ii) non-qualified stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) phantom share awards. In addition to the Plan, the Company has outstanding stock options from the plans of certain acquired companies. The tables below show the consolidated status of the Company’s stock options from the Plan and plans of the acquired companies. No further options shall be granted from the acquired companies plans.

The exercise price of each option granted under the Plan shall be determined by a committee of the Board of Directors. The maximum term of any option shall be 10 years from the date of grant for incentive stock options and 10 years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Board of Directors currently vesting ratably over approximately four years. Employees receiving options under the Plan may not receive in any one-year period options to purchase more than 666,667 shares of common stock.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity and status of the Company’s stock options is presented in the table below:

	Year Ended
	January 2, 2004		December 31, 2004		December 30, 2005
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of period	19,344	$21.56	17,889	$22.43	24,612	$19.37
Granted	3,572	22.17	10,839	13.47	4,805	18.74
Exercised	(2,501)	8.79	(2,062)	8.34	(3,383)	10.67
Canceled	(2,526)	28.86	(2,054)	25.99	(2,421)	23.82

Outstanding at end of period	17,889	22.43	24,612	19.37	23,613	20.03

Exercisable at end of period	9,611	22.12	12,783	19.86	15,844	21.34

Weighted average fair value of options granted(1)		$14.83		$12.28		$7.15

(1)	As explained in footnote 2.10, the Company began valuing newly issued stock options using the lattice method in the last quarter of fiscal 2004. Prior to that, newly issued stock options were valued using the Black-Scholes method.

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
Exercise price range as of December 31, 2004
Less than $15.01	6,836	6.40	$7.25	4,844	$6.92
$15.01-$20.00	6,769	7.66	$17.44	1,569	$17.57
$20.01-$25.00	3,933	7.12	$23.60	1,824	$23.59
$25.01-$30.00	3,365	7.52	$26.70	2,020	$26.91
Greater than $30.00	3,709	6.17	$37.22	2,526	$37.77

	24,612			12,783

Exercise price range as of December 30, 2005
Less than $15.01	4,427	5.58	$7.17	3,599	$6.96
$15.01-$20.00	8,732	6.53	$17.44	3,175	$17.28
$20.01-$25.00	4,725	6.28	$23.15	3,496	$23.66
$25.01-$30.00	3,058	6.50	$26.65	2,903	$26.66
Greater than $30.00	2,671	5.24	$36.71	2,671	$36.71

	23,613			15,844

20.2) Employee Stock Purchase Plan—In 2000, Intersil adopted the Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Intersil has reserved 2,333,334 shares of common stock for issuance under the ESPP. The Company had 792,746 shares available for issuance under the plan as of December 30, 2005. The ESPP permits employees to purchase common stock

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. In no event, may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date. Unless sooner terminated by the Board, the ESPP shall terminate upon the earliest of (1) February 28, 2010, (2) the date on which all shares available for issuance under the ESPP shall have been sold pursuant to purchase rights exercised under the ESPP, or (3) the date on which all purchase rights are exercised in connection with a Corporate Transaction (as defined in the ESPP). As of December 31, 2004 and December 30, 2005, approximately 1,276,000 and 1,543,000, shares had been issued under the ESPP, respectively.

NOTE 21—RECENT ACCOUNTING PRONOUNCEMENTS

21.1) FASB Statement 123R: Share-Based Payment—In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations, and amends FASB’s Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123R is similar to the fair-value approach permitted in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure will no longer be an alternative to financial statement recognition). SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company adopted SFAS 123R effective with its fiscal 2006 year which began December 31, 2005. In October 2005, the Company took the action of mitigating a portion of the prospective effect on its financial statements through an acceleration of certain unvested stock options. This acceleration is expected to reduce the after-tax stock option expense it would otherwise have been required to record by approximately $17.5 million over a three-year period (our fiscal 2006-2008, inclusive), of which approximately $10.1 million would have been recorded in fiscal 2006. Even with this acceleration action, the application of SFAS 123R will have a negative effect on consolidated net income. In a press release dated January 25, 2006, the Company estimated this negative effect on the first quarter of fiscal 2006 to be approximately $0.05 of diluted net income per share.

In August 2005, the FASB issued FASB Staff Position (FSP) 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation.” This FSP defers the requirement of SFAS 123R that a freestanding financial instrument originally subject to SFAS 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of SFAS123R throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee.

In October 2005, the FASB issued FSP 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R.” This FSP provides guidance with regard to the determination of the “grant date” of a share-based payment instrument by expanding on the meaning of the parties reaching a “mutual understanding” of the terms and conditions of such award.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. This matter has to do with the ability (or lack thereof) of entities to quantify their “APIC pool” of excess tax benefits which may be available to absorb tax deficiencies recognized after the adoption of SFAS 123R.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the FASB issued FSP 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and other instruments that are issued as share-based payments that allow for cash settlement upon the occurrence of a contingent event. This guidance amends the requirement that any opportunity or circumstance permitting settlement of the instrument in cash would cause its classification to be as a liability on an entity’s balance sheet.

21.2) FASB Statement No. 154: Accounting Changes And Error Corrections—In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective with its fiscal 2006 year which began on December 31, 2005 and does not anticipate any effect of this pronouncement on its statements of operations.

21.3) Exposure Draft on Earnings Per Share—an Amendment to FAS 128—In December 2004, the FASB decided to defer the issuance of their final standard on earnings per share (EPS) entitled “Earnings per Share—an Amendment to FAS 128.” In September 2005, the FASB issued its further deliberations on this subject as an Exposure Draft (“ED”) of the same name. A final standard is expected to be adopted in 2006. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Additionally, the ED proposed further changes of a complex and technical nature in the application of SFAS 128. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

21.4) FSP’s FAS 115-1 and 124-1—In November 2005, the FASB issued FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is temporary, and the measurement of an impairment loss. Further it includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary investments. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

21.5) FASB Statement No. 155: Accounting for Hybrid Financial Instruments—In February 2006, the FASB issued SFAS 155, “Accounting for Hybrid Financial Instruments”, which is an amendment to SFAS 133 regarding derivative instruments and hedging activities and SFAS 140 regarding transfer and servicing of financial assets and the extinguishment of liabilities. SFAS 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further,

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding vs. those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the provisions of this Statement to determine the impact on our consolidated financial statements.

NOTE 22—SHAREHOLDER RIGHTS PLAN

In August 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group acquire beneficial ownership of 20% or more of the Company’s common stock, each right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $115, that number of shares of the Company’s common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.0001 per right. Further, if any person or group becomes an Acquiring Person, the Board of Directors has the option to exchange one share of common stock for each right held by any Person other than the Acquiring Person. The rights expire on August 29, 2006. Currently the Company has not determined to extend or renew these rights.

In connection with the adoption of a Stock Purchase Rights Plan, the Board of Directors adopted a resolution creating a series of 25,000 shares of preferred stock designated as Series A Junior Participating Preferred Stock. As of December 30, 2005, none of the shares were issued or outstanding.

NOTE 23—GUARANTEES AND INDEMNIFICATIONS

In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions related to recognizing a liability at inception of a guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives.

23.1) Warranty—Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following shipment. The Company estimates its warranty reserves based on historical warranty experience. It tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences. The Company’s warranty reserve has not changed materially from quarter to quarter.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding the changes in Intersil’s aggregate product warranty liabilities was the following for fiscal years 2004 and 2005 ($ in thousands):

Balance, January 2, 2004	$1,247
Accruals for warranties issued during the period	3,229
Xicor warranty accrual acquired	245
Settlements made (in cash or in kind) during the period	(2,842)

Balance, December 31, 2004	$1,879
Accruals for warranties issued during the period	625
Settlements made (in cash or in kind) during the period	(1,480)

Balance, December 30, 2005	$1,024

23.2) Indemnifications—The Company sold its facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris has indemnified Intersil against any associated environmental liabilities. Harris’ indemnification of us and our indemnification of Fairchild have no expiration date, nor do they have a maximum amount.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (NPL) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the Company’s property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

The Company’s former facility in Kuala Lumpur, Malaysia, which the Company sold in June 2000, has known groundwater contamination from past operations. The contamination was discovered in May 2000, during the closure activities associated with a former waste storage pad. This contamination has been attributed to activities conducted prior to Intersil’s acquisition of the facility from Harris. Harris is conducting additional investigations and some remediation may be required. Harris has indemnified Intersil against any environmental liabilities associated with this contamination, and Intersil likewise is indemnifying the purchaser against those liabilities. Harris’ indemnification of us and our indemnification of purchaser have no expiration date, nor do they have a maximum amount.

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

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

NOTE 24—LITIGATION MATTERS

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

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. Because the Company believes the defense of these matters to be probable, the Company has an accrual of $3.7 million as of December 30, 2005 for estimated costs to defend these positions, exclusive of settlement or judgment costs.

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

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the agreement from the suit. On February 15, 2005, the Judge preliminarily approved the issuer’s settlement agreement. Final approval is subject to certain revisions requested by the Judge, notice to the affected class members, and a final hearing.

Symbol Technologies, Inc. v. Intersil Corporation and Choice-Intersil Microsystems, Inc., Index No. 03-18971 (Supreme Court, Suffolk County, New York, filed July 23, 2003). In this action, Symbol seeks recovery under various indemnity theories for costs and attorneys fees allegedly incurred by Symbol in defending two federal court actions in which patent infringement was asserted against Symbol. Symbol contends that the Company and its former subsidiary Choice-Intersil Microsystems owe an indemnity obligation because components of systems accused of being used in an infringing manner were supplied by the Company or by Choice-Intersil Microsystems. The Company’s summary judgment motion recently was denied and trial is set for June 2006. Symbol seeks approximately $2.6 million in damages, plus pre-judgment interest which would increase the total claim to more than $4 million. The Company believes that it has fully honored its obligations to Symbol and intends to contest the case vigorously.

On April 14, 2004, Freeport Partners, LLC (Freeport), a purported shareholder of Xicor, Inc. (Xicor), filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor, Inc., and Xicor’s directors in connection with the acquisition of Xicor by Intersil. On June 4, 2004, Intersil was dismissed with prejudice as a defendant, and on July 9, 2004, the Court sustained Xicor’s demurrer with leave to amend. The Freeport suit was then consolidated with a similar suit flied by another plaintiff, and was renamed “In re Xicor. Inc. Shareholder Litigation.” On August 9, 2004, plaintiffs in the consolidated suit filed an amended complaint, which does not name Intersil as a party. On December 21, 2004, the Superior Court sustained Xicor’s demurrer without leave to amend, and on January 10, 2005, the Superior Court entered judgment dismissing Xicor with prejudice. On March 10, 2005, the plaintiffs filed a notice of appeal of the judgment dismissing Xicor. Intersil’s President and Chief Operating Officer, Louis DiNardo, remains a defendant in this suit along with Xicor’s former directors. Although Intersil and Xicor are no longer parties to this lawsuit, pursuant to its acquisition agreement with Xicor, Intersil assumed certain specified obligations to indemnify Xicor’s directors against claims, losses, damages, liabilities, costs and expenses (including reasonable legal expenses) in connection with such lawsuits. On February 14, 2006, the Judge granted preliminary approval of the stipulated settlement agreement. A final approval hearing will take place on June 20, 2006.

NOTE 25—RELATED PARTY TRANSACTIONS

Former related party—Intersil had a contract in place with an Asian company, which expired in mid-year fiscal 2005, in which they provide a specified percentage of Intersil’s test and package services. The terms of the contract were the result of arms-length negotiations and, in the opinion of management, were no less favorable than those that could be obtained from non-affiliated parties. At the time the contract was entered into the companies shared a common board member and Intersil once held an equity position in the Asian company. Although the Company continues to procure a portion of its test and package services from this firm, it utilizes other vendors for these services as well.

Purchases by the Company under this contract during fiscal years 2003, 2004 and 2005, the latter including the period of the fiscal year not under contract, were $50 million, $38 million and $44 million, respectively. The Company had $6.3 million of trade accounts payable to this entity as of December 31, 2004.

NOTE 26—SUBSEQUENT EVENTS

In January 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on February 17, 2006 to shareholders of record as of the close of business on February 8, 2006.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 27—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
	(In millions, except per share data)
Net sales	$137.4	$144.2	$127.0	$127.1	$128.1	$139.1	$157.5	$175.6
Gross profit	78.3	82.6	68.1	69.7	70.4	76.9	88.2	99.2
Net income (loss)	$27.4	$27.2	$(29.6)	$15.6	$12.8	$17.3	$27.0	$28.8

Income (loss) per share (basic):	$0.20	$0.20	$(0.21)	$0.11	$0.09	$0.12	$0.19	$0.20

Income (loss) per share (diluted):	$0.19	$0.19	$(0.21)	$0.11	$0.09	$0.12	$0.19	$0.19

a)	On July 29, 2004, the Company acquired Xicor by issuing Intersil Class A common stock and cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. Please refer to Note 8 within the Consolidated Financial Statements for further discussion.
b)	The Company experienced no extraordinary items during the time periods presented above. Therefore net income(loss) is equal to income(loss) before extraordinary items for all periods presented.
c)	During fiscal 2004 the Company recorded an impairment charge and, in fiscal 2005, had a subsequent reversing gain. These charges or credits reduce or increase expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Note 10 for further discussion.
d)	During fiscal 2004 and 2005, the Company recorded restructuring charges. These charges reduce expenses in periods subsequent to their recording thus affecting comparability of the financial data. Please refer to Note 9 for further discussion.

—End of Consolidated Financial Statements—

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit, Finance and by other personnel. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intersil and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of December 30, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

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

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at the beginning of Part II, Item 8 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item with respect to our Directors will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Executive Officers will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive

Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit Committee will appear under the captions “Corporate Governance: Committees of the Board” and “Audit Committee” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer and corporate controller. A copy of the Code of Ethics is available at http://www.intersil.com/Corporate_Governance/intersil_code_of_ethics.pdf. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11. Executive Compensation

The information required under this item will appear under the captions “Compensation Tables,” “Retirement Plans,” “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the captions “Security Ownership of Certain Beneficial Owners and Directors and Officers” and the first table under the caption “Other Forms of Compensation” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required under this item will appear under the captions “Audit Committee,” “Ratification of Appointment of Independent Accountants (Item 2 on Proxy Card),” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deduction From Reserves	Balance at End of Period
Valuation and qualifying accounts deducted from the assets to which they apply
Allowance for Uncollectible Accounts
2005	$609	$929	$371	$1,027	$882
2004	$1,090	$66	$(500)	$47	$609
2003	$1,107	$501	$—	$518	$1,090
Inventory Reserve
2005	$21,163	$7,564	$711	$5,662	$23,776
2004	$23,289	$7,361	$(1,947)	$7,540	$21,163
2003	$21,472	$4,089	$2,128	$4,400	$23,289
Sales Reserves
2005	$8,769	$25,204	$—	$28,906	$5,067
2004	$9,739	$13,696	$2,060	$16,726	$8,769
2003	$12,399	$17,843	$(1,134)	$19,369	$9,739

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
Richard M. Beyer Chief Executive Officer March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ RICHARD M. BEYER Richard M. Beyer	Chief Executive Officer and Director (principal executive officer)	March 3, 2006

By:	/s/ DAVID A. ZINSNER David A. Zinsner	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

By:	/s/ GARY E. GIST Gary E. Gist	Chairman of the Board of Directors	March 3, 2006

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	March 3, 2006

By:	/s/ JAMES V. DILLER James V. Diller	Director	March 3, 2006

By:	/s/ MERCEDES JOHNSON Mercedes Johnson	Director	March 3, 2006

By:	/s/ GREGORY LANG Gregory Lang	Director	March 3, 2006

By:	/s/ JAN PEETERS Jan Peeters	Director	March 3, 2006

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 3, 2006

By:	/s/ JAMES A. URRY James A. Urry	Director	March 3, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
2.01	Amended and Restated Master Transaction Agreement dated as of June 2, 1999, by and among Intersil Holding Corporation (“Holding”), Intersil Corporation (“Intersil”) and Harris Corporation (“Harris”) (incorporated by reference to Exhibit 2.01 to the Registration Statement on Form S-1 previously filed by Intersil Corporation on November 10, 1999 (Registration No. 333-90857) (“Registration Statement on Form S-1”)).

2.02	Agreement and Plan of Merger by and among Intersil Corporation, Echo Acquisition, Inc. and Elantec Semiconductor, Inc., dated as of March 10, 2002 (incorporated by Reference to Exhibit 2.1 to Intersil’s Report on Form 8-K dated March 12, 2002).

2.03	Asset Purchase Agreement by and among Intersil Corporation, Intersil (Pennsylvania) LLC and Fairchild Semiconductor Corporation dated as of January 20, 2001 (incorporated by reference to Exhibit 2.28 to the Annual Report on Form 10-K/A previously filed by Intersil Corporation on June 22, 2004)(“Annual Report on Form 10-K/A, 2004”).

2.04	Asset Purchase Agreement by and among Intersil Corporation and GlobespanVirata Inc. dated as of July 15, 2003 (incorporated by reference to Exhibit 2.29 to the Annual Report on Form 10-K/A, 2004).**

2.05	Agreement and Plan of Merger by and among Intersil Corporation, New Castle Merger Corporation, New Castle Merger Sub Corp., New Castle Sub LLC and Xicor, Inc. dated as of March 14, 2004 (incorporated by reference to Exhibit 2.1 to the 8-K dated March 16, 2004).

3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit B to the definitive proxy statement on Form DEF 14A, March 25, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

10.01	Intersil Corporation Amended and Restated 1999 Equity Compensation Plan, effective as of May 11, 2005 (incorporated by reference to Exhibit B to the definitive proxy statement on Form DEF 14A dated March 25, 2005).

10.02	The Intersil Corporation Employee Stock Purchase Plan, effective as of February 25, 2000 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K, 2000).

10.03	Employment Agreement, dated as of January 1, 2006, between Intersil and Richard M. Beyer.*

10.04	Amendment to Executive Change in Control Severance Benefits Agreement, dated as of January 1, 2006, between Intersil and Richard M. Beyer.*

10.05	Employment Agreement dated as of January 25, 2006 between Intersil and Louis DiNardo.*

10.06	Amendment to Executive Change in Control Severance Benefits Agreement dated as of January 25, 2006 between Intersil and Louis DiNardo.*

10.07	Form of Employment Letter between Intersil and certain executives and schedule of omitted details (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, August 12, 2002).

10.08	Building Sublease Agreement, dated as of November 5, 2004 by and between Avaya, Inc. and Intersil Corporation (incorporated by reference to Exhibit 10.09 to the Annual Report on Form 10-K, March 16, 2005).

Exhibit No.	Description
10.09	Building lease between WB Murphy Ranch LLC and Xicor, Inc. dated October 8, 2002 (incorporated by reference to Exhibit 10.2 of Xicor, Inc.’s Form 10-Q for the quarterly period ended September 29, 2002).

14.01	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21.01	Subsidiaries of Intersil Corporation.*

23.01	Consent of Ernst & Young LLP, Independent Registered Certified Public Accountants.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential treatment has been requested for portions of this exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as **. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.