Form 10-K/A
period 2005-12-30
INTERSIL CORP/DE
filed 2006-05-01
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends Item 9A. Controls and Procedures of the Annual Report on Form 10-K of Intersil Corporation (the “Registrant”) for the annual period ended December 30, 2005 filed with the Securities and Exchange Commission on March 6, 2006, and presents the complete text of the items amended with the amended text underlined to reflect an insertion. The insertion relates to an affirmative statement relating to management’s conclusion that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended December 30, 2005.

This amended item does not restate the Registrant’s consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

INTERSIL CORPORATION

FORM 10-K/A

December 30, 2005

PART II
Item 9A. Controls and Procedures	1

Exhibits

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended December 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at the beginning of Part II, Item 8 of this Form 10-K.

1

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

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ David A. Zinsner
David A. Zinsner
Chief Financial Officer
May 1, 2006

3