Form 10-Q
period 2006-03-31
INTERSIL CORP/DE
filed 2006-05-05
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☒                                         Accelerated filer  ☐                                         Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 28, 2006:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	141,731,854

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended
	March 31, 2006	April 1, 2005
	(Unaudited) (in thousands, except share and per share amounts)
Revenue	$178,932	$128,080
Cost of revenue	77,022	57,689

Gross profit	101,910	70,391

Operating costs, expenses and other income
Research and development	29,542	28,814
Selling, general and administrative	33,620	26,093
Amortization of purchased intangibles	2,367	2,491
Gain on disposition of assets	—	(618)
Restructuring	—	2,845
Other income	—	(2,000)

Operating income	36,381	12,766
Interest income, net	6,792	3,689

Income before income taxes	43,173	16,455
Income tax expense	10,793	3,638

Net income	$32,380	$12,817

Basic earnings per share:
Net income	$0.23	$0.09

Diluted earnings per share:
Net income	$0.22	$0.09

Weighted average common shares outstanding (in millions):
Basic	141.5	143.5

Diluted	145.0	145.7

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 30, 2005
	(unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$122,368	$137,697
Short-term investments	554,188	417,531
Trade receivables, less allowances ($5,518 as of March 31, 2006 and $5,950 as of Dec. 30, 2005)	100,289	99,791
Inventories, net	87,291	86,604
Prepaid expenses and other current assets	11,001	11,893
Deferred income taxes	26,000	32,849

Total current assets	901,137	786,365
Non-current assets
Property, plant & equipment, less accumulated depreciation ($142,859 as of March 31, 2006 and $137,080 as of Dec. 30, 2005)	101,332	96,610
Goodwill and purchased intangibles, less accumulated amortization	1,459,133	1,462,960
Long-term investments	49,305	157,139
Deferred income taxes	67,135	65,862
Other	15,681	14,781

Total non-current assets	1,692,586	1,797,352

Total assets	$2,593,723	$2,583,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$30,976	$27,122
Accrued compensation	33,065	32,203
Deferred net revenue	11,746	10,961
Other accrued liabilities	23,716	25,684
Income taxes payable	51,644	58,140

Total current liabilities	151,147	154,110
Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 141,077,089 and 141,051,346 shares issued at March 31, 2006 and Dec. 30, 2005, respectively	1,411	1,411
Additional paid-in capital	2,290,840	2,312,663
Retained earnings	150,059	124,779
Unearned compensation	—	(9,455)
Accumulated other comprehensive income	266	209

Total shareholders’ equity	2,442,576	2,429,607

Total liabilities and shareholders’ equity	$2,593,723	$2,583,717

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 31, 2006	April 1, 2005
	(Unaudited) (in thousands)
Operating activities:
Net income	$32,380	$12,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,320	8,965
Provisions for inventory obsolescence	400	482
Stock-based compensation	10,227	4,131
Tax-benefit on stock-based compensation	(3,377)	(1,580)
Restructuring and impairments	—	2,227
Loss (gain) on sale of equipment	(337)	15
Deferred income taxes	4,429	2,054
Changes in operating assets and liabilities:
Trade receivables	(498)	1,758
Inventories	(816)	2,055
Prepaid expenses and other current assets	892	(234)
Trade payables and accrued liabilities	2,874	117
Income taxes payable	494	2,873
Other	373	99

Net cash provided by operating activities	55,361	35,779
Investing activities:
Proceeds from sale of auction rate securities	137,510	89,725
Purchases of auction rate securities	(199,280)	(127,000)
Proceeds from sale or maturity of short-term investments	53,898	7,311
Purchases of short-term investments	(11,448)	(9,751)
Proceeds from sale or maturity of long-term investments	—	19,747
Purchases of long-term investments	(9,500)	—
Cash flows resulting from business combinations	(200)	(1,681)
Proceeds from sale of property, plant and equipment	378	3,188
Purchase of property, plant and equipment	(10,717)	(2,857)

Net cash used in investing activities	(39,359)	(21,318)
Financing activities:
Proceeds from exercise of stock options	33,738	3,976
Excess tax benefit received on exercise of stock options	2,390	—
Dividends paid	(7,100)	(5,746)
Repurchase of common stock	(60,000)	(24,090)

Net cash used in financing activities	(30,972)	(25,860)
Effect of exchange rates on cash and cash equivalents	(359)	(187)

Net decrease in cash and cash equivalents	(15,329)	(11,586)
Cash and cash equivalents at the beginning of the period	137,697	129,700

Cash and cash equivalents at the end of the period	$122,368	$118,114

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

The accompanying interim consolidated financial statements of Intersil Corporation (“Intersil” or the “Company”) have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature. The consolidated balance sheet at December 30, 2005, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company is a global designer and manufacturer of high performance analog integrated circuits. Our products address applications within four primary end-markets: high-end consumer, industrial, communications and computing.

1.1) Reclassifications

Certain amounts, most notably stock-based compensation, in prior periods presented have been reclassified to conform to the current year presentation.

1.2) Revenue Recognition

Revenue is recognized upon shipment to all customers, except North American distributors. The Company generally recognizes revenue to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms (“NCNR”) to North American distributors, in which case, revenue is recognized at the point of shipment. Sales to international distributors are made under agreements, which provide price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (“CRD”), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of such shipment. It is the Company’s intent that such shipments be made not more than ten days in advance of CRD.

1.3) Seasonality

The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that they generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Note 2— Comprehensive Income

Comprehensive income consists of currency translation adjustments. The components of consolidated comprehensive income were as follows:

	Quarter Ended
	March 31, 2006	April 1 2005
	(Unaudited) (in thousands and net of associated tax effects)
Net income	$32,380	$12,817
Currency translation adjustments, net of tax effect	(42)	71

Comprehensive income	$32,338	$12,888

Note 3— Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended
	March 31, 2006	April 1, 2005
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$32,380	$12,817

Denominator:
Denominator for basic earnings per share-weighted average common shares	141,520	143,480
Effect of dilutive securities:
Stock options	3,127	2,016
Deferred stock units and warrants	382	177

Denominator for diluted earnings per share-adjusted weighted average common shares	145,029	145,673

Basic earnings per share	$0.23	$0.09

Diluted earnings per share	$0.22	$0.09

Note 4— Stock-Based Compensation

4.1) Overview—Effective December 31, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. Under this transition method, the portion of compensation cost for all share-based payments granted prior to adoption for vesting service provided during the quarter was recorded in the quarter ended March 31, 2006. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

4.2) Share-based Payment Arrangements—At March 31, 2006, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options and deferred stock units (DSU’s) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). Additionally, the Company has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement		Shares Outstanding at March 31, 2006	Available for Issuance at March 31, 2006
(shares in thousands)
1999 Plan	25,250	*	15,662	4,585
Acquired Plans	—		7,444	—
ESPP	2,333		—	793

	27,583		23,106	5,378

*- the Company is seeking shareholder approval of the addition of 11 million shares to this total at its annual meeting of shareholders to be held on May 10, 2006.

The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (April 1 and October 1). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and then began using the Lattice model at the start of the last quarter of fiscal year 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and uses input assumptions to better predict future volatility of the underlying stock price. The fair value of DSU’s at the date of grant is the fair market value of the Company’s common stock at that date. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the quarters ended March 31, 2006 and April 1, 2005, the Company estimated the fair value of each stock option as of the date of grant using the Lattice model with the following assumptions:

	Quarter Ended March 31, 2006		Quarter Ended April 1, 2005
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% - 34.5%	34.4% - 34.5%	36.5% - 43.1%
Weighted average volatility	33.8%	34.4%	42.3%
Range of dividend yields	0.69 - 0.73%	0.73%	1.02%
Weighted average dividend yield	0.73%	0.73%	1.02%
Range of risk-free interest rates	4.3 -4.8%	4.7%	3.5 - 4.0%
Range of expected lives, in years	3.4 – 5.3	1.8 – 2.2	2.2 – 5.8

Most options granted under the Company’s 1999 Plan since April 2004 vest ratably over four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For DSU’s the expected life for amortization of the grant date fair value is the vesting term, generally three years. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions is 50%, which is substantially higher than the historical forfeiture rate used for valuing grants with only service conditions. See Note 4.7 for further information with regard to grants with both performance and service conditions.

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the quarter ended March 31, 2006 is presented below:

	Stock Options			DSU’s		All Awards
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Weighted Average Remaining Contract Lives (Yrs.)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Awards outstanding at Dec. 31, 2005	23,613	$20.03	6.2	329	1.4
Granted	1,848	26.65	5.6	164	2.8
Exercised	(2,120)	16.28	6.2	—	—
Canceled	(235)	23.31	6.3	—	—

Awards outstanding at March 31, 2006	23,106	$20.87	5.9	493	1.7	$200.2	$69.4

Awards exercisable/vested at March 31, 2006	14,287	$21.71	5.6	—	—	$103.0	—

Awards unexercisable/unvested at March 31, 2006	8,819	$19.51	6.3	493	1.7	$97.2	$69.4

		Stock Options		DSU’s		All Awards
Weighted average fair value per share of awards granted in the period		$7.26		$25.71		$8.76

As of March 31, 2006, the unrecognized compensation cost of $69.4 million related to unvested share-based awards is expected to be recognized over a period of 3.9 actual years as follows (in millions): remainder of fiscal 2006 $28.9; fiscal 2007 $24.4; fiscal 2008 $12.7; fiscal 2009 $3.3; fiscal 2010 $0.1. The weighted average recognition period for this compensation cost, a measure required to be disclosed in accordance with SFAS 123R, is 2.2 years.

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

For the quarters ended March 31, 2006 and April 1, 2005, the aggregate intrinsic value of shares exercised was approximately $27.2 million and $4.9 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of stock options. The Company’s stock repurchase program is not conducted as a result of the issuance of shares under our share-based payment arrangements.

The cash received by the Company from the exercise of stock options and the related tax benefit realized by the Company from the tax deduction thereon was $33.7 and $7.9 million, respectively, in the quarter ended March 31, 2006 and $4.0 and $1.7 million, respectively in the quarter ended April 1, 2005.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, 2006 and changes during the fiscal quarter then ended:

Unexercisable/unvested awards	Shares (in thousands)	Weighted Average Grant Date Fair Values (per share)
At December 30, 2005	8,107	$8.33
Granted	2,012	8.76
Vested	(774)	7.81
Canceled	(33)	6.33

At March 31, 2006	9,312	$8.47

For the quarter ended April 1, 2005, the weighted average grant date fair values of stock options and DSU’s was $5.45 and $17.08 per share, respectively; for all awards, the weighted average fair value was $5.90 per share. As described in the foregoing regarding the adoption of SFAS 123R in the quarter ended March 31, 2006, the appropriate portion of the fair values for stock options was not recorded in the statement of operations for the quarter ended April 1, 2005. The appropriate portion of the fair values of DSU’s was recorded in both periods presented.

4.5) Acceleration of Vesting—In the fourth quarter of fiscal 2005, when the Company’s stock price was approximately $20.19, the Company accelerated all options with exercise prices of $22 per share and higher (that is, all were out-of-the-money) that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in the Company’s 2006 fiscal year absent the acceleration.

4.6) Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the quarters ended March 31, 2006 and April 1, 2005 included in the Consolidated Statement of Operations:

	Quarter ended March 31, 2006 (in thousands)	Quarter ended April 1, 2005 (in thousands)
Cost of revenue	$604	$380
Research and development	3,554	2,052
Selling, general and administrative	6,069	1,699

Stock-based compensation expense before tax	$10,227	$4,131
Income tax benefits	3,377	1,580

Stock-based compensation expense, net of tax	$6,850	$2,551

At March 31, 2006, the Company’s net inventory balance includes $271,000 of capitalized stock compensation, all of which was capitalized during the quarter ended on that date due to it being the period of adoption of SFAS 123R. Of the $10.2 million of pre-tax compensation expense in the quarter ended March 31, 2006, $9.1 million is from stock options, $0.8 million is from DSU’s and $0.3 million is from the ESPP.

The following table shows the effect on reported net income and income per share for the quarter ended April 1, 2005 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

Quarter Ended April 1, 2005 (in millions)
Net income, as reported	$12.8
Add: Stock-based employee compensation included in reported net income, net of tax	2.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.8)

Net income, pro forma	$8.6

Basic income per share:
As reported	$0.09

Pro forma	$0.06

Diluted income per share:
As reported	$0.09

Pro forma	$0.06

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). Previously, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. The $2.4 million of excess tax benefit classified as a financing cash inflow for the quarter ended March 31, 2006 takes this new presentation treatment into account.

In addition to other disclosures regarding the effect of adoption of SFAS 123R, the provisions of the pronouncement require the disclosure of certain measures of the Company’s financial performance had the Company continued to apply the provisions of APB 25 in the quarter ended March 31, 2006 in contravention of the required adoption of SFAS 123R. This information is to enhance a financial statement user’s understanding of the effect of the adoption of this pronouncement on the period noted below. For the quarter ended March 31, 2006, the Company’s estimated total pre-tax stock compensation expense would have been $4.4 million with a related tax benefit of $1.6 million, resulting in an after-tax expense of $2.8 million. When compared with the actual total pre-tax stock compensation expense in the quarter ended March 31, 2006, these amounts are lower by $5.8 million for estimated total pre-tax stock expense and $4.0 million for estimated after-tax expense. On a per share basis, this means that our basic earnings per share would have been $0.26 instead of the $0.23 reported herein and our diluted earnings per share would have been $0.25 instead of the $0.22 reported herein. Furthermore, as a result of the adoption of SFAS 123R, our net cash flow provided by operating activities would have been an estimated $57.8 million instead of the $55.4 million reported herein and our net cash used in financing activities would have been an estimated $33.4 instead of the $31.0 million reported herein.

4.7) Performance-based Grants—In the quarter ended March 31, 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups.

Performance-based grants in the form of DSU’s were made to two executive officers during the quarter. The DSU grants, initially made at an aggregate of 160,000 DSU’s, are subject to performance conditions relating to the Company’s performance relative to a peer group of companies with regard to revenue and operating income growth over a three-year period. When they vest in three years from grant they may range from an aggregate of zero to 320,000 shares available to the grantees. As a result of this performance condition, these grants will be evaluated periodically for the likely number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income from this quarterly evaluation will be appropriately adjusted timely. The initial fair value measurement with regard to these performance-based grants to be recognized as compensation cost over the performance period was $4.1 million.

Performance-based grants in the form of stock options were made to a broad-based group of employees during the quarter and are subject to performance conditions relating to the Company’s internal revenue goal for fiscal 2006. These options were structured such that the maximum number available to be earned and vest is 600,000 shares. Since the expected number initially estimated to be earned and vest is 300,000, the fair value of these grants was calculated based on 600,000 shares with the parameters stated in Note 4.3 above but with a 50% assumed forfeiture rate. As a result of the performance condition, these grants will be evaluated each fiscal quarter for the likely number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income from this quarterly evaluation will be appropriately adjusted timely. The initial fair value measure with regard to these performance-based grants to be recognized as compensation cost over the performance period was $1.7 million.

Note 5— Investments

5.1) Available for Sale (“AFS”) Investments—Investments designated as AFS include marketable debt and equity securities. Investments that are designated as AFS are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

AFS debt investments consisted exclusively of auction rates securities with a contract maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated

Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristic of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table below shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

5.2) Held-to-Maturity (“HTM”) Investments— Investments designated as HTM include marketable debt with maturities of greater than three months. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Consolidated Balance Sheets.

5.3) Short-term Investments— The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	March 31, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
US Treasury and government debt (HTM)	$125.2	$20.0	< 1
State & municipality issued debt (HTM)	18.1	53.4	< 1
Corporate issued debt (HTM)	5.0	—	< 1
Auction rate securities (AFS)	405.9	344.1	>10

Total	$554.2	$417.5

The fair market value of these securities held as of March 31, 2006 was approximately $551.6 million, which was an unrecognized loss of $2.6 million. The fair market value of these securities held as of December 30, 2005 was approximately $417.3 million, which was an unrecognized loss of $0.2 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments— The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	March 31, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security (Held to Maturity)	Amortized Cost ($ in millions)
US Treasury and government debt (HTM)	$33.5	$129.2	1-2
State and municipality issued debt (HTM)	15.8	27.9	1-3

Total	$49.3	$157.1

The fair market value of these securities held as of March 31, 2006 was approximately $48.7 million, which was an unrealized loss of $0.6 million. The fair market value of these securities held as of December 30, 2005 was approximately $154.2 million, which was an unrealized loss of $2.9 million.

5.5) Trading Investments— Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio which represents liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no impact on earnings. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $8.2 million and $7.4 million at March 31, 2006 and December 30, 2005, respectively.

5.6) Cost Method Investments—All investments that are not accounted for as AFS, HTM or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Cost method investments are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. As of December 30, 2005 and March 31, 2006 the Company held approximately $4.1 million in cost method investments. The Company reviews its cost method investments at least quarterly for impairment indicators. The review as of March 31, 2006 did not result in adjustments to the carrying value of the investments.

Note 6— Property, Plant & Equipment

The Company has been in the process of consolidating operations on its Florida site to gain operating efficiencies and facilitate the sale or alternative use of certain land, buildings and equipment. The Company is currently in the process of vacating the space it occupies in these buildings that will be sold. The Company anticipates that this portion of the site will be reclassified to “Held for Sale” status in its financial statements in the quarter ending June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The provisions of SFAS 144 require the Company to cease further depreciation of the subject plant and equipment at the time of such reclassification. The net book value of the assets anticipated to be reclassified to Held for Sale status is approximately $4 million. Based on appraisals and indications of interest for the property, the Company does not believe an impairment loss will be required at the time of reclassification to Held for Sale status.

Note 7— Inventories

Inventories are summarized below (in millions):

	March 31, 2006	Dec. 30, 2005
Finished products	$22.8	$23.0
Work in progress	61.3	61.0
Raw materials and supplies	3.2	2.6

Total inventories, net	$87.3	$86.6

Inventory is stated at the lower of cost or market. At March 31, 2006 and December 30, 2005, Intersil was committed to purchase $31.8 million and $16.0 million, respectively, of inventory from suppliers.

Note 8— Intangible Assets

Intangible assets are summarized below ($ in millions):

	March 31, 2006	Dec. 30, 2005
Indefinite Lived Intangible Assets:
Goodwill	$1,422.1	$1,423.6
Definite Lived Intangible Assets:
Developed technology	59.0	59.0
Less accumulated amortization	(22.0)	(19.7)

Total Intangible Assets	$1,459.1	$1,462.9

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with SFAS 141, “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Consolidated Statements of Income. The following table summarizes changes in Intersil’s goodwill balance since December 30, 2005 ($ in millions):

Goodwill balance as of December 30, 2005	$1,423.6
Goodwill adjustment resulting from the purchase of Xicor Inc.	(1.2)
Goodwill adjustment resulting from the purchase of Elantec	(0.3)

Total goodwill as of March 31, 2006	$1,422.1

The adjustment to the Xicor and Elantec related goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition.

Note 9— Shareholders’ Equity

9.1) Dividends—In January 2005, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on February 17, 2006 to shareholders of record as of the close of business on February 8, 2006. The total amount paid was $7.1 million. In April 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment will be made on May 20, 2006 to shareholders of record as of the close of business on May 10, 2006.

9.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 30, 2005 (in thousands of shares):

For the quarter ended March 31, 2006
Balance as of December 30, 2005	141,051
Shares issued under stock plans	2,119
Repurchase and retirement of shares	(2,093)

Balance as of April 1, 2005	141,077

9.3) Deferred Stock Units and Unearned Compensation—Prior to the adoption of SFAS 123R, the Company, in accordance with the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation” maintained a contra-equity account that represented the unamortized expense relating to its DSU’s and the fair value of its stock options issued in exchange for those of acquired companies. In accordance with the provisions of SFAS 123R, the Company reversed the contra-equity account to additional paid-in capital upon adoption of SFAS 123R.

Note 10— Restructuring

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation was probable and reasonably estimable and was a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005 for the severance benefits it was obligated to pay in accordance with the provisions of SFAS 112, “Employers’ Accounting for Postemployment Benefits.” The affected positions included manufacturing, research and development, and selling, general and administrative employees. At April 1, 2005, the remaining accrual for this restructuring was $2.2 million. As of December 30, 2005, all of the affected positions had been terminated and the restructuring accrual had been fully utilized.

Note 11— Gain on Disposition of Assets

In fiscal 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. At that time, the Company recorded an impairment charge on certain production equipment and other assets. In the quarter ended April 1, 2005, the Company recorded a gain of $0.6 million on the disposal of this equipment as the actual selling price of certain assets exceeded the impaired value.

Note 12— Other Income

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004.

Note 13— Legal Matters and Indemnifications

13.1) Legal Matters—The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates. If the Company believes a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss.

13.2) Indemnifications— The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

In certain instances when we divest a select portion of our product portfolio to a buyer, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration and terms for environmental indemnities typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

Note 14— Segment Information

The Company reports its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 15— Recent Accounting Pronouncements

15.1) FASB Staff Position (FSP) 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” —As described in Note 4, the Company has adopted the provisions of SFAS 123R during this quarter. In February 2006, the FASB issued FSP 123R-4, This FSP addresses the classification of options and other instruments that are issued as share-based payments that allow for cash settlement upon the occurrence of a contingent event. This guidance amends the requirement that any opportunity or circumstance permitting settlement of the instrument in cash would cause its classification to be as a liability on an entity’s balance sheet by including consideration of the probability of the contingent event occurring in the evaluation of classification.

15.2) SFAS 155 “Accounting for Hybrid Financial Instruments”—In February 2006, the FASB issued SFAS 155, “Accounting for Hybrid Financial Instruments”, which is an amendment to SFAS 133 regarding derivative instruments and hedging activities and SFAS 140 regarding transfer and servicing of financial assets and the extinguishment of liabilities. SFAS 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding vs. those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. We are currently evaluating the provisions of this Statement to determine the impact on our consolidated financial statements.

15.3) SFAS 156 “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”—In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date for the provisions of SFAS 156 is for our fiscal year 2007. The Company does not believe this statement will have any impact on its consolidated financial statements.

—End of Consolidated Financial Statements—

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

Forward Looking Statements

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

Overview

We design, develop, manufacture and market high-performance analog integrated circuits (IC’s). We believe our product portfolio addresses some of the fastest growing applications within four end markets: high-end consumer, industrial, computing and communications.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended March 31, 2006 with the exception of the policy regarding the accounting for stock-based compensation that is associated with the adoption of SFAS 123R as noted below (see “Stock-based Compensation”). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Quarter Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	($ in thousands)
Revenue	$178,932	$128,080	100.0%	100.0%
Cost of revenue	77,022	57,689	43.0%	45.0%

Gross profit	101,910	70,391	57.0%	55.0%
Operating costs, expenses and other income
Research and development	29,542	28,814	16.5%	22.5%
Selling, general and administrative	33,620	26,093	18.8%	20.4%
Amortization of purchased intangibles	2,367	2,491	1.3%	1.9%
Gain on disposition of assets	—	(618)	0.0%	-0.5%
Restructuring	—	2,845	0.0%	2.2%
Other income	—	(2,000)	0.0%	-1.6%

Operating income	36,381	12,766	20.3%	10.0%
Interest income, net	6,792	3,689	3.8%	2.9%

Income before income taxes	43,173	16,455	24.1%	12.8%
Income tax expense	10,793	3,638	6.0%	2.8%

Net income	$32,380	$12,817	18.1%	10.0%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter ended April 1, 2005 have been reclassified to conform to the presentation in the quarter ended March 31, 2006. See footnote 4.6 to the financial statements for the quarter ended March 31, 2006 elsewhere herein for information relating to additional stock-based compensation recorded to cost of revenue, research and development, and selling, general and administrative expenses in the quarter ended March 31, 2006.

Revenue and Gross Profit

Revenue for the quarter ended March 31, 2006 increased $50.9 million or 39.7% to $178.9 million from $128.1 million during the quarter ended April 1, 2005. The increase in net sales was from each of our end markets as follows: computing, $19.5 million; high-end consumer, $15.7 million; communications, $8.8 million and industrial, $6.8 million. In aggregate, a 50% increase in unit demand increased net sales by $64 million and a 7% decline in average selling prices (ASP’s), decreased net sales by $14 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry.

Geographically, 68%, 22% and 10% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended March 31, 2006 as compared to 59%, 26% and 15% during the quarter ended April 1, 2005. This trend toward the Asia/Pacific region has been ongoing for some time and is expected to continue as manufacturing and assembly of products containing our analog products moves to that region of the world.

We sell our products to customers in a variety of countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, Korea, Taiwan, Japan , Germany, Singapore, Thailand, Philippines and Belgium. Sales to customers in China, including Hong Kong, comprised approximately 37% of revenue, followed by the United States with 21% during the quarter ended March 31, 2006. One distributor that supports a wide range of customers in Taiwan and China accounted for 10% of the Company’s sales in the quarter ended March 31, 2006.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead (including depreciation) associated with product manufacturing. During the quarter ended March 31, 2006, gross profit increased 45% or $31.5 million to $101.9 million from $70.4 million during the quarter ended April 1, 2005. As a percentage of sales, gross margin was 57.0% during the quarter ended March 31, 2006 compared to 55.0% during the quarter ended April 1, 2005. The increase in gross margin of 200 basis points was primarily due to the efficiencies in our business operations at higher unit volume levels, lower outside wafer costs, lower test and assembly costs, lower depreciation and new product introductions with higher margins. Of the increase in cost of revenue of $19.3 million, $0.2 million relates to the Company’s adoption of SFAS 123R in the quarter ended March 31, 2006.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $0.7 million or 3% to $29.5 million during the quarter ended March 31, 2006 from $28.8 million during the quarter ended April 1, 2005. Of this increase in expenses, $1.4 million relates to the Company’s adoption of SFAS 123R in the quarter ended March 31, 2006. The balance of the change in R&D expenses was a net reduction of $0.7 million of costs, which is accounted for primarily by reduced spending on materials consumed by R&D personnel in their work. This reduction in materials expense is expected to reverse and R&D expenses going forward are expected to rise at a rate below our rate of prospective sales increases.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our Human Resource, Finance, Information Systems, Legal and Executive functions. SG&A costs increased by $7.5 million or 29% to $33.6 million during the quarter ended March 31, 2006 from $26.1 million during the quarter ended April 1, 2005. Of this increase in expenses, $4.4 million relates to the Company’s adoption of SFAS 123R in the quarter ended March 31, 2006. The balance of SG&A expenses was an increase of $3.1 million in costs, which is primarily due to higher employee incentives and sales commissions. Other elements of the increase include expenses related to the consolidation of personnel and equipment at our Florida facilities in order to facilitate the sale of certain land and buildings there. We expect SG&A costs to rise modestly in the future, although the consolidation at our Florida facilities will contribute to cost savings beginning later in this year.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased by $0.1 million to $2.4 million during the quarter ended March 31, 2006 from $2.5 million during the quarter ended April 1, 2005. The decrease is due to the completion of amortization on the value assigned to Xicor’s customer base and backlog in the definite-lived intangible asset balances. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of approximately $2.4 million per fiscal quarter until the first quarter of fiscal 2008.

SFAS 142, “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2005, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment on our intangible asset balance.

Gain on Disposition of Assets

In March 2004, we announced that we would move all internal volume of our 0.6 micron wafer processing to an outside provider’s manufacturing facility and our Florida manufacturing capacity will be used to manufacture products using greater than 1 micron proprietary processes. In conjunction with this shift, we recorded an impairment charge during the quarter ended April 2, 2004 on certain production equipment. During the quarter ended April 1, 2005, we recorded a gain of $0.6 million on the disposal of this equipment as the actual selling price of certain assets exceeded the impaired value.

Restructurings

We have completed multiple restructuring plans during the 2003 to 2005 time span as we execute our long-term, high performance analog business objectives. The cumulative effects of these restructurings have resulted in our estimate of approximately $34 million in reduced annual operating costs and we believe these plans have streamlined our business operations and enabled measurable progress toward our business objectives.

In the quarter ended April 1, 2005, we announced the most recent of these actions. The restructuring plan included the termination of employment of approximately 7% of our workforce and we recorded $2.8 million in restructuring expense. Approximately 100 employees were notified that their employment would be terminated. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The affected positions were all terminated before the end of our fiscal 2005.

We realized the following annual benefits as a result of this restructuring:

•	A reduction in the cost of revenue of $5.2 million

•	A reduction in research and development expenses of $ 2.1 million

•	A reduction of selling, general and administrative expenses of $1.1 million.

Other Income

During the quarter ended April 1, 2005, we received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted our Florida operations during 2004. A provision for loss from the storm damage was recorded in fiscal 2004.

Interest Income, net

Net interest income increased to $6.8 million during the quarter ended March 31, 2006 from $3.7 million during the quarter ended April 1, 2005. This increase is primarily attributable to rising short-term interest rates during 2005 and early 2006 and a tactical portfolio management decision to reinvest maturing balances in short-term rather than long-term issues in order to capture the short-term rising rate benefit. As it is believed that interest rates may be leveling off in the near term, we believe that our net interest income may also level off at approximately that which was earned in the quarter ended March 31, 2006 (assuming the same approximate balances available to invest).

Income Tax Expense

Our effective tax rate on income for the quarter ended March 31, 2006 of 25.0% differs from our tax rate for the quarter ended April 1, 2005 of 22.1% due primarily to the expiration of the research and development tax credit at the end of our fiscal year 2005.

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

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates. For example, the research and development tax credit provision in the law expired at the end of 2005. It is currently uncertain whether it will be re-enacted on a retrospective basis or not.

Stock-based Compensation

Summary: Beginning in fiscal year 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. This change greatly affects the comparability of our financial results for the quarter ended March 31, 2006 as compared to the quarter ended April 1, 2005. The comparability effect is expressed in footnote 4.6 to the consolidated financial statements included elsewhere herein. For the quarter ended March 31, 2006, the Company recognized $6.1 million (pre-tax) and $4.3 million (net of tax) additional stock-based compensation expense over the same quarter of the prior year. This additional amount results primarily from the recognition of stock-based compensation on stock options that was previously not recorded because the Company was accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

Stock-based compensation that was recognized by the Company prior to fiscal year 2006 and the adoption of SFAS 123R, was from the recording of the intrinsic value of deferred stock units, or DSU’s, and from the purchase accounting amortization of the fair value of our options issued in exchange for acquired companies options. In fiscal 2003, the Company had begun the practice of granting deferred stock units, or DSU’s, as a mechanism for stock compensation that is both less dilutive and assists recipients in meeting the long-term share ownership requirements adopted that year by the Compensation Committee of the Board of Directors. For more information regarding our long-term share ownership requirements, see the Report of the Compensation Committee of the Board of Directors of Intersil Corporation for Fiscal Year 2005 contained in our definitive proxy statement for 2005 filed with the SEC on March 30, 2006.

Adoption and application of SFAS 123R: The Company adopted SFAS 123R using the “modified prospective application.” Under this method, the Company has not restated its prior financial statements to reflect the then current fair value amortization of options. Such recognition of the unamortized value of the stock options is only being made in the financial statements in fiscal 2006, including this quarter ended March 31, 2006, and thereafter. Related to this choice of the modified prospective application, the Company modified certain of its outstanding grants in the fourth quarter of fiscal 2005 as described in footnote 4.5 to the consolidated financial statements for the quarter ended March 31, 2006 included elsewhere herein. This modification entailed the acceleration of certain out-of-the-money options resulting in an increase of pro-forma expense of $17.5 million, net of tax, reported in fiscal 2005. This modification was made in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in the Company’s 2006 fiscal year absent the acceleration.

Fair Value Calculation Methodology: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using the Lattice method (except for cost relating to grants made prior to the fourth quarter of fiscal 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. The Company adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility and forfeiture rates that determine the fair value of the stock option. See footnote 4.3 to the consolidated financial statements for the quarter ended March 31, 2006 included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. A significant input to the Black-Scholes method is the expected term, which we estimated based on then current historical information; that factor is an output of the Lattice model. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. For the adoption of SFAS 123R, the Company re-estimated its forfeiture rates in light of acquisitions, divestitures and restructurings that have occurred since fiscal 2002. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and will be re-examined on a quarterly basis hereafter. The Company does not believe that the effect of this re-examination of the key assumptions that are calculation inputs has had any material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period.

Performance Based Grants: During the quarter ended March 31, 2006, the company made its first grants of both DSU’s and stock options that contain both service and performance conditions. The DSU’s contain performance conditions over the life of the vesting period (three years) that measures the Company’s performance against its analog-sector semiconductor peers on several measures. Such performance measurement is such that the number of DSU’s that eventually vest to the recipient will be a function of such performance and ranges from none to 200% of the number of nominal initial DSU’s granted. With regard to the stock options that contain both service and performance conditions, the difference is that the vesting period is one year instead of the Company’s usual four years and the number of shares that eventually shall be vested and exercisable shall be a function solely of the Company’s revenues in fiscal 2006, with a range from none to 100% of the nominal initial stock options granted. In the case of grants that contain both a performance and service condition, the performance condition is initially assessed at its midpoint and will be examined quarterly thereafter to assess the likelihood of the number of shares that will eventually vest for which the Company must recognize compensation cost. If this assessment of grants with performance conditions changes or if the actual results of the estimates made with regard to other fair value calculation inputs are not consistent with our earlier assumptions and judgments, the Company may be required to change either compensation expense or income tax expense, or both. Such changes, to be recorded in the quarter the assessment changes, could be material to its results of operations in any such period.

Unrecognized Compensation Cost: As a result of the adoption of SFAS 123R, the Company currently has an aggregate future charge to be recorded in it’s financial statements of approximately $69.4 million, pre-tax. That amount will be recorded over the remaining vesting period as detailed in footnote 4.4 to the consolidated financial statements for the quarter ended March 31, 2006 included elsewhere herein.

Factors affecting future financial statement effect of SFAS 123R: The Company’s required adoption of SFAS 123R had an effect on diluted net earnings per share of approximately $0.05 in the first quarter of 2006. Subsequent quarters shall be similarly affected but are subject to changes as follows:

•    continued or increased grants of share-based payment awards will add to the unrecognized compensation cost to be recognized

•    cessation or reduction of grants of share-based payment awards would cause the unrecognized compensation cost to be reduced in future periods

•    re-assessments of the input variables to the Lattice method calculation may cause either a higher or lower total fair value to be utilized for those grants so affected

•    re-assessment of the status of the likelihood of achievement of performance conditions might cause then current recognition of compensation cost to be materially higher or lower than the original anticipated recognition schedule

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at March 31, 2006 of $146.9 million compared to December 30, 2005 of $132.8 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On April 20, 2006, we announced our outlook for the second quarter of 2006. At that time, we expected revenue for the second quarter to grow between 3-5% over the first quarter, driven by our design win successes and orders momentum. We also then expected diluted earnings per share of approximately $0.23-0.24. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed by the Company on April, 20, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2005. At March 31, 2006, we have committed to purchase $31.8 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of March 31, 2006, our total shareholders’ equity was $2.4 billion. At that date we also had approximately $676 million in cash and short-term investments, as well as $49 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative fiscal quarters presented are presented in this summarized table (in millions):

	Quarter Ended
	March 31, 2006	April 1, 2005
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$55	$36
Proceeds from exercise of compensatory stock plans, including tax benefits	36	4

	$91	$40

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$(2)
Capital expenditures, net of sale proceeds	(10)	—

	$(10)	$(2)

Returned to shareholders
Stock repurchases	$(60)	$(24)
Dividends paid	(7)	(6)

	$(67)	$(30)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(29)	$(20)

Net increase (decrease) in cash and cash equivalents	$(15)	$(12)

In the quarter ended March 31, 2006, our sources of cash delivered notably higher cash flow: $91 million vs. $40 million in the quarter ended April 1, 2005, an increase of $51 million. The Company chose to make business investments (primarily increased capital expenditures) with this increased resource ($8 million), but the primary use was to expand our returns to shareholders in the form of our stock repurchase and dividend programs by $37 million compared to the same quarter last year.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $0.5 million to $100.3 million at March 31, 2006 from $99.8 million at December 30, 2005. Inventories also increased by $0.7 million to $87.3 million at March 31, 2006 from $86.6 million at December 30, 2005. We believe non-cash working capital ratios when compared to our flow measures, such as sales and cost of sales, will remain at levels no higher than they currently are.

Capital Expenditures

Capital expenditures were $10.7 million for the quarter ended March 31, 2006 and $2.9 million the quarter ended April 1, 2005. The increase in capital expenditures was a function of the Florida facilities consolidation and certain additions to our production equipment. The Florida facilities consolidation will be complete later in this fiscal year and capital expenditures thereon will be reduced significantly.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the first quarter of 2006, as we experienced in 2005, we experienced increased cash flow from stock plans (exercises of stock options and sales under our ESPP). For the first quarter of 2006, cash collected directly from such exercises and sales approximated $33 million as compared with $4 million in the first quarter of 2005. For the entire year of 2005, we collected approximately $47 million of cash flow from stock plans. While the level of such cash inflow to us is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a 5¢ per share quarterly dividend program. Both programs represent our major efforts to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

In January 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on February 17, 2006 to shareholders of record as of the close of business on February 8, 2006. In April 2006, our Board of Directors also declared a dividend, of $0.05 per share, to be paid on May 20, 2006 to shareholders of record as of the close of business on May 10, 2006.

We have a stock repurchase program, which authorizes us to repurchase up to $150.0 million in our common stock, of which $60.0 million had been repurchased as of March 31, 2006. During the quarter ended March 31, 2006, we, as authorized by the Board of Directors, repurchased and immediately retired approximately 2.093 million shares of our Class A common stock at an approximate cost of $60.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2006, we purchased $8.8 million of foreign exchange contracts. The derivatives were also recognized on the balance sheet at their fair value, which was nominal, at March 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended March 31, 2006, we, as authorized by our Board of Directors, repurchased 2,092,676 shares of our Class A common stock at an approximate cost of $60.0 million. Such repurchased shares were retired immediately upon settlement.

Period
Begin	End	(a)	(b)	(c)	(d)
12/31/05	01/27/06	—	$—	—	$112,500,010	Plan A
01/28/06	02/24/06	757,500	$29.49	757,500	$90,163,163	Plan A
02/25/06	03/31/06	1,335,176	$28.21	1,335,176	$52,500,013	Plan A

Total		2,092,676	$28.67	2,092,676	$52,500,013

(a)	Total Number of Shares Purchased

(b)	Average Price Paid per Share
(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
(d)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs

Plan A: on November 2, 2005, we announced the approval by our Board of Directors to repurchase $150.0 million of our

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

INTERSIL CORPORATION (Registrant)

/s/ David A. Zinsner
David A. Zinsner Chief Financial Officer

Date: May 5, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Holding’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A previously filed by Intersil Corporation on February 18, 2000).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.