Form 10-Q
period 2006-06-30
INTERSIL CORP/DE
filed 2006-08-04
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 28, 2006:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	140,408,515

INTERSIL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Operations for the Quarters Ended June 30, 2006 and July 1, 2005 and the Two Quarters Ended June 30, 2006 and July 1, 2005 (unaudited)	3

	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 30, 2005	4

	Consolidated Statements of Cash Flows for the Two Quarters Ended June 30, 2006 and July 1, 2005 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(in thousands, except per share and share amounts) (unaudited)
Revenue	$187,632	$139,076	$366,564	$267,156
Cost of revenue	80,256	62,198	157,278	119,887

Gross profit	107,376	76,878	209,286	147,269

Operating costs, expenses and other income
Research and development	32,222	29,997	61,763	58,811
Selling, general and administrative	37,146	26,513	70,767	52,606
Amortization of purchased intangibles	2,367	2,372	4,734	4,863
Gain on disposition of assets	—	—	—	(618)
Restructuring	—	—	—	2,845
Other income	—	—	—	(2,000)

Operating income	35,641	17,996	72,022	30,762
Loss on certain investments, net	(1,892)	—	(1,892)	—
Interest income, net	7,147	4,221	13,939	7,910

Income before income taxes	40,896	22,217	84,069	38,672
Income tax expense (benefit)	(2,089)	4,881	8,704	8,519

Net income	$42,985	$17,336	$75,365	$30,153

Basic earnings per share:
Net income	$0.30	$0.12	$0.53	$0.21

Diluted earnings per share:
Net income	$0.30	$0.12	$0.52	$0.21

Weighted average common shares outstanding (in millions):
Basic	141.2	142.6	141.4	143.0

Diluted	144.1	145.0	144.5	145.3

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 30, 2005
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$106,593	$137,697
Short-term investments	580,876	417,531
Trade receivables, less allowances ($4,960 as of June 30, 2006 and $5,950 as of December 30, 2005)	114,191	99,791
Inventories, net	91,017	86,604
Prepaid expenses and other current assets	13,898	11,893
Deferred income taxes	32,755	32,849

Total current assets	939,330	786,365
Non-current assets
Property, plant & equipment, less accumulated depreciation ($143,229 as of June 30, 2006 and $137,080 as of December 30, 2005)	103,718	96,610
Goodwill and purchased intangibles, less accumulated amortization	1,456,388	1,462,960
Long-term investments	45,032	157,139
Deferred income taxes	67,841	65,862
Other	11,664	14,781

Total non-current assets	1,684,643	1,797,352

Total assets	$2,623,973	$2,583,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$31,637	$27,122
Accrued compensation	36,957	32,203
Deferred net revenue	12,276	10,961
Other accrued liabilities	22,422	25,684
Income taxes payable	51,970	58,140

Total current liabilities	155,262	154,110
Shareholders’ equity
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600,000,000 shares authorized; 140,617,170 shares outstanding at June 30, 2006 and 141,051,346 shares outstanding at December 30, 2005	1,406	1,411
Additional paid-in capital	2,280,544	2,312,663
Retained earnings	185,951	124,779
Unearned compensation	—	(9,455)
Accumulated other comprehensive income	810	209

Total shareholders’ equity	2,468,711	2,429,607

Total liabilities and shareholders’ equity	$2,623,973	$2,583,717

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	June 30, 2006	July 1, 2005
	(unaudited, in thousands)
Operating activities:
Net income	$75,365	$30,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,551	17,597
Provisions for inventory obsolescence	1,400	737
Stock-based compensation	24,123	8,186
Tax benefit on stock-based compensation	(7,075)	(3,131)
Restructuring and impairments	—	2,227
Loss on sale of certain investments	1,892	—
Loss (gain) on sale of equipment	(177)	15
Deferred income taxes	(5,589)	2,972
Changes in operating assets and liabilities:
Trade receivables	(14,400)	(3,658)
Inventories	(5,496)	3,783
Prepaid expenses and other current assets	1,230	748
Trade payables and accrued liabilities	6,847	(1,933)
Income taxes payable	7,609	5,447
Other	2,320	168

Net cash provided by operating activities	104,600	63,311
Investing activities:
Proceeds from sales of auction rate securities	371,670	338,571
Purchases of auction rate securities	(451,480)	(416,876)
Proceeds from sales or maturities of short-term investments	60,805	71,316
Purchases of short-term investments	(11,275)	(9,751)
Proceeds from sales of long-term investments	—	19,747
Purchases of long-term investments	(20,955)	—
Cash flows resulting from business combinations	(382)	(2,163)
Proceeds from sale of property, plant and equipment	884	4,347
Purchases of property, plant and equipment	(22,870)	(7,684)

Net cash used in investing activities	(73,603)	(2,493)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase program	66,682	12,648
Excess tax benefit received on exercise of stock options	5,049	—
Dividends paid	(14,193)	(11,453)
Repurchase of common stock	(120,000)	(59,836)

Net cash used in financing activities	(62,462)	(58,641)
Effect of exchange rates on cash and cash equivalents	361	(1,104)

Net increase (decrease) in cash and cash equivalents	(31,104)	1,073
Cash and cash equivalents at the beginning of the period	137,697	129,700

Cash and cash equivalents at the end of the period	$106,593	$130,773

See notes to consolidated financial statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Intersil Corporation (“Intersil” or the “Company”) have been prepared by the Company, without audit, and such preparation requires the use of management estimates. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature. The consolidated balance sheet at December 30, 2005, has been derived from the Company’s audited consolidated financial statements at that date.

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

The results of operations for the quarter and for the two quarters ended June 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company is a global designer and manufacturer of high performance analog integrated circuits. Our products address applications within four primary end-markets: high-end consumer, industrial, communications and computing.

1.1) Reclassifications—Certain amounts, primarily stock-based compensation, in prior periods presented have been reclassified to conform to the current year presentation.

1.2) Revenue Recognition—Revenue is recognized upon shipment to all customers, except North American distributors. The Company generally recognizes revenue to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms to North American distributors, in which case, revenue is recognized at the point of shipment. Sales to international distributors are made under agreements, which provide price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (CRD), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of such shipment. It is the Company’s intent that such shipments be made not more than ten days in advance of CRD.

1.3) Seasonality—The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that they generally experience weaker demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Note 2—Comprehensive Income

Comprehensive income consists of currency translation adjustments. The components of consolidated comprehensive income were as follows:

	Quarter Ended		Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(thousands)
Net income	$42,985	$17,336	$75,365	$30,153
Other comprehensive income:
Currency translation adjustments, net of tax effect	(405)	653	(447)	724

Comprehensive income	$42,580	$17,989	$74,918	$30,877

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$42,985	$17,336	$75,365	$30,153

Denominator:
Denominator for basic earnings per share weighted average common shares	141,220	142,577	141,370	143,028
Effect of dilutive securities:
Stock options	2,399	2,125	2,763	2,071
Deferred stock units and warrants	447	271	415	224

Denominator for diluted earnings per share adjusted weighted average common shares	144,066	144,973	144,548	145,323

Basic earnings per share	$0.30	$0.12	$0.53	$0.21

Diluted earnings per share	$0.30	$0.12	$0.52	$0.21

Note 4—Stock-Based Compensation

4.1) Overview—Effective December 31, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company adopted the modified prospective application transition method. Under this method, the portion of compensation cost for all share-based payments granted prior to adoption for vesting service provided since adoption was recorded in the two quarters ended June 30, 2006 and, as such, the Company’s results of operations and financial position for prior periods have not been restated.

4.2) Share-based Payment Arrangements—At June 30, 2006, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options and deferred stock units (DSU’s) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). Additionally, the Company has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at June 30, 2006	Available for Issuance at June 30, 2006
	(shares in thousands)
1999 Plan	36,250	18,365	11,654
Acquired Plans	—	6,823	—
ESPP	2,333	—	701

	38,583	25,188	12,355

The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. Those dates are the last trading day in March and September, with settlement of the purchase transaction early in the following respective month. In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of fiscal 2004 and prior years and then began using a Lattice model at the start of the last quarter of fiscal 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and uses input assumptions to better predict future volatility of the underlying stock price. The fair value of DSU’s at the date of grant is the fair market value of the Company’s common stock at that date. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the two quarters ended June 30, 2006 and July 1, 2005, the Company estimated the fair value of each stock option as of the date of grant using a Lattice model with the following assumptions:

	Two Quarters Ended June 30, 2006		Two Quarters Ended July 1, 2005
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% – 35.9%	34.4% – 34.5%	36.0% – 43.1%
Weighted average volatility	33.9%	34.4%	38.4%
Range of dividend yields	0.69 – 0.87%	0.73%	0.80 – 1.02%
Weighted average dividend yield	0.72%	0.73%	0.92%
Range of risk-free interest rates	4.3 – 5.0%	4.7%	3.5 – 4.1%
Range of expected lives, in years	3.4 – 5.3	1.8 – 2.2	4.0 – 5.8

Most options granted since April 2004 under the Company’s 1999 Plan vest ratably over four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For DSU’s the expected life for amortization of the grant date fair value is the vesting term, generally three years. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions is 50%, which is substantially higher than the historical forfeiture rate used for valuing grants with only service conditions. See Note 4.7 for further information with regard to grants with both performance and service conditions.

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for all of the Company’s share-based payment awards, including those granted with both performance and service conditions, in the quarters ended March 31, 2006 and June 30, 2006 is presented below:

	Stock Options			DSU’s		All Awards
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Weighted Average Remaining Contract Lives (Yrs.)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Awards outstanding at December 30, 2005	23,613	$20.03	6.2	329	1.4
Granted	1,848	26.65		164
Exercised	(2,120)	16.28		—
Canceled	(235)	23.31		—

Awards outstanding at March 31, 2006	23,106	$20.87	5.9	493	1.7
Granted	3,626	29.24		191
Exercised(1)	(1,544)	19.44		(29)
Canceled	(639)	19.57		(16)

Awards outstanding at June 30, 2006	24,549	$22.23	5.8	639	2.0	$39.9	$92.7

Awards exercisable/vested at June 30, 2006	14,157	$21.55	5.4	—	—	$24.1	—

Awards unexercisable/ unvested at June 30, 2006	10,392	$23.16	6.3	639	2.0	$15.8	$92.7

		Stock Options		DSU’s		All Awards
Weighted average fair value per share of awards granted in the two quarters ended June, 30, 2006		$8.74		$27.64		$9.89

(1)	DSU’s exercised are those that have reached full vested status and have been issued to recipients as a taxable event.

As of June 30, 2006, the unrecognized compensation cost of $92.7 million related to unvested share-based awards is expected to be recognized over a period of 3.9 actual years as follows (in millions): remainder of fiscal 2006 $24.9; fiscal 2007 $35.1; fiscal 2008 $21.3; fiscal 2009 $9.8; fiscal 2010 $1.6. The weighted average recognition period for this compensation cost, a measure required to be disclosed in accordance with SFAS 123R, is 1.5 years.

The Company’s ESPP has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period. Therefore, in the fiscal quarter ended June 30, 2006, a total of 91,435 shares were issued related to the ESPP.

For the two quarters ended June 30, 2006 and July 1, 2005, the aggregate intrinsic value of shares exercised was approximately $43.1 million and $12.5 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of stock options. The Company’s stock repurchase programs are not conducted as a result of the issuance of shares under our share-based payment arrangements.

The cash received by the Company from the exercise of stock options and sale of ESPP shares was $66.9 and $12.6 million, in the two quarters ended June 30, 2006 and July 1, 2005, respectively, and the related tax benefit realized by the Company from the tax deduction thereon was $13.7 and $4.1 million, respectively in the two quarters ended June 30, 2006 and July 1, 2005, respectively.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable (unvested) awards as of March 31, 2006 and June 30, 2006 and changes during the fiscal quarters then ended:

Unexercisable (unvested) awards	Shares (in thousands)	Weighted Average Grant Date Fair Values (per share)
At December 30, 2005	8,107	$8.33
Granted	2,012	8.76
Vested	(774)	7.81
Canceled	(33)	6.33

At March 31, 2006	9,312	$8.47
Granted	3,817	10.47
Vested	(1,473)	7.35
Canceled	(624)	8.23

At June 30, 2006	11,032	$9.32

For the two quarters ended July 1, 2005, the weighted average grant date fair values of stock options and DSU’s was $6.26 and $17.08 per share, respectively. For all awards, the weighted average grant date fair value was $6.63 per share. As described in the foregoing regarding the adoption of SFAS 123R in fiscal 2006, the appropriate portion of the fair values for stock options was not recorded in the statement of operations for the two quarters ended July 1, 2005. The appropriate portion of the fair values of DSU’s was recorded in both periods presented.

4.5) Acceleration of Vesting—In the fourth quarter of fiscal 2005, when the Company’s stock price was approximately $20.19, the Company accelerated all options with exercise prices of $22 per share and higher (that is, all were out-of-the-money) that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in the Company’s 2006 fiscal year, absent the acceleration.

4.6) Financial Statement Effects and Presentation—The following table shows stock-based compensation expense and the related income tax benefit for the periods indicated that are included in the Consolidated Statements of Operations:

	Quarter ended June 30, 2006 (in thousands)	Quarter ended July 1, 2005 (in thousands)	Two Quarters ended June 30, 2006 (in thousands)	Two Quarters ended July 1, 2005 (in thousands)
Cost of revenue	$1,009	$248	$1,613	$629
Research and development	4,885	1,870	8,439	3,922
Selling, general and administrative	8,002	1,937	14,071	3,637
Income tax benefit	(3,698)	(1,551)	(7,075)	(3,131)

At June 30, 2006, the Company’s net inventory balance includes $316,000 of capitalized stock compensation. Of the $13.9 million of pre-tax compensation expense in the quarter ended June 30, 2006, $12.3 million is from stock options, $1.3 million is from DSU’s and $0.3 million is from the ESPP.

The following table shows the effect on reported net income and income per share for the quarter and two quarters ended July 1, 2005 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

	Quarter Ended July 1, 2005 (in millions)	Two Quarters Ended July 1, 2005 (in millions)
Net income, as reported	$17.3	$30.2
Add: Stock-based employee compensation included in reported net income, net of tax	2.5	5.0
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.0)	(12.8)

Net income, pro forma	$13.8	$22.4

Basic income per share:
As reported	$0.12	$0.21

Pro forma	$0.10	$0.16

Diluted income per share:
As reported	$0.12	$0.21

Pro forma	$0.10	$0.15

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). Previously, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. The $5.0 million of excess tax benefits classified as a financing cash inflow for the two quarters ended June 30, 2006 reflects the required presentation.

In addition to other disclosures regarding the effect of adoption of SFAS 123R, the provisions of the pronouncement requires the disclosure of certain measures of the Company’s financial performance had the Company continued to apply the provisions of APB 25 in the quarter ended June 30, 2006. This information is to enhance a financial statement user’s understanding of the effect of the adoption of this pronouncement on the period noted below. For the quarter ended June 30, 2006, the Company’s estimated total pre-tax stock compensation expense would have been $3.0 million with a related tax benefit of $1.2 million, resulting in an after-tax expense of $1.8 million. When compared with the actual total pre-tax stock compensation expense in the quarter ended June 30, 2006, these amounts are lower by $10.9 million for estimated total pre-tax stock expense and $8.3 million for estimated after-tax expense. On a per share basis, this means that our basic and diluted earnings per share would have been $0.36 instead of the $0.30 reported herein. Furthermore, as a result of the adoption of SFAS 123R, our net cash flow provided by operating activities for the two quarters ended June 30, 2006 would have been an estimated $109.7 million instead of the $104.6 million reported herein and our net cash used in financing activities would have been an estimated $67.5 instead of the $62.5 million reported herein.

4.7) Performance-based Grants—In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s revenue and operating income measured against our peer group.

DSU’s: Performance-based grants in the form of DSU’s were made to certain directors, officers and key managerial staff since December 30, 2005. These DSU grants, totaling 323,000 shares, are subject to performance conditions relating to the Company’s performance relative to a peer group of companies with regard to revenue and operating income growth over a three-year period. When they vest in three years from grant they may range from an aggregate of zero to 646,000 shares available to the grantees. As a result of this performance condition, these grants will be evaluated periodically for the estimated number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income will be appropriately adjusted as a result of these periodic evaluations. The initial fair value measurement with regard to these performance-based grants, which is to be recognized as compensation cost over the performance period, was $8.9 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

Stock options: Performance-based grants in the form of stock options were made to a broad-based group of employees during the quarter ended March 31, 2006 and are subject to performance conditions relating to the Company’s internal revenue goal for fiscal 2006. These options were structured such that the maximum number available to be earned and vested is 600,000 shares. Since the expected number initially estimated to be earned and vest is 300,000, the fair value of these grants was calculated based on 600,000 shares with the parameters stated in Note 4.3 above but with a 50% assumed forfeiture rate. As a result of the performance condition, these grants will be evaluated each fiscal quarter for the likely number of shares that might be issued thereunder when fully vested. During the quarter ended June 30, 2006, this quarterly evaluation resulted in an adjustment to a 25% assumed forfeiture rate on this grant and the appropriate adjustment was made during the quarter. The initial fair value measure with regard to these performance-based grants to be recognized as compensation cost over the performance period was $1.7 million.

Note 5—Investments

5.1) Available for Sale (AFS) Investments—Investments designated as available-for-sale include marketable debt and equity securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholder’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

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

5.2) Held-to-Maturity (HTM) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as HTM securities as the Company has the positive intent and ability to hold them until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Consolidated Balance Sheets.

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	June 30, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
US Treasury and government debt (HTM)	$130.2	$20.0	< 1
State & municipality issued debt (HTM)	21.7	53.4	< 1
Corporate issued debt (HTM)	5.0	—	< 1
Auction rate securities (AFS)	424.0	344.1	>10

Total	$580.9	$417.5

The fair market value of these securities held as of June 30, 2006 was approximately $578.4 million, which was an unrecognized loss of $2.5 million. The fair market value of these securities held as of December 30, 2005 was approximately $417.3 million, which was an unrecognized loss of $0.2 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	June 30, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
US Treasury and government debt (HTM)	$33.5	$129.2	1-3
State and municipality issued debt (HTM)	11.5	27.9	1-3

Total	$45.0	$157.1

The fair market value of these securities held as of June 30, 2006 was approximately $44.5 million, which was an unrealized loss of $0.5 million. The fair market value of these securities held as of December 30, 2005 was approximately $154.2 million, which was an unrealized loss of $2.9 million.

5.5) Trading investments—Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as Trading investments a portion of its marketable equity securities which are contained in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio which represents liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no impact on earnings. The Company’s portfolios of Trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $8.2 million and $7.4 million at June 30, 2006 and December 30, 2005, respectively.

5.6) Cost Method Investments—All investments that are not accounted for as AFS, HTM or Trading are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Cost method investments are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. The Company reviews its cost method investments at least quarterly for impairment indicators.

During the quarter ended June 30, 2006, both of the Company’s investments were liquidated. The Company’s investment in a privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. The Company’s $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. The Company believes that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments is $1.9 million for the quarter ended June 30, 2006, which is the balance in the line item “Loss on certain investments, net” in the Consolidated Statements of Operations. At December 30, 2005, the Company’s carrying value for these investments aggregated $4.1 million.

Note 6— Property, Plant & Equipment

The Company has been in the process of consolidating operations on its Florida site to gain operating efficiencies and facilitate the sale of certain land, buildings and equipment. During the quarter ended June 30, 2006, the Company vacated the space it occupies in the buildings that will be sold. As a result, the Company reclassified the net book value of the affected land and buildings to Held for Sale (HFS) status in its financial statements ($3.2 million) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The provisions of SFAS 144 required the Company to cease further depreciation of the subject plant and equipment at the time of such reclassification. Based on appraisals and indications of interest for the property, the Company did not record an impairment loss at the time of reclassification to HFS status. The $3.2 million HFS balance is contained in the “Prepaid expenses and other current assets” line item on the Consolidated Balance Sheet at June 30, 2006.

Note 7—Inventories

Inventories are summarized below:

	June 30, 2006	December 30, 2005
	(millions)
Finished products	$27.7	$23.0
Work in progress	59.7	61.0
Raw materials and supplies	3.6	2.6

Total inventories, net	$91.0	$86.6

At June 30, 2006 and December 30, 2005, the Company was committed to purchase $17.3 million and $16.0 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note 8—Intangibles

Intangibles are summarized below:

	June 30, 2006	December 30, 2005
	(millions)
Indefinite-Lived Intangible Assets:
Goodwill	$1,421.8	$1,423.6
Definite-Lived Intangible Assets:
Developed Technology	59.0	59.0
Less accumulated amortization	(24.4)	(19.7)

Total Intangibles	$1,456.4	$1,462.9

Indefinite lived intangible assets identified as assembled workforce have been included within goodwill in accordance with SFAS 141, “Business Combinations.” Definite lived intangible assets are amortized over their useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Consolidated Statements of Operations. The following table summarizes changes in Intersil’s net indefinite-lived goodwill balance since December 30, 2005:

(millions)
Indefinite-lived goodwill balance as of December 30, 2005	$1,423.6
Goodwill adjustment relating to the purchase of Xicor	(1.5)
Goodwill adjustment relating to the purchase of Elantec	(0.3)

Total indefinite-lived goodwill as of June 30, 2006	$1,421.8

The adjustments to goodwill resulted from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 9—Shareholders’ Equity

9.1) Dividends—In April 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment was made on May 20, 2006 to shareholders of record as of the close of business on May 10, 2006. The total amount paid was $7.1 million. In July 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment will be made on August 18, 2006 to shareholders of record as of the close of business on August 8, 2006.

9.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 30, 2005 (in thousands of shares):

For the two quarters ended June 30, 2006
Balance as of December 30, 2005	141,051
Shares issued under stock plans	3,798
Repurchase and retirement of shares	(4,232)

Balance as of June 30, 2006	140,617

9.3) Deferred Stock Units and Unearned Compensation—Prior to the adoption of SFAS 123R, the Company, in accordance with the provisions of FASB Interpretation No 44, “Accounting for Certain Transactions Involving Stock Compensation” maintained a contra-equity account that represented the unamortized expense relating to its DSU’s and the fair value of its stock options issued in exchange for those of acquired companies. In accordance with the provisions of SFAS 123R the Company reversed the contra-equity account to additional paid-in capital upon adoption of SFAS 123R.

Note 10—Restructurings

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees. The terms of the relevant severance benefits were outlined in the pre-existing employee benefit policies of the Company. As the severance obligation was probable and reasonably estimable and was a vested right attributable to the employees’ service already rendered, the Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005 for the severance benefits it was obligated to pay in accordance with the provisions of SFAS 112, “Employers” Accounting for Postemployment Benefits.” The affected positions included manufacturing, research and development, and selling, general and administrative employees. At July 1, 2005, the remaining accrual for this restructuring was $0.6 million. As of December 30, 2005, all of the affected positions had been terminated and the restructuring accrual had been fully utilized.

Note 11—Gain on Disposition of Assets

In fiscal 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. At that time, the Company recorded an impairment charge on certain production equipment and other assets. In the quarter ended April 1, 2005, the Company recorded a gain of $0.6 million on the disposal of this equipment as the actual selling price of certain assets exceeded the carrying value.

Note 12—Other Income

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004.

Note 13—Income Taxes

During the quarter ended June 30, 2006, the Company recorded tax benefits related to certain one-time, discrete tax events. As a result, the Company’s effective tax rate for the quarter ended June 30, 2006 was a benefit of approximately 5%. These one-time adjustments and other recurring items such as international income taxed at lower rates, account for the difference between this benefit and the statutory U.S. income tax rate.

Note 14—Legal Matters and Indemnifications

14.1) Legal Matters—The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates. If the Company believes a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss.

14.2) Indemnifications—The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

In certain instances when the Company divests a select portion of its product portfolio to a buyer, the Company may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration and terms for environmental indemnities typically do not expire. The maximum potential future payments that the Company could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. The Company believes that the maximum potential future payments that the Company could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

Note 15— Segment Information

The Company reports its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 16— Recent Accounting Pronouncements

16.1) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) – This pronouncement is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters. The Company plans to adopt FIN 48 effective for its fiscal 2007. The Company is presently evaluating the effect of such adoption on its consolidated statements of operations and consolidated balance sheets.

Note 17— Subsequent Event

In April 2004, Freeport Partners, LLC, a purported shareholder of Xicor, filed an action in the California Superior Court (Court) in Santa Clara County against Intersil, Xicor, and Xicor’s directors in connection with our acquisition of Xicor (the “Matter”). As previously reported, both Xicor and Intersil have been dismissed from the suit and on February 14, 2006, the Judge in the Matter granted preliminary approval of a stipulated settlement agreement. A final approval hearing took place on July 19, 2006 and the Court issued a Final Judgment of Dismissal with Prejudice, which terminated the Matter as it pertains to the former Directors of Xicor.

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

Critical Accounting Policies

There have been no significant changes to the our critical accounting policies during the two quarters ended June 30, 2006 with the exception of the policy regarding the accounting for stock-based compensation that is associated with the adoption of SFAS 123R as noted below (see “Stock-based Compensation” discussion in this Management’s Discussion & Analysis). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Results of Operations

The following table sets forth data which are derived from our consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(percent of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.8	44.7	42.9	44.9

Gross profit	57.2	55.3	57.1	55.1
Operating costs, expenses and other income
Research and development	17.2	21.6	16.8	22.0
Selling, general and administrative	19.8	19.1	19.3	19.7
Amortization of purchased intangibles	1.3	1.7	1.3	1.8
Gain on disposition of assets	—	—	—	(0.2)
Restructuring	—	—	—	1.1
Other income	—	—	—	(0.7)

Operating income	19.0	12.9	19.6	11.5
Loss on certain investments, net	(1.0)	—	(0.5)	—
Interest income, net	3.8	3.0	3.8	3.0

Income before income taxes	21.8	16.0	22.9	14.5
Income tax expense (benefit)	(1.1)	3.5	2.4	3.2

Net income	22.9%	12.5%	20.6%	11.3%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter and two quarters ended July 1, 2005 have been reclassified to conform to the presentation in the quarter and two quarters ended June 30, 2006. See footnote 4.6 to the financial statements for the quarter ended June 30, 2006 elsewhere herein for information relating to additional stock-based compensation recorded to cost of revenue, research and development, and selling, general and administrative expenses in the quarter and two quarters ended June 30, 2006.

Revenue and Gross Profit

Revenue for the quarter ended June 30, 2006 increased $48.6 million, or 34.9%, to $187.6 million from $139.1 million during the quarter ended July 1, 2005. The increase in net sales was from each of our end markets as follows: computing, $12.2 million; high-end consumer, $15.1 million; communications, $14.3 million and industrial, $7.0 million. In aggregate, a 45% increase in unit demand increased net sales by $62 million and an 8% decline in average selling prices (ASP’s), decreased net sales by $15 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue.

Revenue for the two quarters ended June 30, 2006 increased $99.4 million or 37.2% to $366.6 million from $267.2 million during the two quarters ended July 1, 2005. The increase in net sales was from each of our end markets as follows: computing, $31.7 million; high-end consumer, $30.8 million; communications, $25.4 million and industrial, $11.5 million. In aggregate, a 47% increase in unit demand increased net sales by $126 million and a 7% decline in ASP’s, decreased net sales by $29 million.

Geographically, 68%, 22% and 10% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the two quarters ended June 30, 2006 as compared to 63%, 25% and 12% during the two quarters ended July 1, 2005. This trend of an increasing percentage of our sales being derived from the Asia/Pacific region has been ongoing for some time and is expected to continue as manufacturing and assembly of products containing our analog products continues to grow much faster in the Asia/Pacific region than in other parts of the world.

We sell our products to customers in a variety of countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Thailand, Italy and Malaysia. Sales to customers in China, including Hong Kong, comprised approximately 36% of revenue, followed by the United States with 21% of revenue, and then South Korea with 10% of revenue during the two quarters ended June 30, 2006. No customer accounted for more than 10% of our sales in the two quarters ended June 30, 2006.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead (including depreciation) associated with product manufacturing. During the quarter ended June 30, 2006, gross profit increased 40% or $30.5 million to $107.4 million from $76.9 million during the quarter ended July 1, 2005. As a percentage of sales, gross margin was

57.2% during the quarter ended June 30, 2006 compared to 55.3% during the quarter ended July 1, 2005. During the two quarters ended June 30, 2006, gross profit increased 42% or $62.0 million to $209.3 million from $147.3 million during the two quarters ended July 1, 2005. The increase in gross margin was primarily due to the efficiencies in our business operations at higher unit volume levels, lower outside wafer costs, lower test and assembly costs, lower depreciation and new product introductions with higher margins. The adoption of SFAS 123R at the beginning of 2006 resulted in increased stock compensation of $0.8 million in cost of revenue during the quarter ended June 30, 2006 and $1.0 million in cost of revenue during the two quarters ended June 30, 2006 compared to the corresponding periods of 2005.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and other costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $2.2 million (or 7%) and $3.0 million (or 5%) to $32.2 million and $61.8 million during the quarter and two quarters ended June 30, 2006, respectively, from $30.0 million and $58.8 million during the quarter and two quarters ended July 1, 2005, respectively. Of the increase in expenses, $3.0 million in the quarter ended June 30, 2006 and $4.5 million in the two quarters ended June 30, 2006 relate to our adoption of SFAS 123R at the beginning of 2006. The balance of the change in R&D expenses was a net reduction of costs of $0.8 million during the quarter ended June 30, 2006 and $1.6 million during the two quarters ended June 30, 2006, which is accounted for primarily by reduced spending on materials consumed by R&D personnel in their work. This reduction in materials expense is expected to reverse and R&D expenses going forward are expected to rise at a rate below our rate of prospective sales increases.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, accounting and finance, information systems, legal and executive functions. SG&A costs increased by $10.6 million (or 40%) and $18.2 million (or 35%) to $37.1 million and $70.8 million during the quarter and two quarters ended June 30, 2006, respectively, from $26.5 million and $52.6 million during the quarter and two quarters ended July 1, 2005, respectively. Of the increase in expenses, $6.1 million in the quarter ended June 30, 2006 and $10.4 million in the two quarters ended June 30, 2006 relate to our adoption of SFAS 123R at the beginning of 2006. The balance of SG&A expenses was an increase in costs of $4.5 million in the quarter ended June 30, 2006 and $7.8 million during the two quarters ended June 30, 2006, which is primarily due to an increase in headcount in sales and marketing and higher sales commissions. We also incurred higher travel and meeting expenses in the second quarter of 2006 related to worldwide sales and training conferences. No similar conferences were held in the 2005 quarter. Other elements of the increase in the quarter and two quarters ended June 30, 2006 include expenses related to the consolidation of personnel and equipment at our Florida facilities in order to facilitate the sale of certain land and buildings there. We expect SG&A costs to remain essentially flat in the next two quarters, as the increase in expenses due to higher sales will be offset by a reduction in travel and meeting related expenses.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased by $0.1 million to $4.8 million during the two quarters ended June 30, 2006 from $4.9 million during the two quarters ended July 1, 2005. The decrease is due to the completion of amortization on the value assigned to Xicor’s customer base and backlog in the definite-lived intangible asset balances. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of approximately $2.4 million per fiscal quarter until the first quarter of fiscal 2008.

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

Gain on Disposition of Assets

In March 2004, we announced that we would move all internal volume of our 0.6 micron wafer processing to an outside provider’s manufacturing facility and our Florida manufacturing capacity will be used to manufacture products using greater than 1 micron proprietary processes. In conjunction with this shift, we recorded an impairment charge during the quarter ended April 2, 2004 on certain production equipment. During the quarter ended April 1, 2005, we recorded a gain of $0.6 million on the disposal of this equipment as the actual selling price of certain assets exceeded the carrying value.

Restructurings

During the period from 2003 to 2005, we executed a plan to position ourselves as a high-performance analog semiconductor designer, manufacturer and marketer. As a result, we have completed multiple restructuring plans during that time. The cumulative effects of these restructurings have resulted in our estimate of approximately $34 million in reduced annual operating costs and we believe these plans have streamlined our business operations and enabled measurable progress toward our business objectives.

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

We realized the following annual benefits as a result of this restructuring:

•	A reduction in the cost of revenues of $5.2 million

•	A reduction in research and development expenses of $2.1 million

•	A reduction of selling, general and administrative expenses of $1.1 million.

Other Income

During the quarter ended April 1, 2005, we received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted our Florida operations during 2004. A provision for loss from the storm damage was recorded in fiscal 2004.

Loss on Certain Investments, net

During the quarter ended June 30, 2006, we liquidated our two cost method investments. Our investment in one privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. Our $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. We believe that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments was $1.9 million for the quarter ended June 30, 2006. At December 30, 2005, the carrying value for these investments was $4.1 million.

Interest Income, net

Net interest income increased to $7.1 million and $13.9 million during the quarter and two quarters ended June 30, 2006, respectively, from $4.2 million and $7.9 million during the quarter and two quarters ended July 1, 2005. This increase is primarily attributable to rising short-term interest rates during 2005 and early 2006 and a tactical portfolio management decision to reinvest maturing balances in short-term rather than long-term issues in order to capture the short-term rising rate benefit. As it is believed that interest rates may be leveling off in the near term, we believe that our net interest income may also level off at approximately that which was earned in the quarter ended June 30, 2006 (assuming the same approximate balances available to invest).

Income Tax Expense (Benefit)

During the quarter ended June 30, 2006, the Company recorded tax benefits related to certain discrete tax events. As a result, the Company’s effective tax rate for the quarter ended June 30, 2006 was a benefit of approximately 5%. These discrete adjustments and other recurring items such as international income taxed at lower rates, account for the difference between this benefit and the statutory U.S. income tax rate. Our effective tax rate for the two quarters ended June 30, 2006 was 10.4% due to the tax benefits recorded in the quarter ended June 30, 2006. Our tax rate for the quarter and two quarters ended July 1, 2005 was 22.0%.

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

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates. For example, the research and development tax credit provision in the law expired at the end of 2005. It is currently uncertain whether it will be re-enacted on a retrospective basis.

Stock-based Compensation

Summary: Beginning in fiscal year 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. This change greatly affects the comparability of our financial results for the quarter and two quarters ended June 30, 2006 with the financial results for the quarter and two quarters ended July 1, 2005. The comparability effect is expressed in footnote 4.6 to the consolidated financial statements included elsewhere herein. For the quarter ended June 30, 2006, we recognized $9.8 million (pre-tax) and $7.7 million (net of tax) additional stock-based compensation expense over the quarter ended July 1, 2005. For the two quarters ended June 30, 2006, we recognized $15.9 million (pre-tax) and $12.0 million (net of tax) additional stock-based compensation expense over the two quarters ended July 1, 2005. This additional amount results primarily from the recognition of stock-based compensation on stock options that was previously not recorded because we were accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

Stock-based compensation that was recognized prior to fiscal 2006 and the adoption of SFAS 123R, was from the recording of the intrinsic value of deferred stock units (DSU’s), and from the purchase accounting amortization of the fair value of our options issued in exchange for acquired companies options. In fiscal 2003, we began the practice of granting DSU’s as a mechanism for stock compensation that is both less dilutive and assists recipients in meeting the long-term share ownership requirements adopted that year by the Compensation Committee of the Board of Directors. For more information regarding our long-term share ownership requirements, see the Report of the Compensation Committee of the Board of Directors of Intersil Corporation for Fiscal Year 2005 contained in our definitive proxy statement for 2005 filed with the SEC on March 30, 2006.

Adoption and application of SFAS 123R: We adopted SFAS 123R using the “modified prospective application.” Under this method, we have not restated our prior financial statements to reflect the then current fair value amortization of options. Such recognition of the unamortized value of the stock options is only being made in the financial statements in fiscal 2006, including the quarter and two quarters ended June 30, 2006, and thereafter. Related to this choice of the modified prospective application, we modified certain of our outstanding grants in the fourth quarter of fiscal 2005 as described in footnote 4.5 to the consolidated financial statements for the quarter ended June 30, 2006 included elsewhere herein. This modification entailed the acceleration of certain out-of-the-money options resulting in an increase of pro-forma expense of $17.5 million, net of tax, reported in fiscal 2005. This modification was made in order to enable us to forego recognizing the related compensation expense in our statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in our 2006 fiscal year absent the acceleration.

Fair Value Calculation Methodology: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using a Lattice method (except for cost relating to grants made prior to the fourth quarter of fiscal 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer contractual terms and a lack of marketability that is not well recognized by the Black-Scholes method. We adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility and forfeiture rates that determine the fair value of the stock option. See footnote 4.3 to the consolidated financial statements for the quarter ended June 30, 2006 included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. A significant input to the Black-Scholes method is the expected term, which we estimated based on then current historical information; that factor is an output of the Lattice model. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. For the adoption of SFAS 123R, we re-estimated our forfeiture rates in light of acquisitions, divestitures and restructurings that have occurred since fiscal 2002. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and will be re-examined on a quarterly basis hereafter. We do not believe that the effect of this re-examination of the key assumptions that are calculation inputs has had any material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period.

Performance Based Grants: During fiscal 2006 we made our first grants of both DSU’s and stock options that contain both service and performance conditions. The DSU’s contain performance conditions over the life of the vesting period (three years) that measures our performance against our analog-sector semiconductor peers on several measures. The performance measurement is such that the number of DSU’s that eventually vest to the recipient will be a function of that performance and will range from 0% to 200% of the number of nominal initial DSU’s granted. With regard to the stock options that contain both service and performance conditions, the difference is that the vesting period is one year instead of our usual four years and the number of shares that eventually shall be vested and exercisable will be a function solely of our revenues in fiscal 2006, with a range from 0% to 100% of the nominal initial stock options granted. In the case of grants that contain both a performance and service condition, the performance condition is initially assessed at its midpoint (50% expressed as an estimated forfeiture rate) and will be examined quarterly thereafter to assess the likelihood of the number of shares that will eventually vest for which we must recognize compensation cost. During the quarter ended June 30, 2006, this quarterly evaluation resulted in an adjustment to a 25% assumed forfeiture rate on the 2006 grant and the appropriate adjustment, an increase to expense, was made during the quarter. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

Unrecognized Compensation Cost: As a result of the adoption of SFAS 123R, we currently have an aggregate future charge to be recorded in our financial statements of approximately $92.7 million, pre-tax. That amount will be recorded over the remaining vesting period as detailed in footnote 4.4 to the consolidated financial statements for the quarter ended June 30, 2006 included elsewhere herein.

Factors affecting future financial statement effect of SFAS 123R: Our required adoption of SFAS 123R had an effect on diluted net earnings per share of approximately $0.06 in the second quarter of 2006 and $0.09 in the first two quarters of 2006. Subsequent quarters shall be similarly affected but are subject to changes as follows:

•	continued or increased grants of share-based payment awards will add to the unrecognized compensation cost to be recognized

•	cessation or reduction of grants of share-based payment awards would cause the unrecognized compensation cost to be reduced in future periods

•	re-assessments of the input variables to the Lattice method calculation may cause either a higher or lower total fair value to be utilized for those grants so affected

•	re-assessment of our estimate of the number of shares of performance-based equity instrument grants that are expected to vest will require us to adjust in the period of the change the amount of stock-based compensation recognized for the service provided to date, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in future periods

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at June 30, 2006 of $150.0 million compared to December 30, 2005 of $132.8 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On July 19, 2006, we announced our outlook for the third quarter of 2006. At that time, we expected revenue for the third quarter to grow between 3-5% over the second quarter, driven by the industrial and communications end markets. We also stated that we expect diluted earnings per share of approximately $0.25 in the third quarter of 2006. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on July 19, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2005. At June 30, 2006, we have committed to purchase $17.3 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of June 30, 2006, our total shareholders’ equity was $2.5 billion. At that date we also had approximately $687 million in cash and short-term investments, as well as $45 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative fiscal quarters presented are presented in this summarized table (in millions):

	Two Quarters Ended
	June 30, 2006	July 1, 2005
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$105	$63
Proceeds from exercise of compensatory stock plans, including tax benefits	71	13

	$176	$76

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$(2)
Capital expenditures, net of sale proceeds	(22)	(4)

	$(22)	$(6)

Returned to shareholders
Stock repurchases	$(120)	$(60)
Dividends paid	(14)	(11)

	$(134)	$(71)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(51)	$2

Net increase (decrease) in cash and cash equivalents	$(31)	$1

In the two quarters ended June 30, 2006, our sources of cash delivered notably higher cash flow: $176 million vs. $76 million in the two quarters ended July 1, 2005, an increase of $100 million. Of this $100 million, over $40 million was from improved business performance and almost $60 million was from higher proceeds from stock option exercises and ESPP sales. We chose to make business improvement investments (primarily increased capital expenditures) with this increased resource ($16 million) and to expand our returns to shareholders in the form of our stock repurchase and dividend programs ($63 million) compared to the corresponding period of the prior year.

Our basic aim is to constantly improve the cash flows from our existing business activities and use the majority of that cash flow to return to shareholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business. Acquisitions, should we undertake them, might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return much of our free cash flow to our shareholders while also pursuing strategic business objectives.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $14.4 million to $114.2 million at June 30, 2006 from $99.8 million at December 30, 2005. Inventories also increased by $4.4 million to $91.0 million at June 30, 2006 from $86.6 million at December 30, 2005. We believe non-cash working capital ratios when compared to, as appropriate, sales or cost of sales, will remain at levels no higher than they currently are.

Capital Expenditures

Capital expenditures were $22.9 million for the two quarters ended June 30, 2006 and $7.7 million the two quarters ended July 1, 2005. The increase in capital expenditures was a function of certain additions to our production equipment and our Florida facilities consolidation. The Florida facilities consolidation will be complete later in this fiscal year and capital expenditures thereon will be reduced.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

During the first two quarters of 2006 we experienced increased cash flow from stock plans (exercises of stock options and sales under our ESPP) as cash collected directly from such exercises and sales approximated $67 million compared to $13 million in the first two quarters of 2005. For the entire year of 2005, we collected approximately $47 million of cash flow from stock plans. While the level of such cash inflow to us is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow. However, with the recent decline in equity market prices and our stock price, we anticipate a lesser collection from such exercises and sales in the second half of fiscal 2006.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.05 per share quarterly dividend program. Both programs represent our major efforts to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

In January 2006, our Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on February 17, 2006 to shareholders of record as of the close of business on February 8, 2006. In April 2006, our Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on May 20, 2006 to shareholders of record as of the close of business on May 10, 2006. In July 2006, our Board of Directors also declared a quarterly dividend of $0.05 per share of common stock to be paid on August 18, 2006 to shareholders of record as of the close of business on August 8, 2006.

At the beginning of 2006, we had $112.5 million remaining of the $150.0 million stock repurchase program previously authorized by the Board of Directors. In May 2006, the Board of Directors authorized an additional $150.0 million for the stock repurchase program. During the two quarters ended June 30, 2006 we repurchased and immediately retired 4.232 million shares of our Class A common stock at an approximate cost of $120.0 million. As of June 30, 2006, we had $142.5 million available to repurchase stock in our May 2006 stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the two quarters ended June 30, 2006, we purchased and sold $15.6 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at June 30, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2004, Freeport Partners, LLC, a purported shareholder of Xicor, filed an action in the California Superior Court (Court) in Santa Clara County against Intersil, Xicor, and Xicor’s directors in connection with our acquisition of Xicor (the “Matter”). As previously reported, both Xicor and Intersil have been dismissed from the suit and on February 14, 2006, the Judge in the Matter granted preliminary approval of a stipulated settlement agreement. A final approval hearing took place on July 19, 2006 and the Court issued a Final Judgment of Dismissal with Prejudice, which terminated the Matter as it pertains to the former Directors of Xicor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities

(c) Plan A - During quarter ended June 30, 2006, we, as authorized by our Board of Directors in November 2005, repurchased 1,828,441 shares of our Class A common stock at an approximate cost of $52,500,006. Such repurchased shares were retired immediately upon settlement.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Dollars Remaining Under Current Authorization
				$52,500,013
4/1/2006	4/28/2006	75,000	$29.47	$50,289,523
4/29/2006	5/26/2006	1,500,000	$29.01	$6,780,860
5/27/2006	6/30/2006	253,441	$26.76	$7
Total		1,828,441	$28.71

Plan B – During the quarter ended June 30, 2006, we, as authorized by our Board of Directors in May 2006, repurchased 311,207 shares of our Class A common stock at an approximate cost of $7,499,643. Such repurchased shares were retired immediately upon settlement.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Dollars Remaining Under Current Authorization
4/1/2006	4/28/2006	—	—	$—
4/29/2006	5/26/2006	—	—	$150,000,000
5/27/2006	6/30/2006	311,207	$24.10	$142,500,357
Total		311,207	$24.10	$142,500,357

All of the shares purchased as presented in the foregoing tables were purchased as part of a publicly announced plan or program.

During the quarter ended June 30, 2006, a total of 2,139,648 shares were purchased under both plans at an approximate cost of $59,999,649.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 10, 2006 (Annual Meeting) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated March 30, 2006:

(1)	Election of Directors. All nine of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
Richard M. Beyer	128,148,834	642,108
Robert W. Conn	119,327,372	9,463,570
James V. Diller	126,341,491	2,449,451
Gary E. Gist	119,313,955	9,476,987
Mercedes Johnson	126,963,143	1,827,798
Gregory Lang	128,219,886	571,056
Jan Peeters	126,949,936	1,841,006
Robert N. Pokelwaldt	104,719,236	24,071,706
James A. Urry	119,406,499	9,384,443

(2)	Proposal for the shareholders to ratify the appointment of KPMG LLP as the independent, registered certified public accountants of the Company.

For	Against	Abstain
126,702,985	2,050,918	36,346

(3)	Proposal to increase the number of shares authorized for issuance under the 1999 Equity Compensation Plan from 25,250,000 to 36,250,000.

For	Against	Abstain
81,073,883	34,660,661	41,591

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

INTERSIL CORPORATION (Registrant)

/s/ David A. Zinsner
David A. Zinsner Chief Financial Officer

Date: August 4, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, filed on March 9, 2004).

4.01	Specimen Certificate of Intersil Holding Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form 8-A, filed on February 18, 2000).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- filed herewith