Form 10-Q
period 2006-09-29
INTERSIL CORP/DE
filed 2006-11-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 27, 2006:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	138,069,231

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Three Quarters Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(Unaudited) (in thousands, except per share and share amounts)
Revenue	$192,937	$157,469	$559,502	$424,625
Cost of revenue	81,957	69,263	239,235	189,149

Gross profit	110,980	88,206	320,267	235,476

Operating costs, expenses and other income
Research and development	33,458	29,778	95,222	88,589
Selling, general and administrative	32,327	26,737	103,094	79,344
Amortization of purchased intangibles	2,367	2,367	7,101	7,230
Gain on disposition of assets	—	—	—	(618)
Restructuring	—	—	—	2,845
Other income	—	—	—	(2,000)

Operating income	42,828	29,324	114,850	60,086
Loss on certain investments, net	—	—	(1,892)	—
Interest income	7,546	5,235	21,485	13,145

Income from continuing operations before income taxes	50,374	34,559	134,443	73,231
Income tax expense from continuing operations	12,706	7,258	21,410	15,777

Income from continuing operations	37,668	27,301	113,033	57,454
Loss from discontinued operations before income taxes	—	(320)	—	(320)
Income tax benefit from discontinued operations	—	(67)	—	(67)

Loss from discontinued operations	—	(253)	—	(253)

Net income	$37,668	$27,048	$113,033	$57,201

Basic earnings per share:
Income from continuing operations	$0.27	$0.19	$0.80	$0.40
Loss from discontinued operations	—	—	—	—

Net income	$0.27	$0.19	$0.80	$0.40

Diluted earnings per share:
Net income from continuing operations	$0.27	$0.19	$0.79	$0.39
Loss from discontinued operations	—	—	—	—

Net income	$0.27	$0.19	$0.79	$0.39

Weighted average common shares outstanding (in millions):
Basic	139.1	141.5	140.6	142.5

Diluted	141.0	144.1	143.4	144.9

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 29, 2006	December 30, 2005
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$121,422	$137,697
Short-term investments	567,533	417,531
Trade receivables, net of allowances ($4,663 as of September 29, 2006 and $5,950 as of December 30, 2005)	116,234	99,791
Inventories, net	90,626	86,604
Prepaid expenses and other current assets	12,850	11,893
Deferred income taxes	24,913	32,849

Total current assets	933,578	786,365
Non-current assets
Property, plant & equipment, net of accumulated depreciation ($148,573 as of September 29, 2006 and $137,080 as of December 30, 2005)	102,935	96,610
Purchased intangibles, net of accumulated amortization ($26,761 as of September 29, 2006 and $19,660 as of December 30, 2005)	32,229	39,330
Goodwill	1,421,639	1,423,630
Long-term investments	27,341	157,139
Deferred income taxes	81,336	65,862
Other	12,620	14,781

Total non-current assets	1,678,100	1,797,352

Total assets	$2,611,678	$2,583,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$26,512	$27,122
Accrued compensation	33,736	32,203
Deferred net revenue	15,166	10,961
Other accrued liabilities	23,419	25,684
Income taxes payable	68,942	58,140

Total current liabilities	167,775	154,110
Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600,000,000 shares authorized; 137,811,477 shares outstanding at September 29, 2006 and 141,051,346 shares outstanding at December 30, 2005	1,378	1,411
Additional paid-in capital	2,224,817	2,312,663
Retained earnings	216,643	124,779
Unearned compensation	—	(9,455)
Accumulated other comprehensive income	1,065	209

Total shareholders’ equity	2,443,903	2,429,607

Total liabilities and shareholders’ equity	$2,611,678	$2,583,717

See notes to consolidated financial statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	September 29, 2006	September 30, 2005
	(Unaudited, in thousands)
Operating activities:
Net income	$113,033	$57,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,377	26,126
Provision for inventory obsolescence	3,150	1,466
Stock-based compensation	36,646	11,747
Tax benefit on stock-based compensation	(10,827)	(4,492)
Restructuring and impairments	—	2,227
Loss on certain investments, net	1,892	—
Loss (gain) on sale of equipment	(412)	15
Deferred income taxes	(12,018)	(888)
Net loss from discontinued operations	—	(253)
Changes in operating assets and liabilities:
Trade receivables	(16,443)	(14,721)
Inventories	(6,742)	2,237
Prepaid expenses and other current assets	2,279	355
Trade payables and accrued liabilities	1,086	(351)
Income taxes payable	29,557	16,570
Other	2,858	280

Net cash provided by operating activities	168,436	97,519
Investing activities:
Proceeds from sales of auction rate securities	512,200	651,986
Purchases of auction rate securities	(571,347)	(791,701)
Proceeds from sales or maturities of short-term investments	76,055	154,816
Purchases of short-term investments	(11,275)	(14,751)
Proceeds from sales or maturities of long-term investments	—	24,747
Purchases of long-term investments	(25,955)	(4,305)
Cash flows resulting from business combinations	(415)	(2,003)
Proceeds from sale of property, plant and equipment	1,138	5,209
Purchases of property, plant and equipment	(27,443)	(13,889)

Net cash provided by (used in) investing activities	(47,042)	10,109
Financing activities:
Proceeds from exercise of stock options and employee stock purchases	72,934	22,030
Excess tax benefit received on exercise of stock options	5,109	—
Dividends paid	(21,168)	(17,113)
Repurchase of common stock	(195,000)	(90,250)

Net cash used in financing activities	(138,125)	(85,333)
Effect of exchange rates on cash and cash equivalents	456	(2,000)

Net increase (decrease) in cash and cash equivalents	(16,275)	20,295
Cash and cash equivalents at the beginning of the period	137,697	129,700

Cash and cash equivalents at the end of the period	$121,422	$149,995

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

The results of operations for the quarter and for the three quarters ended September 29, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company utilizes a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 29, 2006. References to past or future quarterly or annual periods in these financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. Our next 53 week fiscal year will be 2008, which will end on January 2, 2009.

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

1.3) Seasonality

The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that we generally experience weaker demand in the first half of the year and stronger demand in the second half of the year.

Note 2—Comprehensive Income

Other comprehensive income consists of currency translation adjustments. The components of consolidated comprehensive income were as follows:

	Quarter Ended		Three Quarters Ended
	Sep 29, 2006	Sep 30, 2005	Sep 29, 2006	Sep 30, 2005
	(thousands)		(thousands)
Net income	$37,668	$27,048	$113,033	$57,201
Other comprehensive income:
Currency translation adjustments, net of tax effect	(273)	7	(720)	731

Comprehensive income	$37,395	$27,055	$112,313	$57,932

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Three Quarters Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Numerator:
Net income (numerator for basic and diluted earnings per share)	$37,668	$27,048	$113,033	$57,201

Denominator:
Denominator for basic earnings per share weighted average common shares	139,134	141,458	140,625	142,505
Effect of dilutive securities:
Stock options	1,612	2,408	2,379	2,183
Deferred stock units and warrants	274	271	368	240

Denominator for diluted earnings per share adjusted weighted average common shares	141,020	144,137	143,372	144,928

Basic earnings per share	$0.27	$0.19	$0.80	$0.40

Diluted earnings per share	$0.27	$0.19	$0.79	$0.39

Note 4—Stock-Based Compensation

4.1) Overview—Effective December 31, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards issued for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. Under this transition method, the portion of compensation cost for all share-based payments granted prior to adoption for vesting service provided since adoption was recorded in the three quarters ended September 29, 2006. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

4.2) Share-based Payment Arrangements—At September 29, 2006, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options and deferred stock units (DSU’s) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). Additionally, the Company has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at September 29, 2006	Available for Issuance at September 29, 2006
	(shares in thousands)
1999 Plan	36,250	18,031	11,765
Acquired Plans	—	6,621	—
ESPP	2,333	—	701

	38,583	24,652	12,466

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

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms— The Company estimates the fair value of each stock option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of 2004 and prior years and then began using a Lattice model at the start of the last quarter of 2004. The Company believes that the Lattice model is a more accurate model for valuing employee stock options as it uses historical exercise patterns to predict the expected life of options and uses input assumptions to better predict future volatility of the underlying stock price. The fair value of DSU’s at the date of grant is the fair market value of the Company’s common stock at that date. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the three quarters ended September 29, 2006 and September 30, 2005, the Company estimated the fair value of each stock option as of the date of grant using the Lattice model with the following assumptions:

	Three Quarters Ended September 29, 2006		Three Quarters Ended September 30, 2005
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% - 39.9%	34.4% - 34.5%	33.4% - 43.0%
Weighted average volatility	34.2%	34.4%	36.9%
Range of dividend yields	0.69 - 0.88%	0.73%	0.72 - 1.02%
Weighted average dividend yield	0.73%	0.73%	0.89%
Range of risk-free interest rates	4.3 – 5.1%	4.7%	3.5 - 4.1%
Range of expected lives, in years	3.4 – 5.3	1.8 – 2.2	2.3 – 5.8

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

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the quarters ended March 31, June 30, and September 29, 2006 is presented below:

	Stock Options			DSU’s		All Awards
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Weighted Average Remaining Contract Lives (Yrs.)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Awards outstanding at December 30, 2005	23,613	$20.03	6.2	329	1.4
Granted	1,848	26.65		164
Exercised	(2,120)	16.28		—
Canceled	(235)	23.31		—

Awards outstanding at March 31, 2006	23,106	$20.87	5.9	493	1.7
Granted	3,626	29.24		191
Exercised(1)	(1,544)	19.44		(29)
Canceled	(639)	19.57		(16)

Awards outstanding at June 30, 2006	24,549	$22.23	5.8	639	2.0
Granted	338	23.67		10
Exercised(1)	(406)	15.12		(8)
Canceled	(470)	27.41		—

Awards outstanding at September 29, 2006	24,011	$22.27	5.5	641	1.8	$70.5	$81.4

Awards exercisable/vested at September 29, 2006	14,324	$21.37	5.2	46	—	$46.7	—
Awards unexercisable/ unvested at September 29, 2006	9,687	$23.60	6.0	595	1.8	$23.8	$81.4

	Stock Options	DSU’s	All Awards
Weighted average fair value per share of awards granted in the three quarters ended September 29, 2006	$8.71	$27.54	$9.83

(1)	DSU’s exercised are those that have reached full vested status; they may not have been issued to recipients as a taxable event due to elective deferral.

As of September 29, 2006, the unrecognized compensation cost of $81.4 million related to unvested share-based awards is expected to be recognized over a period of 3.9 actual years as follows (in millions): remainder of 2006 $11.8; 2007 $35.4; 2008 $21.8; 2009 $10.4; 2010 $2.0. The weighted average recognition period for this compensation cost, a measure required to be disclosed in accordance with SFAS 123R, is 1.29 years.

The Company’s ESPP has purchase settlement dates in the second and fourth quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period. Therefore, in the three quarters ended September 29, 2006, a total of 91,435 shares were issued related to the ESPP, which does not include the October 2006 settlement date.

For the three quarters ended September 29, 2006 and September 30, 2005, the aggregate intrinsic value of shares exercised was approximately $47.1 million and $19.3 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of stock options. The Company’s stock repurchase programs are not conducted as a result of the issuance of shares under our share-based payment arrangements.

The cash received by the Company from the exercise of stock options and sale of ESPP shares was $72.9 and $22.0 million, in the three quarters ended September 29, 2006 and September 30, 2005, respectively, and the related tax benefit realized by the Company from the tax deduction thereon was $14.9 and $6.6 million, respectively in the three quarters ended September 29, 2006 and September 30, 2005, respectively.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, June 30 and September 29, 2006 and changes during the quarters then ended:

Unexercisable/unvested awards	Shares (in thousands)	Weighted Average Grant Date Fair Values (per share)
At December 30, 2005	8,107	$8.33
Granted	2,012	8.76
Vested	(774)	7.81
Canceled	(33)	6.33

At March 31, 2006	9,312	$8.47
Granted	3,817	10.47
Vested	(1,503)	7.35
Canceled	(624)	8.23

At June 30, 2006	11,002	$9.32
Granted	348	8.79
Vested	(800)	8.30
Canceled	(268)	8.01

At September 29, 2006	10,282	$9.36

For the three quarters ended September 30, 2005, the weighted average grant date fair values of stock options and DSU’s was $5.32 and $17.19 per share, respectively; for all awards, the weighted average fair value was $5.63 per share. As described in the foregoing regarding the adoption of SFAS 123R in 2006, the appropriate portion of the fair values for stock options was not recorded in the statement of operations for the three quarters ended September 30, 2005. The appropriate portion of the fair values of DSU’s was recorded in each of the prior year periods presented.

4.5) Acceleration of Vesting—On October 11, 2005, when the Company’s stock price closed at $20.19, the Company accelerated all options with exercise prices of $22 per share and higher (that is, all were out-of-the-money) that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded by the Company in 2006 absent the acceleration.

4.6) Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations:

	Quarter ended Sep 29, 2006 (in thousands)	Quarter ended Sep 30, 2005 (in thousands)	Three Quarters ended Sep 29, 2006 (in thousands)	Three Quarters ended Sep 30, 2005 (in thousands)
Cost of revenue	$916	$229	$2,529	$858
Research and development	4,319	1,771	12,758	5,693
Selling, general and administrative	7,288	1,559	21,359	5,196
Income tax benefits	(3,752)	(1,352)	(10,827)	(4,464)

At September 29, 2006, the Company’s net inventory balance includes $498,000 of capitalized stock compensation. Of the $12.5 million of pre-tax compensation expense in the quarter ended September 29, 2006, $11.1 million is from stock options, $1.2 million is from DSU’s and $0.2 million is from the ESPP.

The following table shows the effect on reported net income and income per share for the quarter and three quarters ended September 30, 2005 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

	Quarter Ended September 30, 2005 (in millions)	Three Quarters Ended September 30, 2005 (in millions)
Net income, as reported	$27.0	$57.2
Add: Stock-based employee compensation included in reported net income, net of tax	2.2	7.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9.9)	(32.5)

Net income, pro forma	$19.3	$32.0

Basic income per share:
As reported	$0.19	$0.40

Pro forma	$0.14	$0.22

Diluted income per share:
As reported	$0.19	$0.39

Pro forma	$0.13	$0.22

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). Previously, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. The $5.1 million of excess tax benefits classified as a financing cash inflow for the three quarters ended September 29, 2006 takes this presentation treatment into account.

In addition to other disclosures regarding the effect of adoption of SFAS 123R, the provisions of the pronouncement require the disclosure of certain measures of the Company’s financial performance had the Company continued to apply the provisions of APB 25 in the quarter ended September 29, 2006. This information is to enhance a financial statement user’s understanding of the effect of the adoption of this pronouncement on the period noted below. For the quarter ended September 29, 2006, the Company’s estimated total pre-tax stock compensation expense would have been $2.3 million with a related tax benefit of $0.9 million, resulting in an after-tax expense of $1.4 million. When compared with the actual total pre-tax stock compensation expense in the quarter ended September 29, 2006, these amounts are lower by $10.2 million for estimated total pre-tax stock expense and $7.3 million for estimated after-tax expense. On a per share basis, this means that our basic and diluted earnings per share would have been $0.32 instead of the $0.27 reported herein. Furthermore, as a result of the adoption of SFAS 123R, our net cash flow provided by operating activities for the three quarters ended September 29, 2006 would have been an estimated $173.6 million instead of the $168.4 million reported herein and our net cash used in financing activities would have been an estimated $143.3 instead of the $138.3 million reported herein.

4.7) Performance-based Grants—In 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups.

DSU’s: Performance-based grants in the form of DSU’s were first made to certain directors, officers and key managerial staff in 2006. These DSU grants, totaling 333,000 shares, are subject to performance conditions relating to the Company’s performance relative to a peer group of companies with regard to revenue and operating income growth over a three-year period. When they vest in three years from grant they may range from an aggregate of zero to 666,000 shares available to the grantees. As a result of this performance condition, these grants will be evaluated periodically for the estimated number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income will be appropriately adjusted as a result of these periodic evaluations. The initial fair value measurement with regard to these performance-based grants, which is to be recognized as compensation cost over the performance period, was $9.1 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

Stock options: Performance-based grants in the form of stock options were made to a broad-based group of employees during the quarter ended March 31, 2006 and are subject to performance conditions relating to the Company’s internal revenue goal for 2006. These options were structured such that the maximum number available to be earned and vest is 600,000 shares. The fair value of these grants was calculated based on 600,000 shares with the parameters stated in Note 4.3 above but with a 50% assumed forfeiture rate, meaning that the initial estimate of shares to be earned and vest was 300,000. As a result of the performance condition, these grants will be evaluated each quarter for the likely number of shares that might be issued thereunder when fully vested. During each of the second and third quarters of 2006, this quarterly evaluation has resulted in an adjustment to the assumed forfeiture rate on this grant and the appropriate adjustments were made during those quarters. The initial fair value measure with regard to these performance-based grants to be recognized as compensation cost over the performance period was $1.7 million.

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

AFS debt investments consisted exclusively of auction rate securities with a contract maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristics of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table below shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

5.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Consolidated Balance Sheets.

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	Sep. 29, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$129.2	$20.0	< 1
State & municipality issued debt (HTM)	30.0	53.4	< 1
Corporate issued debt (HTM)	5.0	—	< 1
Auction rate securities (AFS)	403.3	344.1	>10

Total	$567.5	$417.5

The fair market value of these securities held as of September 29, 2006 was approximately $565.9 million, which was an unrecognized loss of $1.6 million. The fair market value of these securities held as of December 30, 2005 was approximately $417.2 million, which was an unrecognized loss of $0.3 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	Sep. 29, 2006	Dec. 30, 2005	Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$24.5	$129.2	1-2
State and municipality issued debt (HTM)	2.8	27.9	1-3

Total	$27.3	$157.1

The fair market value of these securities held as of September 29, 2006 was approximately $27.3 million, which equaled amortized cost (no unrealized gain or loss). The fair market value of these securities held as of December 30, 2005 was approximately $154.2 million, which was an unrealized loss of $2.9 million.

5.5) Trading Investments— Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities which are contained in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio which represents liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are offset by losses or gains on the related liabilities and thus have no impact on earnings. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $9.5 million and $7.4 million at September 29, 2006 and December 30, 2005, respectively.

5.6) Cost Method Investments— All investments that are not accounted for as AFS, HTM or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Cost method investments are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. The Company reviews its cost method investments at least quarterly for impairment indicators.

During the quarter ended June 30, 2006, both of the Company’s cost method investments were liquidated. The Company’s two investments in privately-held companies were sold or written off resulting in a net pre-tax loss of $1.9 million for the quarter ended June 30, 2006, which is the balance in the line item “Loss on certain investments, net” in the Consolidated Statements of Operations. At December 30, 2005, the Company’s carrying value for these investments aggregated $4.1 million.

Note 6— Property, Plant & Equipment

The Company has been in the process of consolidating operations on its Florida site to gain operating efficiencies and facilitate the sale of certain land, buildings and equipment. During the quarter ended June 30, 2006, the Company vacated the space it occupies in the buildings that will be sold. As a result, the Company reclassified the net book value of the affected land and buildings (Property) to “Held for Sale” status in its financial statements ($3.2 million) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The provisions of SFAS 144 required the Company to cease further depreciation of the subject plant and equipment at the time of such reclassification.

Based on appraisals and indications of interest for the property, the Company did not record an impairment loss at the time of reclassification to Held for Sale status. The $3.2 million Held for Sale balance is contained in the Other current assets line item on the Consolidated Balance Sheet at September 29, 2006.

Note 7—Inventories

Inventories are summarized below:

	September 29, 2006	December 30, 2005
	(millions)
Finished products	$26.5	$23.0
Work in progress	60.7	61.0
Raw materials and supplies	3.4	2.6

Total inventories, net	$90.6	$86.6

At September 29, 2006 and December 30, 2005, the Company was committed to purchase $21.7 million and $16.0 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note 8—Intangibles

Purchased intangibles are definite lived intangible assets and are amortized over their useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Consolidated Statements of Operations.

Goodwill is an indefinite lived intangible asset. Indefinite lived intangible assets identified as assembled workforce have been included within Goodwill in accordance with SFAS 141, “Business Combinations.” The following table summarizes changes in Intersil’s indefinite-lived goodwill balance since December 30, 2005:

(millions)
Indefinite-lived goodwill balance as of December 30, 2005	$1,423.6
Goodwill adjustment relating to the purchase of Xicor	(1.6)
Goodwill adjustment relating to the purchase of Elantec	(0.4)

Total indefinite-lived goodwill as of September 29, 2006	$1,421.6

The adjustments to goodwill resulted from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 9—Shareholders’ Equity

9.1) Dividends— In July 2006, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment was made on August 18, 2006 to shareholders of record as of the close of business on August 8, 2006. The total amount paid was $7.0 million.

In October 2006, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock. Payment will be made on November 17, 2006 to shareholders of record as of the close of business on November 7, 2006.

9.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 30, 2005 (in thousands of shares):

For the three quarters ended September 29, 2006
Balance as of December 30, 2005	141,051
Shares issued under stock plans	4,208
Repurchase and retirement of shares	(7,448)

Balance as of September 29, 2006	137,811

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

Note 11—Gain on Disposition of Assets

In 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. At that time, the Company recorded an impairment charge on certain production equipment and other assets. In the quarter ended April 1, 2005, the Company recorded a gain of $0.6 million on the disposal of this equipment as the actual selling price of certain assets exceeded the impaired value.

Note 12—Other Income

During the quarter ended April 1, 2005, the Company received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted its Florida operations during 2004.

Note 13—Discontinued Operations

The Company sold its Wireless Networking product group in August 2003 and settled a lawsuit relating to this disposition in 2004. Related to this settlement, the Company recognized additional legal expenses in the third quarter of 2005 of $0.3 million, net of tax.

Note 14— Legal Matters and Indemnifications

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

14.2) Indemnifications— The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

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

Note 16— Recent Accounting Pronouncements

16.1) FASB Statement 157, “Fair Value Measurements” (SFAS 157) – Issued in September 2006, SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.

SFAS 157 defines fair value as a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. It also clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique.

SFAS 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those years (2008 for the Company). The Company will evaluate the effects this Statement will have on its consolidated financial statements.

16.2) FASB Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) – Issued in September 2006, SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the statement of comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, and not as of some earlier interim date as has been common practice.

For the Company, SFAS 158 requires initial recognition of funded status of defined benefit postretirement plans in its financial statements and related disclosures as of December 29, 2006. The Company does not believe adoption of SFAS 158 will have a material effect on its consolidated financial statements.

16.3) SEC Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108) – Issued in September 2006, SAB 108 is meant to reduce the diversity in practice of the quantification of financial statement misstatements to prevent the build up of improper amounts on the balance sheet. For the Company, SAB 108 is effective in its financial statements and related disclosures as of December 29, 2006. The Company does not believe adoption of SAB 108 will have a material effect on its consolidated financial statements.

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

Critical Accounting Policies

There have been no significant changes to the our critical accounting policies during the three quarters ended September 29, 2006 with the exception of the policy regarding the accounting for stock-based compensation that is associated with the adoption of SFAS 123R as noted below (see “Stock-based Compensation”). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the our Annual Report on Form 10-K for the year ended December 30, 2005.

Results of Operations

The following table sets forth data which are derived from our condensed consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(percent of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.5	44.0	42.8	44.5

Gross profit	57.5	56.0	57.2	55.5
Operating costs, expenses and other income
Research and development	17.3	18.9	17.0	20.9
Selling, general and administrative	16.8	17.0	18.4	18.7
Amortization of purchased intangibles	1.2	1.5	1.3	1.7
Gain on disposition of assets	—	—	—	(0.1)
Restructuring	—	—	—	0.7
Other income	—	—	—	(0.5)

Operating income	22.2	18.6	20.5	14.2
Loss on certain investments, net	—	—	(0.3)	—
Interest income, net	3.9	3.3	3.8	3.1

Income from continuing operations before income taxes	26.1	21.9	24.0	17.2
Income tax expense from continuing operations from	6.6	4.6	3.8	3.7

Income from continuing operations	19.5	17.3	20.2	13.5
Loss from discontinued operations before income taxes from	—	(0.2)	—	(0.1)
Income tax benefit from discontinued operations from	—	—	—	—

Loss from discontinued operations	—	(0.2)	—	(0.1)

Net income	19.5%	17.2%	20.2%	13.5%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter and three quarters ended September 30, 2005 have been reclassified to conform to the presentation in the quarter and three quarters ended September 29, 2006. See footnote 4.6 to the financial statements elsewhere herein for information relating to additional stock-based compensation recorded to cost of revenue, research and development, and selling, general and administrative expenses in the quarter and three quarters ended September 29, 2006.

Revenue and Gross Profit

Revenue for the quarter ended September 29, 2006 increased $35.5 million or 22.5% to $192.9 million from $157.5 million during the quarter ended September 30, 2005. The increase in revenues was from each of our end markets as follows: computing, $12.9 million; high-end consumer, $2.8 million; communications, $10.6 million and industrial, $9.2 million. In aggregate, a 27% increase in unit demand increased revenues by $42 million and a 3% decline in average selling prices (ASP’s), decreased revenues by $6 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue.

Revenue for the three quarters ended September 29, 2006 increased $134.9 million or 31.8% to $559.5 million from $424.6 million during the three quarters ended September 30, 2005. The increase in revenues was from each of our end markets as follows: computing, $44.6 million; high-end consumer, $33.5 million; communications, $31.2 million and industrial, $25.6 million. In aggregate, a 39% increase in unit demand increased revenues by $166 million and a 5% decline in ASP’s, decreased net sales by $33 million.

Geographically, 67%, 22% and 10% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the three quarters ended September 29, 2006 as compared to 64%, 24% and 12% during the three quarters ended September 30, 2005. This trend of an increasing percentage of our sales being derived from the Asia/Pacific region has been ongoing for some time and is expected to continue as manufacturing and assembly of products containing our analog products continues to grow much faster in the Asia/Pacific region than in other parts of the world.

We sell our products to customers in a variety of countries including, in descending order by revenue dollars for the three quarters ended September 29, 2006 for our top ten countries, China (including Hong Kong), the United States, Korea, Japan, Taiwan, Germany, Singapore, Italy, Thailand and Malaysia. Sales to customers in China, including Hong Kong, comprised approximately 36% of revenue, followed by the United States with 21% of revenue, and then Korea with 10% of revenue during the three quarters ended September 29, 2006. One world-wide distributor accounted for 10% of our revenues in the three quarters ended September 20, 2006. Distributors are not themselves end users of our products, but rather serve as a channel of sales to many end users of our products. No other customer accounted for more than 10% of our revenues in the three quarters ended September 29, 2006.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead (including depreciation) associated with product manufacturing. During the quarter ended September 29, 2006, gross profit increased 26% or $22.8 million to $111.0 million from $88.2 million during the quarter ended September 30, 2005. As a percentage of revenues, gross margin was 57.5% during the quarter ended September 29, 2006 compared to 56.0% during the quarter ended September 30, 2005. During the three quarters ended September 29, 2006, gross profit increased 36% or $84.8 million to $320.3 million from $235.5 million during the three quarters ended September 30, 2005. The increase in gross margin was primarily due to the efficiencies in our business operations at higher unit volume levels, lower outside wafer costs, lower test and assembly costs, lower depreciation and new product introductions with higher margins. The adoption of SFAS 123R at the beginning of 2006 resulted in increased stock compensation of $0.7 million in cost of revenue during the quarter ended September 29, 2006 and $1.6 million in cost of revenue during the three quarters ended September 29, 2006 compared to the corresponding periods of 2005.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $3.7 million (or 12%) and $6.6 million (or 7%) to $33.5 million and $95.2 million during the quarter and three quarters ended September 29, 2006, respectively, from $29.8 million and $88.6 million during the quarter and three quarters ended September 30, 2005, respectively. Of the increase in expenses, $2.5 million in the quarter ended September 29, 2006 and $7.1 million in the three quarters ended September 29, 2006 relate to our adoption of SFAS 123R at the beginning of 2006. For the quarter ended September 29, 2006, the balance of the change in R&D expenses compared to the corresponding period of 2005 was a net increase of costs of $1.2 million due primarily to increased personnel costs. For the three quarters ended September 29, 2006, the balance of the change in R&D expenses compared to the corresponding period of 2005 was a reduction of costs of $0.3 million during the three quarters ended September 29, 2006, which is accounted for primarily by reduced spending on materials consumed by R&D personnel in their work. We expect R&D expenses in the fourth quarter of 2006 to be similar to third quarter 2006 levels.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, accounting and finance, legal and executive functions. Increases (decreases) in SG&A costs for the quarter and three quarters ended September 29, 2006 compared to the quarter and three quarters ended September 30, 2005, respectively, are as follows:

	Increase (Decrease) in 2006 Quarter over 2005 Quarter (in millions)	Increase in Three Quarters 2006 over Three Quarters 2005 (in millions)
Net increase	$5.6	$23.8

Effect of share-based payments (SFAS 123R) adoption	5.7	16.2
Other increases (decreases), net	(0.1)	7.6

Net increase	$5.6	$23.8

Comparative quarters: Of the $0.1 million net decrease in the table above for the quarter-over-quarter comparison, higher selling and marketing expenses from increased headcount and sales representative commissions were offset by lower general and administrative expenses. Sales representative commissions were at a higher level in quarter ended September 29, 2006 than the corresponding quarter of the prior year due to the higher sales levels. The lower general and administrative costs in the quarter ended September 29, 2006 were primarily due to reduced incentive compensation expenses.

Comparative year-to-date periods: The $7.6 million increase in the table above in the three quarters comparison was made up of increases in compensation expense for new employees in sales and marketing and higher sales commissions. We also incurred higher travel and meeting expenses in the second quarter of 2006 related to worldwide sales and training conferences. No similar conferences were held in 2005. Other elements of the increase in the 2006 period includes expenses related to the consolidation of personnel and equipment at our Florida facilities in order to facilitate the sale of certain land and buildings. These costs peaked in the first half of 2006 and decreased in the quarter ended September 29, 2006.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased by $0.1 million to $7.1 million during the three quarters ended September 29, 2006 from $7.2 million during the three quarters ended September 30, 2005. The decrease is due to the completion of amortization on the value assigned to Xicor’s customer base and backlog in the definite-lived intangible asset balances. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of approximately $2.4 million per quarter until the first quarter of 2008.

SFAS 142, “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2005, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment on our intangible asset balance. We will test these balances for impairment in the fourth quarter of 2006.

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

In the quarter ended April 1, 2005, we announced the most recent of these actions. The restructuring plan included the termination of employment of approximately 7% of our workforce and we recorded $2.8 million in restructuring expense. Approximately 100 employees were notified that their employment would be terminated. The affected positions included manufacturing, research and development, and selling, general and administrative employees. The affected positions were all terminated before the end of 2005.

We realized the following annual benefits as a result of this restructuring:

•	A reduction in the cost of revenue of $5.2 million

•	A reduction in research and development expenses of $2.1 million

•	A reduction of selling, general and administrative expenses of $1.1 million.

Other Income

During the quarter ended April 1, 2005, we received insurance proceeds of $2.0 million for business interruption losses sustained as a result of two hurricanes, which impacted our Florida operations during 2004. A provision for loss from the storm damage was recorded in 2004.

Loss on Certain Investments, net

During the quarter ended June 30, 2006, we liquidated our two cost method investments. Our investment in one privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. Our $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. We believe that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments was $1.9 million for the quarter ended June 30, 2006 and the three quarters ended September 29, 2006. At December 30, 2005, the carrying value for these investments was $4.1 million.

Interest Income, net

Net interest income increased to $7.5 million and $21.5 million during the quarter and three quarters ended September 29, 2006, respectively, from $5.2 million and $13.1 million during the quarter and three quarters ended September 30, 2005. This increase is primarily attributable to rising short-term interest rates during 2005 and early 2006 and a tactical portfolio management decision to reinvest maturing balances in short-term rather than long-term issues in order to capture the short-term rising rate benefit. As it is believed that interest rates may be leveling off in the near term, we believe that our net interest income may also level off at approximately that which was earned in the quarter ended September 29, 2006 (assuming the same approximate balances available to invest).

Income Tax Expense (Benefit)

During the quarter ended June 30, 2006, the Company recorded tax benefits related to certain discrete tax events. As a result, the Company’s effective tax rate for the quarter ended June 30, 2006 was a benefit of approximately 5%. These discrete adjustments and other recurring items such as international income taxed at lower rates, account for the difference between this benefit and the statutory U.S. income tax rate for the three quarters ended September 29, 2006 and resulted in our effective tax rate of 15.9% for the three quarters ended September 29, 2006. Our tax rate for the three quarters ended September 30, 2005 was 21.5%.

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

Stock-based Compensation

Summary: Beginning in 2006, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. This change greatly affects the comparability of our financial results for the quarter and three quarters ended September 29, 2006 with the financial results for the quarter and three quarters ended September 30, 2005. The comparability effect is expressed in footnote 4.6 to the consolidated financial statements included elsewhere herein. For the quarter ended September 29, 2006, we recognized $9.0 million (pre-tax) and $6.6 million (net of tax) additional stock-based compensation expense over the quarter ended September 30, 2005. For the three quarters ended September 29, 2006, we recognized $24.9 million (pre-tax) and $18.5 million (net of tax) additional stock-based compensation expense over the three quarters ended September 30, 2005. This additional amount results primarily from the recognition of stock-based compensation on stock options that was previously not recorded because we were accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

Stock-based compensation that was recognized prior to 2006 and the adoption of SFAS 123R, was from the recording of the intrinsic value of deferred stock units, or DSU’s, and from the purchase accounting amortization of the fair value of our options issued in exchange for acquired companies options. In 2003, we had begun the practice of granting deferred stock units, or DSU’s, as a mechanism for stock compensation that is both less dilutive and assists recipients in meeting the long-term share ownership requirements adopted that year by the Compensation Committee of the Board of Directors. For more information regarding our long-term share ownership requirements, see the Report of the Compensation Committee of the Board of Directors of Intersil Corporation for Fiscal Year 2005 contained in our definitive proxy statement for 2005 filed with the SEC on March 30, 2006.

Adoption and application of SFAS 123R: We adopted SFAS 123R using the “modified prospective application.” Under this method, we have not restated our prior financial statements to reflect the then current fair value amortization of options. Such recognition of the unamortized value of the stock options is only being made in the financial statements in 2006, including the quarter and three quarters ended September 29, 2006, and thereafter. Related to this choice of the modified prospective application, we modified certain of our outstanding grants in the fourth quarter of 2005 as described in Note 4.5 to the consolidated financial statements for the quarter ended September 29, 2006 included elsewhere herein. This modification entailed the acceleration of certain out-of-the-money options resulting in an increase of pro-forma expense of $17.5 million, net of tax, reported in 2005. This modification was made in order to enable us to forego recognizing the related compensation expense in our statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded in 2006 absent the acceleration.

Fair Value Calculation Methodology: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using the Lattice method (except for cost relating to grants made prior to the fourth quarter of 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. We adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See Note 4.3 to the consolidated financial statements for the quarter ended September 29, 2006 included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our volatility is estimated from the projected price movement activity implied by our traded options. A significant input to the Black-Scholes method is the expected term, which we estimated based on then current historical information; that factor is an output of the Lattice model. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and will be re-examined on a quarterly basis hereafter. We do not believe that the effect of this re-examination of the key assumptions that are calculation inputs has had any material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period.

Performance Based Grants: During 2006 we made our first grants of both DSU’s and stock options that contain both service and performance conditions. The DSU’s contain performance conditions over the life of the vesting period (three years) that compare our performance against our analog-sector semiconductor peers on several measures. The number of DSU’s that eventually vest to the recipient will be a function of our peer performance and ranges from none to 200% of the number of nominal initial DSU’s granted. With regard to the stock options that contain both service and performance conditions, the difference is that the vesting period is one year instead of our usual four years and the number of shares that eventually shall be vested and exercisable shall be a function solely of our revenues in 2006, with a range from none to 100% of the nominal initial stock options granted. In the case of grants that contain both a performance and service condition, the performance condition is initially assessed at its midpoint (50% expressed as an estimated forfeiture rate) and will be examined quarterly thereafter to assess the likelihood of the number of shares that will eventually vest for which we must recognize compensation cost. During each of the second and third quarters of 2006, this quarterly evaluation resulted in an adjustment to the assumed forfeiture rate on this grant and the appropriate adjustments were made during those quarters. These adjustments changed both compensation expense and our provision for income tax expense. Such changes, to be recorded in the quarter the assessment changes, could be material to its results of operations in any such period.

Unrecognized Compensation Cost: As a result of the adoption of SFAS 123R, we currently have an aggregate future charge to be recorded in our financial statements of approximately $81.4 million, pre-tax. That amount will be recorded over the remaining vesting period as detailed in Note 4.4 to the consolidated financial statements for the quarter ended September 29, 2006 included elsewhere herein.

Factors affecting future financial statement effect of SFAS 123R: Our required adoption of SFAS 123R had an effect on diluted net earnings per share of approximately $0.06 in the third quarter of 2006 and $0.18 in the first three quarters of 2006. Subsequent quarters shall be similarly affected but are subject to changes as follows:

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at September 29, 2006 of $138.2 million compared to December 30, 2005 of $132.8 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On October 18, 2006, we announced our outlook for the fourth quarter of 2006. At that time, we expected revenue for the fourth quarter to decline between 3-5% over the third quarter, driven by weakness in the communications end market and an anticipated reduction in worldwide distributor inventory. On that date we also expected diluted earnings per share of approximately $0.24 to $0.25 in the fourth quarter of 2006. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on October 18, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments, our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2005. At September 29, 2006, we have committed to purchase $21.7 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of September 29, 2006, our total shareholders’ equity was $2.4 billion. At that date we also had approximately $689 million in cash and short-term investments, as well as $27 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative quarters presented are presented in this summarized table (in millions):

	Three Quarters Ended
	Sep 29, 2006	Sep 30, 2005
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$169	$97
Proceeds from exercise of compensatory stock plans, including tax benefits	78	22

	$247	$119

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(1)	$(2)
Capital expenditures, net of sale proceeds	(26)	(9)

	$(27)	$(11)

Returned to shareholders
Stock repurchases	$(195)	$(90)
Dividends paid	(21)	(17)

	$(216)	$(107)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(20)	$19

Net increase (decrease) in cash and cash equivalents	$(16)	$20

In the three quarters ended September 29, 2006, our sources of cash delivered notably higher cash flow: $247 million vs. $119 million in the three quarters ended September 30, 2005, an increase of $128 million. Of this $128 million, $72 million was from improved business performance and $56 million was from higher proceeds from stock option exercises and ESPP sales. We chose to make business improvement investments (primarily increased capital expenditures) with this increased resource ($16 million) and to expand our returns to shareholders in the form of our stock repurchase and dividend programs ($109 million) compared to the corresponding period of the prior year.

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

Our cash, cash equivalents and investments noted above, when combined with our debt-free position, give us the flexibility to continue to return much of our free cash flow to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $16.4 million to $116.2 million at September 29, 2006 from $99.8 million at December 30, 2005. Inventories also increased by $4.0 million to $90.6 million at September 29, 2006 from $86.6 million at December 30, 2005. We believe non-cash working capital ratios when compared to our flow measures, such as sales and cost of sales, will remain at levels no higher than they currently are.

Capital Expenditures

Capital expenditures were $27.4 million for the three quarters ended September 29, 2006 and $13.9 million the three quarters ended September 30, 2005. The increase in capital expenditures was a function of certain additions to our production equipment and our Florida facilities consolidation. The Florida facilities consolidation was completed in the second quarter of 2006 and capital expenditures thereon have been reduced.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

During the first three quarters of 2006 we experienced increased cash flow from stock plans (exercises of stock options and sales under our ESPP) as cash collected directly from such exercises and sales approximated $73 million compared to $22 million in the first three quarters of 2005. For the entire year of 2005, we collected approximately $47 million of cash flow from stock plans. While the level of such cash inflow to us is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.05 per share quarterly dividend program ($0.06 declared in October 2006 for payment in November). Both programs represent our major efforts to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

In July 2006, our Board of Directors declared a quarterly dividend of $0.05 per share of common stock. Payment of the dividend was made on August 18, 2006 to shareholders of record as of the close of business on August 8, 2006. In October 2006, our Board of Directors declared a quarterly dividend of $0.06 per share of common stock. Payment of the dividend is to be made on November 17, 2006 to shareholders of record as of the close of business on November 7, 2006.

At the beginning of 2006, we had $112.5 million remaining of the $150.0 million stock repurchase program previously authorized by the Board of Directors. In May 2006, the Board of Directors authorized an additional $150.0 million for the stock repurchase program. During the three quarters ended September 29, 2006 we repurchased and immediately retired 7.4 million shares of our Class A common stock at an approximate cost of $195.0 million. As of September 29, 2006, we had $67.5 million available to repurchase stock in our May 2006 stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three quarters ended September 29, 2006, we purchased and sold $22.4 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at September 29, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (or “CEO”) and Chief Financial Officer (or “CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 29, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 29, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Symbol Technologies, Inc. v. Intersil Corporation and Choice-Intersil Microsystems, Inc., Index No. 03-18971 (Supreme Court, Suffolk County, New York, filed July 23, 2003). In this action, Symbol seeks recovery under various indemnity theories for costs and attorneys fees allegedly incurred by Symbol in defending two federal court actions in which patent infringement was asserted against Symbol. Symbol contends that the Company and its former subsidiary Choice-Intersil Microsystems owe an indemnity obligation because components of systems accused of being used in an infringing manner were supplied by the Company or by Choice-Intersil Microsystems. Trial is set for March 2007. Symbol has filed, and Intersil has responded to, various motions in advance of trial. Symbol seeks approximately $2.4 million in damages, plus pre-judgment interest which would increase the total claim to more than $3.5 million. The Company believes that it has fully honored its obligations to Symbol and intends to contest the case vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities

(c) During the quarter ended September 29, 2006, we, as authorized by our Board of Directors in May 2006, repurchased 3,215,184 shares of our Class A common stock at an approximate cost of $75.0 million. Such repurchased shares were retired immediately upon settlement.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Dollars Remaining Under Current Authorization
				$142,500,357
7/1/2006	7/28/2006	277,300	$21.52	$136,532,689
7/29/2006	8/25/2006	2,555,469	$23.31	$76,963,758
8/26/2006	9/29/2006	382,415	$24.75	$67,500,382
Total		3,215,184	$23.33	$67,500,382

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

Date: November 3, 2006

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