Form 10-K
period 2006-12-29
INTERSIL CORP/DE
filed 2007-02-27
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29617

INTERSIL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	59-3590018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Murphy Ranch Road, Suite 1 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

408-945-1323

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $23.48 on the Nasdaq National Market System) on July 3, 2006 was approximately $3,289.5 million.

As of February 16, 2007 there were 135,593,964 shares of our Class A Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2007 (Proxy Statement)	Part III

INTERSIL CORPORATION

FORM 10-K

December 26, 2006

PART I.

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; the successful integration of acquisitions; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products and services in their business, such as the timing of the subsequent entry of our customer’s products containing our components into production, the size and timing of orders from customers, and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

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

•

Maintain Technology Leadership. We have approximately 500 research and development employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,000 patents.

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

•

Partner with Leaders in our Target Markets. We partner with industry leaders in each of our target markets to deliver advanced technology for rapidly emerging applications. Our customer base of industry leaders illustrates the acceptance of our products to date, and we continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

•

Utilize Specialty Expertise in Manufacturing Services. We employ high-volume and specialty suppliers of products and services in our industry. We source a substantial portion of our wafer needs as well as assembly, test and packaging requirements from those who provide those products and services on a merchant basis, specialize in those products and services and deliver them at reasonable cost. This reduces our capital requirements and enhances our flexibility in managing our ever-changing business.

Background

Our mission is to provide differentiated, high-performance analog ICs that meet or exceed our customers’ needs and expectations. Our objective is to grow our revenues and earnings faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog company in 2002, with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), followed by the divestiture of our wireless networking business in 2003 and continued it with the 2004 acquisition of Xicor, Inc. (“Xicor”).

Our internet address is www.intersil.com. We post the following filings or links thereto as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our filings pursuant to Section 16(a) of the Securities Exchange Act of 1934, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Chief Executive Officer and principal financial officers. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

Products and Technology

Our product strategy is focused on broadening our portfolio of Application Specific Standard Products (“ASSP”) and General Purpose Proprietary Products (“GPPP”) which are targeted at four high-growth markets: High-End Consumer, Industrial, Communications and Computing.

High-End Consumer

Our high-end consumer products include our optical storage, displays and handheld products. These products target high growth applications such as DVD recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, cell phones and digital still cameras. The high-end consumer category represented 27% of our sales in 2006.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog and power management products. These products target end markets including medical imaging, energy management, and factory automation. The industrial products category represented 25% of our sales in 2006.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite and VOIP (Voice Over Internet Protocol). The communications category represented 24% of our sales in 2006.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management products for peripheral devices. The computing category represented 24% of our sales in 2006.

Glossary

DVD (digital video disc) recorder—also known as a DVD burner, is an optical disc recorder that records video onto blank writable DVD media.

MP3 players—devices that play digital audio in the MPEG-1 Audio Layer 3 format, more commonly referred to as MP3, which is an encoding and compression format designed to greatly reduce the amount of data required to represent the audio content.

GPS (Global Positioning System) systems—devices that use the Global Navigation Satellite System, which is comprised of more than two dozen GPS satellites in medium Earth orbit, transmitting signals allowing GPS receivers to determine the receiver’s location, speed and direction.

Operational amplifiers—usually referred to as an ‘op-amp,’ captures weak signals from various inputs and amplifies them for processing. Op-amps are among the most widely used electronic devices today, being utilized in a vast array of consumer, industrial, and scientific devices.

Bridge driver power management—a bridge driver is a device that supplies (i.e., drives) or accepts power in the form of voltage and current into a circuit that consists of a load connecting (i.e., bridging) two or more switching elements. An example of a bridge driver is a device that opens and closes switches arranged to cause a motor to start, control speed, stop, and reverse direction. Power management from/to those devices is an element of the technology.

Interface Switch—device that switches an electrical signal between different communication channels or between other devices or systems. A communication channel with a specific structure and function is referred to as an interface. An example of an interface switch is a device that switches an external connector on an appliance between a USB interface function, and an audio input / output function.

Analog switch—an IC which, on command, either passes or blocks an electrical signal.

Multiplexer—also known as ‘mux’ is a device that combines several input signals into a single output signal in such a manner that each of the input signals subsequently can be recovered.

Line driver—an amplifier used to improve the transmission reliability of a digital signal over a metallic transmission line, to longer physical distances, by driving the input to the line with a higher than normal signal level.

Broadband power management—Broadband is a term which refers to a signaling method which includes or handles a relatively wide range of frequencies which may be divided into channels. Power management from/to those devices is an element of the technology.

Hot plug power management—hot plugging, also known as hot swapping, is the ability to remove and replace components of a machine, usually a computer, while it is operating. A well-known example of this functionality is the universal serial bus (USB) that allows users to add or remove peripheral components. Power management from/to those devices is an element of the technology.

High speed (power) converters—a circuit which converts a source of direct current from one voltage to another. Converters are important in portable electronic devices such as cellular phones and laptop computers, which are supplied with power from batteries. Such electronic devices often contain several sub-circuits with each sub-circuit requiring a unique voltage level different than that supplied by the battery.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
United States Operations
Net sales	$130,035	$133,748	$159,334
Tangible long-lived assets	97,250	86,902	70,478
International Operations
Net sales	405,740	466,507	581,263
Tangible long-lived assets	4,104	9,708	30,643

We market our products for sale to customers, including distributors, primarily in China, the U.S., Taiwan and Japan. A summary of percent of sales by country based on shipping destination is summarized below and shows countries where values exceeded 10% in any one year:

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Sales by country
China (includes Hong Kong)	20%	33%	36%
United States	24	22	22
South Korea	<10	<10	11
Japan	12	<10	<10
Taiwan	15	10	<10

In addition to those in the table above, our customers in each of Germany, Singapore, Italy and Thailand accounted for at least 1% of our total sales in 2006.

Three distributor customers and one original equipment manufacturer (“OEM”) customer, each accounting for at least 8% of the Company’s sales, totaled 36% of sales in fiscal 2006. One of the distributors, Avnet (including EBV), represented 10% of sales during fiscal 2006 and 6% net accounts receivable at December 29, 2006.

Sales, Marketing and Distribution

In 2006, we derived 60% of our sales from OEM customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 40% of our sales through distributors and value added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facilities or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either indirectly via third parties or directly via internally-owned warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. We also have direct geographical sales organizations selling products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. We have dedicated direct sales organizations operating in the North American, European, Japanese, and Asia/Pacific markets. Sales offices are strategically located near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

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

Distributors handle a wide variety of products, including products sold by other companies that compete with our products. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Virtually all distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. Sales made to international distributors are recognized when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $112.4 million, $118.3 million and $126.5 million on research and development projects for 2004, 2005 and 2006, respectively, including share-based payment expense. In 2006, we announced over 250 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of December 29, 2006, we had approximately 500 employees engaged in research and development.

Manufacturing

We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation and AMI Semiconductor. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During 2006, we internally produced approximately 38% of our wafers and sourced the remaining 62% from foundry partners.

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

Backlog

Our sales are made pursuant to purchase orders that are booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to the buyer’s earliest requested delivery date for standard products and ninety days prior to our original committed delivery date for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had backlog at December 29, 2006 of $117.7 million compared to $132.8 million at December 30, 2005.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first half of each year and stronger demand in the fourth quarter.

Competition

The high performance analog market is extremely competitive. We compete in our target markets with many companies that have significantly greater financial, technical, manufacturing and marketing resources than us, including but not limited to Texas Instruments, Analog Devices, Linear Technology, and Maxim Integrated Products. We compete on the basis of technical performance, product features, customized design, price, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,000 U.S. and foreign patents and have approximately 400 US and foreign patents pending. The expiration dates of these patents range from 2007 to 2025.

Employees

Our worldwide workforce consisted of 1,423 employees (full- and part-time) as of December 29, 2006. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities, the management and disposal of hazardous substances, and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs to comply with environmental regulations were approximately $1.4 million, $1.1 million, and $0.9 million in fiscal 2004, 2005, and 2006, respectively.

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

Based on the historical costs of these projects, previous experience with other remediation activities and our indemnification from Harris, we do not believe that the future cleanup costs to these facilities will be material to us. Future laws or regulations and changes in the existing environmental laws or regulations may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our business, financial condition or results of operations, we cannot predict with certainty our future costs of compliance because of changing standards and requirements. We cannot be certain that material costs will not be incurred in connection with the future compliance with environmental laws or with future cleanup costs related to currently unknown contamination.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	industry and global economic and market conditions, including the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	demand for, and market acceptance of, new and existing products;

•	successful development of new products;

•	timing of new product introductions and new product performance and quality;

•	successful integration of acquisitions;

•	manufacturing difficulties, including without limitation the availability and extent of utilization of manufacturing capacity and raw materials

•	failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, including without limitation competitors’ new products;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	changes in product mix;

•	fluctuations in manufacturing yields;

•	product obsolescence;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	legal challenges to our products and technology, including by intellectual property infringement and misappropriation claims;

•	customer service;

•

the extent that customers use our products and services in their business, including without limitation the timing of the subsequent entry of our customer’s products containing our components into production, the size and timing of orders from customers and customer cancellations or shipment delays;

•	changes in import export regulations;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	exchange rate fluctuations; and

•	the extent that customers use our products and services in their business

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, two of our wafer fabrication facilities are located on the east coast of Florida. Operations at these facilities have, at times, been interrupted by hurricanes and may be interrupted by hurricanes in the future. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance of reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

We are also heavily reliant on third party freight firms for nearly all of our shipments from vendors, from our foundries to assembly and test sites, primarily in Asia, and for shipments to customers of our final product. This includes ground and air freight and may also include seaborne freight. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, would materially affect our ability to generate revenues. Business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Our business has been and is expected to continue to be characterized by average selling prices (“ASPs”) that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to sell more units, reduce our costs, introduce new products with higher ASPs or some combination thereof.

ASPs for our products historically have declined over relatively short time periods. For example, in fiscal 2006 our ASPs decreased by approximately two percent compared with fiscal 2005; and in fiscal 2005 our ASP’s had decreased by approximately fifteen percent compared with fiscal 2004. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features.

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

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We rely on wafer fabrication foundries and other test, assembly and packaging sub-contractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes and other natural disasters on us, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability on the part of these foundries and/or sub-contractors to serve us as a result of fire, natural disaster, unavailability of electric power or otherwise, would have a material adverse effect on our results of operations and financial condition.

Delays in production at new facilities, in implementing new production techniques or in curing problems associated with technical equipment malfunctions may lower yields and reduce our revenues and profitability.

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

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. Resultant delays have ranged in length from one month to six months. During the past five years we have experienced one material delay (six months) of starting production at a new facility and no material delays in producing product using new manufacturing processes. As a consequence, we suffered delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Increases in fixed costs and operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

We rely on a limited number of packaging subcontractors that may not have adequate capacity to meet our product delivery requirements.

We rely on a limited number of independent packaging subcontractors with whom we do not have long-term contracts. A substantial majority of the IC wafers we fabricate or purchase from our outside foundries are sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks to us, including the possibility that the subcontractors will lack adequate capacity to deliver our products at the times and in the quantities that we request, the subcontractors will eliminate process technologies necessary for our products and the quality of our products will suffer from our lack of control over packaging and delivery. These subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

If our products contain defects or fail to achieve industry reliability standards, our reputation may be harmed, and we may incur significant unexpected expenses and lose sales opportunities. Our insurance coverage for such events may be insufficient.

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

In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products; further, such claims might be significantly higher than the revenues and profits we receive from our products involved as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system. Liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage. Any of these claims, whether or not successful, could seriously damage our reputation and business.

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

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

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

Our future success and competitive position depend in part upon our ability to develop or obtain and subsequently maintain proprietary technology used in our principal products. We rely on intellectual property rights, including, but not limited to, rights existing under patent, trade secret, trademark, maskwork and copyright law, to protect this technology. Some of our technology is not covered by any patent or patent application, and there are risks that:

•	some of the more than 1,000 patents that we own may be invalidated, circumvented, or challenged;

•	the patents that we own may not provide competitive advantages to us; or

•	some of our pending or future patent applications may not be issued with the initially sought scope of the claims sought by it, if issued at all.

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

The failure to protect our intellectual property, to extend its existing license agreements, or utilize alternative technology could adversely affect our revenues.

Products that we manufacture and sell, or products formerly produced and sold by us and now manufactured and sold by purchasers of business that we have divested, may infringe other parties’ intellectual property rights. We may have to pay others for infringement and misappropriation of their intellectual property rights, suspend the manufacture use or sale of some affected products, or incur the cost of defending in a litigation, resulting in significant expense to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received, and may receive in the future, notices of claims of infringement and misappropriation of other parties’ proprietary rights. In the event of an adverse decision in a patent, trademark, copyright, maskwork or trade secret action, we could be required to withdraw the product or products found to be infringing from the market or redesign products offered for sale or under development. We have, at times, assumed indemnification obligations in favor of our customers that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. We have also, at times, assumed indemnification obligations in favor of the purchasers of businesses that we have divested that could be triggered upon an allegation or finding of infringement of other parties’ proprietary rights by those purchasers. These indemnification obligations would be triggered for reasons including the sale or supply of a product that was later discovered to infringe another party’s proprietary rights. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. To address any potential claims or actions asserted against us or those we have indemnified, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all. Litigation could result in significant expense to us, adversely affecting sales of the challenged product or technology and diverting the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse outcome in any litigation, we may be required to:

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

We are subject to litigation risks.

We are, from time to time, subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operation. However, claims, the claims process, and litigation are inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

Our future success depends on international sales and the management of global operations.

Non-U.S. sales accounted for approximately 78% of our revenue in fiscal 2006. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in our ability to acquire and enforce our intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. laws and regulations, including U.S. export restrictions;

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

Many of the challenges noted above are applicable in China, which is a large and fast growing market for semiconductors and therefore an area of additional and continued growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia/Pacific region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.

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

The outbreak of severe acute respiratory syndrome (“SARS”), avian flu or other health related issues, could impact our customer or supply base, especially in Asia.

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

The semiconductor industry, and the semiconductor product markets specifically, are highly competitive. Competition is based on price, product performance, quality, reliability and customer service. The gross margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. Some of our competitors may have better established supply or development relationships with our current and potential customers. Competitors include manufacturers and designers of standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. In addition, companies not currently in direct competition with us may introduce competing products with superior performance attributes in the future.

We depend upon the continued demand for our products in the high-end consumer, communications, industrial and computing markets for a significant portion of our net revenues.

We realize a significant portion of our net revenues from products sold in the high-end consumer, communications, industrial and computing markets. Therefore, our success depends in part on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. These markets may experience changes in demand that will adversely affect our business and operating results.

Difficulties in estimating the amount and timing of sales to our customers could harm our operating results.

It is difficult for us to forecast accurately the timing and amount of sales to our customers, which include distributors and original equipment manufacturers. Customers generally take a long time to evaluate products and technologies before committing to design our products into their systems. Moreover, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled on short notice to us and without significant penalty to our customers. We do not have substantial non-cancelable backlog and often we are forced to obtain inventory and materials from our manufacturing subcontractors in advance of anticipated customer demand. Because we incur expenses, many of which are fixed, based in part on our forecasts of future revenue, our operating results could be harmed if sales levels are below our expectations.

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

Most of our distributors and resellers, who represent approximately 40% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could negatively impact our business, including net sales and accounts receivable.

In fiscal 2006, our distributors and value-added resellers accounted for approximately 40% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. One of our distributors, Avnet (including EBV), accounted for 10% of our net sales in fiscal 2006. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

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

Our financial results may be adversely impacted by higher than expected tax rates, exposure to additional income tax liabilities and the adoption of new accounting pronouncements regarding income tax accounting.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

In fiscal 2007, we will adopt the provisions of the Financial Accounting Standards Board’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We are still evaluating the effect FIN 48 will have on our consolidated statements of operations and consolidated balance sheets as implementation guidance is published. FIN 48 may require us to record our tax expense differently than we might otherwise have done so based on various estimates of probabilities of events. As a result, our tax expense may be more volatile than in the past or may be more volatile due to additional reasons. Such volatility in tax expense contributes to volatility in reported financial results, which may cause our stock price to itself become more volatile or to decline as a result of the uncertainty in our financial results.

Accounting pronouncements are moving toward “fair value” methodology accounting, which may lead to more volatility in reported earnings which might cause a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board that require companies to regularly attempt to determine or estimate the fair value of both certain assets and certain liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as to give companies the option to apply fair value measurements more broadly to many financial assets and liabilities. For us, particularly regarding indefinite life intangible assets (“goodwill”), certain other “long-lived assets” such as property, plant and equipment, and stock-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an adverse and significant adjustment to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects and might cause a decline in our stock price.

Changes in accounting standards for stock-based compensation may adversely affect our operating results, our stock price, and our competitiveness in the employee marketplace.

The adoption of SFAS No. 123R, the accounting pronouncement regarding stock-based compensation, required us to expense our calculated stock-based compensation provided to employees beginning in our fiscal 2006. The market in which we compete for the skilled employees that are knowledgeable in our required disciplines is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123R will decrease our earnings as reported on a generally accepted accounting principles basis by the amount of stock-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives. Further, as this decrease in earnings becomes evident, our stock price may decline or may not rise to the same extent it otherwise might have due to the reduced apparent profitability.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (“Firm”) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of December 29, 2006. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of investor confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to timely meet our regulatory reporting obligations and cause our stock price to be adversely affected due to the loss of investor confidence in us.

Our independent registered public accounting firm must confirm its independence in order for us to meet our regulatory reporting obligations on a timely basis.

Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the Firm and us that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to us. If, for whatever reason, our independent registered public accounting firm finds that it cannot confirm that it is independent of us based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

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

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of companies, products or technologies, or we may reduce or dispose of certain product lines or technologies which no longer fit our long-term strategies. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating new personnel, coordinating new product and process development, conforming the acquired company’s standards, processes, procedures and controls with our operations, separating or reorganizing existing business or product groups, in addition to diversion of management’s attention away from other business concerns, amortization of acquired definite-lived intangible assets, immediate expensing of certain acquired R&D project values, goodwill impairment charges and potential loss of key employees or customers of acquired or disposed operations, among others. Further, acquisitions may require the potentially dilutive issuances of equity securities, the incurrence of debt and the assumption of contingent liabilities. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities, inadequacies, debt incurrence, common stock issuance or assumption of liabilities could have a material adverse effect on our business, operating results, financial condition, cash flows and the price of our Class A common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

In the United States, we lease approximately 100,000 square feet for our corporate headquarters in Milpitas, California, which also includes sales and design functions. Additional manufacturing, warehouse and office facilities are housed in approximately 600,000 square feet of owned facilities in Palm Bay, Florida (not including our property in “held-for-sale” status).

Additionally, we conduct engineering activity and maintain regional sales offices aggregating approximately 300,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, all of our offices are leased under generally short-term leases (lease periods vary but expire by 2012).

We have consolidated and renovated our Florida manufacturing and design facilities and we are currently seeking to dispose of approximately 300,000 square feet of manufacturing and office space along with approximately 30 acres of land. We expect to conclude a sale or other disposition during 2007.

We believe that our current facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities not being offered for sale is being substantially utilized.

Item 3. Legal Proceedings

(a) Legal Proceedings

We and certain of our former directors as well as our lead underwriter of our March 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a of other related securities suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement has recently been reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, we would not be required to pay any damages, expenses or litigation costs to the plaintiffs. When negotiations are completed and the parties have agreed upon the final terms of the settlement agreement, the agreement must be approved by the court before dismissal of the Company and other parties to the agreement from the suit. On February 15, 2005 the judge preliminarily approved the issuers’ settlement agreement. Final approval is subject to certain revisions requested by the judge, notice to the affected class members, and a final hearing. On December 5, 2006, the Second Circuit Court of Appeals reversed the class certification of six “focus” cases that are part of the ±300 consolidated class action suits. It is unknown how this ruling will affect the approval of the settlement.

(b) Legal Proceedings Terminated in the Fourth Quarter of our Fiscal Year 2006

Symbol Technologies, Inc. (“Symbol”) v. Intersil Corporation and Choice-Intersil Microsystems, Inc., Index No. 03-18971 (Supreme Court, Suffolk County, New York, filed July 23, 2003). In this action, Symbol sought recovery under various indemnity theories for costs and attorneys fees allegedly incurred by Symbol in defending two federal court actions in which patent infringement was asserted against Symbol. Symbol contended that the Company and our former subsidiary Choice-Intersil Microsystems owed an indemnity obligation because components of systems accused of being used in an infringing manner were supplied by the Company or by Choice-Intersil Microsystems. The parties reached a settlement in December 2006 and have discontinued the action with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information:

Our Class A Common Stock has been traded on the NASDAQ Stock Market since February 2000 under the symbol “ISIL.” We currently have the Global Select Market listing status on the NASDAQ Stock Market. Prior to 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in NASDAQ Stock Market trading.

Fiscal Quarter:	High	Low
First quarter of 2005 (from January 1, 2005 to April 1, 2005)	$17.50	$13.82
Second quarter of 2005 (from April 2, 2005 to July 1, 2005)	$20.11	$15.55
Third quarter of 2005 (from July 2, 2005 to September 30, 2005)	$21.78	$18.99
Fourth quarter of 2005 (from October 1, 2005 to December 30, 2005)	$26.67	$20.09
First quarter of 2006 (from December 31, 2005 to March 31, 2006)	$30.31	$25.34
Second quarter of 2006 (from April 1, 2006 to June 30, 2006)	$30.70	$22.59
Third quarter of 2006 (from July 1, 2006 to September 29, 2006)	$26.15	$20.44
Fourth quarter of 2006 (from September 30, 2006 to December 29, 2006)	$25.92	$22.87

(b) Holders:

On February 16, 2007 the last reported sale price for our Class A Common Stock was $24.59 per share. At the same date, there were about 381 record holders of our Class A Common Stock.

(c) Dividends:

In 2005, we declared and paid quarterly dividends totaling $0.17 per share. In 2006 we declared and paid quarterly dividends totaling $0.21 per share, including a fourth quarter dividend of $0.06 per share. The first quarter dividend in 2007 has been declared by our Board of Directors at $0.10 per share, to be paid February 23, 2007, an indicated annual rate of $0.40 per share, an indicated annual rate of $0.40 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, our stock repurchase program, legal risks, liquidity, and profitability. Determination to declare and pay a dividend will be made by our Board of Directors timely in light of these and other factors the Board of Directors deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans:

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Elantec 1994, 1995 and 2001 Equity Incentive Plans (1)	3,606	$23.46	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans (1)	1,933	$11.98	None
Intersil 1999 Equity Compensation Plan (2)	17,289	$24.26	11,176
Equity compensation plans not approved by shareholders (3)
Total (4)	22,828	$23.06	11,176

(1)	Each of these plans in these totals have been acquired by a purchase accounting method acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected be made under the 1999 Equity Compensation Plan.
(2)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 749 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 16,540 stock options.
(3)	There are no equity compensation plans that have not been approved by shareholders.
(4)	The number of securities for the total of the plans includes 749 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 22,079 stock options.

(e) Performance Graph:

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 31, 2001 and ending December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities:

We did not sell unregistered securities during 2006.

(g) Issuer Purchases of Equity Securities:

In 2004, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following that announcement (2004 Authorization). Upon full use of the 2004 Authorization in 2005, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following that announcement (2005 Authorization). Prior to the full use of the 2005 Authorization in 2006, in May 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following the announcement (2006 First Authorization, or Plan A below). Upon the full use of the 2006 First Authorization, in December 2006, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following that announcement (2006 Second Authorization, or Plan B below).

Under these programs, during fiscal year 2006, we repurchased 11,555,057 shares of our Class A common stock at an approximate cost of $295 million.

Plan A: The following table details repurchase activity in our fourth fiscal quarter under Plan A.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
9/30/2006	10/27/2006	—	—	—	$67,500,382	Plan A
10/28/2006	11/24/2006	1,309,800	$24.13	1,309,800	$35,891,159	Plan A
11/25/2006	12/29/2006	1,464,961	$24.50	1,464,961	$—	Plan A

Total		2,774,761	$24.33	2,774,761	$—

Footnotes—Plan A

Plan A
(1)	The date the plan was announced	May 11, 2006
(2)	The dollar amount approved	$150,000,000
(3)	The expiration date of the plan	May 10, 2007
(4)	Plans expired during the period covered by the table	None
(5)	Plans the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

Plan B: The following table details repurchase activity in our fourth fiscal quarter under Plan B.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
9/30/2006	10/27/2006	—	—	—	$—	Plan B
10/28/2006	11/24/2006	—	—	—	$400,000,000	Plan B
11/25/2006	12/29/2006	1,332,788	$24.38	1,332,788	$367,504,898	Plan B

Total		1,332,788	$24.38	1,332,788	$367,504,898

Footnotes—Plan B

Plan B
(1)	The date the plan was announced	December 18, 2006
(2)	The dollar amount approved	$400,000,000
(3)	The expiration date of the plan	December 14, 2007
(4)	Plans expired during the period covered by the table	None
(5)	Plans the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

Item 6. Selected Financial Data

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended December 29, 2006 are derived from our audited consolidated financial statements. All periods presented have been audited. Fiscal Year 2002 contains 53 weeks. All other periods identified as “fiscal years” include 52 weeks. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year 2002 (a)(b)(d)(e)	Fiscal Year 2003 (b)(d)(e)	Fiscal Year 2004 (c)(d)(e)	Fiscal Year 2005 (d)(e)	Fiscal Year 2006
	($ in millions, except per share amounts)
Revenue	$419.6	$507.7	$535.8	$600.3	$740.6
Income (loss) from continuing operations	$(23.3)	$58.5	$40.4	$86.8	$151.3
Basic income (loss) per share from continuing operations	$(0.19)	$0.42	$0.29	$0.61	$1.08
Diluted income (loss) per share	$(0.19)	$0.41	$0.28	$0.59	$1.07
Total assets	$2,369.5	$2,448.9	$2,587.6	$2,583.7	$2,559.1
Long-term debt, including current portion	—	—	—	—	—
Dividends per common share	—	$0.03	$0.13	$0.17	$0.21

The following transactions affect the comparability of the results between the fiscal periods above:

a) In May 2002, we acquired Elantec. Accordingly, Elantec’s results of operations since the acquisition date are included within the results above.

b) In August 2003, we sold the assets of our Wireless Networking product group. The revenue, income (loss) from continuing operations, and basic income (loss) per share from continuing operations figures do not include amounts relating to this product group as we utilized discontinued operations accounting for the disposition.

c) In July 2004, we acquired Xicor by issuing Intersil Class A common stock and using cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date. Please refer to Note 11 within the Consolidated Financial Statements for further discussion.

d) During fiscal 2002, 2003, 2004 and 2005, we recorded various impairment charges or credits. Please refer to Note 13 within the Consolidated Financial Statements for further discussion.

e) During fiscal 2002, 2003, 2004 and 2005, we recorded various restructuring charges. Please refer to Note 12 within the Consolidated Financial Statements for further discussion.

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

We began our transformation into an HPA company with the acquisition of Elantec in 2002 and the divestiture of our wireless networking business in 2003. We further strengthened the transformation with the 2004 acquisition of Xicor. Our transformation has required us to report our financial performance with restructurings, impairments, discontinued operations and write-offs attendant to our acquisitions. Our first full year as a pure HPA company was fiscal 2005. Since then, our focus has resulted in revenue growth that has been very broad-based across our many analog products. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market. Our investments to expand our product portfolio to almost 50 product families appear to be successful, enabling us to reach our primary management goals of revenue growth with higher margins, growing operating income and increasing cash flow generation measured against the investment in the company.

Statement of Operations

($ millions and % of revenue*)

NM = not meaningful

							Percentage Change From Previous Year
	2004		2005		2006		2005	2006
Revenue	$535.8	100.0%	$600.3	100.0%	$740.6	100.0%	12.0%	23.4%
Costs, expenses and other income
Cost of revenue	237.2	44.3%	265.6	44.2%	315.7	42.6%	12.0%	18.9%

Gross profit	298.6	55.7%	334.7	55.8%	424.9	57.4%	12.1%	26.9%
Research and development	112.4	21.0%	118.3	19.7%	126.5	17.1%	5.2%	6.9%
Selling, general and administrative	96.6	18.0%	106.5	17.7%	137.1	18.5%	10.2%	28.8%
Amortization of intangibles	7.4	1.4%	9.6	1.6%	9.5	1.3%	29.7%	(1.3)%
In-process research and development	31.2	5.8%	—	—	—	—	NM	NM
Impairment (gain) of long-lived assets	26.2	4.9%	(0.6)	(.1)%	—	—	NM	NM
Restructurings	6.1	1.1%	2.8	.5%	—	—	NM	NM
Gain on sale of certain operations	(0.9)	(.2)%	—	—	—	—	NM	NM
Other losses (gains)	3.4	.6%	(2.0)	(.3)%	—	—	NM	NM

Operating income	16.2	3.0%	100.1	16.7%	151.8	20.5%	518.5%	51.6%
Interest income, net	13.2	2.5%	19.0	3.2%	29.7	4.0%	43.4%	56.7%
Loss on certain investments, net	—	—	—	—	(1.4)	(.2)%	NM	NM
Gain on investment securities	3.8	.7%	—	—	—	—	NM	NM

Income from continuing operations before income taxes	33.2	6.2%	119.1	19.8%	180.2	24.3%	258.6%	51.3%
Income taxes (benefit)	(7.1)	(1.3)%	32.3	5.4%	28.8	3.9%	NM	(10.7)%

Income from continuing operations	40.4	7.5%	86.8	14.5%	151.3	20.4%	115.2%	74.3%
Discontinued operations
Income (loss) from discontinued operations	1.1	.2%	(1.1)	(.2)%	0.9	.1%	NM	NM
Income taxes (benefit) from discontinued operations	0.8	.1%	(0.1)	(.0)%	0.3	.0%	NM	NM

Net income (loss) from discontinued operations	0.3	.1%	(0.9)	(.2)%	0.5	.1%	NM	NM

Net income	$40.7	7.6%	$85.9	14.3%	$151.9	20.5%	111.1%	76.9%

* Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in 2005 and 2004, primarily stock-based compensation, have been reclassified to conform to the presentation in 2006. See footnote 8.6 to the financial statements elsewhere herein for information relating to additional stock-based compensation recorded to cost of revenue, research and development, and selling, general and administrative expenses in 2006.

Geographical revenue:

($ millions)	2004		2005		2006
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia/Pacific	$322	60%	$396	66%	$502	68%
North America	134	25%	138	23%	164	22%
Europe	80	15%	66	11%	75	10%

Total	$536	100%	$600	100%	$741	100%

Revenue and Cost of Revenue

Our revenue for 2006 was $740.6 million, an increase of $140.3 million or 23% over 2005. This increase was driven by growth in all of our four end markets. Communication products saw the highest growth at 27%, followed by computing products at 26%, high-end consumer products at 22% and industrial products at 19%. In aggregate, higher unit demand increased sales by approximately $161 million, which was partially offset by a decline in average selling prices (“ASPs”), which decreased sales by approximately $21 million. Of this sales growth, approximately $106 million came from our sales to customers in the Asia/Pacific region, $26 million from North America, and approximately $9 million from Europe. Higher sales units achieved were a function of our currently strong product offering in computing and consumer power management devices and consumer electronics. Declining sales prices has been a phenomenon of the semiconductor industry for much of its existence and is expected to continue into the foreseeable future.

Our revenue for 2005 was $600.3 million, an increase of $64.5 million or 12.0% over 2004. This increase was primarily due to a 43% increase in high-end consumer products, single-digit percentage growth in computing and industrial products, and a partially offsetting decline of 2% in our communications products. In aggregate, higher unit demand increased sales by approximately $146 million, which was partially offset by a decline in ASPs, which decreased sales by approximately $82 million. Of this sales growth, approximately $74 million came from our sales to customers in the Asia/Pacific region and $4 million from North America, which was partially offset by an approximately $14 million sales decline to customers in Europe.

We anticipate that our revenue from Asia/Pacific region customers will continue to grow in percentage terms as that region’s companies lead in the manufacture of the finished applications (consumer electronics, computers, communications equipment) that our products are used in. End market demand for those applications is global and hence dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor (including stock-based compensation), overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin improved by 160 basis points in 2006 over 2005 compared to an increase of only 10 basis points in 2005 over 2004. The 160 basis point improvement was accomplished despite an increase of almost $2 million (approximately 20 basis points) of stock-based compensation expense due to our adoption of SFAS 123R in 2006. The 2006 increase in gross margin was partially due to our product mix in 2006, as sales for our higher margin, general purpose products grew 28% over 2005 and sales for some of our lower margin products grew 20% over 2005. The 2006 increase in gross margins was also a function of lower wafer prices, improved yields and better pricing from our assembly and test partners in 2006.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses (including stock-based compensation) of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 7% to $126.5 million in 2006 compared to $118.3 million for 2005 and $112.4 million for 2004. The 2006 increase of approximately $8 million is made up of increased stock-based compensation costs due to our adoption of SFAS 123R in 2006 of $9 million offset by miscellaneous other cost reductions. Our R&D spending increased by 5% in 2005 compared to 2004 due to additional R&D spending associated with our acquisition of Xicor in July 2004.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses (including stock-based compensation) of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our Human Resources, Finance, Information Systems, Legal, Executive and other administrative functions.

Our SG&A expenses increased by 29% to $137.1 million for 2006 compared to $106.5 million for 2005 and $96.6 million for 2004. The approximately $30 million increase in 2006 compared to 2005 was made up of approximately $22 million of additional stock-based compensation costs due to our adoption of SFAS 123R in 2006 and increased selling and marketing expenses associated with higher sales. The increase in 2005 compared to 2004 was driven by increased selling expenses associated with higher sales and increased labor costs for a full year resulting from the acquisition of Xicor during mid-2004.

Amortization of Purchased Intangibles; Goodwill

Amortization of purchased intangibles for 2006 was $9.5 million, approximately equal to that in 2005 of $9.6 million. Amortization increased by 30% to $9.6 million for 2005 compared to $7.4 million for 2004. The increase in 2005 compared to 2004 resulted from a full year of amortization of developed technology acquired with our purchase of Xicor in July 2004 compared to only five months of amortization recognized during 2004. Our purchased intangibles, which are definite lived assets, are amortized over their useful lives ranging from 4 to 11 years.

We review goodwill for impairment indicators quarterly and perform substantive impairment testing annually. During the fourth quarter of 2006, we determined that the value of our reporting units exceeded the goodwill value stated on our balance sheet and therefore, did not record any impairment to goodwill. However, our goodwill value is dependent on many factors including future market demand for our products, our stock market valuation, valuation of our expected cash flow, relative values of our reporting units and many other factors. We could have goodwill impairment in the future which would negatively impact our earnings.

In-Process Research and Development (“IPR&D”)

In connection with our acquisition of Xicor in July 2004, we allocated $31.2 million of the purchase price to IPR&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the IPR&D had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to income in fiscal year 2004. By the end of fiscal 2005, each of the projects reached some stage of commercial feasibility and were released to production. Developmental research spending ceased with commercialization and only sustaining engineering costs are currently being expended on these products. See Footnote 11 to our consolidated financial statements included elsewhere herein relating to the Xicor acquisition consideration and allocation of purchase price, including that allocated to IPR&D.

Impairment of Long-Lived Assets

During 2004, we announced that we would move all internal volume of our 0.6-micron wafer processing to an outside provider’s manufacturing facility and our Florida manufacturing capacity would be used to manufacture products using greater than 1 micron proprietary processes. In conjunction with this shift, we recorded an impairment of $26.6 million ($16.5 million net of tax) during the quarter ended April 2, 2004 on certain production equipment that was used to produce the 0.6-micron wafers at our Palm Bay facility. The impairment was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. These assets have been sold. During 2005 and 2004, we reversed $0.6 and $0.8 million, respectively, of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value by at least that amount.

Restructurings

We have formulated and completed two restructuring plans during the 2004 to 2005 time span as we executed our long-term High Performance Analog business objectives. The effects of these two restructurings have resulted in our estimate of approximately $23 million in reduced annual operating costs and we believe they have streamlined our business operations and enabled measurable progress toward our business objectives.

Severance related costs are expensed when incurred and substantially all of our severance agreements contain provisions for benefits upon notification of termination. Restructurings that reflect our 2004 Xicor acquisition integration are described below:

July 2004

In July 2004, we announced a restructuring plan to streamline our manufacturing and support functions and recorded $6.1 million in restructuring expense. Approximately 200 employees were notified that their employment would be terminated. The affected positions included manufacturing, research and development, and selling, general and administrative employees. All of the employees were located in the United States. As of December 30, 2005, the affected positions had all been terminated.

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

Other Income and Expenses

Gain on Sale of Certain Operations

In 2004, we recorded an additional $0.9 million ($0.6 million net of tax) gain related to our 2001 sale of our Discrete Power product group. This gain was the result of a reduction of accrued exit costs due to favorable contract negotiations with landlords and other vendors.

Interest Income, net

Our interest income increased 57% to $29.7 million in 2006 compared to $19.0 million for 2005 and $13.2 million for 2004. Interest income increased in 2006 due primarily to increased interest rates earned on our investments compared to 2005. Our invested cash balances in 2006 were comparable to those in 2005. Available market interest rates in 2006 were higher than those in 2005. Our 2005 interest income increased 43% to $19.0 million, also due primarily to higher interest rates earned on our investments compared to 2004. We net an immaterial amount of bank fees and charges against our interest income for presentation purposes. Our planned rate of increase in our stock repurchase program will reduce our financial resources available to invest in interest bearing securities in 2007 and cause a reduction in our interest income in fiscal 2007, assuming no significant change in available interest rates.

Gain (Loss) on Investments

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

Income Tax Expense (Benefit)

Our income tax expense from continuing operations was $28.8 million or 16% of pretax income for 2006 compared to tax expense of $32.3 million or 27% of pretax income for 2005 and a tax benefit of $(7.1) million or (21)% of pretax income for 2004. The effective tax rate declined in 2006 primarily because of the $150 million dividend repatriation in 2005 that did not occur in 2006 (see below). The benefit from the loss on the sale of our interest in a cost method investee was the other key driver in the 2006 tax rate decline.

Our income tax expense for 2005 included a provision of $6.6 million relating to our repatriation of $150 million of foreign earnings. See Footnote 18.4 in our consolidated financial statements for more information about our repatriation.

The tax benefit realized in 2004 was primarily due to a settlement of prior year income tax audits and an increase in our tax exempt interest income.

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

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates. See Footnote 18.3 for our statutory to effective tax rate reconciliation for the three years ended December 30, 2006.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This pronouncement is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters. The Company will adopt FIN 48 effective for its fiscal year 2007. We are still evaluating the effect FIN 48 will have on our consolidated statements of operations and consolidated balance sheets as implementation guidance is published.

Discontinued Operations

In 2004, we recorded an additional gain of $6.9 million ($4.2 million net of tax) primarily as a result of finalizing a contingent working capital adjustment with the buyer of our Wireless Networking product group, which was sold in fiscal 2003. Also, during 2004, we reached a settlement with Agere Systems Corporation on all pending litigations related to our Wireless Networking product group under mutually agreeable terms. As part of the confidential agreement, we recorded an expense of $5.8 million ($5.0 million net of tax). In fiscal 2005 we settled a foreign tax liability relating to this sale, which made up the majority of our loss of $1.1 million ($0.9 million net of tax) from discontinued operations. In fiscal 2006 we reached a settlement relating to remaining patent rights litigation connected with this sale. After the settlement payment, the remaining accrual of $0.8 million ($0.5 million net of tax) was released and is classified and presented as discontinued operations.

Backlog

Our sales are made pursuant to purchase orders that are booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to the buyer’s earliest requested delivery date for standard products and ninety days prior to our original committed delivery date for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Our year end backlog for 2006 was $117.7 million; for 2005 it was $132.8 million; and 2004 it was $78.8 million. Although not always the case, we believe backlog can be an indicator of performance for approximately the next two quarters. See “Business Outlook.”

Business Outlook

As we announced via our Fourth Quarter 2006 Earnings press release (filed with our Current Report on Form 8-K, both as of January 24, 2007), we anticipated revenues for the first quarter to be between $162 million and $168 million due to inventory issues currently affecting our industry and seasonality in our consumer and computing markets. Based on this outlook, we expected earnings per diluted share of approximately $0.21 to $0.23.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of December 29, 2006 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$24.8	$6.6	$10.7	$6.8	$0.7
Open capital asset purchase commitments	6.7	6.7	—	—	—
Open raw material purchase commitments	20.7	20.7	—	—	—
Standby letters of credit	3.1	3.1	—	—	—

Total	$55.3	$37.1	$10.7	$6.8	$0.7

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include test, assembly and production equipment. Open raw material purchase commitments include purchase orders for $19.8 million for externally produced wafers. We utilize standby letters of credit primarily for security for various contracts or services such as workers compensation ($1.0 million), environmental items ($1.3 million), as well as for security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

We do not have any guarantees that would affect our liquidity, cash flow or financial position. We do not have any relationships with other parties that would have a material negative impact on our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our treasury share repurchase program, our dividend program, the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of December 29, 2006, our total shareholders’ equity was $2.4 billion. At that date we also had $624 million in cash and short-term securities, as well as $78 million in long-term investments. We have no debt outstanding and believe we would be able to access debt capital of varying amounts and terms if, as and when a desire or need therefore was identified and approved by our Board of Directors.

Our primary sources and uses of cash during the three fiscal years ended December 29, 2006 are presented in this summarized table:

	Fiscal Years Ended
	Dec 31, 2004	Dec 30, 2005	Dec 29, 2006
	(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$98	$153	$236
Proceeds from exercise of stock options, warrants and purchases under the employee stock purchase plan	22	40	110

	$120	$193	$346

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(267)	$(1)	$(3)
Capital expenditures, net of sale proceeds	—	(18)	(29)

	$(267)	$(19)	$(32)

Returned to shareholders
Stock repurchases	$(128)	$(128)	$(295)
Dividends paid	(18)	(24)	(30)

	$(146)	$(152)	$(325)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$233	$(14)	$32
Net increase (decrease) in cash and cash equivalents	$(61)	$8	$21

In each of the three years, our primary sources of cash have generated amounts ranging from over $100 million to over $300 million. Aggregately, over the three years presented above, our cash generation has been $659 million. We have returned a substantial amount of that cash to shareholders via our stock repurchase programs and our dividend payments; aggregately over the same three year period, $623 million. In 2004 we acquired Xicor for a combination of cash and stock that represents a strategic growth investment to strengthen our power management products and our management. The aim of the Xicor acquisition, as with most acquisitions that we might pursue, is to increase future cash flows from operating activities. The cash portion of the purchase price for Xicor represents a significant portion of the $267 million shown in the table above in fiscal 2004 for business acquisitions.

Our aim of the Company is to constantly improve the cash flows from our existing business activities against a relatively fixed investment and to return the majority of that cash flow to stockholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both. Volatility in the business environment we operate in may cause these amounts to vary from year to year.

Our cash, cash equivalents and investments noted above, when combined with the lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return much of our free cash flow to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $1.8 million, or 2%, to $98.0 million at December 29, 2006 from $99.8 million at December 30, 2005. This decrease primarily reflects our increased emphasis on collection activity during 2006 since our year-over-year fourth quarter sales increased approximately 3% in 2006 over 2005. Inventories increased by $5.8 million, or 7%, to $92.4 million at December 29, 2006 from $86.6 million at December 30, 2005. Our inventory levels reflect reduced turns in the fourth quarter of 2006 due to a further reduction in sales forecasted for our 2007 first quarter. We believe our overall working capital investment can be managed to be relatively constant in relation to our volume of business activity measured by sales revenues and unit volumes for the foreseeable future.

Our standard trade receivable terms range from net 30 to net 60 days. From time to time, management has made exceptions to these standard terms for various business and competitive reasons and extended the terms up to 90 days.

Capital Expenditures

Capital expenditures were $31 million for fiscal 2006, $24 million for fiscal 2005 and $6 million for fiscal 2004. In 2006 our expenditures focused on continuing our capacity expansion in test and packing equipment; in 2005 our expenditures focused on test/packaging equipment and expenditures related to preparing for our 2006 campus consolidation in Florida.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

In 2006 we enjoyed increased cash flow from stock plans (exercises of stock options and sales under our ESPP). At more than $110 million for the fiscal year, cash collected from such exercises exceeded the $62 million sum of the prior two years. While the level of such cash inflow to us in future periods is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash, after operating cash flow, in fiscal 2007.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and, announced in February 2007, a 10¢ per share dividend for the first quarter of fiscal 2007. Both programs represent our major effort to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

Transactions with Related and Certain Other Parties

Former related party—Intersil had a contract in place with a former related party, which expired in mid-year fiscal 2005, under which they provided a specified percentage of Intersil’s test and package services. The terms of the contract were the result of arms-length negotiations and, in the opinion of management, were no less favorable than those that could be obtained from non-affiliated parties. At the time the contract was entered into, the companies shared a common board member and Intersil once held an equity position in the company. Although the Company continues to procure a portion of its test and package services from this firm, it utilizes other vendors for these services as well.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have included our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimates, and the possible effects on our financial condition. The six accounting estimation processes discussed below are:

1) the allowance for collection losses on trade receivables,

2) distributor, OEM and warranty allowances,

3) allowances for excess or obsolete inventory,

4) the assessment of recoverability of goodwill

5) accounting for income taxes, and

6) fair value of stock-based compensation

These estimates involve certain assumptions that if incorrect could create changes, including adverse ones, to our statement of operations and financial position. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting policies, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Allowance for collection losses on trade receivables, or “Receivables Allowance”

	December 30, 2005 ($ in millions)	December 29, 2006 ($ in millions)
Gross trade receivables	$105.7	$104.0
Receivables allowance	(0.9)	(0.4)
Other allowances	(5.0)	(5.6)

Net trade receivables	$99.8	$98.0

Our Receivables Allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which as of December 29, 2006 equaled 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance.

Distributor, OEM and warranty allowances, or “Other Allowances”

Shown in the immediately foregoing table relating to Receivables Allowance as “Other allowances,” are our allowances for various eventual customer credits. This is a combination of distributor, original electronic manufacturer (“OEM”) and warranty allowances. Distributor allowances were $2.2 million and $1.4 million at December 29, 2006 and December 30, 2005, respectively. Revenue is recognized from sales to all other customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions. The international distributor allowances comprise two components that are reasonably estimable. The first component of international distributor allowances is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific allowances for our OEM customers, of which various types of returns are the largest component, totaled $1.7 million at December 29, 2006; warranty allowances, returns for which there are product performance claims, totaled $1.7 million as of December 29, 2006.

Allowances for excess or obsolete inventory, or “Inventory Allowances”

We record our inventories at the lower of cost or market as described in the footnotes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory can not be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We provide an allowance for 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete. We provide an allowance for approximately 40% to 50% of the standard cost of the excess inventory. We believe that this allowance represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory. Inventory Allowances totaled approximately $22.7 million on gross inventory of $115.1 million at December 29, 2006 and $23.8 million on gross inventory of $110.4 million at December 30, 2005.

Product demand estimates are a key element in determining Inventory Allowances. Our estimate of product demand requires significant judgment and is based in part on historical revenue. Historical sales may not accurately predict future demand. If future demand is ultimately lower than our estimate, we could incur significant additional expenses to provide allowances for and scrap obsolete inventory.

Assessment of recoverability of goodwill

Pursuant to our adoption of SFAS 142 in 2001, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives and found no impairment. According to our accounting policy, we also perform an annual review during the fourth quarter of each subsequent year, and have found no impairment in any period to date. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under the two-step method for impairment at a level of reporting referred to as a reporting unit. At December 29, 2006 we have five reporting units for purposes of this analysis. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. We have not recognized any impairment losses on goodwill since adopting SFAS 142.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide income tax liabilities. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Our effective tax rate as well as the actual taxes ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.

The aforementioned temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At December 29, 2006, our net deferred tax asset amounted to $82.4 million compared to $98.7 million at December 30, 2005. This decrease is primarily due to the usage of net operating loss carryforwards (“NOL’s”) arising out of the Xicor acquisition and research credit carryforwards.

Fair value of stock-based compensation

Under SFAS 123R, the fair value of the grant (compensation cost) is calculated by us on the date of grant using the Lattice method (except for cost relating to grants made prior to the fourth quarter of 2004 for which we used the Black-Scholes model). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. We adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Calculating fair value requires us to estimate certain key assumptions in the valuation model. These are expected stock price volatility, the expected risk-free interest rate in the market, and expected forfeitures of options by employees due their termination before vesting is fully earned. Volatility is one of the most significant determinants of fair value. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our expected risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. Expected forfeitures must be estimated to reduce the gross calculation of fair value to an amount expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for the appropriate employee level. Thereafter, as vesting tiers within an option are more frequent until fully vested, the actual forfeiture (or lack thereof) determines the appropriate amount to be recorded in the financial statements.

Calculating fair value for our options and deferred stock units that have a performance measurement element to them also requires us to estimate the likely actual performance before the performance is complete. We do this by adjusting the forfeiture rate to include the expectation of actual performance at the time the calculation is made for purposes of amortizing the compensation appropriately. Such performance-based instruments, depending upon the term of required performance, may need to be remeasured as frequently as quarterly. See Note 8.7 to our consolidated financial statements for more information with regard to our performance-based grants.

These estimates of key assumptions are based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in our reported earnings due to changed facts and circumstances surrounding the Company’s use of stock compensation.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)—This pronouncement is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters. The Company will adopt FIN 48 effective for its fiscal year 2007. The Company is still evaluating the effect FIN 48 will have on our consolidated statements of operations and consolidated balance sheets as implementation guidance is published.

SEC Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108)—Issued in September 2006, SAB 108 is meant to reduce the diversity in practice of the quantification of financial statement misstatements to prevent the build up of improper amounts on the balance sheet. For the Company, SAB 108 is effective in its financial statements and related disclosures as of December 29, 2006. The Company does not believe adoption of SAB 108 will have a material effect on its consolidated financial statements.

FASB Staff Positions (FSP) 123R-5 “Amendment of FASB Staff Position FAS 123R-1” (FSP 123R-5) and 123R-6 “Technical Corrections of FASB Statement No. 123R” (FSP 123R-6)—As described in Note 8, the Company has adopted the provisions of SFAS 123R during fiscal year 2006. In October 2006, the FASB issued FSP 123R-5 and FSP 123R-6 addressing the following matters: whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123R-1; to revise the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS 123R; to clarify that when awards are no longer probably of vesting, any previously recognized compensation cost should have been reversed; and to amend the definition of “short-term inducement” to exclude an offer to settle an award. The effective dates for these pronouncements is the Company’s first reporting date beginning after the date of issuance, which is fiscal year 2007. The Company does not believe that the adoption of these FSP’s will have a material effect on its consolidated statements of operations and consolidated balance sheets.

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159)—This pronouncement permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, or, our 2008 fiscal year. We are currently evaluating the effect that adoption of this pronouncement might have on our consolidated statements of operations and consolidated balance sheets to determine whether to electively adopt its provisions.

Subsequent Events

In February 2007, the Company’s Board of Directors declared a quarterly dividend of 10¢ per share of common stock. Payment of the dividend was made on February 23, 2007 to shareholders of record as of the close of business on February 13, 2007.

The Company has filed two Current Reports on Form 8-K subsequent to its year ended December 29, 2006. The first, dated January 24, 2007, disclosed the operating results for the Company’s fourth fiscal quarter and full fiscal year. The second, dated February 8, 2007, disclosed a Board authorized increase in the dividend payment the Company makes on a quarterly basis from 6¢ per share to 10¢ per share with the payment to be made February 23, 2007.

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

The Company’s cash equivalents and short-term investments are subject to two market risks: credit risk and interest rate risk. Since a substantial majority of the sum of cash equivalents and short-term investments are held in the form of auction rate securities with frequent rate resets (see also Notes 2.2.1 and 4.1 in our consolidated financial statements elsewhere herein this Annual Report on Form 10-K) and money market investments, we believe there is no material interest rate risk. Our interest income will therefore be more volatile and vary with short-term rates more than if we had a larger commitment to long-term investments. Our long-term investments are subject to both interest rate risk and credit risk. Since our long-term securities portfolio at December 29, 2006 was made up entirely of Federal agency securities, we believe the credit risk is very low. With regard to interest rate risk on our long-term securities portfolio, we believe a 1-point increase in long-term rates (100 basis points) would result in a theoretical $1.8 million unrealized loss on our approximately $79 million portfolio at that date. Since our long-term investments are classified as held-to-maturity, such a theoretical unrealized loss would not be recorded unless the investment was sold.

At December 29, 2006, we had open foreign exchange contracts with a notional amount of approximately $16.4 million, which was to hedge forecasted foreign cash flow commitments up to six months. As our hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. There was no net gain or loss on foreign exchange contracts for 2006. During 2006, we purchased and sold $43.6 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was immaterial, at December 29, 2006. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	December 30, 2005	December 29, 2006
Gain on foreign exchange contracts	$0.3	$0.0
Purchases and sales of foreign exchange contracts	$66.4	$43.6
Notional amount of open contracts at year end	$10.9	$15.5
Fair value of open contracts at year end	—	$0.1

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 29, 2006 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. See also Note 23 in our consolidated financial statements elsewhere herein this Annual Report on Form 10-K.

A substantial majority of our revenues billed outside the U.S. are billed and collected in U.S. dollars. Therefore we do not believe we have material risk to revenues due to currency rate fluctuations between billing and collection of funds for those amounts billed in other currencies.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements, and the related Notes thereto, of Intersil Corporation and the Independent Registered Certified Public Accountants’ Reports are filed as a part of this report.

INDEX TO FINANCIAL STATEMENTS

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS INTERSIL CORPORATION:

We have audited the accompanying consolidated balance sheet of Intersil Corporation and subsidiaries as of December 29, 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for the year ended December 29, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 29, 2006 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of December 29, 2006, and the results of their operations and their cash flows for the year ended December 29, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 29, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intersil Corporation’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Orlando, Florida

February 26, 2007

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited the accompanying consolidated balance sheet of Intersil Corporation as of December 30, 2005, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 30, 2005. Our audits also included the financial statement schedule for each of the two years in the period ended December 30, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intersil Corporation at December 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 30, 2005.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS INTERSIL CORPORATION:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intersil Corporation maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Intersil Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Intersil Corporation maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Intersil Corporation and subsidiaries as of December 29, 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the year ended December 29, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Orlando, Florida

February 26, 2007

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2005	December 29, 2006
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$137,697	$158,938
Short-term investments	417,531	465,096
Trade receivables, net of allowances ($5,950 at Dec. 30, 2005 and $6,018 at Dec. 29, 2006)	99,791	98,048
Inventories	86,604	92,413
Prepaid expenses and other current assets	11,893	16,589
Deferred income taxes	32,849	18,523

Total Current Assets	786,365	849,607

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($137,080 at Dec. 30, 2005 and $150,133 at Dec. 29, 2006)	96,610	101,121
Purchased intangibles, net of accumulated amortization ($19,660 at Dec. 30, 2005 and $29,128 at Dec. 29, 2006)	39,330	29,863
Goodwill	1,423,630	1,419,781
Long-term investments	157,139	78,585
Deferred income taxes	65,862	67,065
Other	14,781	13,105

Total Non-current Assets	1,797,352	1,709,520

Total Assets	$2,583,717	$2,559,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$27,122	$24,229
Accrued current and retirement compensation	32,203	33,433
Deferred net revenue	10,961	12,813
Other accrued items	22,203	19,159
Non-income taxes payable	3,481	3,170
Income taxes payable	58,140	44,810

Total Current Liabilities	154,110	137,614

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 141,051,346 and 135,920,530 shares issued at Dec. 30, 2005 and Dec. 29, 2006, respectively	1,411	1,359
Additional paid-in capital	2,312,663	2,171,642
Retained earnings	124,779	247,217
Unearned compensation	(9,455)	—
Accumulated other comprehensive income	209	1,295

Total Shareholders’ Equity	2,429,607	2,421,513

Total Liabilities and Shareholders’ Equity	$2,583,717	$2,559,127

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
	(in thousands, except share and per share amounts)
Revenue	$535,775	$600,255	$740,597
Cost of revenue	237,155	265,560	315,734

Gross Profit	298,620	334,695	424,863
Operating costs, expenses and other income
Research and development	112,372	118,255	126,458
Selling, general and administrative	96,589	106,476	137,105
Amortization of purchased intangibles	7,397	9,597	9,468
In-process research and development	31,205	—	—
Impairment (gain) of long–lived assets	26,224	(618)	—
Restructurings	6,104	2,845	—
(Gain) on sale of certain operations	(901)	—	—
Other losses (gains)	3,439	(2,000)	—

Operating income	16,191	100,140	151,832
Interest income, net	13,227	18,966	29,711
Loss on certain investments, net	—	—	(1,367)
Gain on investment securities	3,799	—	—

Income from continuing operations before income taxes	33,217	119,106	180,176
Income tax expense (benefit) from continuing operations	(7,136)	32,284	28,828

Income from continuing operations	40,353	86,822	151,348
Discontinued operations
Income (loss) from discontinued operations before income taxes	1,092	(1,071)	851
Income tax expense (benefit) from discontinued operations	764	(126)	322

Income (loss) from discontinued operations	328	(945)	529

Net income	$40,681	$85,877	$151,877

Basic earnings per share:
Income from continuing operations	$0.29	$0.61	$1.08
Income (loss) from discontinued operations	—	(0.01)	0.01

Net income	$0.29	$0.60	$1.09

Diluted earnings per share:
Income from continuing operations	$0.28	$0.60	$1.06
Income (loss) from discontinued operations	—	(0.01)	0.01

Net income	$0.28	$0.59	$1.07

Weighted average common shares outstanding (in millions):
Basic	140.9	142.2	139.9

Diluted	143.6	145.2	142.4

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
	($ in thousands and net of associated tax effects)
Net income	$40,681	$85,877	$151,877
Currency translation adjustments, net of taxes	705	938	(911)
Realization of unrealized gains on AFS securities	(1,824)	—	—

Comprehensive income	$39,562	$86,815	$150,966

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
	($ in thousands)
OPERATING ACTIVITIES:
Net income from continuing operations	$40,353	$86,822	$151,348
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,332	34,437	31,880
Stock-based compensation	11,538	15,181	48,056
Tax benefit from stock options and awards exercised	7,607	12,156	23,338
Provisions for inventory obsolescence	3,005	3,295	5,165
Other loss	3,439	—	—
Write-off of in-process research and development	31,205	—	—
Restructuring and impairments, net	32,328	2,227	—
Gain on sale of certain operations	(901)	—	—
Gain on sale of certain investments	(3,799)	—	1,892
(Gain) loss on sale of equipment	(725)	15	(493)
Deferred income taxes	2,622	12,400	7,732
Net income (loss) from discontinued operations	328	(945)	529
Adjustments to reconcile net income (loss) from discontinued operations to net cash provided by operating activities:
Gain on sale of Wireless Networking product group	(7,900)	—	—
Changes in operating assets and liabilities:
Trade receivables	3,815	(21,872)	1,743
Inventories	(9,831)	6,550	(10,500)
Prepaid expenses and other current assets	(5,912)	1,646	(1,461)
Trade payables and accrued liabilities	(23,711)	1,996	(3,235)
Income taxes	(26,935)	243	(22,760)
Other, net	5,500	(1,116)	2,758

Net cash provided by operating activities	98,358	153,035	235,992
INVESTING ACTIVITIES:
Proceeds from sale of auction rate securities	658,508	1,000,636	657,810
Purchases of auction rate securities	(411,319)	(1,143,301)	(694,147)
Proceeds from sales or maturity of short-term investments	56,175	211,563	156,567
Purchases of short-term investments	(80,592)	(93,130)	(11,275)
Proceeds from sales or issuer calls of long-term investments	156,652	49,745	10,000
Purchases of long-term investments	(147,979)	(37,964)	(88,384)
Purchase of cost method investments	(3,042)	—	—
Cash (received) paid for acquired businesses, net of acquired cash	(240,568)	408	—
Costs paid subsequent to sale of Wireless Networking product group	(23,953)	(1,503)	(2,716)
Proceeds from sale of property, plant and equipment	6,422	5,626	1,419
Purchase of property, plant and equipment	(6,022)	(24,007)	(31,087)

Net cash used in investing activities	(35,719)	(31,927)	(1,813)
FINANCING ACTIVITIES:
Proceeds from exercise of stock based awards	21,568	40,455	92,552
Excess tax benefits received on exercise of stock based awards	—	—	9,802
Proceeds from exercise of warrants	—	—	7,827
Dividends paid	(18,476)	(24,202)	(29,439)
Repurchase of outstanding common shares	(127,670)	(127,750)	(294,995)

Net cash used in financing activities	(124,578)	(111,497)	(214,253)
Effect of exchange rates on cash and cash equivalents	1,182	(1,614)	1,315

Net increase (decrease) in cash and cash equivalents	(60,757)	7,997	21,241
Cash and cash equivalents at the beginning of the period	190,457	129,700	137,697

Cash and cash equivalents at the end of the period	$129,700	$137,697	$158,938

SUPPLEMENTAL DISCLOSURES—NON-CASH ACTIVITIES:
Additional paid-in-capital from tax benefit on exercise on non-qualified stock options	$7,607	$12,156	$23,338

Conversion of note receivable to other long-term investments	$1,000	—	—

Stock issued in acquisition of Xicor, Inc.	$221,454	—	—

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in thousands)
Balance at January 2, 2004	$1,393	$2,246,402	$40,898	$(8,956)	$2,378	$(29,998)	$2,252,117
Net income	—	—	40,681	—	—	—	40,681
Dividends paid	—	—	(18,476)	—	—	—	(18,476)
Shares issued under share based award plans, net of taxes	21	14,912	—	—	—	—	14,933
Shares issued under employee stock purchase plan	3	4,527	—	—	—	—	4,530
Shares issued in acquisition of Xicor	101	284,791	—	(22,265)	—	—	262,627
Issuance of deferred stock units	—	3,425	—	(3,425)	—	—	—
Amortization of unearned compensation	—	—	—	11,538	—	—	11,538
Forfeiture of unvested Elantec options	—	(208)	—	208	—	—	—
Realized (loss) on available-for-sale securities	—	—	—	—	(1,824)	—	(1,824)
Foreign currency translation	—	—	—	—	940	—	940
Proceeds from warrant exercises	—	6	—	—	—	—	6
Shares repurchased	—	—	—	—	—	(127,669)	(127,669)

Balance at December 31, 2004	$1,518	$2,553,855	$63,103	$(22,900)	$1,494	$(157,667)	$2,439,403
Net income	—	—	85,877	—	—	—	85,877
Dividends paid	—	—	(24,201)	—	—	—	(24,201)
Shares issued under share based award plans, net of taxes	34	37,989	—	—	—	—	38,023
Shares issued under employee stock purchase plan	4	4,355	—	—	—	—	4,359
Issuance of deferred stock units	—	1,736	—	(1,736)	—	—	—
Amortization of unearned compensation	—	—	—	15,181	—	—	15,181
Foreign currency translation	—	—	—	—	(1,285)	—	(1,285)
Shares repurchased	—	—	—	—	—	(115,315)	(115,315)
Shares retired	(140)	(272,843)	—	—	—	272,982	—
Shares repurchased and retired	(5)	(12,430)	—	—	—	—	(12,435)

Balance at December 30, 2005	$1,411	$2,312,663	$124,779	$(9,455)	$209	$—	$2,429,607
Net income	—	—	151,877	—	—	—	151,877
Dividends paid	—	—	(29,439)	—	—	—	(29,439)
Adoption of SFAS 123R	—	(9,455)	—	9,455	—	—	—
Stock based compensation expense	—	48,530	—	—	—	—	48,530
Shares issued under share based award plans, net of taxes	57	99,872	—	—	—	—	99,929
Shares issued under employee stock purchase plan	2	4,811	—	—	—	—	4,813
Shares issued due to warrant exercises, net of taxes	5	10,101	—	—	—	—	10,106
Foreign currency translation	—	—	—	—	1,086	—	1,086
Shares repurchased and retired	(116)	(294,880)	—	—	—	—	(294,996)

Balance at December 29, 2006	$1,359	$2,171,642	$247,217	$—	$1,295	$—	$2,421,513

See accompanying Notes to Consolidated Financial Statements.

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

High-end consumer products: optical storage, display and handheld products. These products target high growth applications such as DVD recorders for the home market, liquid crystal display (“LCD”) televisions, smart phones and digital still cameras. High-end consumer products accounted for 27%, 27% and 21% of the Company’s sales in fiscal years 2006, 2005 and 2004, respectively.

Industrial products: operational amplifiers, bridge driver power management products, interface and analog switches and multiplexers, and other standard analog products. These products target end markets including medical imaging, energy management and factory automation. Industrial products represented 25%, 26% and 27% of the Company’s sales in fiscal years 2006, 2005 and 2004, respectively.

Communications products: line drivers, broadband and hot plug power management products and high-speed converters targeted to applications in markets such as DSL, home gateway, space and VOIP. Communications accounted for 24%, 23% and 27% of the Company’s sales in fiscal years 2006, 2005 and 2004, respectively.

Computing products: desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 24%, 24% and 25% of the Company’s sales in fiscal years 2006, 2005 and 2004, respectively.

1.2) Basis of Presentation

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

1.3) Reclassifications

Certain prior years amounts have been reclassified to conform to current year classifications.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

2.1) Cash Equivalents—Cash equivalents in the consolidated balance sheets and statements of cash flow consist primarily of highly liquid debt securities with insignificant interest rate risk and with original maturities from the date of purchase of three months or less.

2.2) Short and Long term Investments—The Company continually monitors its positions with, and the credit quality of, the governmental and financial institutions that are the issuers (Issuers) of its investments, and

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

does not anticipate nonperformance by the Issuers. The Company enters into transactions only with Issuers that have a long-term debt rating of no less than AA by Standard & Poor’s or AA by Moody’s. For short-term debt (a maturity date less that 365 days), the Issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one Issuer. At December 29, 2006, the Company did not require and was not required to collateralize any of its financial instrument obligations.

2.2.1) Available for Sale (“AFS”) Investments—Investments designated as AFS include marketable debt and equity securities. Investments that are designated as AFS are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on equity securities, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary. See Note 4.

AFS debt investments consisted exclusively of auction rates securities with a final maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristic of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table in Note 4.1 shows the contractual maturity of our auction rate securities, which exceeds ten years; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

2.2.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Management deems its unrealized losses to be temporary as there are short periods until the related investments mature, the issuers are deemed highly creditworthy and the Company has ability and intent to hold the investments until maturity at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” and those beyond one year are contained in the balance sheet line item “Long-term investments”. See Note 4.

2.2.3) Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are recorded as compensation expense which is offset by losses or gains on the related liabilities recorded as non-operating earnings. There is no net impact on earnings. See Note 4.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.2.4) Cost Method Investments—All investments that are not accounted for as HTM, AFS or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “Other” line item in the non-current section of the Condensed Consolidated Balance Sheets. See Note 4.4.

2.2.5) Financial Derivatives—The Company’s primary objective for holding derivative financial instruments is to manage currency risks. Because of this economic objective, the Company’s derivative instruments are recorded at fair value and are included in other current assets. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in cost of revenue. Premiums paid for option contracts that are not exercised are written off at the time of expiration. See Note 23.

2.3) Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. At December 29, 2006, the Company maintains an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% at December 30, 2005) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. Estimated losses from collection problems are provided for currently. Items that are deemed uncollectible are written off against the allowance for collection losses, the provision for which is made through sales. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

2.4) Inventories—Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (“FIFO”) method, or market. All inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Standard cost is used to relieve inventory and charge cost of revenues upon the related sale. Cost elements include purchased and manufactured materials, direct and indirect labor, plant overheads, contracted services such as test, assembly and packaging and shipping costs. Also included in inventory are immaterial amounts of allocated administrative costs. See Note 5.

2.5) Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The Company expenses all repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity. Depreciation is computed by the straight-line method using the estimated useful life of the asset. The Company leases certain facilities under operating leases and records the total effective rental expense in the appropriate period on the straight-line method. See Note 6.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Given the uncertainties associated with the levels of returns and credits that may be issued to North American (“domestic”) distributors, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The gross profit to be derived from distributor sales, in accordance with this policy, is shown under current liabilities on the balance sheet as “Deferred net revenue” until such time as the distributor confirms a final sale to its end customer. The following table summarizes the deferred net revenue balance:

Deferred net revenue: North American distributor and certain royalties	December 30, 2005 ($ in millions)	December 29, 2006 ($ in millions)
Deferred revenues	$13.6	$16.7
Deferred cost of revenues	2.6	3.9

Deferred net revenue	$11.0	$12.8

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges and pricing credits. Revenue on these sales is recognized upon shipment, at which time title passes. The Company estimates international distributor returns and pricing credits based on historical data and current business expectations and provides an allowance based on these estimated returns. The international distributor allowances are made up of two components that are reasonably estimable:

International price protection allowance—protects the distributors’ gross margins in the event of falling prices. This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and price paid by the distributor as applied to current inventory levels.

International stock rotation allowance—protects distributors for certain unsold inventories of our products which they hold. This allowance is based on the percentage of sales made to certain international distributors.

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

For fiscal year 2006, gross revenues were approximately $769 million and various returns, allowances and deferrals as noted above were approximately $29 million. For fiscal year 2005, gross revenues were approximately $622 million and various returns, allowances and deferrals as noted above were approximately $22 million. For fiscal year 2004, gross revenues were approximately $564 million and various returns, allowances and deferrals as noted above were approximately $28 million.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability (“retiree benefit plan”). During 2003, the Company approved a change to the retiree benefit plan whereby benefits will be terminated by 2008. Intersil accrues the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $1.0 million, $1.2 million and $0.0 million during 2004, 2005 and 2006, respectively. The accrued liability related to the unfunded limited healthcare plan was $0.5 million and $0.2 million at December 30, 2005 and December 29, 2006, respectively.

Retirement benefits are provided under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $2.7 million and $3.0 million at December 30, 2005 and December 29, 2006 respectively.

Retirement plans expense from continuing operations was $5.5 million, $5.2 million and $4.6 million for 2004, 2005 and 2006, respectively, which is primarily the Company’s matching contributions to its employees’ 401(k) accounts.

2.10) Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. See Note 18 and Note 25.1 regarding a new income tax accounting pronouncement to be adopted by the Company in fiscal 2007.

2.11) Asset Impairment—Intersil accounts for long-lived asset impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

2.12) Intangibles—In 2006 the Company conducted its annual impairment review and determined that no impairment of its intangibles is required in the year ended December 29, 2006.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit at the end of 2006. The Company has one operating segment (reportable segment) with five reporting units for 2006.

•

Step one is identification of potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 7.

2.13) Foreign Currency Translation—The functional currency for Intersil’s international subsidiaries is predominately the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Aggregate cumulative translation gains were $1.5 million, $2.8 million and $1.7 million at December 31, 2004, December 30, 2005 and December 29, 2006, respectively, indicating a gain of $1.3 million in the year ended December 30, 2005 and a loss of $1.1 million in the year ended December 29, 2006.

2.14) Earnings Per Share—Earnings per share is computed and presented in accordance with SFAS 128, “Earnings per Share” and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. See Note 9.

2.15) Segment Information—The Company operates and accounts for its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Further, we utilize one reportable segment in accordance with the aggregation provision of SFAS 131.

2.16) Use of Estimates—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.17) Restructuring—Effective January 1, 2003, the Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. Also, in accordance with the provisions of SFAS 112, the Company records restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered. See Note 12.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.18) Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense from continuing operations was $6.0 million, $5.3 million and $7.0 million for 2004, 2005 and 2006, respectively. There are no prepaid advertising costs in any period presented.

2.19) Stock-based Compensation—See Note 8.

NOTE 3—COMPREHENSIVE INCOME

Other comprehensive income consists of currency translation adjustments and, in 2004, the realization of unrealized gains on AFS securities. During 2004, Intersil sold all of its holdings in a former related party. As a result of this sale, the Company reclassified $2.8 million ($1.8 million net of tax) of previously unrealized gains from the accumulated other comprehensive income line item within shareholders’ equity on the Consolidated Balance Sheets.

NOTE 4—INVESTMENTS

The amortized cost of the Company’s AFS securities is $380.5 million at December 29, 2006 and all AFS securities are classified as short-term investments. The amortized cost of the Company’s HTM securities is $163.2 million at December 29, 2006 and HTM securities are classified as both short-term and long-term investments depending on the maturity date of each individual security.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.1) Short-term investments—Consisted of the following as of the dates set forth below:

Type of Security	Dec. 30, 2005	Dec. 29, 2006	2006 Maturity Range (in years)
	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$20.0	$62.0	< 1
State & municipality issued debt (HTM)	53.4	17.6	< 1
Corporate issued debt (HTM)	—	5.0	< 1
Auction rate securities (AFS)	344.1	380.5	>10

Total	$417.5	$465.1

	Fair Market Value ($ in millions)
Short-term investments	$417.2	$464.6

The difference between the amortized cost and the fair market values is an unrecognized loss, of which none relates to auction rate securities. Of the $0.3 million of unrecognized loss at December 30, 2005, substantially all of the securities therein with an unrecognized loss had been in a loss position for more than one year; similarly, of the $0.5 million unrecognized loss at December 29, 2006, substantially all of the securities therein with an unrecognized loss had been in a loss position for more than one year. This is due to such securities having been held for more than one year and having been previously classified as long-term and held-to-maturity in prior years.

4.2) Long-term investments—Consisted of the following as of the dates set forth below:

	Dec. 30, 2005	Dec. 29, 2006	2006 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$129.2	$78.6	1-4
State & municipality issued debt (HTM)	27.9	—	none

Total	$157.1	$78.6

	Fair Market Value ($ in millions)
Long-term investments	$154.2	$78.4

Of the unrealized loss of $2.9 million at December 30, 2005, $2.8 million represents an unrealized loss that had then existed for more than one year. None of the unrealized loss of $0.2 million at December 29, 2006 represents an unrealized loss that has existed for more than one year.

4.3) Trading investments—Consisted of the following as of the dates set forth below:

	Dec. 30, 2005	Dec. 29, 2006
Type of Security	Fair Value ($ in millions)
Mutual fund holdings to offset deferred compensation liabilities	$7.4	$10.1

	Net Unrealized Gains ($ in millions)
Trading investments	$0.4	$0.2

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 29, 2006, the Company recorded $0.5 million of compensation expense, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment income to the Company is recorded and classified in the line item “Loss on certain investments, net” in the Consolidated Statements of Operations.

4.4) Cost method investments—In 2004, the Company made investments in two such cost method investees consisting of $3.1 million in cash and the conversion of a $1 million note receivable for a total cost and carrying value of $4.1 million at December 30, 2005. During 2006 both of these investments were liquidated resulting in a net pre-tax loss of $1.9 million, which is recorded and classified in the line item “Loss on certain investments, net” in the Consolidated Statements of Operations.

NOTE 5—INVENTORIES

Inventories are summarized below ($ in thousands):

	December 30, 2005	December 29, 2006
Finished products	$22,977	$27,290
Work in process	61,011	61,069
Raw materials and supplies	2,616	4,054

Total inventories	$86,604	$92,413

At December 30, 2005 and December 29, 2006, Intersil was committed to purchase $16.0 million and $20.7 million, respectively, of raw material inventory from suppliers.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below ($ in thousands):

	December 30, 2005	December 29, 2006
Land	$2,024	$1,556
Buildings and leasehold improvements	53,556	47,652
Machinery and equipment	178,110	202,046

Total property, plant and equipment	233,690	251,254
Less allowances for depreciation and amortization	(137,080)	(150,133)

Total property, plant and equipment, net of accumulated depreciation	$96,610	$101,121

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between 3 and 8 years. Depreciation and amortization expense was $28.9 million, $24.9 million and $22.4 million for fiscal years 2004, 2005 and 2006, respectively.

The Company has been in the process of consolidating operations on its Florida site to gain operating efficiencies and facilitate the sale or disposition of certain land, buildings and equipment. During 2006 the Company vacated the space it occupies in the buildings that will be disposed of. As a result, the Company reclassified the net book value of the affected land and buildings (Property) to “Held for Sale” status in its financial statements ($3.2 million) in accordance with SFAS 144. The provisions of SFAS 144 required the

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to cease further depreciation of the subject plant and equipment at the time of such reclassification. Based on appraisals and indications of interest for the property, the Company did not record an impairment loss at the time of reclassification to Held for Sale status. The Company anticipates disposition of the Property during its fiscal 2007. The $3.2 million Held for Sale balance is contained in the prepaid expenses and other current assets line item on the Consolidated Balance Sheet at December 29, 2006.

NOTE 7—INTANGIBLE ASSETS

7.1) Purchased intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. All of the Company’s purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of from 4 to 11 years. Amortization expense on intangible assets from continuing operations was $7.4 million, $9.6 million and $9.5 million for 2004, 2005 and 2006, respectively. Expected amortization expense by year to the end of the current amortization schedule is the following: 2007—$9.5 million, 2008—$9.3 million, 2009—$7.3 million, 2010—$3.3 million and 2011—$0.5 million.

7.2) Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually. The following table summarizes changes in Intersil’s net goodwill balances ($ in thousands):

	Year Ended
	December 30, 2005	December 29, 2006
Goodwill balance at beginning of period	$1,429,836	$1,423,630
Goodwill adjustment resulting from purchase of Elantec Inc.	(376)	(611)
Goodwill adjustment resulting from purchase of Xicor	(5,844)	(3,238)
Goodwill adjustment resulting from purchase of BitBlitz	14	—

Goodwill balance at end of period	$1,423,630	$1,419,781

The decrease to the Elantec-related goodwill in both years resulted from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition. The decrease to the Xicor-related goodwill in 2005 results from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition (decrease of $10.6 million), final adjustments to transaction and litigation costs (increase of $1.5 million) and final tax return adjustments (increase of $3.3 million). The decrease to the Xicor-related goodwill in 2006 results from the tax benefit received due to the exercise of vested stock options issued as part of the acquisition.

NOTE 8—STOCK-BASED COMPENSATION

8.1) Overview—Effective December 31, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards issued for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. Under this transition method, the portion of compensation cost for all share-based payments granted prior to adoption for vesting service provided

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since adoption was recorded in fiscal 2006. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Consistent with the requirements of SFAS 123R, the Company’s contra-equity account entitled “Unearned Compensation” was closed to the Additional Paid-In Capital account (see the consolidated statement of stockholders’ equity).

8.2) Share-based Payment Arrangements—At December 29, 2006, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options (Options) and stock awards (Awards) have been granted to date. Awards issued by the related Company consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, the Company has issued its Options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). Additionally, the Company has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at December 29, 2006	Available for Issuance at December 29, 2006
	(shares in thousands)
1999 Plan	36,250	17,289	11,176
Acquired Plans	—	5,539	—
ESPP	2,333	—	578

	38,583	22,828	11,754

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

8.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms— The Company estimates the fair value of each Option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of 2004 and prior years and then began using a Lattice model at the start of the last quarter of 2004. The Company believes that the Lattice model is a more accurate model for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. Further, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

Under SFAS 123R, the fair value of an Option grant (compensation cost) is calculated on the date of grant using the Lattice method. The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. We adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See the table below for a presentation of the values for certain of these key

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions. Volatility is one of the most significant determinants of fair value in both models. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. A significant input to the Black-Scholes method is the expected term, which we estimated based on then current historical information; that factor is an output of the Lattice model. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changed facts and circumstances surrounding the Company’s use of stock compensation.

For Options granted in fiscal 2005 and 2006, the Company estimated the fair value of each Option as of the date of grant using the Lattice model with the following assumptions:

	Year ended December 30, 2005	Year Ended December 29, 2006
	Service Conditions	Service Conditions	Performance and Service Conditions
Range of expected volatilities	33.4% - 43.0%	32.5% - 41.1%	34.4% - 34.5%
Weighted average volatility	36.9%	34.4%	34.4%
Range of dividend yields	0.72 - 1.02%	0.69 - 0.98%	0.73%
Weighted average dividend yield	0.89%	0.74%	0.73%
Range of risk-free interest rates	3.5 - 4.5%	4.3 - 5.1%	4.7%
Range of expected lives, in years	2.2 – 5.8	3.4 – 5.3	1.8 – 2.2

For Options granted in fiscal 2004, the Company estimated the fair value of each Option as of the date of grant using the models when and as indicated with the following assumptions:

	Three quarters ended October 1, 2004	Quarter ended December 31, 2004
	Black-Scholes	Lattice
Range of expected volatilities	67% - 71%	41% - 43%
Range of dividend yields	0.5 - 0.6%	1.15%
Range of risk-free interest rates	2.9 - 4.2%	3.3 - 3.4%
Range of expected lives, in years	6.0 – 7.0	5.4 – 6.4

Most Options granted under the Company’s 1999 Plan since April 2004 vest ratably over four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For Awards, the expected life for amortization of the grant date fair value is the vesting term, generally three years in the case of deferred stock units and four years in the case of restricted stock units. The initial assumed forfeiture rate used in calculating the fair value of Options issued by the Company to date with both performance and service conditions is 50%, which is substantially higher than the historical forfeiture rate used for valuing Options with only service conditions. See Note 8.7 for further information with regard to grants with both performance and service conditions.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.4) Information Regarding Options and Awards—A summary of the activity for Options and Awards for the three fiscal years ended December 29, 2006 is presented below:

	Options			Awards	Aggregate Information
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Outstanding at January 2, 2004	17,889	$22.43	7.7	118
Granted	10,839	13.47		185
Exercised	(2,062)	8.34		(14)
Canceled	(2,054)	25.99		(27)

Outstanding at December 31, 2004	24,612	$19.37	7.0	262
Granted	4,805	18.74		101
Exercised	(3,383)	10.67		(28)
Canceled	(2,421)	23.82		(6)

Outstanding at December 30, 2005	23,613	$20.03	6.2	329
Granted	6,194	27.83		545
Exercised (1)	(5,626)	15.61		(37)
Canceled	(2,102)	23.02		(88)

Outstanding at December 29, 2006	22,079	$23.06	5.3	749	$98.6	$66.7

Exercisable/vested at December 29, 2006	13,559	$22.33	4.9	106	$64.2	—
Unexercisable/unvested at December 29, 2006	8,520	$24.22	5.8	643	$34.4	$66.7
Number vested and expected (at Dec 29, 2006) to ultimately vest	21,540	$23.07	5.3	612	$93.1

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units at December 29, 2006 was 106,000 shares as shown in the Awards column as Exercisable/vested.

	Options	Awards	Aggregate
Weighted average fair value per share of awards granted in fiscal 2006	$8.68	$26.03	$10.08

As of December 29, 2006, the unrecognized compensation cost of $66.7 million related to unvested share-based awards is expected to be recognized over a period of 3.9 actual years as follows (in millions): 2007 $32.7; 2008 $20.3; 2009 $10.8; 2010 $2.9. The weighted average recognition period for this compensation cost, a measure required to be disclosed in accordance with SFAS 123R, is 1.3 years.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

Exercise Price Ranges	Options Outstanding	Outstanding Options—Weighted Average Remaining Contract Lives (Yrs.)	Outstanding Options—Weighted Average Exercise Price (per share)	Options Vested	Vested Options— Weighted Average Exercise Price (per share)
	(in thousands)			(in thousands)
$ 1.10-$15.01	2,375	3.9	$7.02	2,248	$6.89
$15.01-$20.00	5,687	5.5	$17.50	3,243	$17.43
$20.01-$25.00	4,108	5.3	$23.19	2,876	$23.45
$25.01-$30.00	7,380	5.4	$27.81	2,663	$26.62
$30.01-$79.01	2,529	4.2	$36.54	2,529	$36.54

	22,079		$23,06	13,559	$22.33

The Company’s ESPP has purchase settlement dates in the second and fourth quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period. In fiscal 2006, there were approximately 199,000 shares issued related to the ESPP.

In fiscal 2006 and 2005, the aggregate intrinsic value of Option shares exercised was approximately $68.2 million and $34.9 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options.

The cash received by the Company from the exercise of Options and sale of ESPP shares was $92.6 and $40.5 million, in fiscal 2006 and 2005, respectively; the related tax benefit realized by the Company from the tax deduction thereon was $23.3 and $12.2 million, respectively in fiscal 2006 and 2005, respectively.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested Options and Awards as of December 29, 2006 and changes during the fiscal year then ended:

	Options Unvested	Options—Weighted Average Grant Date Fair Values	Awards Unvested	Awards—Weighted Average Grant Date Fair Values
	(in thousands)		(in thousands)
Unvested at December 30, 2005	7,778	$7.81	329	$19.54
Granted	6,194	$8.67	545	$26.03
Vested	(3,859)	$7.78	(143)	$26.02
Forfeited	(1,593)	$8.17	(88)	$23.46

Unvested at December 29, 2006	8,520	$8.42	643	$24.78

For fiscal 2005, the weighted average grant date fair values of Options and Awards was $7.15 and $17.19 per share, respectively; for all awards, the weighted average fair value was $7.36 per share. For fiscal 2004, the weighted average grant date fair values of Options and Awards was $12.28 and $21.46 per share, respectively; for all awards, the weighted average fair value was $12.43 per share. As described in the foregoing regarding the adoption of SFAS 123R in 2006, the appropriate portion of the fair values for Options was not recorded in the statement of operations for fiscal years 2004 and 2005. The appropriate portion of the fair values of Awards was recorded in each of the prior year periods presented.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.5) Acceleration of Vesting—On October 11, 2005, when the Company’s stock price closed at $20.19, the Company accelerated all Options with exercise prices of $22 per share and higher (that is, all were out-of-the-money) that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, Options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10 million would have been recorded by the Company in 2006 absent the acceleration.

8.6) Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations:

	Year ended Dec 31, 2004 (in thousands)	Year ended Dec 30, 2005 (in thousands)	Year ended Dec 29, 2006 (in thousands)
Cost of revenue	$704	$1,074	$3,283
Research and development	4,942	7,421	16,445
Selling, general and administrative	5,892	6,688	28,277

At December 29, 2006, the Company’s net inventory balance includes approximately $0.5 million of capitalized stock compensation. Of the $48.0 million of pre-tax compensation expense in fiscal 2006, $42.3 million is from Options, $4.6 million is from Awards and $1.1 million is from the ESPP.

The following table shows the effect on reported net income and income per share for fiscal 2005 and 2004 to reflect the impact had the Company been required to include the fair value of stock compensation as an expense (pro-forma):

	Year Ended December 31, 2004 (in millions)	Year Ended Dceember 30, 2005 (in millions)
Net income, as reported	$40.7	$85.9
Add: Stock-based employee compensation included in reported net income, net of tax	7.1	9.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(48.0)	(60.7)

Net income (loss), pro forma	$(0.2)	$34.6

Basic income per share:
As reported	$0.28	$0.60

Pro forma	$—	$0.24

Diluted income per share:
As reported	$0.28	$0.59

Pro forma	$—	$0.24

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). Previously, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. The $9.8 million of excess tax benefits classified as a financing cash inflow for fiscal 2006 takes this presentation treatment into account.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.7) Performance-based Grants—In 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups.

Awards: Performance-based grants in the form of deferred stock units were first made to certain directors, officers and key managerial staff in 2006. These Awards (353,000 shares during the year, of which 309,000 are outstanding at year-end) are subject to performance conditions relating to the Company’s performance relative to a peer group of companies with regard to revenue and operating income growth over a three-year period (fiscal 2006-2008, inclusive). When they vest in three years from actual grant they may range from an aggregate of zero to 618,000 shares available to the grantees for those grants outstanding at year-end. As a result of this performance condition, these grants will be evaluated periodically for the estimated number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income will be appropriately adjusted as a result of these periodic evaluations. The total fair value measurement with regard to the performance-based grants which are outstanding at year-end, which is to be recognized as compensation cost over the performance period, was $7.9 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

Options: Performance-based grants in the form of Options were made to a broad-based group of employees during the quarter ended March 31, 2006 and were subject to performance conditions relating to the Company’s internal revenue goal for 2006. These Options were structured such that the maximum number available to be earned and vest is 600,000 shares. The fair value of these grants was calculated based on 600,000 shares with the parameters stated in Note 8.3 above but with a 50% assumed forfeiture rate, meaning that the initial estimate of shares to be earned and vest was 300,000. As a result of the performance condition, these grants were evaluated each quarter for the likely number of shares that might be issued thereunder when fully vested. During each of the second and third quarters of 2006, this quarterly evaluation has resulted in an adjustment to the assumed forfeiture rate on this grant and the appropriate adjustments were made during those quarters. A final adjustment was made relating to the final measurement of the Options remaining at year-end, 528,500, and the actual forfeiture rate was 75%. This final measure of forfeiture means that 132,125 shares will actually vest and the remainder will be cancelled. The initial fair value measure with regard to these performance-based grants to be recognized as compensation cost over the performance period was $1.6 million; the final fair value measure that will be recognized in the vesting period, which spans fiscal years 2006 and 2007, is $0.7 million.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Numerator:
Net income	$40,681	$85,877	$151,877

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	140,860	142,208	139,895
Effect of dilutive securities stock options	2,484	2,732	2,178
Deferred and restricted stock units	240	200	289
Warrants	16	79	53

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	143,600	145,219	142,415

Basic income per share	$0.29	$0.60	$1.09

Diluted income per share	$0.28	$0.59	$1.07

The weighted average diluted common shares outstanding for fiscal 2006, 2005, and 2004 excludes the dilutive effect of approximately 8.6 million, 10.9 million and 12.6 million options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal year.

NOTE 10—GAIN ON INVESTMENT SECURITIES

During 2004, the Company sold all of its holdings in a former related party for a realized gain of $3.8 million ($2.4 million net of tax). Proceeds from the sale were $8.7 million. The gain is shown in the Consolidated Statements of Operations as “Gain on Investment Securities.”

NOTE 11—XICOR ACQUISITION

11.1) Summary—On July 29, 2004, Intersil acquired 100% of Xicor, Inc. for securities and cash. Xicor designed and produced primarily power management semiconductor products. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Consolidated Financial Statements since the acquisition date.

11.2) Consideration and allocation of purchase price—The total purchase price for accounting purposes was $499 million. The consideration to acquire Xicor consisted of cash, common stock, warrants and options to purchase common stock as follows ($ in millions):

Cash paid to Xicor shareholders	$232
Intersil Class A common stock issued	221
Fair value of stock options and stock warrants issued	63
Transaction costs incurred	5
Unearned stock-based compensation	(22)

Total purchase price	$499

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation for Xicor is summarized as follows ($ in millions):

Tangible assets, net	$13
Tax assets	58
Acquired in-process research and development	31
Identified intangibles	23
Goodwill	374

Total purchase price	$499

The acquired in-process research and development was expensed at the time of acquisition

NOTE 12—RESTRUCTURINGS

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

July 2004

In July 2004, the Company announced a restructuring plan to streamline its manufacturing and support functions. The restructuring plan included the termination of employment of approximately 12% of the workforce. The Company recorded restructuring charges of $6.1 million during the quarter ended October 1, 2004. In connection with the restructuring, approximately 200 employees, in manufacturing, research and development, and selling, general and administrative functions, were affected and the positions concluded by December 31, 2005.

March 2005

In March 2005, the Company announced a restructuring plan to further streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees, again including manufacturing, research and development, and selling, general and administrative functions. The Company recorded restructuring charges within continuing operations of $2.8 million during the quarter ended April 1, 2005. As of December 31, 2005, all of the affected positions had been terminated and minor remaining severance payments were concluded in fiscal year 2006.

	Restructurings
	July 2004	March 2005
	($ in millions)
Balance, December 31, 2004	$2.0	$—
Additions	—	2.8
Utilizations	(1.8)	(2.8)

Balance, December 30, 2005	$0.2	$—
Additions	—	—
Utilizations	(0.2)	—

Balance, December 29, 2006	$—	$—

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—IMPAIRMENT OF LONG-LIVED ASSETS

In 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded an impairment of approximately $27 million ($17 million net of tax) on certain production equipment and other assets. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. In 2004 and 2005, the Company reversed $0.8 million and $0.6 million of the impairment on this equipment, respectively, as the actual selling price of certain assets exceeded the impaired value. All of the assets involved have been sold.

All impairments described above relate to continuing operations and are contained within the caption “Impairment (gain) of long-lived assets” on the face of the Consolidated Statements of Operations.

NOTE 14—OTHER LOSSES (GAINS)

During 2004, Hurricanes Frances and Jeanne damaged the Company’s Palm Bay, Florida facilities. The Company began repairs to the facilities during September 2004 and the majority of the work was completed by the end of 2004. The Company recorded $2.7 million in losses in fiscal year 2004 related to the reconstruction costs incurred and those contracted for in order to fully restore the facilities to their original usefulness. The remaining $0.7 million contained in the “other loss” line item for fiscal year 2004 on the Consolidated Statements of Operations is recognition of a loss on a licensing agreement. During fiscal year 2005, the Company received a $2 million insurance claim payment relating to damages caused by the aforementioned hurricanes. This gain is contained in the “other loss” line item for fiscal year 2005.

NOTE 15—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $6.9 million, $7.1 million and $6.6 million for 2004, 2005 and 2006, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $24.8 million at December 29, 2006.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements, which are generally non-cancellable, as of December 29, 2006 ($ in millions):

	2007	2008	2009	2010	2011	Thereafter
Future minimum lease commitments	$6.6	$5.9	$4.8	$4.4	$2.4	$0.7
Open capital asset purchase commitments	6.7	—	—	—	—	—
Open raw material purchase commitments	20.7	—	—	—	—	—
Standby letters of credit	3.1	—	—	—	—	—

	$37.1	$5.9	$4.8	$4.4	$2.4	$0.7

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers, as well other miscellaneous expense items. The Company utilizes standby letters of credit primarily for security for workers compensation, environmental items, and as for security for our vendors.

NOTE 16—COMMON STOCK AND DIVIDENDS

16.1) Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated the Company’s authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and 2 million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 29, 2004, in connection with the acquisition of Xicor, Intersil reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for the warrants outstanding to purchase 922,461 shares of Xicor common stock. Under terms of the acquisition agreement each warrant holder was entitled to receive $8.00 and 0.335 shares of Intersil Class A common stock in exchange for each outstanding Xicor stock warrant with an exercise price of $12.24 per share. There was no material warrant exercise activity during the balance of 2004 and the entirety of 2005. During 2006, all of the remaining warrants were exercised by their holders as the warrants expired in November 2006. As of December 29, 2006, there are no warrants outstanding.

During 2005, the Company retired its treasury stock and adopted the policy of immediately retiring shares of its Class A common stock that it repurchases under plans approved by the Company’s Board of Directors (see Note 17).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented:

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
	(shares in thousands)
Beginning Balance	139,331	151,849	141,051
Shares issued under stock plans	2,399	3,657	5,877
Purchase of Xicor	10,110	—	—
Treasury shares retired	—	(12,972)	—
Repurchase/retirement of shares	—	(1,483)	(11,555)
Exercised warrants	9	—	548

Ending Balance	151,849	141,051	135,921

16.2) Dividends—In September 2003, the Board of Directors declared the Company’s first dividend, of $0.03 per share, which was paid in the fourth quarter of 2003. Subsequent to that time the Company has paid a regular quarterly dividend, which was increased by $0.01 per share in each of the fourth quarters of 2004, 2005 and 2006. In February 2007, the Board declared a dividend of $0.10 per share for the first quarter of 2007, an indicated annual rate of $0.40 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

Dividends paid were $18.5 million, $24.2 million and $29.4 million in fiscal 2004, 2005 and 2006, respectively.

NOTE 17— SHARE REPURCHASES; TREASURY SHARES

Since 2001, the Company has been repurchasing its own Class A common shares on the open market acting under plans authorized by the Board of Directors. The primary purpose of the share repurchases has been to return cash generated by the business to shareholders. A secondary objective has been to offset the dilution from employee stock option exercises.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the stock repurchase programs that have been authorized by the Board of Directors since this strategy has been adopted:

Plan Approval	Plan Term	Approved Amount	Repurchased Amount
Prior to fiscal year 2004	—	$150 million	$150 million
September 2004	1 year	$150 million	$150 million
November 2005	1 year	$150 million	$150 million
May 2006	1 year	$150 million	$150 million
December 2006	1 year	$400 million	$32.5 million by December 29, 2006

Total: $632.5 million by December 29, 2006

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

See Note 16.1 for details on the number of shares repurchased by the Company under repurchase programs.

NOTE 18—INCOME TAXES

18.1) Income tax expense (benefit)—The provision (benefit) for income taxes from continuing operations is summarized below ($ in thousands):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Current taxes:
Federal	$1,535	$12,794	$24,258
State	(2,327)	4,346	2,412
Foreign	3,176	4,902	7,979

	2,384	22,042	34,649
Deferred taxes:
Federal	(11,518)	11,032	(6,743)
State	1,998	(790)	922

	(9,520)	10,242	(5,821)

Income tax expense (benefit)	$(7,136)	$32,284	$28,828

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the Company realized tax benefits of approximately $7.6 million, $12.2 million and $23.3 million during 2004, 2005 and 2006, respectively.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Income tax expense (benefit) from continuing operations	$(7,136)	$32,284	$28,828
Income tax expense (benefit) from discontinued operations	764	(126)	322

Total income tax expense (benefit)	$(6,372)	$32,158	$29,150

18.2) Deferred income taxes—The components of deferred income tax assets and liabilities are as follows ($ in thousands):

	December 30, 2005		December 29, 2006
	Current	Non- Current	Current	Non- Current
Trade receivables	$62	$—	$66	$—
Inventory	18,539	—	8,692	—
Fixed assets	—	2,778	—	—
Accrued expenses	14,248	—	9,765	—
Stock-based compensation	—	—	—	15,542
Net operating loss carryforward	—	27,749	—	20,122
Capitalized research and development	—	8,376	—	18,031
Tax credits	—	26,113	—	17,367
All other, net	—	12,347	—	4,025

Deferred tax assets	32,849	77,363	18,523	75,087
Deferred tax liabilities: Fixed assets	—	—	—	(2,785)
Deferred tax liabilities: Intangibles	—	(11,501)	—	(5,237)

Net deferred tax assets	$32,849	$65,862	$18,523	$67,065

None of our deferred income tax assets or liabilities related to discontinued operations.

18.3) Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate follows:

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	(0.9)	1.7	1.2
International income	(17.6)	(11.6)	(12.9)
International stock-based compensation	—	—	2.1
Benefit related to export sales for tax purposes	(6.6)	(1.3)	(0.8)
Research credits	(15.0)	(4.9)	(3.0)
In-process research and development	32.9	—	—
Sale of cost method investment	(5.4)	—	(2.5)
Subpart F—interest & stock gains	6.9	2.7	(1.8)
IRS audit settlement	(47.3)	—	—
Tax-exempt interest	(4.5)	(1.1)	(1.2)
Repatriation dividend	—	5.5	—
Other items	1.3	1.1	0.1

Effective income tax rate	(21.2)%	27.1%	16.2%

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.4) Other income tax information

Pretax income of international subsidiaries was $31.6 million, $53.0 million and $89.0 million during 2004, 2005 and 2006, respectively.

Income taxes paid were $11.6 million, $9.0 million and $12.7 million during 2004, 2005 and 2006, respectively.

The Company has completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards (NOLs) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, no valuation allowances have been provided on any deferred tax assets as of December 29, 2006 and December 30, 2005. The Company has gross NOLs of approximately $57 million from acquisitions that expire in years 2007 through 2024. The annual utilization of these NOLs are limited pursuant to Internal Revenue Code Section 382.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries because of Intersil’s intention to reinvest these earnings. In October 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provided for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, effectively reducing the U.S. income rate on such actions. In December 2005, the Board of Directors authorized the repatriation, pursuant to the AJCA, of $150 million of accumulated foreign earnings. The Company completed the repatriation by the end of its fiscal 2005. As a result of the repatriation, the Company recorded an additional tax expense of $6.6 million in the fourth quarter of fiscal 2005 and an adjusting reduction in tax expense of $1.0 million in the third quarter of 2006. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

NOTE 19—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

19.1) Geographic Information—Intersil operates exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in millions):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
United States Operations
Net Revenues	$130.0	$133.7	$159.3
Tangible long-lived assets	97.3	86.9	70.5
International Operations
Net Revenues	405.7	466.5	581.3
Tangible long-lived assets	4.1	9.7	30.6

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.2) Concentrations of Operational Risk—Intersil markets its products for sale to customers, including distributors, primarily in China, the U. S., Taiwan and Japan. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Sales by country for continuing operations
China	20%	33%	36%
United States	24	22	21
Korea	<10	<10	11
Japan	12	<10	<10
Taiwan	15	10	<10

In addition to those in the table above, customers in each of Germany, Singapore, Italy and Thailand accounted for at least 1% of the Company’s sales in fiscal 2006. Three distributor customers and one OEM customer, each accounting for at least 8% of the Company’s sales, totaled 36% of sales in fiscal 2006. One of these distributors accounted for 10% of sales during fiscal 2006 and 6% of net accounts receivable at December 29, 2006.

We rely significantly on external vendors for approximately 62% of our wafer supply as measured in units. Additionally, we rely significantly on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are primarily located in Asia, where a significant volume of our final product sales are made.

NOTE 20—DISCONTINUED OPERATIONS

20.1) 2003 Wireless Networking sale—The Company sold its Wireless product group in fiscal 2003 (the “Transaction”). The Company retained the Wireless accounts receivable and accounts payable balances that existed at the time of sale. The Company recorded a gain of $61.4 million ($28.0 million net of tax) from the Transaction during fiscal 2003, which is not presented herein. Further, at the time of the Transaction, the Company accrued approximately $19.8 million for the estimated legal costs to be incurred in defense of related future Wireless patent litigations to which it remained a party. In fiscal years 2004 to 2006, inclusive, certain matters relating to the Transaction have occurred as described below and have been classified and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows.

20.1) 2004 Transaction activity—The Company recorded an additional gain of $6.9 million ($4.2 million net of tax) from discontinued operations in fiscal 2004 primarily due to the finalization of a contingent working capital adjustment in the Transaction. During fiscal 2004, the Company also reached a settlement with a plaintiff relating to the patent litigation. As a result, the Company recorded an expense of $5.8 million ($5.0 million net of tax) as a result of this settlement.

20.2) 2005 Transaction activity—During 2005, the Company incurred an additional loss of $1.1 million ($0.9 million net of tax) from discontinued operations primarily due to the finalization of foreign taxes from the transaction.

20.3) 2006 Transaction activity—In fiscal 2006, the Company settled the remaining litigation relating to the Transaction and, after payment of the settlement and related costs, reclassified the remaining accrual for legal costs that had been established in fiscal 2003 to discontinued operations as income of $0.8 million ($0.5 million net of tax).

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.4) Transaction accounting—In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations for any period presented. In the Company’s fiscal 2003 consolidated financial statements, which are not presented herein, the results of operations for this product group were reflected in discontinued operations through the date of the sale. At the end of fiscal years 2005 and 2006, respectively, the Company had approximately $2.7 million and $0.0 million of accruals related to the aforementioned patent defense costs. At December 29, 2006, no further assets or liabilities relating to the Transaction remain recorded in the consolidated financial statements of the Company.

The income (loss) from discontinued operations is presented below ($ in millions):

	Year Ended
	December 31, 2004	December 30, 2005	December 29, 2006
Revenues	$—	$—	$—
Operating costs	—	—	—

Operating income	—	—	—
Gain from finalization of Transaction contingent working capital adjustment	6.9	—	—
Loss from settlement of Transaction litigation	(5.8)	—	—
Loss from settlement of Transaction foreign tax liability	—	(1.1)	—
Gain from settlement of final Transaction litigation	—	—	0.8

Income (loss) before taxes	1.1	(1.1)	0.8
Income tax provision (benefit)	0.8	(0.1)	0.3

Net income (loss) from discontinued operations	$0.3	$(1.0)	$0.5

NOTE 21—SHAREHOLDER RIGHTS PLAN

The Company’s Shareholder Rights Plan (“Rights Plan”) expired on August 29, 2006 and was not renewed. The 25,000 shares of preferred stock that had been designated as Series A Junior Participating Preferred Stock for this Rights Plan remain authorized, but have not been issued.

NOTE 22—GUARANTEES AND INDEMNIFICATIONS

In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions related to recognizing a liability at inception of a guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives.

22.1) Warranty—Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shipment. The Company estimates its warranty allowances based on historical warranty experience. It tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences.

Information regarding the changes in Intersil’s product warranty allowance activity was the following for fiscal years 2005 and 2006 ($ in thousands):

Balance, December 31, 2004	$1,879
Accruals for warranties issued during the period	625
Settlements made (in cash or in kind) during the period	(1,480)

Balance, December 30, 2005	$1,024
Accruals for warranties issued during the period	2,639
Settlements made (in cash or in kind) during the period	(1,913)

Balance, December 29, 2006	$1,750

22.2) Indemnifications—The Company sold its facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris has indemnified Intersil against any associated environmental liabilities. Harris’ indemnification of us and our indemnification of Fairchild have no expiration date, nor do they have a maximum amount.

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

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 23—FINANCIAL INSTRUMENTS AND DERIVATIVES

Letters of Credit: The Company issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. The Company had outstanding letters of credit totaling $3.4 million and $3.1 million at December 30, 2005 and December 29, 2006, respectively. Certain cash equivalents and short-term investments with a total carrying value of $4.1 million are pledged to secure such letters of credit.

Derivatives: Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were ($0.2) million, $0.3 million and $-0- million for fiscal years 2004, 2005 and 2006, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $41.5 million, $66.4 million and $43.6 million during fiscal years 2004, 2005 and 2006, respectively. Open foreign exchange contracts had fair values of $10.9 million and $15.5 million at December 30, 2005 and December 29, 2006, respectively. Management believes its cash flow hedges have been economically effective.

Total open foreign exchange contracts at December 30, 2005 and December 29, 2006 are described in the tables below (all are options to sell foreign currencies):

	Yen		Euros
Open Foreign Currency Contracts at:	Foreign Currency (millions)	U.S. $ (millions)	Foreign Currency (millions)	U.S. $ (millions)	Range of Maturities (in months)
December 30, 2005	375	3.2	6.5	7.7	1 - 5
December 29, 2006	450	3.9	9.2	11.6	1 - 5

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

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period in which the ruling occurs, or in future periods. Because the Company believes the defense of these matters to be probable, the Company will, from time to time, record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. At December 29, 2006, there were no such accruals recorded.

The Company and certain of its former directors as well as its lead underwriter of our September 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against the Company, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a multitude of other securities related suits. In April 2002, the plaintiffs filed a consolidated amended complaint against the Company and certain of their officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of their shares during the relevant class period as part of the purported scheme to artificially inflate the value of their shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. A tentative settlement has recently been reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, the Company would not be required to pay any damages, expenses or litigation costs to the plaintiffs. When negotiations are completed and the parties have agreed upon the final terms of the settlement agreement, the agreement must be approved by the court before dismissal of the Company and other parties to the agreement from the suit. On February 15, 2005, the Judge preliminarily approved the issuer’s settlement agreement. Final approval is subject to certain revisions requested by the Judge, notice to the affected class members, and a final hearing. On December 5, 2006, the Second Circuit Court of Appeals reversed the class certification of six “focus” cases that are part of the ±300 consolidated class action suits. It is unknown how this ruling will affect the approval of the settlement.

Symbol Technologies, Inc. v. Intersil Corporation and Choice-Intersil Microsystems, Inc., Index No. 03-18971 (Supreme Court, Suffolk County, New York, filed July 23, 2003). In this action, Symbol sought recovery under various indemnity theories for costs and attorneys fees allegedly incurred by Symbol in defending two federal court actions in which patent infringement was asserted against Symbol. Symbol contended that the Company and its former subsidiary Choice-Intersil Microsystems owed an indemnity obligation because components of systems accused of being used in an infringing manner were supplied by the Company or by Choice-Intersil Microsystems. The parties reached a settlement in December 2006 and have discontinued the action with prejudice.

NOTE 25—RECENT ACCOUNTING PRONOUNCEMENTS

25.1) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)—This pronouncement is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition matters. The Company will adopt FIN 48 effective for its fiscal year 2007. The Company is still evaluating the effect FIN 48 will have on our consolidated statements of operations and consolidated balance sheets as implementation guidance is published.

25.2) FASB Staff Positions (FSP) 123R-5 “Amendment of FASB Staff Position FAS 123R-1” (FSP 123R-5) and 123R-6 “Technical Corrections of FASB Statement No. 123R” (FSP 123R-6)—As described in Note 8, the Company has adopted the provisions of SFAS 123R during fiscal year 2006. In October 2006, the FASB issued FSP 123R-5 and FSP 123R-6 addressing the following matters: whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123R-1; to revise the computation of the minimum compensation cost that must be recognized to comply with paragraph 42 of SFAS 123R; to clarify that when awards are no longer probable of vesting, any previously recognized compensation cost should have been reversed; and to amend the definition of “short-term inducement” to exclude an offer to settle an award. The effective dates for these pronouncements is the Company’s first reporting date beginning after the date of issuance, which is fiscal year 2007. The Company does not believe that the adoption of these FSP’s will have a material effect on its consolidated statements of operations and consolidated balance sheets.

25.3) FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159)—This pronouncement permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, or, our 2008 fiscal year. We are currently evaluating the effect that adoption of this pronouncement might have on our consolidated statements of operations and consolidated balance sheets to determine whether to electively adopt its provisions.

NOTE 26—SUBSEQUENT EVENTS

In February 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend was made on February 23, 2007 to shareholders of record as of the close of business on February 13, 2007.

NOTE 27—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	Apr 1, 2005	Jul 1, 2005	Sep 30, 2005	Dec 30, 2005	Mar 31, 2006	Jun 30, 2006	Sep 29, 2006	Dec 29, 2006
	(In millions, except per share data)
Net revenue	$128.1	$139.1	$157.5	$175.6	$178.9	$187.6	$192.9	$181.2
Gross profit	70.4	76.9	88.2	99.2	101.9	107.4	111.0	104.6
Net income	$12.8	$17.3	$27.0	$28.8	$32.4	$43.0	$37.7	$38.8

Income per share (basic):	$0.09	$0.12	$0.19	$0.20	$0.23	$0.30	$0.27	$0.29

Income per share (diluted):	$0.09	$0.12	$0.19	$0.19	$0.22	$0.30	$0.27	$0.28

a)	The Company adopted SFAS 123R in 2006. As a result of the Company’s chosen method of transition (modified prospective), there are material amounts of share-based payment expense recorded in 2006 that does not have an equivalent expense recorded in 2005 and which therefore affect comparability.

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

Management assessed our internal control over financial reporting as of December 29, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued an attestation report, which is included at the beginning of Part II, Item 8 of this Form 10-K.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item with respect to our Directors will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Executive Officers will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Committees for Audit, Nominations and Compensation will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Corporate Governance: Committees of the Board—Compensation Committee,” and “Corporate Governance: Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer, treasurer and other persons performing similar functions. A copy of the Code of Ethics is available at http://www.intersil.com/Corporate_Governance/intersil_code_of_ethics.pdf. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11. Executive Compensation

The information required under this item will appear under the captions “Director Compensation Table,” “Executive Compensation” and the related discussion and disclosure thereto (see below), in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Executive Compensation and the related discussion and disclosure shall include the following:

•	Summary Compensation Table

•	Grants of Plan-Based Awards

•	Nonqualified Deferred Compensation

•	Outstanding Equity Awards at Fiscal Year End

•	Estimated Current Value of Termination Benefits—Change in Control if Named Executive Officers were Terminated on December 29, 2006

•	Estimated Current Value of Termination Benefits—Death or Disability if Named Executive Officers were Terminated on December 29, 2006

•	Estimated Current Value of Termination Benefits—Without Cause or Involuntary if Named Executive Officers were Terminated on December 29, 2006

•	Estimated Current Value of Termination Benefits—Non-Renewal of Contract if Named Executive Officers were Terminated on December 29, 2006

•	Retirement Plans

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Corporate Governance: Director Compensation and Other Certain Relationships and Related Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required under this item will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent, Registered Certified Public Accountants (Item 2 on Proxy Card),” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction From Allowances	Balance at End of Period
Allowance for Uncollectible Accounts
2006	$882	$937	$—	$1,410	$409
2005	$609	$929	$371	$1,027	$882
2004	$1,090	$66	$(500)	$47	$609
Inventory Allowances
2006	$23,776	$12,031	$447	$13,527	$22,727
2005	$21,163	$7,564	$711	$5,662	$23,776
2004	$23,289	$7,361	$(1,947)	$7,540	$21,163
Sales Returns and Allowances
2006	$5,067	$29,797	$—	$29,256	$5,608
2005	$8,769	$25,204	$—	$28,906	$5,067
2004	$9,739	$13,696	$2,060	$16,726	$8,769

The additions charged to costs and expenses are classified as reduction of revenue for the allowance for uncollectible accounts and sales returns and allowances. Inventory allowance additions are classified as cost of revenues.

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
Richard M. Beyer Chief Executive Officer February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/S/ RICHARD M. BEYER Richard M. Beyer	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2007

By:	/S/ DAVID A. ZINSNER David A. Zinsner	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2007

By:	/S/ GARY E. GIST Gary E. Gist	Chairman of the Board of Directors	February 26, 2007

By:	/S/ ROBERT W. CONN Robert W. Conn	Director	February 26, 2007

By:	/S/ JAMES V. DILLER James V. Diller	Director	February 26, 2007

By:	/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 26, 2007

By:	/S/ GREGORY LANG Gregory Lang	Director	February 26, 2007

By:	/S/ JAN PEETERS Jan Peeters	Director	February 26, 2007

By:	/S/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	February 26, 2007

By:	/S/ JAMES A. URRY James A. Urry	Director	February 26, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit B to the definitive proxy statement on Form DEF 14A, March 25, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock.*

14.01	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21.1	Subsidiaries of Intersil Corporation.*

23.1	Consent of KPMG LLP, Independent Registered Certified Public Accountants.*

23.2	Consent of Ernst & Young LLP, Independent Registered Certified Public Accountants.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.