Form 10-Q
period 2007-03-30
INTERSIL CORP/DE
filed 2007-05-04
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 27, 2007:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	135,143,401

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 30, 2007	March 31, 2006
	(Unaudited) (in thousands, except share and per share amounts)
Revenue	$167,716	$178,932
Cost of revenue	71,521	77,022

Gross profit	96,195	101,910

Operating costs and expenses
Research and development	30,772	29,542
Selling, general and administrative	30,018	33,620
Amortization of purchased intangibles	2,367	2,367

Operating income	33,038	36,381
Gain on certain investments	168	—
Interest income, net	7,853	6,792

Income before income taxes	41,059	43,173
Income tax expense	8,006	10,793

Net income	$33,053	$32,380

Basic earnings per share:
Net income	$0.24	$0.23

Diluted earnings per share:
Net income	$0.24	$0.22

Weighted average common shares outstanding (in millions):
Basic	135.1	141.5

Diluted	136.7	145.0

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 30, 2007	December 29, 2006
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$182,475	$158,938
Short-term investments	381,294	465,096
Trade receivables, less allowances ($6,491 as of March 30, 2007 and $6,018 as of Dec. 29, 2006)	101,209	98,048
Inventories	93,417	92,413
Prepaid expenses and other current assets	13,325	16,589
Deferred income taxes	35,072	18,523

Total current assets	806,792	849,607
Non-current assets
Property, plant & equipment, less accumulated depreciation ($155,089 as of March 30, 2007 and $150,133 as of Dec. 29, 2006)	100,599	101,121
Purchased intangibles, net of accumulated amortization ($31,495 at March 30, 2007 and $29,128 at Dec. 29, 2006)	27,496	29,863
Goodwill	1,418,986	1,419,781
Long-term investments	92,617	78,585
Deferred income taxes	44,486	67,065
Other	12,852	13,105

Total non-current assets	1,697,036	1,709,520

Total assets	$2,503,828	$2,559,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$21,043	$24,229
Accrued compensation	32,018	33,433
Deferred net revenue	13,756	12,813
Other accrued liabilities	20,518	22,329
Income taxes payable	43,650	44,810

Total current liabilities	130,985	137,614
Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 133,394,676 and 135,920,530 shares issued at March 30, 2007 and Dec. 29, 2006, respectively	1,334	1,359
Additional paid-in capital	2,103,780	2,171,642
Retained earnings	266,406	247,217
Accumulated other comprehensive income	1,323	1,295

Total shareholders’ equity	2,372,843	2,421,513

Total liabilities and shareholders’ equity	$2,503,828	$2,559,127

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 30, 2007	March 31, 2006
	(Unaudited) (in thousands)
Operating activities:
Net income	$33,053	$32,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,478	8,320
Provision for inventory obsolescence	1,025	400
Stock-based compensation	9,752	10,227
Tax-benefit from stock options and awards exercised	4,453	7,913
Gain on sale of equipment	(633)	(337)
Deferred income taxes	3,519	4,429
Changes in operating assets and liabilities:
Trade receivables	(3,161)	(498)
Inventories	(1,874)	(816)
Prepaid expenses and other current assets	(885)	892
Trade payables and accrued liabilities	(5,404)	2,874
Income taxes	(2,915)	(10,796)
Other, net	(181)	373

Net cash provided by operating activities	44,227	55,361
Investing activities:
Proceeds from sales of auction rate securities	123,310	137,510
Purchases of auction rate securities	(100,215)	(199,280)
Proceeds from sales or maturity of short-term investments	60,633	53,898
Purchases of short-term investments	—	(11,448)
Proceeds from issuer calls of long-term investments	5,000	—
Purchases of long-term investments	(19,040)	(9,500)
Cash flows resulting from business combinations	—	(200)
Proceeds from sale of property, plant and equipment	4,391	378
Purchase of property, plant and equipment	(4,198)	(10,717)

Net cash provided by (used in) investing activities	69,881	(39,359)
Financing activities:
Proceeds from exercise of stock-based awards	21,053	33,738
Excess tax benefits received on exercise of stock-based awards	1,755	2,390
Dividends paid	(13,572)	(7,100)
Repurchase of outstanding common shares	(99,997)	(60,000)

Net cash used in financing activities	(90,761)	(30,972)
Effect of exchange rates on cash and cash equivalents	190	(359)

Net increase (decrease) in cash and cash equivalents	23,537	(15,329)
Cash and cash equivalents at the beginning of the period	158,938	137,697

Cash and cash equivalents at the end of the period	$182,475	$122,368

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

The accompanying interim consolidated financial statements of Intersil Corporation (“Intersil” or the “Company”) have been prepared by the Company, without audit, and such preparation requires the use of management estimates. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature. The consolidated balance sheet at December 29, 2006, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

The results of operations for the quarter ended March 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company is a global designer and manufacturer of high performance analog integrated circuits. Our products address applications within four primary end-markets: high-end consumer, industrial, communications and computing.

1.1) Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current year presentation.

1.2) Revenue Recognition

Revenue is recognized upon shipment to all customers, except North American distributors. The Company generally recognizes revenue to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms (“NCNR”) to North American distributors, in which case, revenue is recognized at the point of shipment. Sales to international distributors are made under agreements, which provide price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (“CRD”), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of such shipment. It is the Company’s intent that such deliveries to carriers be made not more than ten days in advance of the CRD.

1.3) Seasonality

The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that they generally experience weak demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Note 2— Comprehensive Income

Comprehensive income consists of currency translation adjustments. The components of consolidated comprehensive income were as follows:

	Quarter Ended
	March 30, 2007	March 31, 2006
	(Unaudited) (in thousands and net of associated tax effects)
Net income	$33,053	$32,380
Currency translation adjustments, net of tax effect	(23)	(42)

Comprehensive income	$33,030	$32,338

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended
	March 30, 2007	March 31, 2006
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$33,053	$32,380

Denominator:
Denominator for basic earnings per share-weighted average common shares	135,148	141,520
Effect of dilutive securities:
Stock options and awards	1,581	3,297
Warrants	—	212

Denominator for diluted earnings per share-adjusted weighted average common shares	136,729	145,029

Basic earnings per share	$0.24	$0.23

Diluted earnings per share	$0.24	$0.22

Note 4—Stock-Based Compensation

4.1) Overview—The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.

4.2) Share-based Payment Arrangements—At March 30, 2007, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options (Options) and both deferred and restricted stock units (Awards) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies. The Company also has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each Option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and then began using the Lattice model at the start of the last quarter of fiscal year 2004. Some amounts of compensation calculated using the Black-Scholes pricing model is still being amortized in fiscal 2007. The Company believes that the Lattice model is a more accurate model for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The fair value of the shares issued under the ESPP is the amount of the discount the employee obtains at the date of the purchase transaction since it does not employ a look-back option provision.

For stock options granted in the quarters ended March 30, 2007 and March 31, 2006, the Company estimated the fair value of each Option as of the date of grant using the Lattice model with the following assumptions:

	Quarter Ended March 31, 2006		Quarter Ended March 30, 2007
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% - 34.5%	34.4% - 34.5%	33.5% - 34.7%
Weighted average volatility	33.8%	34.4%	33.9%
Range of dividend yields	0.69 - 0.73%	0.73%	0.99 - 1.53%
Weighted average dividend yield	0.73%	0.73%	1.14%
Range of risk-free interest rates	4.3 - 4.8%	4.7%	4.5 - 4.9%
Range of expected lives, in years	3.4 - 5.3	1.8 - 2.2	4.3 - 5.1

Most Options granted under the Company’s 1999 Plan vest ratably over four years and generally have seven year contract lives. For Awards the expected life for amortization of the grant date fair value, which is the stock price at the date of grant, is the vesting term: three years for deferred stock units and four years for restricted stock units. The initial assumed forfeiture rate that was used in calculating the fair value of grants with both performance and service conditions is 50%, which is substantially higher than the historical forfeiture rate used for valuing grants with only service conditions. See Note 4.6 for further information with regard to grants with both performance and service conditions.

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the quarter ended March 30, 2007 is presented below:

	Options			Awards	Aggregate Information
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Outstanding at Dec. 29, 2006	22,079	$23.06	5.3	749
Granted	320	24.72	6.8	21
Exercised (1)	(1,390)	15.20	4.9	—
Canceled	(711)	26.12	5.5	(9)

Outstanding at March 30, 2007	20,298	$23.51	5.1	761	$116.7	$58.8

Exercisable/vested at March 30, 2007 (1)	12,803	$22.94	4.7	106	$75.0	—
Unexercisable/unvested at March 30, 2007	7,495	$24.49	5.9	655	$41.8	$58.8
Number vested and expected (at March 30, 2007) to ultimately vest	19,928	$23.45	5.1	740	$115.6

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended March 30, 2007		$7.67		$22.72	$8.62

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event. In the case of deferred stock units that have an available elective deferral that is invoked timely, those shares are vested but still outstanding as Awards. Total unissued shares related to deferred stock units at March 30, 2007 was 106,000 shares as shown in the Awards column as exercisable/vested.

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding purchase rights during the employee contribution period.

For the quarters ended March 30, 2007 and March 31, 2006, the aggregate intrinsic value of Option shares exercised was approximately $14.3 million and $27.2 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options. The Company does not use the shares purchased in the stock repurchase program for issuance of shares under our share-based payment arrangements.

The cash received by the Company from the exercise of Options and the related tax benefit realized by the Company from the tax deduction thereon was $21.1 and $4.5 million, respectively, in the quarter ended March 30, 2007 and $33.7 and $7.9 million, respectively in the quarter ended March 30, 2006.

For the quarter ended March 31, 2006, the weighted average grant date fair values of Options and Awards was $7.26 and $25.71 per share, respectively; aggregately, the weighted average fair value was $8.76 per share.

4.5) Financial Statement Effects and Presentation—The following table shows total pre-tax, stock-based compensation expense for the quarters ended March 30, 2007 and March 31, 2006 included in the Consolidated Statement of Operations:

	Quarter ended March 30, 2007 (in thousands)	Quarter ended March 31, 2006 (in thousands)
Cost of revenue	$961	$604
Research and development	3,433	3,554
Selling, general and administrative	5,358	6,069

At March 30, 2007 and March 31, 2006, the Company’s net inventory balance includes $1.2 and $0.3 million, respectively, of capitalized stock compensation. Of the $9.8 million of pre-tax compensation expense in the quarter ended March 30, 2007, $8.2 million is from Options, $1.4 million is from Awards and $0.2 million is from the ESPP.

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). In the quarters ended March 30, 2007 and March 31, 2006, excess tax benefits so classified were $1.8 million and $2.4 million, respectively.

4.6) Performance-based Grants—In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. In the first quarter of fiscal 2007, there were no grants of such performance-based share-based compensation issued.

At March 30, 2007, the Company’s only performance-based share-based compensation outstanding was 270,000 deferred stock units (PDSU’s ). These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 540,000 shares. At March 30, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 280,000.

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

AFS debt investments consisted exclusively of auction rates securities with a contract maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristic of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table in Note 5.3 shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

5.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section of the Consolidated Balance Sheets, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Consolidated Balance Sheets.

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	March 30, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$14.0	$62.0	< 1
State & municipality issued debt (HTM)	9.9	17.6	< 1
Corporate issued debt (HTM)	—	5.0	< 1
Auction rate securities (AFS)	357.4	380.5	>10

Total	$381.3	$465.1

The fair market value of these securities held as of March 30, 2007 was approximately $381.2 million, resulting in an unrecognized loss of $0.1 million. The fair market value of these securities held as of December 29, 2006 was approximately $464.6 million, resulting in an unrecognized loss of $0.5 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	March 30, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security (Held to Maturity)	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$82.5	$68.5	1-4
State and municipality issued debt (HTM)	10.1	10.1	1-2

Total	$92.6	$78.6

The fair market value of these securities held as of March 30, 2007 was approximately $92.4 million, resulting in an unrealized loss of $0.2 million. The fair market value of these securities held as of December 29, 2006 was approximately $78.4 million, resulting in an unrealized loss of $0.2 million.

5.5) Trading Investments—Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the line item “Other” in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a portfolio of marketable mutual funds which represents liabilities related to certain deferred compensation arrangements. The Company classifies these mutual fund assets as non-current assets since it has no plan or intent of liquidating or otherwise using these securities in its business operations. During the quarter ended March 30, 2007, the Company recorded $0.2 million of compensation expense, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment income to the Company is recorded and classified in the line item “Gain on certain investments” in the Consolidated Statements of Operations. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $10.0 million and $10.1 million at March 30, 2007 and December 29, 2006, respectively.

Note 6—Property, Plant & Equipment

In 2006, the Company vacated space it occupies in certain buildings on its Florida operations site with a plan to dispose of the buildings and certain land at that site. Accordingly, in mid-2006, the Company reclassified the net book value of the assets to “Held for Sale” status in its financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The provisions of SFAS 144 require the Company to cease further depreciation of the subject plant and equipment at the time of such reclassification.

During the first quarter of 2007, the Company sold most of the land and all of the buildings thereon that had been reclassified to “Held for Sale” status. The Company’s net proceeds from the sale was $4.0 million and the Company recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs that will be incurred by the Company subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the Company’s remaining property on the site. The gain on the sale is classified in the line item “Selling, general and administrative” in the consolidated Statement of Operations for the quarter ended March 30, 2007.

The Company’s remaining balance in Held for Sale status, non-depreciable land with a carrying value of $0.2 million, was reclassified into Property, Plant and Equipment as of March 30, 2007 because the Company no longer intends to dispose of that parcel.

Note 7—Inventories

Inventories are summarized below (in millions):

	March 30, 2007	Dec. 29, 2006
Finished products	$27.5	$27.3
Work in progress	61.4	61.1
Raw materials and supplies	4.5	4.0

Total inventories	$93.4	$92.4

Inventory is stated at the lower of cost or market. At March 30, 2007 and December 29, 2006, Intersil was committed to purchase $18.5 million and $20.7 million, respectively, of inventory from suppliers.

Note 8—Intangible Assets

Purchased intangibles are definite lived intangible assets and are amortized over their estimated useful lives, which range from 4 to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Consolidated Statements of Operations.

Goodwill is an indefinite lived intangible asset. The following table summarizes changes in Intersil’s indefinite-lived goodwill balance since December 29, 2006:

Goodwill balance as of December 29, 2006	$1,419.8
Goodwill adjustment resulting from the purchase of Elantec	(0.8)

Goodwill balance as of March 30, 2007	$1,419.0

The adjustments to goodwill resulted from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 9—Shareholders’ Equity

9.1) Dividends—In January 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend was made on February 23, 2007 to shareholders of record as of the close of business on February 13, 2007. The total amount paid was $13.6 million. In April 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment will be made on May 18, 2007 to shareholders of record as of the close of business on May 10, 2007.

9.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 29, 2006 (in thousands of shares):

For the quarter ended March 30, 2007
Balance as of December 29, 2006	135,921
Shares issued under stock plans	1,400
Repurchase and retirement of shares	(3,926)

Balance as of March 30, 2007	133,395

Note 10—Legal Matters and Indemnifications

10.1) Legal Matters—The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates. If the Company believes a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss.

10.2) Indemnifications— The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

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

Note 11—Segment Information

The Company reports its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 12—Income Taxes

Effective December 30, 2006 (fiscal 2007), the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded in our accounts. Consistent with past practice, the Company classifies accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” The Company is subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. As of the date of adoption of FIN 48, the Company’s aggregate consolidated unrecognized tax benefit (UTB) was approximately $61 million, of which substantially all would beneficially impact the effective tax rate if recognized. Included in this UTB is approximately $5 million of interest and penalties at the date of adoption. When the interest and penalty portions of such UTB’s are adjusted, it is classified as “Income Tax Expense.”

Several matters in the Company’s UTB are UTP’s that have a reasonable possibility of significantly changing within the next 12 months. Significant UTP’s include U.S. Federal taxes related to transfer pricing and resultant foreign source income of approximately $42 million out of the aforementioned $61 million and changes up to the amount of this UTP could occur due to statute expirations and results of ongoing examinations by taxing authorities. The Company’s remaining significant UTP’s primarily include other international income tax matters. These international income tax matters may also significantly change within the next 12 months for the same reasons. Management cannot estimate a range of reasonably possible changes in these latter UTP’s at this time.

In the major jurisdictions in which the Company operates, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2002 forward are currently under taxing authority examination or remain subject to audit.

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

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended March 30, 2007 with the exception of the policy regarding the accounting for income taxes that is associated with the adoption of FIN 48 as noted below (see “Income Tax Expense”). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Quarter Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	($ in thousands)
Revenue	$167,716	$178,932	100.0%	100.0%
Cost of revenue	71,521	77,022	42.6%	43.0%

Gross profit	96,195	101,910	57.4%	57.0%
Operating costs, expenses and other income
Research and development	30,772	29,542	18.3%	16.5%
Selling, general and administrative	30,018	33,620	17.9%	18.8%
Amortization of purchased intangibles	2,367	2,367	1.4%	1.3%

Operating income	33,038	36,381	19.7%	20.3%
Gain on certain investments	168	—	0.1%	—
Interest income, net	7,853	6,792	4.7%	3.8%

Income before income taxes	41,059	43,173	24.5%	24.1%
Income tax expense	8,006	10,793	4.8%	6.0%

Net income	$33,053	$32,380	19.7%	18.1%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter ended March 31, 2006 have been reclassified to conform to the presentation in the quarter ended March 30, 2007.

Revenue and Gross Profit

Revenue for the quarter ended March 30, 2007 decreased $11.2 million or 6.3% to $167.7 million from $178.9 million during the quarter ended March 31, 2006. The decrease in net revenue was concentrated in two of our end markets: computing, $11.2 million and industrial, $3.7 million. Our other two served end markets showed modest revenue gains: high-end consumer, $2.5 million and communications, $1.2 million. In aggregate, an 8% increase in unit shipments increased net revenue by $13 million and a 13% decline in average selling prices (ASP’s), decreased net revenue by $24 million. The trend of declining unit prices, which must be made up by higher unit volumes for revenue growth, is normal for the semiconductor industry. See “Business Outlook” below for comments about our anticipated, short-term revenue trend.

Geographically, 68%, 20% and 12% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended March 30, 2007 as compared to 68%, 22% and 10% during the quarter ended March 31, 2006. The long-term trend of revenue growth in the Asia/Pacific region has abated in this year-to-year comparison with little change in geographic split.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Germany, Taiwan, Singapore, Italy, France and Thailand. Sales to customers in China, including Hong Kong, comprised approximately 34% of revenue, followed by the United States (19%) and South Korea (14%) during the quarter ended March 30, 2007. Two distributors that support a wide range of customers around the world accounted for 12% and 11% of our revenues in the quarter ended March 30, 2007.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended March 30, 2007, gross profit fell by 6% or $5.7 million to $96.2 million from $101.9 million during the quarter ended March 31, 2006. As a percentage of sales, gross margin was 57.4% during the quarter ended March 30, 2007 compared to 57.0% during the quarter ended March 31, 2006. This increase in gross margin of 40 basis points was primarily due to a more favorable product mix offset by increased overhead costs, particularly stock compensation cost. Stock compensation cost was lower in the quarter ended March 31, 2006 due to it being the quarter of adoption of SFAS 123R and the first time requirement to capitalize stock compensation into inventory beginning in that quarter. We continue to strive to improve gross margins from their present levels by emphasizing high-margin products and the pursuit of cost saving opportunities in our manufacturing chain.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $1.2 million or 4% to $30.8 million during the quarter ended March 30, 2007 from $29.6 million during the quarter ended March 31, 2006. In order to increase the number of new products introduced, we increased our engineering related spending including labor and material costs. R&D expenses going forward are expected to continue to rise.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our Human Resource, Finance, Information Systems, Legal and Executive functions. SG&A costs decreased by $3.6 million or 11% to $30.0 million during the quarter ended March 30, 2007 from $33.6 million during the quarter ended March 31, 2006. This reduction was primarily a function of reduced advertising expenses and reduced incentive expenses as our revenues were down by 6% from the quarter ended March 31, 2006.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was flat at $2.4 million in each of the quarters ended March 30, 2007 and March 31, 2006. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of $2.4 million per fiscal quarter until the first quarter of fiscal 2008 when some balances therein become fully amortized.

SFAS 142, “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2006, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment on our goodwill and purchased intangible asset balances.

Gain on certain investments

We maintain a portfolio of approximately $10 million of mutual fund investments under two qualified deferred compensation plans for certain current and former employees. We have an offsetting liability recorded for the investments such that there is no net effect on our stockholders’ equity from these plans. The net total return from these investments, which was $0.2 million in the quarter ended March 30, 2007, is recorded as an increase (if it is a positive total return) in compensation expense in operating costs and a gain in non-operating activities. If the total return is negative, the amount is recorded as a reduction in compensation expense in operating costs and a loss in non-operating activities.

Interest Income, net

Net interest income increased to $1.1 million during the quarter ended March 30, 2007 from $6.8 million during the quarter ended March 31, 2006. This increase is primarily attributable to the maturity of certain of our held-to-maturity investments that had been purchased in 2004 and their reinvestment at current available and higher interest rates. Additionally, rates rose modestly throughout 2006 which led to higher income from our auction rate security holdings due to the frequency of rate resets.

With our decision to increase the magnitude of our stock repurchase program, as announced in December 2006, to a twelve month total of $400 million and our 67% dividend increase announced in the fourth quarter of 2006, the excess of these uses of cash over our free cash flow from the operation of the business will result in reduced resources available to invest in interest bearing securities. Therefore, our interest income will likely be reduced in future quarterly periods.

Income Tax Expense

Our effective tax rate on income for the quarter ended March 30, 2007 of 19.5% differs from our tax rate for the quarter ended March 31, 2006 of 25.0% due primarily to a change in our tax estimates.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws in the United States and other jurisdictions. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” and FIN 48. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than amounts we estimate under SFAS 109 and FIN 48 and as reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

Stock-based Compensation

Application of SFAS 123R—Fair Value Calculation Methodology: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using the Lattice method (except for cost relating to grants made prior to the fourth quarter of fiscal 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. The Company adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility and forfeiture rates that determine the fair value of the stock option. See footnote 4.3 to the consolidated financial statements included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We periodically re-estimate our forfeiture rates used in calculating fair value using historical cancellation activity that occurs in several “bands” of employee classifications.

Performance Based Grants: In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. In the first quarter of fiscal 2007, there were no grants of such performance-based share-based compensation issued.

At March 30, 2007, the Company’s only performance-based share-based compensation awards outstanding was 270,000 deferred stock units (PDSU’s ). These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s and assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 540,000 shares. At March 30, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 280,000.

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

Unrecognized Compensation Cost: We currently have an aggregate future charge to be recorded in our financial statements of approximately $58.8 million, pre-tax. That amount will be recorded over the remaining vesting period of outstanding stock options and restricted stock as of March 30, 2007.

Factors affecting future financial statement effect of SFAS 123R: Our use of share-based payment awards has effects on our current and future financial statements. Such effects include:

•	continued or increased grants of share-based payment awards will add to the unrecognized compensation cost to be recognized in future periods

•	cessation or reduction of grants of share-based payment awards would cause the unrecognized compensation cost to be reduced in future periods

•	re-assessments of the input variables to the Lattice method calculation may cause either a higher or lower total fair value to be recognized for those grants so affected, and

•

re-assessment of the status of the likelihood of achievement of performance conditions might cause then current recognition of compensation cost to be materially higher or lower than the original anticipated recognition schedule

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at March 30, 2007 of $119.0 million compared to December 29, 2006 of $117.7 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On April 18, 2007, we announced our outlook for the second quarter of 2007. At that time, we expected revenue for the second quarter to grow between 3-5% over the first quarter, driven by our design win successes and signals from channel inventories that we monitor. We also then expected GAAP diluted earnings per share of approximately $0.22-0.23. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed by the Company on April 18, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 29, 2006. At March 30, 2007, we had committed to purchase $18.5 million of inventory from suppliers.

In the next 12 months (1 year), the matters comprising the Company’s unrecognized tax benefits that are uncertain tax positions in accordance with FIN 48 which have a reasonable possibility of significantly changing and resulting in tax-related payments is approximately $61 million.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of March 30, 2007, our total shareholders’ equity was $2.4 billion. At that date we also had approximately $564 million in cash and short-term investments, as well as $93 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative fiscal quarters presented are presented in this summarized table (in millions):

	Quarter Ended
	March 30, 2007	March 31, 2006
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$44	$55
Proceeds from exercise of compensatory stock plans, including tax benefits	23	36

	$67	$91

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$—
Capital expenditures, net of sale proceeds	—	(10)

	$—	$(10)

Returned to shareholders
Stock repurchases	$(100)	$(60)
Dividends paid	(13)	(7)

	$(113)	$(67)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$70	$(29)

Net increase (decrease) in cash and cash equivalents	$24	$(15)

In the quarter ended March 30, 2007, our sources of cash as portrayed above delivered reduced cash: $67 million vs. $91 million in the quarter ended March 31, 2006, a decrease of $24 million. This decrease was from both operations ($11 million) and a reduction in cash proceeds from stock plans ($13 million). The Company made capital expenditures of approximately $4 million which were offset by the collection of approximately the same amount from the sale of certain equipment and a portion of our Florida site. Therefore business improvement investments are portrayed herein as a net zero dollar amount. The primary use of our cash in the quarter was to expand our returns to shareholders in the form of our stock repurchase and dividend programs by a comparative total of $46 million compared to the same quarter last year.

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

Our cash, cash equivalents and investments noted above, when combined with lack of any outstanding long or short-term debt obligations, give us the current flexibility to continue to return our free cash flow and, as recently demonstrated, additional amounts to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $3.2 million to $101.2 million at March 30, 2007 from $98.0 million at December 29, 2006. Inventories also increased, by $1.0 million to $93.4 million at March 30, 2007 from $92.4 million at December 29, 2006. We believe non-cash working capital ratios when compared to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $4.2 million for the quarter ended March 30, 2007 and $10.7 million the quarter ended March 31, 2006. The decrease in capital expenditures was primarily due to the completion of our Florida facilities consolidation and reduced additions to our production equipment. Capital expenditures, largely to update and replace current capacity, are currently expected to be at a rate of approximately $5 million per quarter.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the first quarter of 2007, we experienced reduced cash flow from stock plans (exercises of stock options and sales under our ESPP). For the first quarter of 2007, cash collected directly from such exercises and sales approximated $21 million as compared with $34 million in the first quarter of 2006. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.10 per share quarterly dividend program. Both programs represent our major efforts to return Company value to our shareholders. We currently intend to continue both programs for the foreseeable future.

In January 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend was made on February 23, 2007 to shareholders of record as of the close of business on February 13, 2007. In April 2007, our Board of Directors also declared a dividend, of $0.10 per share, to be paid on May 18, 2007 to shareholders of record as of the close of business on May 10, 2007.

We have a stock repurchase program, which authorizes us to repurchase up to $400 million in our common stock, of which $132 million had been repurchased as of March 30, 2007, of which approximately $100 million was repurchased during the quarter ended March 30, 2007. It is anticipated that we will repurchase approximately $100 million per fiscal quarter going forward to complete the current authorized repurchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 30, 2007, we purchased $9.7 million of foreign exchange contracts. The related derivatives were recognized on the balance sheet at their fair value, which was nominal, at March 30, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended March 30, 2007, we, as authorized by our Board of Directors, repurchased 3,925,610 shares of our Class A common stock at an approximate cost of $100 million. Such repurchased shares, made under a plan announced on December 18, 2006 to repurchase up to $400 million of our Class A common stock in the twelve months following the announcement, were retired immediately upon settlement.

				Shares Purchased	Dollars Remaining
Period		Shares	Average Price	as Part of	Under Current
Begin	End	Purchased	Paid per Share	Announced Plan	Authorization
12/30/06	01/26/07	—	$—	—	$367,504,898
01/27/07	02/23/07	1,586,000	$24.52	1,586,000	$328,613,895
02/24/07	03/30/07	2,339,610	$26.12	2,339,610	$267,508,040

Total		3,925,610	$25.47	3,925,610	$267,508,040

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Exhibit Index following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION (Registrant)

/s/ David A. Zinsner
David A. Zinsner Chief Financial Officer

Date: May 4, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2005).

3.02	Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, filed with the SEC on March 9, 2004).

10.01	Employment Agreement, effective as of April 2, 2007, between Intersil Corporation and David B. Bell.*

10.02	Executive Change in Control Severance Benefits Agreement effective as of April 2, 2007, between Intersil Corporation and David B. Bell.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.