Form 10-Q
period 2007-06-29
INTERSIL CORP/DE
filed 2007-08-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 27, 2007:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	133,144,042

INTERSIL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Consolidated Statements of Operations for the Quarters Ended June 29, 2007 and June 30, 2006 and the Two Quarters Ended June 29, 2007 and June 30, 2006	3

	Unaudited Consolidated Balance Sheets as of June 29, 2007 and December 29, 2006	4

	Unaudited Consolidated Statements of Cash Flows for the Two Quarters Ended June 29, 2007 and June 30, 2006	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

SIGNATURE		23

EXHIBIT INDEX		24

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(Unaudited)
	(in thousands, except per share and share amounts)
Revenue	$178,340	$187,632	$346,056	$366,564
Cost of revenue	76,342	80,256	147,862	157,278

Gross profit	101,998	107,376	198,194	209,286

Operating costs and expenses:
Research and development	34,063	32,222	64,835	61,763
Selling, general and administrative	33,343	37,146	63,360	70,767
Amortization of purchased intangibles	2,367	2,367	4,734	4,734

Operating income	32,225	35,641	65,265	72,022
Gain (loss) on certain investments, net	576	(1,892)	744	(1,892)
Interest income	8,230	7,147	16,083	13,939

Income before income taxes	41,031	40,896	82,092	84,069
Income tax expense (benefit)	9,807	(2,089)	17,814	8,704

Net income	$31,224	$42,985	$64,278	$75,365

Basic earnings per share:
Net income	$0.23	$0.30	$0.48	$0.53

Diluted earnings per share:
Net income	$0.23	$0.30	$0.47	$0.52

Weighted average common shares outstanding (in millions):
Basic	133.5	141.2	134.3	141.4

Diluted	134.5	144.1	135.6	144.5

See notes to consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 29, 2007	December 29, 2006
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$166,010	$158,938
Short-term investments	413,495	465,096
Trade receivables, less allowances ($5,976 as of June 29, 2007 and $6,018 as of December 29, 2006)	95,407	98,048
Inventories, net	93,874	92,413
Prepaid expenses and other current assets	13,144	16,589
Deferred income taxes	23,683	18,523

Total current assets	805,613	849,607

Non-current assets:
Property, plant & equipment, net of accumulated depreciation ($156,521 at June 29, 2007 and $150,133 at December 29, 2006)	98,540	101,121
Purchased intangibles, net of accumulated amortization ($33,862 at June 29, 2007 and $29,128 at December 29, 2006)	25,129	29,863
Goodwill	1,417,185	1,419,781
Long-term investments	87,610	78,585
Deferred income taxes	55,951	67,065
Other	13,561	13,105

Total non-current assets	1,697,976	1,709,520

Total assets	$2,503,589	$2,559,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$26,329	$24,229
Accrued compensation	34,265	33,433
Deferred net revenue	13,040	12,813
Other accrued liabilities	16,896	22,329
Income taxes payable	55,009	44,810

Total current liabilities	145,539	137,614

Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 133,030,878 shares outstanding at June 29, 2007 and 135,920,530 shares outstanding at December 29, 2006	1,330	1,359
Additional paid-in capital	2,071,632	2,171,642
Retained earnings	283,980	247,217
Accumulated other comprehensive income	1,108	1,295

Total shareholders’ equity	2,358,050	2,421,513

Total liabilities and shareholders’ equity	$2,503,589	$2,559,127

See notes to consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	June 29, 2007	June 30, 2006
	(unaudited, in thousands)
Operating activities:
Net income	$64,278	$75,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,894	16,551
Provision for inventory obsolescence	1,925	1,400
Stock-based compensation	22,506	24,123
Tax benefit on stock options and awards exercised	16,198	13,662
Excess tax benefit received on exercise of stock-based awards	(5,543)	(5,049)
Loss on sale of certain investments	—	1,892
Gain on sale of equipment	(1,252)	(177)
Deferred income taxes	32	(5,589)
Changes in operating assets and liabilities:
Trade receivables	2,790	(14,400)
Inventories	(3,209)	(5,496)
Prepaid expenses and other current assets	(703)	1,230
Trade payables and accrued liabilities	(5,408)	6,847
Income taxes	10,199	(8,080)
Other, net	(128)	2,321

Net cash provided by operating activities	116,579	104,600
Investing activities:
Proceeds from sales of auction rate securities	255,010	371,670
Purchases of auction rate securities	(286,700)	(451,480)
Proceeds from sales or maturities of short-term investments	83,201	60,805
Purchases of short-term investments	—	(11,275)
Proceeds from issuer calls of long-term investments	10,000	—
Purchases of long-term investments	(19,040)	(20,955)
Cash flows resulting from business combinations	—	(382)
Proceeds from sale of property, plant and equipment	4,935	884
Purchases of property, plant and equipment	(5,992)	(22,870)

Net cash provided by (used in) investing activities	41,414	(73,603)
Financing activities:
Proceeds from exercise of stock-based awards	90,686	66,682
Excess tax benefit received on exercise of stock-based awards	5,543	5,049
Dividends paid	(27,114)	(14,193)
Repurchase of outstanding common shares	(219,991)	(120,000)

Net cash used in financing activities	(150,876)	(62,462)
Effect of exchange rates on cash and cash equivalents	(45)	361

Net increase (decrease) in cash and cash equivalents	7,072	(31,104)
Cash and cash equivalents at the beginning of the period	158,938	137,697

Cash and cash equivalents at the end of the period	$166,010	$106,593

See notes to consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the quarter and for the two quarters ended June 29, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company utilizes a 52/53 week fiscal year. Our current 52 week fiscal year will end on December 28, 2007. References to past or future quarterly or annual periods in these financial statements are to those respective fiscal periods which vary from exact calendar quarters or years. Our next 53 week fiscal year will be 2008, which will end on January 2, 2009.

The Company is a global designer and manufacturer of high performance analog integrated circuits. Our products address applications within four primary end-markets: high-end consumer, industrial, communications and computing.

1.1) Reclassifications—Certain amounts in prior periods presented have been reclassified to conform to the current year presentation.

1.2) Revenue Recognition—Revenue is recognized upon shipment to all customers, except North American distributors. The Company generally recognizes revenue to North American distributors upon shipment to the end customer. However, certain products nearing or at the end of their lifecycle are sold on non-cancelable and non-returnable terms to North American distributors, in which case, revenue is recognized at the point of shipment. Sales to some international distributors are made under agreements, which provide limited price protection and rights to periodically exchange a percentage of their unsold inventory. Accordingly, these sales are reduced by the estimated future price protection allowances and returns. When placing orders for products with the Company, its customers typically provide the Company with a customer request date (CRD), which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, the Company may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of such shipment. It is the Company’s intent that such shipments be made not more than ten days in advance of the CRD.

1.3) Seasonality—The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that they generally experience weaker demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Note 2—Comprehensive Income

Comprehensive income consists of currency translation adjustments. The components of consolidated comprehensive income were as follows:

	Quarter Ended		Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(thousands)
Net income	$31,224	$42,985	$64,278	$75,365
Other comprehensive income:
Currency translation adjustments, net of tax effects of $53, $(22), $40 and $153, respectively	(169)	(405)	(146)	(447)

Comprehensive income	$31,055	$42,580	$64,132	$74,918

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended		Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$31,224	$42,985	$64,278	$75,365

Denominator:
Denominator for basic earnings per share weighted average common shares	133,459	141,220	134,304	141,370
Effect of dilutive securities:
Stock options and awards	1,019	2,684	1,299	2,991
Warrants	—	162	—	187

Denominator for diluted earnings per share adjusted—weighted average common shares	134,478	144,066	135,603	144,548

Basic earnings per share	$0.23	$0.30	$0.48	$0.53

Diluted earnings per share	$0.23	$0.30	$0.47	$0.52

Note 4—Stock-Based Compensation

4.1) Overview—The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee or director’s requisite service period.

4.2) Share-based Payment Arrangements—At June 29, 2007, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options (Options) and both deferred and restricted stock units (Awards) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies. The Company also has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each Option as of the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and then began using the Lattice model at the start of the last quarter of fiscal year 2004. Some amounts of compensation calculated using the Black-Scholes pricing model are still being amortized in fiscal 2007. The Company believes that the Lattice model is a more accurate model for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The fair value of the shares issued under the ESPP is the amount of the discount the employee obtains at the date of the purchase transaction since it does not employ a look-back option provision.

For stock options granted in the two quarters ended June 29, 2007 and June 30, 2006, the Company estimated the fair value of each Option as of the date of grant using the Lattice model with the following assumptions:

	Two Quarters Ended June 30, 2006		Two Quarters Ended June 29, 2007
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% - 35.9%	34.4% - 34.5%	32.7% - 34.5%
Weighted average volatility	33.9%	34.4%	32.9%
Range of dividend yields	0.69 - 0.87%	0.73%	0.99 - 1.53%
Weighted average dividend yield	0.72%	0.73%	1.44%
Range of risk-free interest rates	4.3 - 5.0%	4.7%	4.5 - 4.9%
Range of expected lives, in years	3.4 - 5.3	1.8 - 2.2	3.3 - 4.3

Most Options granted under the Company’s 1999 Plan vest ratably over four years and generally have seven year contract lives. For Awards, the expected life for amortization of the grant date fair value, which is the stock price at the date of grant, is the vesting term: three years for deferred stock units and four years for restricted stock units. See Note 4.6 for further information with regard to grants with both performance and service conditions.

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the two quarters ended June 29, 2007 is presented below:

	Options			Awards	Aggregate Information
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Outstanding at Dec. 29, 2006	22,079	$23.06	5.3	749
Granted	2,284	26.54	6.7	705
Exercised (1)	(4,736)	18.62	4.8	(100)
Canceled	(972)	26.32	5.5	(16)

Outstanding at June 29, 2007	18,655	$24.44	5.1	1,338	$185.9	$77.7

Exercisable/vested at June 29, 2007 (1)	10,813	$24.08	4.6	98	$95.8	—

Unexercisable/unvested at June 29, 2007	7,842	$24.94	5.9	1,240	$90.1	$77.7

Number vested and expected (at June 29, 2007) to ultimately vest	18,391	$24.42	5.1	1,250	$181.7

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the two quarters ended June 29, 2007		$7.35		$26.83	$11.94

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event. In the case of deferred stock units that have an available elective deferral that is invoked timely, those shares are vested but still outstanding as Awards. Total unissued shares related to deferred stock units at June 29, 2007 was 98,000 shares as shown in the Awards column as exercisable/vested.

The table above does not include shares under the Company’s ESPP, which have purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding purchase rights during the employee contribution period. In the two quarters ended June 29, 2007 and June 30, 2006, 110,368 and 91,435 shares, respectively, were issued under the ESPP.

For the two quarters ended June 29, 2007 and June 30, 2006, the aggregate intrinsic value of Option shares exercised was approximately $46.6 million and $43.1 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options. The Company does not use the shares purchased in the stock repurchase program for issuance of shares under our share-based payment arrangements. For the two quarters ended June 29, 2007 and June 30, 2006, the aggregate intrinsic value of Awards that vested in the period, whether delivered or deferred, was approximately $4.3 million and $2.6 million, respectively, measured at the date of vesting of each instrument.

The cash received by the Company from the exercise of Options and the related tax benefit realized by the Company from the tax deduction thereon was $88.1 and $16.2 million, respectively, in the two quarters ended June 29, 2007 and $64.7 and $13.7 million, respectively in the two quarters ended June 30, 2006.

For the two quarters ended June 30, 2006, the weighted average grant date fair values of Options and Awards was $8.74 and $27.64 per share, respectively; aggregately, the weighted average fair value was $9.89 per share.

4.5) Financial Statement Effects and Presentation—The following table shows total pre-tax, stock-based compensation expense for the quarter and two quarters ended June 29, 2007 and June 30, 2006, respectively, included in the Consolidated Statement of Operations:

	Quarter ended June 29, 2007 (in thousands)	Quarter ended June 30, 2006 (in thousands)	Two Quarters ended June 29, 2007 (in thousands)	Two Quarters ended June 30, 2006 (in thousands)
Cost of revenue	$1,175	$1,009	$2,135	$1,613
Research and development	4,603	4,885	8,037	8,439
Selling, general and administrative	6,976	8,002	12,334	14,071

At June 29, 2007 and June 30, 2006, the Company’s net inventory balance includes $1.1 million and $0.3 million, respectively, of capitalized stock compensation. Of the $22.5 million of pre-tax, stock-based compensation expense in the two quarters ended June 29, 2007, $17.8 million is from Options, $4.2 million is from Awards and $0.5 million is from the ESPP.

SFAS 123R requires the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits) in the Company’s Consolidated Statements of Cash Flows. In the two quarters ended June 29, 2007 and June 30, 2006, such excess tax benefits so classified were $5.5 million and $5.0 million, respectively.

4.6) Performance-based Grants—In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. During the two quarters ended June 29, 2007, 194,200 performance-based Awards (all performance-based deferred stock units, or PDSU’s), were granted.

At June 29, 2007, the Company’s only performance-based share-based compensation outstanding was 464,200 PDSU’s. These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 831,300 shares. At June 29, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 447,000.

Note 5—Investments

5.1) Available for Sale (AFS) Investments—Investments designated as available-for-sale include marketable debt and can include equity securities (currently none). Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, if any, net of tax, recorded in shareholder’s equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, if any, on the sale of debt securities are recorded in interest and other, net. Realized gains or losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in gains (losses) on certain investments, net. Marketable equity securities are presumed to be impaired if the fair value is less than the cost basis continuously for two consecutive quarters, absent evidence to the contrary.

AFS debt investments consisted exclusively of auction rates securities with a contract maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital needs. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristic of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table below shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

5.2) Held-to-Maturity (HTM) Investments—Investments designated as HTM include marketable debt securities with maturities of greater than three months. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, these securities are classified as HTM securities as the Company has the positive intent and ability to hold them until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term Investments” within the current section, and those beyond one year are contained in the balance sheet line item “Long-term Investments” within the non-current section of the Consolidated Balance Sheets.

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	June 29, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$—	$62.0
State & municipality issued debt (HTM)	1.3	17.6	< 1
Corporate issued debt (HTM)	—	5.0
Auction rate securities (AFS)	412.2	380.5	>10

Total	$413.5	$465.1

The fair market value of these securities held as of June 29, 2007 was approximately $413.5 million, resulting in no unrecognized loss. The fair market value of these securities held as of December 29, 2006 was approximately $464.6 million, resulting in an unrecognized loss of $0.5 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	June 29, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$77.5	$78.6	1-4
State and municipality issued debt (HTM)	10.1	—	1-2

Total	$87.6	$78.6

The fair market value of these securities held as of June 29, 2007 was approximately $87.3 million, resulting in an unrealized loss of $0.3 million. The fair market value of these securities held as of December 29, 2006 was approximately $78.4 million, resulting in an unrealized loss of $0.2 million.

5.5) Trading investments—Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” investments its marketable equity securities which are contained in the line item “Other” in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio asset which is equal to liabilities related to certain deferred compensation arrangements. The Company classifies these mutual fund assets as non-current since it has no plan or intent of liquidating or otherwise using these securities in its business operations. During the quarter and two quarters ended June 29, 2007, the Company recorded $0.6 and $0.7 million of compensation expense, respectively, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment income to the Company is recorded and classified in the line item “Gain (loss) on certain investments, net” in the Consolidated Statements of Operations. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $10.7 million and $10.1 million at June 29, 2007 and December 29, 2006, respectively.

5.6) Cost Method Investments—All investments that are not accounted for as AFS, HTM or Trading are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Cost method investments are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. The Company reviews its cost method investments at least quarterly for impairment indicators. At June 29, 2007 and December 29, 2006, the Company did not have any cost method investments.

During the quarter ended June 30, 2006, both of the Company’s cost method investments were liquidated. The Company’s investment in a privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. The Company’s $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. The Company believes that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments is $1.9 million for the quarter ended June 30, 2006, which is the balance in the line item “Gain (loss) on certain investments, net” in the Consolidated Statements of Operations.

Note 6— Property, Plant & Equipment

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

During the quarter ended March 30, 2007, the Company sold most of the land and all of the buildings thereon that had been reclassified to “Held for Sale” status. The Company’s net proceeds from the sale was $4.0 million and the Company recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs that will be incurred by the Company subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the Company’s remaining property on the site. The gain on the sale is classified in the line item “Selling, general and administrative” in the consolidated Statement of Operations for the two quarters ended June 29, 2007.

The Company’s remaining balance in Held for Sale status, non-depreciable land with a carrying value of $0.2 million, was reclassified into Property, Plant and Equipment in the first quarter of 2007 because the Company no longer intends to dispose of that parcel.

Note 7—Inventories

Inventories are summarized below:

	June 29, 2007	Dec 29, 2006
	(millions)
Finished products	$27.3	$27.3
Work in progress	62.9	61.1
Raw materials and supplies	3.7	4.0

Total inventories, net	$93.9	$92.4

At June 29, 2007 and December 29, 2006, the Company was committed to purchase $20.5 million and $20.7 million, respectively, of inventory from suppliers.

Note 8—Intangible Assets

Purchased intangibles are definite lived intangible assets and are amortized over their estimated useful lives, which range from 4 to 11 years. Amortization of definite-lived intangible assets is shown separately on the face of the Consolidated Statements of Operations.

Goodwill is an indefinite lived intangible asset. The following table summarizes changes in Intersil’s indefinite-lived goodwill balance since December 29, 2006:

Goodwill balance as of December 29, 2006	$1,419.8
Goodwill adjustment resulting from Elantec exercised options	(1.7)
Goodwill adjustment resulting from Xicor exercised options	(0.9)

Goodwill balance as of June 29, 2007	$1,417.2

The adjustments to goodwill resulted from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 9—Shareholders’ Equity

9.1) Dividends—In May 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment was made on May 18, 2007 to shareholders of record as of the close of business on May 10, 2007. The total amount paid was $13.5 million. In July 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment will be made on August 17, 2007 to shareholders of record as of the close of business on August 7, 2007.

9.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 29, 2006 (in thousands of shares):

For the two quarters ended June 29, 2007
Balance as of December 29, 2006	135,921
Shares issued under stock plans	4,939
Repurchase and retirement of shares	(7,829)

Balance as of June 29, 2007	133,031

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

10.2) Indemnifications—The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

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

Note 11— Segment Information

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

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded in our accounts. Consistent with past practice, the Company classifies accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” The Company is subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. As of the date of adoption of FIN 48, the Company’s aggregate consolidated unrecognized tax benefit (UTB) was approximately $60 million, of which substantially all would beneficially impact the effective tax rate if recognized. Included in this UTB is approximately $5 million of interest and penalties at the date of adoption. When the interest and penalty portions of such UTB’s are adjusted, it is classified as “Income Tax Expense.”

Several matters in the Company’s UTB are UTP’s that have a reasonable possibility of significantly changing within the next 12 months. Significant UTP’s include U.S. Federal taxes related to transfer pricing and resultant foreign source income of approximately $42 million out of the aforementioned $60 million and changes up to the amount of this UTP could occur due to statute expirations and results of ongoing examinations by taxing authorities. The Company’s remaining significant UTP’s primarily include other international income tax matters. These international income tax matters may also significantly change within the next 12 months for the same reasons. Management cannot estimate a range of reasonably possible changes in these latter UTP’s at this time.

In the major jurisdictions in which the Company operates, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2002 forward are currently under taxing authority examination or remain subject to audit.

Note 13— Recent Accounting Pronouncements

13.1) Emerging Issues Task Force No. 06-11, “Accounting for Income Tax Benefits of Dividends on Shares-Based Payment Awards” (EITF 06-11) – Issued in June 2007, this EITF clarifies the accounting for a realized income tax benefit (Tax Benefit) from dividends that are charged to retained earnings and paid to employees for nonvested equity share units such as the Company’s Awards. The conclusion is that the Tax Benefits should be recognized as an increase in additional paid-in capital and that any such amount should also be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 shall be prospectively applied to the Tax Benefits from dividends on Awards that are declared in fiscal years beginning after September 15, 2007. For the Company this relates to our fiscal 2008. The Company plans to adopt EITF 06-11 for its 2008 fiscal year. It is not anticipated that the effect of adoption will be material.

13.2) Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) – Issued in April 2007, this EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services performed. EITF 07-3 shall be effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. For the Company, EITF 07-3 shall be adopted effective with its 2008 fiscal year. The Company does not anticipate that the effect of adoption will be material.

13.3) FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) – Issued in May 2007, this FSP amends FIN 48, “Accounting for Uncertainty in Income Taxes” to provide guidance on how to determine whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits since certainty in certain tax matters can become evident in different ways and through different processes. A series of conditions to determine a state of “effective settlement” are presented in the FSP. For the Company, since it has not had material changes in its UTP’s since adoption of FIN 48 for fiscal 2007, the adoption requirement is to apply the provisions of

FSP FIN 48-1 from the date of initial adoption of FIN 48. Therefore this FSP is effectively adopted by the Company currently. The Company did not record any adjustments to its UTP’s from this adoption and does not anticipate that the future effect will be material.

Note 14—Subsequent Event

In July 2007, in order to continue to reduce costs in our production facility, the Company offered a voluntary early retirement package to certain production employees in its Florida operations. The Company accepted twenty persons for early retirement under this offer. Total estimated costs for this action are $0.8 million, which is expected to be recognized and paid during the fiscal third quarter of 2007. The Company anticipates annual cost savings from this action to be $1.2 million.

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

Critical Accounting Policies

There have been no significant changes to the our critical accounting policies during the two quarters ended June 29, 2007 with the exception of the policy regarding the accounting for income taxes that is associated with the adoption of FIN 48 as noted below (see “Income Tax Expense”). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Results of Operations

The following table sets forth data which are derived from our consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(percent of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.8	42.8	42.7	42.9

Gross profit	57.2	57.2	57.3	57.1
Operating costs, expenses and other income
Research and development	19.1	17.2	18.7	16.8
Selling, general and administrative	18.7	19.8	18.3	19.3
Amortization of purchased intangibles	1.3	1.3	1.4	1.3

Operating income	18.1	19.0	18.9	19.6
Gain (loss) on certain investments, net	0.3	(1.0)	0.2	(0.5)
Interest income	4.6	3.8	4.6	3.8

Income before income taxes	23.0	21.8	23.7	22.9
Income tax expense (benefit)	5.5	(1.1)	5.1	2.4

Net income	17.5%	22.9%	18.6%	20.6%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter and two quarters ended June 30, 2006 have been reclassified to conform to the presentation in the quarter and two quarters ended June 29, 2007.

Revenue and Gross Profit

Revenue for the quarter ended June 29, 2007 decreased $9.3 million, or 5%, to $178.3 million from $187.6 million during the quarter ended June 30, 2006. The decrease in net revenue was from three of our four end markets as follows: high-end consumer, $3.0 million; communications, $5.1 million and industrial, $2.7 million. Our net revenue from the computing end market increased $1.5 million. In aggregate, a 4% increase in unit demand caused increased net revenue by $7 million but that was more than offset by an 8% decrease in average selling prices (ASP’s) which caused decreased net revenue by $16 million. The trend of declining unit prices, which must be made up by higher unit volumes for revenue growth, is normal for the semiconductor industry. See “Business Outlook” below for comments about our anticipated short-term revenue trend.

Revenue for the two quarters ended June 29, 2007 decreased $20.5 million or 6% to $346.1 million from $366.6 million during the two quarters ended June 30, 2006. The decrease in net revenues was from each of our end markets as follows: computing, $9.7 million; high-end consumer, $0.5 million; communications, $3.9 million and industrial, $6.5 million. In aggregate, a 6% increase in unit demand caused increased net revenues by $20 million and an 11% decline in ASP’s decreased net revenues by $40 million.

Geographically, 68%, 21% and 11% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the two quarters ended June 29, 2007 as compared to 68%, 22% and 10% during the two quarters ended June 30, 2006. Our long-term trend of revenue growth being faster in the Asia/Pacific region has abated in this year-to-year comparison with little change in geographic split.

We sell our products to customers in a variety of countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Germany, Taiwan, Singapore, Italy, France and Thailand. Sales to customers in China, including Hong Kong, comprised approximately 37% of revenue, followed by the United States with 20% of revenue, and then South Korea with 13% of revenue during the two quarters ended June 29, 2007. Two of our customers accounted for 12% and 10% of our revenues in the two quarters ended June 29, 2007. Both are distributors that support a wide range of customers around the world.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead (including depreciation) associated with product manufacturing. During the quarter ended June 29, 2007, gross profit decreased 5%, or $5.4 million, to $102.0 million from $107.4 million during the quarter ended June 30, 2006. As a percentage of sales, gross margin was

57.2% in both of the quarters ended June 29, 2007 and June 30, 2006. During the two quarters ended June 29, 2007, gross profit decreased 5.3%, or $11.1 million, to $198.2 million from $209.3 million during the two quarters ended June 30, 2006. As a percentage of sales, gross margin was 57.3% and 57.1% in the two quarters ended June 29, 2007 and June 30, 2006, respectively. While margins were basically flat during these comparative periods, there were modest underlying changes in fully absorbed manufacturing costs with cost improvements offset somewhat by mix changes in our sales. Mix changes relate to more rapid growth in computing products, which are lower margin than our other products. We continue to strive to improve gross margins from their present levels by emphasizing high-margin products, and continually improving product quality and various cost saving opportunities in our manufacturing chain.

Operating Costs and Expenses

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased 6%, or $1.8 million, to $34.1 million during the quarter ended June 29, 2007 from $32.2 million in the quarter ended June 30, 2006. In the two quarters ended June 29, 2007 R&D expenses increased to 5%, or $3.0 million, to $64.8 million from $61.8 million during the two quarters ended June 30, 2006. Stock-based compensation expense recorded to R&D declined in both comparative periods, which was offset by strong hiring of new design engineers and related materials and supplies costs.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, accounting and finance, information systems, legal and executive functions. SG&A costs decreased 10%, or $3.8 million to $33.3 million during the quarter ended June 29, 2007 from $37.1 million in the quarter ended June 30, 2006. In the two quarters ended June 29, 2007, SG&A costs decreased 10% or $7.4 million to $64.4 million from $70.8 million during the two quarters ended June 30, 2006. Stock-based compensation expense recorded to SG&A declined in both comparative periods, accounting for some of the decline with other costs being tightly controlled to an overall decline as well. Other elements that differ in the period comparisons include, as noted below in the discussion of gain (loss) on certain investments, charges of $0.6 and $0.7 million in the quarter and two quarters ended June 29, 2007, respectively, relating to investment returns on our deferred compensation plans, compared to no such charge in the comparative prior periods. We also incurred higher travel and meeting expenses in the second quarter of 2006 related to worldwide sales and training conferences. No similar conferences were held in the 2007 quarter.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was flat at $2.4 million in each of the quarters ended June 29, 2007 and June 30, 2006 and at $4.8 million in each of the two quarter periods ended June 29, 2007 and June 30, 2006. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of approximately $2.4 million per fiscal quarter until the first quarter of fiscal 2008 when some balances therein become fully amortized, causing this expense to begin declining.

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

Non-Operating items

Gain (loss) on certain investments

We maintain a portfolio of approximately $10 million of mutual fund investments under two qualified deferred compensation plans for certain current and former employees. We have an offsetting liability recorded for the investments such that there is no net effect on our stockholders’ equity from these plans. The net total return from these investments, which was $0.6 and $0.7 million in the quarter and two quarters ended June 29, 2007, respectively. This net total return is recorded as an increase (if it is a positive total return) in compensation expense in operating costs – SG&A – and a gain in non-operating activities. If the total return is negative, the amount is recorded as a reduction in compensation expense in operating costs and a loss in non-operating activities.

During the quarter ended June 30, 2006, we liquidated our two and only cost method investments. Our investment in one privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. Our $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. We believe that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments was $1.9 million for the quarter ended June 30, 2006.

Interest Income

Interest income increased to $8.2 million and $16.1 million during the quarter and two quarters ended June 29, 2007, respectively, from $7.1 million and $13.9 million during the quarter and two quarters ended June 30, 2006. This increase is primarily attributable to the continuing upward movement of available interest rates in both long and short maturities. The increase in short maturities has benefited us as a substantial majority of our short-term investments are auction rate securities with frequent rate resets.

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

Income Tax Expense (Benefit)

During the quarter and two quarters ended June 29, 2007, the Company’s effective tax rate was 23.9% and 21.7%, respectively. During the quarter ended June 30, 2006, the Company recorded tax benefits related to certain discrete tax events. As a result, the Company’s effective tax rate for the quarter ended June 30, 2006 was a benefit of approximately 5%. These discrete adjustments and other recurring items such as international income taxed at lower rates, account for the difference between this benefit and the statutory U.S. income tax rate. Our effective tax rate for the two quarters ended June 30, 2006 was 10.4% due to the tax benefits recorded in the quarter ended June 30, 2006.

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

Performance Based Grants: In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. In the two quarters ended June 29, 2007, performance-based grants issued for 194,200 shares were issued.

At June 29, 2007, the Company’s only performance-based share-based compensation awards outstanding was 464,200 deferred stock units (PDSU’s ). These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s and assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 831,300 shares. At June 29, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 447,000.

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

Unrecognized Compensation Cost: We currently have an aggregate future charge to be recorded in our financial statements of approximately $77.7 million, pre-tax. That amount will be recorded over the remaining vesting period of outstanding Options and Awards as of June 29, 2007.

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

Our product sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times.

Additionally, we believe backlog can fall disproportionably to consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog at June 29, 2007 was $157.4 million compared to December 29, 2006 of $117.7 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of revenue performance for approximately the next two quarters.

Business Outlook

On July 18, 2007, we announced our outlook for the third quarter of 2007. At that time, we expected revenue for the third quarter to grow between 6-8% over the second quarter, with increases expected in the computing and consumer end markets. We also stated that we expect diluted earnings per share of approximately $0.27 in the third quarter of 2007. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on July 18, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 29, 2006. At June 29, 2007, we have committed to purchase $20.5 million of inventory from suppliers.

In the next 12 months (1 year), the matters comprising the Company’s unrecognized tax benefits that are uncertain tax positions in accordance with FIN 48 which have a reasonable possibility of significantly changing and resulting in tax-related payments is approximately $60 million.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of June 29, 2007, our total shareholders’ equity was $2.4 billion. At that date we also had approximately $580 million in cash and short-term investments, as well as $87 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative fiscal quarters presented are presented in this summarized table (in millions):

	Two Quarters Ended
	June 29, 2007	June 30, 2006
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$117	$104
Proceeds from exercise of compensatory stock plans, including tax benefits	96	72

	$213	$176

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$—
Capital expenditures, net of sale proceeds	(1)	(22)

	$(1)	$(22)

Returned to shareholders
Stock repurchases	$(220)	$(120)
Dividends paid	(27)	(14)

	$(247)	$(134)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$42	$(51)

Net increase (decrease) in cash and cash equivalents	$7	$(31)

In the two quarters ended June 29, 2007, our sources of cash delivered increased cash flow: $213 million vs. $176 million in the two quarters ended June 30, 2006, an increase of $37 million. Of this $37 million, $14 million was from improved business performance and $23 million was from higher proceeds from stock option exercises and ESPP sales. We chose to primarily expand our returned cash to shareholders in the form of our stock repurchase and dividend programs (an increase of $113 million) compared to the corresponding period of the prior year.

The basic aim is to constantly improve the cash flows from our existing business activities and use the majority of that cash flow to return to shareholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Acquisitions, should we undertake them to improve our business, might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return our free cash flow and, as recently demonstrated, additional amounts to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $2.6 million to $95.4 million at June 29, 2007 from $98.0 million at December 29, 2006. Inventories increased by $1.5 million to $93.9 million at June 29, 2007 from $92.4 million at December 29, 2006. We believe non-cash working capital ratios when compared to, as appropriate, sales or cost of sales, can be managed to levels no higher than they currently are.

Capital Expenditures

Capital expenditures were $6.0 million for the two quarters ended June 29, 2007 and $22.9 million the two quarters ended June 30, 2006. The decrease in capital expenditures was related to higher test equipment purchases completed in 2006 and the completion of capital expenditures related to our Florida facilities consolidation in fiscal 2006.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

During the first two quarters of fiscal 2007 we experienced increased cash flow from stock plans (exercises of stock options and sales under our ESPP) as cash collected directly from such exercises and sales approximated $91 million compared to $67 million in the first two quarters of fiscal 2006. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.10 per share quarterly dividend program. Both programs represent our major efforts to return Company value to our shareholders. We currently intend to continue both programs for the foreseeable future.

In April 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend was made on May 18, 2007 to shareholders of record as of the close of business on May 10, 2007. In July 2007, our Board of Directors also declared a dividend, of $0.10 per share, to be paid on August 17, 2007 to shareholders of record as of the close of business on August 7, 2007.

We have a stock repurchase program, which authorizes us to repurchase up to $400 million in our common stock, of which $252 million had been repurchased as of June 29, 2007. During the quarter ended June 29, 2007, approximately $120 million was repurchased.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the two quarters ended June 29, 2007, we purchased and sold $19.5 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at June 29, 2007. Due to their nominal (immaterial) value, the Company does not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 29, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 29, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) During quarter ended June 29, 2007, we, as authorized by our Board of Directors, repurchased 3,903,602 shares of our Class A common stock at an approximate cost of $120 million. Such repurchased shares, made under a plan announced on December 18, 2006 to repurchase up to $400 million of our Class A common stock in the twelve months following the announcement, were retired immediately upon settlement.

Period
Begin	End	Shares Purchased	Average Paid Per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
					$267,508,040
3/31/2007	4/27/2007	437,800	$30.48	437,800	$254,161,885
4/28/2007	5/25/2007	3,465,802	$30.77	3,465,802	$147,515,346
5/26/2007	6/29/2007	—	—	—	$147,515,346

Total		3,903,602	$30.74	3,903,602	$147,515,346

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on May 9, 2007 (Annual Meeting) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated March 29, 2007. As reported by the Company’s transfer agent, the total shares voted was 121,021,693.

(1)	Election of Directors. All ten of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
David B. Bell	119,964,098	1,057,595
Richard M. Beyer	120,392,532	629,161
Robert W. Conn	120,420,748	600,945
James V. Diller	111,849,331	9,172,362
Gary E. Gist	111,876,600	9,145,093
Mercedes Johnson	120,420,497	601,196
Gregory Lang	111,877,856	9,143,837
Jan Peeters	119,963,656	1,058,037
Robert N. Pokelwaldt	120,420,612	601,081
James A. Urry	105,795,496	15,226,197

(2)	Proposal for the shareholders to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company.

For	Against	Abstain	Broker Non-Vote
120,828,838	140,838	52,017	none

Item 6.	Exhibits

a) The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report is incorporated by reference to the Exhibit Index following the signature herein.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ David A. Zinsner
David A. Zinsner
Chief Financial Officer

Date: August 3, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, filed on March 9, 2004).

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    - filed herewith