Form 10-Q
period 2007-09-28
INTERSIL CORP/DE
filed 2007-11-02
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock at the close of business on October 26, 2007:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	130,920,699

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(Unaudited) (in thousands, except per share and share amounts)
Revenue	$198,285	$192,937	$544,341	$559,502
Cost of revenue	86,522	81,957	234,384	239,235

Gross profit	111,763	110,980	309,957	320,267

Operating cost and, expenses:
Research and development	34,052	33,458	98,886	95,222
Selling, general and administrative	33,571	32,327	96,932	103,094
Amortization of purchased intangibles	2,486	2,367	7,221	7,101
In-process research and development	2,975	—	2,975	—

Operating income	38,679	42,828	103,943	114,850
Gain (loss) on certain investments, net	243	—	987	(1,892)
Interest income	8,104	7,546	24,187	21,485

Income from continuing operations before income taxes	47,026	50,374	129,117	134,443
Income tax expense from continuing operations	11,003	12,706	28,817	21,410

Income from continuing operations	36,023	37,668	100,300	113,033
Discontinued operations:
Loss from discontinued operations before income taxes	(198)	—	(198)	—
Income tax benefit from discontinued operations	(75)	—	(75)	—

Loss from discontinued operations	(123)	—	(123)	—

Net income	$35,900	$37,668	$100,177	$113,033

Basic earnings per share:
Income from continuing operations	$0.27	$0.27	$0.75	$0.80
Loss from discontinued operations	—	—	—	—

Net income	$0.27	$0.27	$0.75	$0.80

Diluted earnings per share:
Income from continuing operations	$0.27	$0.27	$0.74	$0.79
Loss from discontinued operations	—	—	—	—

Net income	$0.27	$0.27	$0.74	$0.79

Weighted average common shares outstanding (in millions):
Basic	132.1	139.1	133.6	140.6

Diluted	134.0	141.0	135.1	143.4

See notes to consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 28, 2007	December 29, 2006
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$232,237	$158,938
Short-term investments	281,733	465,096
Trade receivables, net of allowances ($7,301 at September 28, 2007 and $6,018 at December 29, 2006)	109,843	98,048
Inventories, net	95,132	92,413
Prepaid expenses and other current assets	11,873	16,589
Deferred income taxes	26,593	18,523

Total current assets	757,411	849,607

Non-current assets:
Property, plant & equipment, net of accumulated depreciation ($160,246 at September 28, 2007 and $150,133 at December 29, 2006)	106,206	101,121
Purchased intangibles, net of accumulated amortization ($37,098 at September 28, 2007 and $29,128 at December 29, 2006)	31,943	29,863
Goodwill	1,447,318	1,419,781
Long-term investments	63,832	78,585
Deferred income taxes	57,014	67,065
Other	14,557	13,105

Total non-current assets	1,720,870	1,709,520

Total assets	$2,478,281	$2,559,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$33,365	$24,229
Accrued compensation	36,686	33,433
Deferred net revenue	11,785	12,813
Other accrued liabilities	17,636	22,329
Income taxes payable	65,288	44,810

Total current liabilities	164,760	137,614

Shareholders’ equity:
Preferred stock, $.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 130,834,007 shares outstanding at September 28, 2007 and 135,920,530 shares outstanding at December 29, 2006	1,308	1,359
Additional paid-in capital	2,004,052	2,171,642
Retained earnings	306,438	247,217
Accumulated other comprehensive income	1,723	1,295

Total shareholders’ equity	2,313,521	2,421,513

Total liabilities and shareholders’ equity	$2,478,281	$2,559,127

See notes to consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	September 28, 2007	September 29, 2006
	(Unaudited, in thousands)
Operating activities:
Net income	$100,177	$113,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,418	24,255
Provision for inventory obsolescence	4,175	3,150
Stock-based compensation	33,900	36,646
Tax benefit on stock options and awards exercised	19,976	14,947
Excess tax benefit received on exercise of stock-based awards	(7,860)	(5,109)
In-process research and development	2,975	—
Loss on certain investments, net	—	1,892
Gain on sale of equipment	(1,539)	(412)
Deferred income taxes	(4,428)	(12,018)
Changes in operating assets and liabilities:
Trade receivables	(11,129)	(16,443)
Inventories	(6,156)	(6,742)
Prepaid expenses and other current assets	634	2,279
Trade payables and accrued liabilities	266	1,086
Income taxes	20,499	8,892
Other, net	(401)	2,980

Net cash provided by operating activities	173,507	168,436

Investing activities:
Proceeds from sales of auction rate securities	504,785	512,200
Purchases of auction rate securities	(396,300)	(571,347)
Proceeds from sales or maturities of short-term investments	86,936	76,055
Purchases of short-term investments	—	(11,275)
Proceeds from issuer calls of long-term investments	42,221	—
Purchases of long-term investments	(36,171)	(25,955)
Purchase of Planet ATE, net of cash received	(45,420)	—
Purchase of Hyderabad Design	(2,084)	—
Other cash flows resulting from business combinations	—	(415)
Proceeds from sale of property, plant and equipment	5,355	1,138
Purchases of property, plant and equipment	(17,422)	(27,443)

Net cash provided by (used in) investing activities	141,900	(47,042)

Financing activities:
Proceeds from exercise of stock-based awards	109,528	72,934
Excess tax benefit received on exercise of stock-based awards	7,860	5,109
Dividends paid	(40,366)	(21,168)
Repurchase of outstanding common shares	(319,990)	(195,000)

Net cash used in financing activities	(242,968)	(138,125)

Effect of exchange rates on cash and cash equivalents	860	456

Net increase (decrease) in cash and cash equivalents	73,298	(16,275)
Cash and cash equivalents at the beginning of the period	158,938	137,697

Cash and cash equivalents at the end of the period	$232,237	$121,422

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

The results of operations for the quarter and for the three quarters ended September 28, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

1.3) Seasonality

The Company’s sales into the high-end consumer and computing markets have historically been seasonal in that the Company generally experiences weaker demand in the first half of the year and stronger demand in the second half of the year.

Note 2—Comprehensive Income

Other comprehensive income consists of currency translation adjustments as follows:

	Quarter Ended		Three Quarters Ended
	Sep 28, 2007	Sep 29, 2006	Sep 28, 2007	Sep 29, 2006
	(thousands)
Net income	$35,900	$37,668	$100,177	$113,033
Other comprehensive income:
Currency translation adjustments	615	255	429	856

Comprehensive income	$36,515	$37,923	$100,606	$113,889

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$35,900	$37,668	$100,177	$113,033

Denominator:
Denominator for basic earnings per share—weighted average common shares	132,066	139,134	133,557	140,625
Effect of dilutive securities:
Stock options and awards	1,962	1,752	1,521	2,577
Warrants	—	134	—	170

Denominator for diluted earnings per share—adjusted weighted average common shares	134,028	141,020	135,078	143,372

Basic earnings per share	$0.27	$0.27	$0.75	$0.80

Diluted earnings per share	$0.27	$0.27	$0.74	$0.79

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

4.2) Share-based Payment Arrangements—At September 28, 2007, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options (Options) and both deferred and restricted stock units (Awards) have been granted to date. Additionally, the Company has issued its stock options in exchange for outstanding stock options under various plans of acquired companies. The Company also has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each Option at the date of grant. The Company used the Black-Scholes pricing model for the first three quarters of fiscal year 2004 and prior years and then began using a Lattice model at the start of the last quarter of fiscal year 2004. Some amounts of compensation calculated using the Black-Scholes pricing model are still being amortized in fiscal 2007. The Company believes that a Lattice model is a more accurate model for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. The expected volatility is estimated from a blend of estimated price movement activity implied by the traded options and the actual historic volatility of the stock price. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The fair value of the shares issued under the ESPP is the amount of the discount the employee obtains at the date of the purchase transaction since it does not employ a look-back option provision.

For stock options granted in the three quarters ended September 28, 2007 and September 29, 2006, the Company estimated the fair value of each Option at the date of grant using a Lattice model with the following assumptions:

	Three Quarters Ended September 29, 2006		Three Quarters Ended September 28, 2007
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% - 35.9%	34.4% - 34.5%	32.7% - 36.1%
Weighted average volatility	34.2%	34.4%	33.0%
Range of dividend yields	0.69 - 0.88%	0.73%	0.99 - 1.53%
Weighted average dividend yield	0.73%	0.73%	1.43%
Range of risk-free interest rates	4.3 - 5.1%	4.7%	4.2 - 4.9%
Range of expected lives, in years	3.4 - 5.3	1.8 - 2.2	3.3 - 4.3

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

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the three quarters ended September 28, 2007 is presented below:

	Options			Awards	Aggregate Information
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Outstanding at Dec. 29, 2006	22,079	$23.06	5.3	749
Granted	2,365	26.76	6.5	759
Exercised (1)	(5,714)	18.73	4.8	(100)
Canceled	(1,154)	25.76	5.5	(33)

Outstanding at Sep. 28, 2007	17,576	$24.79	4.9	1,375	$207.4	$70.5

Exercisable/vested at Sep. 28, 2007 (1)	10,524	$24.42	4.4	98	$107.6	—

Unexercisable/unvested at Sep. 28, 2007	7,052	$25.33	5.7	1,277	$99.8	$70.5

Number vested and expected (at Sep. 28, 2007) to ultimately vest	17,105	$24.77	4.9	1,427	$205.3

		Options		Awards	Aggregate
Weighted average fair value per share of Awards granted in the three quarters ended Sep. 28, 2007		$7.41		$27.20	$12.22

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event. In the case of deferred stock units that have an available elective deferral that is invoked timely, those shares are vested but still outstanding as Awards. Total unissued shares related to deferred stock units at September 28, 2007 was 98,000 shares as shown in the Awards column as exercisable/vested.

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding purchase rights during the employee contribution period. In the three quarters ended September 28, 2007 and September 29, 2006, 110,368 and 91,435 shares, respectively, were issued under the ESPP.

For the three quarters ended September 28, 2007 and September 29, 2006, the aggregate intrinsic value of Option shares exercised was approximately $60.0 million and $47.1 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options. The Company does not use the shares purchased in the stock repurchase program for issuance of shares under our share-based payment arrangements. For the three quarters ended September 28, 2007 and September 29, 2006, the aggregate intrinsic value of Awards that vested in the period, whether delivered or deferred, was approximately $4.3 million and $3.2 million, respectively, measured at the date of vesting of each instrument.

The cash received by the Company from the exercise of Options and the related tax benefit realized by the Company from the tax deduction thereon was $107.0 and $20.0 million, respectively, in the three quarters ended September 28, 2007 and $72.9 and $14.9 million, respectively in the three quarters ended September 29, 2006.

For the three quarters ended September 29, 2006, the weighted average grant date fair values of Options and Awards was $8.71 and $27.54 per share, respectively; aggregately, the weighted average fair value was $9.83 per share.

4.5) Financial Statement Effects and Presentation—The following table shows total pre-tax, stock-based compensation expense for the quarter and three quarters ended September 28, 2007 and September 29, 2006, respectively, included in the Consolidated Statement of Operations:

	Quarter ended Sep. 28, 2007 (in thousands)	Quarter ended Sep. 29, 2006 (in thousands)	Three Quarters ended Sep. 28, 2007 (in thousands)	Three Quarters ended Sep. 29, 2006 (in thousands)
Cost of revenue	$1,103	$916	$3,234	$2,529
Research and development	3,338	4,319	11,363	12,758
Selling, general and administrative	6,954	7,288	19,303	21,359

At September 28, 2007 and September 29, 2006, the Company’s net inventory balance includes $1.4 million and $0.5 million, respectively, of capitalized stock compensation. Of the $33.9 million of pre-tax, stock-based compensation expense in the three quarters ended September 28, 2007, $24.8 million is from Options, $8.4 million is from Awards and $0.7 million is from the ESPP.

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). In the three quarters ended September 28, 2007 and September 29, 2006, excess tax benefits so classified were $7.9 million and $5.1 million, respectively.

4.6) Performance-based Grants—In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. During the three quarters ended September 28, 2007, 194,200 performance-based Awards, all performance-based deferred stock units (PDSU’s), were granted.

At September 28, 2007, the Company’s only performance-based Awards outstanding were 464,200 PDSU’s. These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 831,300 shares. At September 28, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 562,000.

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

AFS debt investments consisted exclusively of auction rate securities with a contract maturity of greater than three months. The Company invests in auction rate securities as an alternative to cash and frequently sells positions to fund its working capital. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets. Our auction rate securities are securities issued primarily by state and local governmental agencies that have contractual maturities that extend up to 30 years. They have the effective characteristics of floating rate investments since the earnings rate is reset at intervals from 7 to 90 days. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The table below shows the contractual maturity of our auction rate securities; however the instruments are classified as short-term due to the reset feature which serves as an opportunity to realize proceeds from the investment.

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

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following at the dates set forth below:

	Sep. 28, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$—	$62.0
State & municipality issued debt (HTM)	8.5	17.6	< 1
Corporate issued debt (HTM)	—	5.0
Certificates of deposit (HTM)	1.2	—	< 1
Auction rate securities (AFS)	272.0	380.5	>10

Total	$281.7	$465.1

The fair market value of these securities held at September 28, 2007 was approximately $281.7 million, which equaled amortized cost (no unrealized gain or loss). The fair market value of these securities held at December 29, 2006 was approximately $464.6 million, which was an unrecognized loss of $0.5 million. None of the unrecognized losses relate to auction rate securities.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following at the dates set forth below:

	Sep. 28, 2007	Dec. 29, 2006	2007 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$45.2	$78.6	1-3
State and municipality issued debt (HTM)	18.6	—	1-3

Total	$63.8	$78.6

The fair market value of these securities held at September 28, 2007 was approximately $63.9 million, resulting in an unrealized gain of $0.1 million. The fair market value of these securities held at December 29, 2006 was approximately $78.4 million, which was an unrealized loss of $0.2 million.

5.5) Trading investments—Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” investments its marketable equity securities which are contained in the line item “Other” in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio which represents liabilities related to certain deferred compensation arrangements. The Company classifies these mutual fund assets as non-current since it has no plan or intent of liquidating or otherwise using these securities in its business operations. During the quarter and three quarters ended September 28, 2007, the Company recorded $0.2 and $1.0 million of compensation expense, respectively, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment income to the Company is recorded and classified in the line item “Gain (loss) on certain investments, net” in the Consolidated Statements of Operations. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $11.5 million and $10.1 million at September 28, 2007 and December 29, 2006, respectively.

5.6) Cost Method Investments—All investments that are not accounted for as AFS, HTM or Trading are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Cost method investments would be contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. The Company’s practice is to review its cost method investments at least quarterly for impairment indicators. At September 28, 2007 and December 29, 2006, the Company did not have any cost method investments.

During the quarter ended June 30, 2006, both of the Company’s cost method investments were liquidated. The Company’s investment in a privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. The Company’s $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. The Company has not received nor expects any cost recovery from this investment. The net pre-tax loss from these two investments is $1.9 million for the three quarters ended September 29, 2006, which is the balance in the line item “Gain (loss) on certain investments, net” in the Consolidated Statements of Operations.

Note 6— Property, Plant & Equipment

In 2006, the Company vacated space it occupied in certain buildings on its Florida operations site with a plan to dispose of the buildings and certain land at that site. Accordingly, in mid-2006, the Company reclassified the net book value of the assets to “Held for Sale” status in its financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The provisions of SFAS 144 require the Company to cease further depreciation of the subject plant and equipment at the time of such reclassification.

During the quarter ended March 30, 2007, the Company sold most of the land and all of the buildings thereon that had been reclassified to “Held for Sale” status. The Company’s net proceeds from the sale was $4.0 million and the Company recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs that will be incurred by the Company subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the Company’s remaining property on the site. The gain on the sale is classified in the line item “Selling, general and administrative” in the consolidated Statement of Operations for the three quarters ended September 28, 2007.

The Company’s remaining balance in Held for Sale status, non-depreciable land with a carrying value of $0.2 million, was reclassified into Property, Plant and Equipment in the first quarter of 2007 because the Company no longer intends to dispose of that parcel.

Note 7—Inventories

Inventories are summarized below:

	September 28, 2007	December 29, 2006
	(millions)
Finished products	$23.8	$27.3
Work in progress	67.7	61.1
Raw materials and supplies	3.6	4.0

Total inventories, net	$95.1	$92.4

At September 28, 2007 and December 29, 2006, the Company was committed to purchase $23.8 million and $20.7 million, respectively, of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

Note 8—Acquisitions

During the quarter ended September 28, 2007, the Company made two acquisitions for cash accounted for under the purchase method. On September 11, 2007, all of the outstanding capital stock of Planet ATE, Inc. (“Planet ATE”) was acquired for $45.4 million in cash (net of cash and cash equivalents acquired). See below for information about additional consideration to the stockholders of Planet ATE. Planet ATE is a U.S.-based, fabless semiconductor supplier to the automated semiconductor test equipment market which expands the Company’s product offering and served available markets. On September 7, 2007, the Company purchased an analog chip design center in Hyderabad, India (“Hyderabad Design”) from a U.S.-based company for $2.1 million in cash. Hyderabad Design complements the Company’s existing design operations in India and expands its engineering resources and skills to expand product development and accelerate growth opportunities. The results of operations of both acquirees, which are immaterial, are included in the Company’s consolidated statements of operations from the respective dates of the acquisitions.

The purchase prices of both acquisitions were the result of negotiations based upon parameters relating to revenues, growth and profitability in the case of Planet ATE, and the costs and time required to open and staff a new design operation in India. Both transactions have provisions for minor adjustments in the purchase price relating to working capital adjustments. Both acquisitions resulted in recording both definite-lived, amortizable intangible assets and indefinite-lived intangible assets (including goodwill). The initial allocation of the aggregate purchase price is summarized as follows:

Allocation of purchase price
(millions)
Intangible assets:
Definite-lived: developed technologies	$7.9
Definite-lived: other	1.4
Indefinite-lived: goodwill	31.1
Tangible net assets, excluding cash and cash equivalents	4.1
In-process research and development	3.0

Total purchase price, net of cash and cash equivalents	$47.5

The definite-lived developed technology in the table above will be amortized over a five-year life. Other definite-lived intangible assets in the table above include backlog, customer relationships, trademarks and an employment agreement with the former CEO of Planet ATE. These assets have amortization lives ranging from three months to five years with a weighted average of 1.7 years.

The appraisal of the acquired Planet ATE business identified $3.0 million of purchased in-process research and development. Management is responsible for the valuations in the appraisal. The value of purchased in-process research and development was determined using a cost-based approach to valuation due to limitations in the market value and income-based valuation approaches for this item. The cost-based approach related to approximately two years of historical Planet ATE research and development expenditures, net of related tax effect, which relates to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. The Company expects to continue to invest in these and other development efforts for this new market and believe there is a reasonable chance of successfully completing the work undertaken at the point of the acquisition. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success. Therefore the purchased research and development was written off at the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities.

The Planet ATE agreement contains a provision for additional consideration to the former stockholders of that business. This additional consideration is a multiple of the net revenues of or attributed to Planet ATE during the period from October 1, 2007 to December 31, 2008 with a maximum additional payment of $12 million. No amount for additional consideration was recorded at the time of the acquisition. The amount of the additional consideration, when reasonably determinable, will be recorded as an increase in goodwill.

Note 9—Intangible Assets

Purchased intangibles are definite lived intangible assets and are amortized over their useful lives, which range from 3 months to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the Consolidated Statements of Operations.

Goodwill is an indefinite lived intangible asset. The following table summarizes changes in Intersil’s indefinite-lived goodwill balance since December 29, 2006:

Goodwill balance at December 29, 2006	$1,419.8
Purchase of Planet ATE	29.0
Purchase of Hyderabad Design	2.1
Goodwill adjustment resulting from Elantec exercised options	(2.3)
Goodwill adjustment resulting from Xicor exercised options	(1.3)

Goodwill balance at September 28, 2007	$1,447.3

The adjustments to goodwill result from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 10—Shareholders’ Equity

10.1) Dividends— In July 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment was made on August 17, 2007, to shareholders of record at the close of business on August 7, 2007. The total amount paid was $13.3 million. In October 2007, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment will be made on November 16, 2007, to shareholders of record at the close of business on November 6, 2007.

10.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 29, 2006 (in thousands of shares):

For the three quarters ended September 28, 2007
Balance at December 29, 2006	135,921
Shares issued under stock plans	5,917
Repurchase and retirement of shares	(11,004)

Balance at September 28, 2007	130,834

Note 11— Legal Matters and Indemnifications

11.1) Legal Matters—The Company is currently party to various claims and legal proceedings. If the Company believes that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates. If the Company believes a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss.

11.2) Indemnifications— The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

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

Note 12— Segment Information

The Company reports its results in one reportable segment. The Company designs, develops, manufacturers and markets high performance integrated circuits. The Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 13—Income Taxes and Discontinued Operations

13.1) Income Taxes—Effective December 30, 2006 (fiscal 2007), the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded. Consistent with past practice, the Company classifies accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” The Company is subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. At the date of adoption of FIN 48, the Company’s aggregate consolidated unrecognized tax benefit (UTB) was approximately $60 million, of which substantially all would beneficially impact the effective tax rate if recognized. Included in this UTB is approximately $5 million of interest and penalties at the date of adoption. When the interest and penalty portions of such UTB’s are adjusted, it is classified as “Income Tax Expense.”

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

In the major jurisdictions in which the Company operates, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2001 forward are currently under taxing authority examination or remain subject to audit.

13.2) Discontinued Operations—During the quarter ended September 28, 2007, the Company recorded and classified an expense as discontinued operations relating to the cost of an ongoing foreign jurisdiction tax examination relating to the Company’s fiscal 2003 sale of its Wireless Networking Group.

Note 14— Recent Accounting Pronouncements

14.1) Emerging Issues Task Force No. 06-11, “Accounting for Income Tax Benefits of Dividends on Shares-Based Payment Awards” (EITF 06-11) – Issued in June 2007, this EITF clarifies the accounting for a realized income tax benefit (Tax Benefit) from dividends that are charged to retained earnings and paid to employees for nonvested equity share units such as the Company’s Awards. The conclusion is that the Tax Benefits should be recognized as an increase in additional paid-in capital and that any such amount should also be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 shall be prospectively applied to the Tax Benefits from dividends on Awards that are declared in fiscal years beginning after September 15, 2007. The Company plans to adopt EITF 06-11 for its 2008 fiscal year. It is not anticipated that the effect of adoption will be material.

14.2) Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3) – Issued in April 2007, this EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services performed. EITF 07-3 shall be effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. For the Company, EITF 07-3 shall be adopted effective with its 2008 fiscal year. The Company does not anticipate that the effect of adoption will be material.

14.3) FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1) – Issued in May 2007, this FSP amends FIN 48, “Accounting for Uncertaintly in Income Taxes” to provide guidance on how to determine whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits since certainty in certain tax matters can become evident in different ways and through different processes. A series of conditions to determine a state of “effective settlement” are presented in the FSP. For the Company, since it has not had material changes in its UTP’s since adoption of FIN 48 for fiscal 2007, the adoption requirement is to apply the provisions of FSP FIN 48-1 from the date of initial adoption of FIN 48. Therefore, this FSP is effectively adopted by the Company currently. The Company did not record any adjustments to its UTP’s from this adoption and does not anticipate that the future effect will be material.

Note 15—Subsequent Event

On October 31, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $400 million of our Class A common stock during the twelve months following the announcement. The Company will retire the shares repurchased under this plan.

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

Overview

We design, develop, manufacture and market high-performance analog integrated circuits (IC’s). We believe our product portfolio addresses some of the fastest growing applications within four end markets: high-end consumer, industrial, computing and communications. During the quarter ended September 28, 2007, we completed two acquisitions. See Footnote 8 of the accompanying consolidated financial statements for additional detail.

Critical Accounting Policies

There have been no significant changes to the our critical accounting policies during the three quarters ended September 28, 2007 with the exception of the policy regarding the accounting for income taxes that is associated with the adoption of FIN 48 as noted below (see “Income Tax Expense”). Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Results of Operations

The following table sets forth data which are derived from our condensed consolidated statements of operations herein and are expressed as a percentage of revenue for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(percent of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.6	42.5	43.1	42.8

Gross profit	56.4	57.5	56.9	57.2
Operating costs and expenses:
Research and development	17.2	17.3	18.2	17.0
Selling, general and administrative	16.9	16.8	17.8	18.4
Amortization of purchased intangibles	1.3	1.2	1.3	1.3
In-process research and development	1.5	—	0.5	—

Operating income	19.5	22.2	19.1	20.5
Gain (loss) on certain investments, net	0.1	—	0.2	(0.3)
Interest income	4.1	3.9	4.4	3.8

Income before income taxes from continuing operations	23.7	26.1	23.7	24.0
Income tax expense from continuing operations	5.5	6.6	5.3	3.8

Net income from continuing operations	18.2	19.5	18.4	20.2
Loss from discontinued operations	(0.1)	—	—	—
Income tax benefit from discontinued operations	—	—	—	—

Net loss from discontinued operations	(0.1)	—	—	—
Net income	18.1%	19.5%	18.4%	20.2%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter and three quarters ended September 29, 2006 have been reclassified to conform to the presentation in the quarter and three quarters ended September 28, 2007.

Revenue and Gross Profit

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Revenue	$198,285	$192,937	$544,341	$559,502
Cost of revenue	86,522	81,957	234,384	239,235

Gross profit	111,763	110,980	309,957	320,267

Revenue for the quarter ended September 28, 2007 increased $5.4 million or 2.8% to $198.3 million from $192.9 million during the quarter ended September 29, 2006. The increase in revenues was made up of the following changes from each of our end markets as follows: computing, $7 million increase; high-end consumer, $8 million increase; communications, $8 million decrease and industrial, $2 million decrease. In aggregate, a 15% increase in unit demand increased revenues by $29 million and an 11% decline in average selling prices (ASP’s), decreased revenues by $24 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue. These trend characteristics are not currently believed to be a material change in the demand or financial return characteristics for our products and are expected by us to continue into the future.

Revenue for the three quarters ended September 28, 2007 decreased $15.3 million or 2.7% to $544.3 million from $559.5 million during the three quarters ended September 29, 2006. The decrease in revenues was made up of the following changes from each of our end markets as follows: computing, $3 million decrease; high-end consumer, $8 million increase; communications, $11 million decrease and industrial, $9 million decrease. In aggregate, a 5% increase in unit demand increased revenues by $27 million and a 7% decline in ASP’s, decreased net sales by $42 million.

Geographically, 70%, 20% and 10% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the three quarters ended September 28, 2007 as compared to 67%, 22% and 10% during the three quarters ended September 29, 2006. As manufacturing of, particularly, consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately there.

We sell our products to customers in a variety of countries including, in descending order by revenue dollars for the three quarters ended September 28, 2007 for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Germany, Taiwan, Singapore, Italy, Thailand and France. Sales to customers in China, including Hong Kong, comprised approximately 39% of revenue, followed by the United States with 19% of revenue, and then Korea with 13% of revenue during the three quarters ended September 28, 2007. Two distributors, one world-wide and the other Asian, accounted for 12% and 11%, respectively, of our revenues in the three quarters ended September 28, 2007. Distributors are not themselves end users of our products, but rather serve as a channel of sales to many end users of our products. No other customer accounted for more than 10% of our revenues in the three quarters ended September 28, 2007.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead (including depreciation) associated with product manufacturing. During the quarter ended September 28, 2007, gross profit increased approximately 1% or $0.8 million to $111.8 million from $111.0 million during the quarter ended September 29, 2006. During the quarter ended September 29, 2007, the Company recorded a manufacturing severance provision in cost of sales of approximately $1.0 million, which increased cost of sales compared to the comparable prior year quarter. Stock compensation charges were also higher by approximately $0.2 million compared to the prior year quarter. As a percentage of revenues, gross margin was 56.4% during the quarter ended September 28, 2007 compared to 57.5% during the quarter ended September 29, 2006. In the quarter, we experienced a mix change in our sales relating to more rapid growth in computing products, which are lower margin than many of our other products.

During the three quarters ended September 28, 2007, gross profit decreased approximately 3% or $10.3 million to $310.0 million from $320.3 million during the three quarters ended September 29, 2006. The aforementioned $1.0 million manufacturing severance provision and an increase in stock compensation of $0.7 both contributed to this decline in gross profit. The balance related primarily to product mix changes. We continue to strive to improve gross margins from their present levels by emphasizing new and higher-margin products, and continually improving product quality and implementing various cost saving opportunities in our manufacturing chain.

We anticipate that the addition of Planet ATE product sales, while modest in dollar terms, will contribute to sales mix favorably.

Operating Costs and Expenses

Research and Development (R&D)

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Research and development	$34,052	$33,458	$98,886	$95,222

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased approximately 2%, or $0.6 million, to $34.1 million during the quarter ended September 28, 2007 from $33.5 million in the quarter ended September 29, 2006. In the three quarters ended September 28, 2007 R&D expenses increased by approximately 4%, or $3.7 million, to $98.9 million from $95.2 million during the three quarters ended September 29, 2006. Stock-based compensation expense recorded to R&D declined in both comparative periods, which was more than offset by robust hiring of new design engineers and related materials and supplies costs. Both of our recent acquisitions have significant R&D cost elements which will add to R&D costs to facilitate faster new product offerings and customer service.

Selling, General and Administrative (SG&A)

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Selling, general and administrative	$33,571	$32,327	$96,932	$103,094

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, accounting and finance, information systems, legal and executive functions. SG&A costs increased approximately 4%, or $1.3 million to $33.6 million during the quarter ended September 28, 2007 from $32.3 million in the quarter ended September 29, 2006. In the three quarters ended September 28, 2007, SG&A costs decreased approximately 6% or $6.2 million to $96.9 million from $103.1 million during the three quarters ended September 29, 2006. Stock-based compensation expense recorded to SG&A declined in both comparative periods. For the quarter ended September 28, 2007, compared to the prior year’s quarter, our sales commission costs increased, our executive incentive program accrual was higher reflecting better business performance, and our accrual for external audit costs rose. Other costs in the comparative quarters were largely even. In the three quarters ended September 28, 2007, stock compensation costs were lower, our executive incentive program accrual was lower and our outside service costs declined. Despite slightly lower expected equity compensation costs going forward, we expect SG&A costs to increase modestly in our fourth quarter but at a rate less than anticipated revenue growth.

Amortization of Purchased Intangible Assets

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Amortization of purchased intangibles	$2,486	$2,367	$7,221	$7,101

Amortization of purchased intangible assets increased to $2.5 million from $2.4 million in the quarters ended September 28, 2007 and September 29, 2006, respectively. The increase reflected approximately $0.1 million of amortization of definite-lived intangibles related to the acquisitions of Planet ATE and Hyderabad Design. Such amortization increased to $7.2 million from $7.1 million in the three quarter periods ended September 28, 2007 and September 29, 2006 as a result of the additional amortization related to the aforementioned acquisitions. In our fourth quarter ending December 28, 2007, amortization of purchased intangibles is expected to be $3.7 million as a result of the amortization over a three-month life of an element of the Planet ATE acquisition. During our fiscal year 2008, we expect amortization of purchased intangibles to average approximately $2.8 million per quarter.

SFAS 142, “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2006, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment on our intangible asset balance. We will test these balances for impairment in the fourth quarter of 2007.

In-process research and development

During the quarter ended September 28, 2007, we recorded a charge to earnings for $3.0 million of purchased in-process research and development related to the acquisition of Planet ATE, Inc. as described more fully in Note 8 to the accompanying consolidated financial statements. The initial appraisal identified $3.0 million of purchased in-process research and development, which was determined using a cost-based approach to valuation due to limitations in the market value and income-based valuation approaches for this item. The cost-based approach related to approximately two years of historical Planet ATE research and development expenditures, net of associated tax effects, which relates to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. The Company expects to continue to invest in these and other development efforts for this new market and believes there is a reasonable chance of successfully completing the work undertaken at the point of the acquisition. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Gain (loss) on certain investments

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Gain (loss) on certain investments, net	$243	$—	$987	$(1,892)

We maintain a portfolio of $11.5 million of mutual fund investments under two qualified deferred compensation plans for certain current and former employees. We have an offsetting liability recorded for the investments such that there is no net effect on our shareholders’ equity from these plans. The net total return from these investments, which was $0.2 and $1.0 million in the quarter and three quarters ended September 28, 2007, respectively. This net total return is recorded as an increase (if it is a positive total return) in compensation expense in operating costs – SG&A – and a gain in non-operating activities. If the total return is negative, the amount is recorded as a reduction in compensation expense in operating costs and a loss in non-operating activities.

During the quarter ended June 30, 2006, we liquidated our only cost method investments. Our investment in one privately-held company was sold to an unrelated third party for $2.2 million as compared to its carrying value of $1.6 million, resulting in a gain of $0.6 million. Our $2.5 million investment in a second privately-held company was written off at the time that company’s Board determined that it would dissolve and wind down its business affairs. We believe that no cost recovery is to be expected from this investment. The net pre-tax loss from these two investments was $1.9 million for the quarter ended June 30, 2006.

Interest Income

	Quarter Ended		Three Quarters Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(in thousands)
Interest income	$8,104	$7,546	$24,187	$21,485

Interest income increased to $8.1 million and $24.2 million during the quarter and three quarters ended September 28, 2007, respectively, from $7.5 million and $21.5 million during the quarter and three quarters ended September 29, 2006. This increase is primarily attributable to the continuing upward movement of available interest rates in both long and short maturities in the two comparative periods. The increase in short maturities has benefited us as a large part of our short-term investments are auction rate securities with frequent rate resets.

With our decision to increase the magnitude of our stock repurchase program, as announced in December 2006, to a twelve month total of $400 million, our 67% dividend increase announced in the fourth quarter of 2006 and our use of approximately $45 million for acquisitions, the excess of these uses of cash over our free cash flow from the operation of the business will result in reduced resources available to invest in interest bearing securities. Therefore, our interest income will likely be reduced in future quarterly periods primarily due to balance declines.

Income Tax Expense from Continuing Operations

During the quarter and three quarters ended September 28, 2007, the Company’s effective tax rate from continuing operations was 23.4% and 22.3%, respectively. During the quarter and three quarters ended September 29, 2006, the Company’s effective tax rate was 25.2% and 15.9%, respectively. Discrete tax adjustments in the three quarters ended September 29, 2006, and recurring items such as international income taxed at lower rates in both years, account for the difference between these effective tax rates and the statutory U.S. income tax rate.

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

Stock-based Compensation

Application of SFAS 123R - Fair Value Calculation Methodology: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using a Lattice method (except for cost relating to grants made prior to the fourth quarter of 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, a Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that a Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. We adopted a Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See Note 4.3 to the consolidated financial statements included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We periodically re-estimate our forfeiture rates used in calculating fair value using historical cancellation activity that occurs in several “bands” of employee classifications.

Performance Based Grants: In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups. In the three quarters ended September 28, 2007, performance-based grants for 194,200 shares were issued.

At September 28, 2007, the Company’s only performance-based Awards outstanding were 464,200 deferred stock units (PDSU’s ). These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s and assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 831,300 shares. At September 28, 2007, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 562,000.

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

Unrecognized Compensation Cost: We currently have an aggregate future pre-tax charge to be recorded in our financial statements of approximately $70.5 million. That amount will be recorded over the remaining vesting period of outstanding Options and Awards at September 28, 2007.

Factors affecting future financial statement effect of SFAS 123R: Our use of share-based payment awards has effects on our current and future financial statements. Such effects include:

•	continued or increased grants of share-based payment awards will add to the unrecognized compensation cost to be recognized

•	cessation or reduction of grants of share-based payment awards would cause the unrecognized compensation cost to be reduced in future periods

•	re-assessments of the input variables to a Lattice method calculation may cause either a higher or lower total fair value to be utilized for those grants so affected

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

Additionally, we believe backlog can fall disproportionately to consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog at September 28, 2007 was $186.9 million compared to December 29, 2006 of $117.7 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of revenue performance for approximately the next two quarters.

Business Outlook

On October 17, 2007, we announced our outlook for the fourth quarter of 2007. At that time, we expected revenue for the fourth quarter to increase between 5% and 7% over the third quarter, due to a strong seasonal quarter for the computing and consumer sectors. On that date we also expected diluted earnings per share of approximately $0.31 to $0.32 in the fourth quarter of 2007. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on October 17, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

With the exception of our inventory purchase order commitments and a contractual provision for additional consideration regarding the purchase of Planet ATE, our contractual obligations and off-balance sheet arrangements have not changed significantly from December 29, 2006. At September 28, 2007, we have committed to purchase $23.8 million of inventory from suppliers.

The Planet ATE agreement contains a provision for additional consideration to the former stockholders of that business. This additional consideration is a multiple of the net revenues of or attributed to Planet ATE during the period from October 1, 2007 to December 31, 2008 with a maximum additional payment of $12 million. No amount for additional consideration was recorded at the time of the acquisition.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. At September 28, 2007, our total shareholders’ equity was $2.3 billion. At that date we also had approximately $514 million in cash and short-term investments, as well as $64 million in long-term, marketable investments. We have no debt outstanding.

Our primary sources and uses of cash during the comparative quarters presented are shown in this summarized table (in millions):

	Three Quarters Ended
	Sep 28, 2007	Sep 29, 2006
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$174	$168
Proceeds from exercise of compensatory stock plans, including tax benefits	117	78

	$291	$246

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(48)	$—
Capital expenditures, net of sale proceeds	(12)	(26)

	$(60)	$(26)

Returned to shareholders
Stock repurchases	$(320)	$(195)
Dividends paid	(40)	(21)

	$(360)	$(216)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$202	$(20)

Net increase (decrease) in cash and cash equivalents	$73	$(16)

In the three quarters ended September 28, 2007, our sources of cash delivered higher cash flow: $291 million vs. $246 million in the three quarters ended September 29, 2006, an increase of $45 million. Of this $45 million, $6 million was from improved business performance and $39 million was from higher proceeds from stock option exercises and ESPP sales. We chose to make business improvement investments (primarily the acquisitions of Planet ATE and Hyderabad Design) with these increased resources and, by decreasing our investments balances, to greatly expand our returns to shareholders in the form of our stock repurchase and dividend programs ($124 million) compared to the corresponding period of the prior year.

The basic aim is to constantly improve the cash flows from our existing business activities and use the majority of that cash flow to return to shareholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, additional acquisitions that may further improve our base business with prospects of a proper return. If we undertake other acquisitions to improve our business, they might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return our free cash flow and, as recently demonstrated, additional amounts to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $11.8 million to $109.8 million at September 28, 2007 from $98.0 million at December 29, 2006. Inventories also increased by $2.7 million to $95.1 million at September 28, 2007 from $92.4 million at December 29, 2006. We believe non-cash working capital ratios such as days sales outstanding and days cost of sales in inventory will remain approximately at their current levels.

Capital Expenditures

Capital expenditures were $17.4 million for the three quarters ended September 28, 2007 and $27.4 million the three quarters ended September 29, 2006. The decrease in capital expenditures was a function of certain 2006 additions to our production equipment and our Florida facilities consolidation. The Florida facilities consolidation was completed in the second quarter of 2006 and capital expenditures thereon have been reduced. The 2007 capital expenditures were primarily additions to production equipment, including that located at vendors and sub-contractors. We anticipate capital expenditures for our fourth quarter 2007 to be between $10 and $15 million.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

During the first three quarters of 2007 we experienced increased cash flow from stock plans (exercises of stock options and sales under our ESPP) as cash collected directly from such exercises and sales approximated $110 million compared to $73 million in the first three quarters of 2006. For the entire year of 2006, we collected approximately $93 million of cash flow from stock plans. While the level of such cash inflow to us is subject to certain market forces we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.10 per share quarterly dividend program ($0.06 declared in October 2006 for payment in November). Both programs represent our major efforts to return our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

In July 2007, our Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend was made on August 17, 2007 to shareholders of record at the close of business on August 7, 2007. In October 2007, our Board of Directors declared a quarterly dividend of $0.10 per share of common stock. Payment of the dividend is to be made on November 16, 2007 to shareholders of record at the close of business on November 6, 2007.

At September 28, 2007, we had $47.5 million remaining of the $400.0 million stock repurchase program previously authorized by the Board of Directors in December 2006. We anticipate that the Board will authorize continuing stock repurchases in the future beyond the current program. During the three quarters ended September 28, 2007 we increased our repurchases and immediately retired 11.0 million shares of our Class A common stock at an approximate cost of $320 million, as compared to 7.4 million shares during the three quarters ended September 29, 2006 at an approximate cost of $195 million.

On October 31, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $400 million of our Class A common stock during the twelve months following the announcement. The Company will retire the shares repurchased under this plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three quarters ended September 28, 2007, we transacted $29.6 million of foreign exchange forward contracts. The derivatives were recognized on the balance sheet at their fair value, which was nominal, at September 28, 2007. Due to their nominal (immaterial) value, the Company does not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Control and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 28, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 28, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the matter of “Initial Public Offering Securities Litigation,” Master File No. 21 MC 92 (SAS), U.S. District Court, S.D.N.Y., as described on form 10-K filed February 27, 2007, incorporated herein by reference. On July 2, 2007, the District Court formally terminated the motion to approve the proposed settlement because the Second Circuit Court of Appeals reversed the class certification in six focus cases. The District Court then issued an order on August 30, 2007 declining to apply the decision of the Second Circuit to cases other than the focus cases, including the action against the Company, and further held that the statute of limitations in such cases continued to be tolled. On August 14, 2007, the Plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the six focus cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the six focus cases. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities

(c) During the quarter ended September 28, 2007, we, as authorized by our Board of Directors, repurchased 3,175,240 shares of our Class A common stock at an approximate cost of $100 million. Such repurchased shares, made under a plan announced on December 18, 2006 to repurchase up to $400 million of our Class A common stock in the twelve months following the announcement, were retired immediately upon settlement.

Accounting Period
Begin	End	Shares Purchased	Average Paid Per Share	Shares Purchased as part of an Announced Plan	Dollars Remaining Under Current Authorization
					$147,515,346
June 30, 2007	July 27, 2007	153,500	$30.58	153,500	$142,821,422
July 28, 2007	August 24, 2007	1,521,250	$30.82	1,521,250	$95,931,376
August 25, 2007	September 28, 2007	1,500,490	$32.27	1,500,490	$47,515,366

	Total	3,175,240	$31.49	3,175,240	$47,515,366

All of the shares purchased as presented in the foregoing tables were purchased as part of a publicly announced plan or program.

On October 31, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $400 million of our Class A common stock during the twelve months following the announcement. The Company will retire the shares repurchased under this plan.

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

Date: November 2, 2007

EXHIBIT INDEX

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