Form 10-K
period 2007-12-28
INTERSIL CORP/DE
filed 2008-02-22
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

408-432-8888

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

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $31.46 on the Nasdaq Global Select Market) on July 2, 2007 was approximately $4,171.0 million.

At February 15, 2008 there were 126,713,350 shares of our Class A Common Stock, par value $.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008.

INTERSIL CORPORATION

FORM 10-K

December 28, 2007

PART I.

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements as our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

• such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products	• demand for, and market acceptance of, new and existing products

• successful development of new products	• the timing of new product introductions

• new product performance and quality	• the successful integration of acquisitions

• manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials	• procurement shortages

• the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations	• the need for additional capital

• pricing pressures and other competitive factors, such as competitor’s new products	• competitors with significantly greater financial, technical, manufacturing and marketing resources

• changes in product mix	• fluctuations in manufacturing yields

• product obsolescence	• the ability to develop and implement new technologies and to obtain protection of the related intellectual property

• legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims	• customer service

• the extent and timing that customers order and use our products and services in their production or business	• changes in import export regulations

• legislative, tax, accounting, or regulatory changes or changes in their interpretation	• transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities

• and exchange rate fluctuations	• industry and global economic and market conditions

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

•

Maintain Technology Leadership. We have almost 600 research and development employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,000 patents.

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

Background

Our mission is to provide differentiated, high-performance analog ICs that meet our customers’ needs and exceed their expectations. Our objective is to grow our revenues and earnings faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog company in 2002 with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), followed by the divestiture of our wireless networking business in 2003 and the 2004 acquisition of Xicor, Inc. (“Xicor”) and the 2007 acquisition of Planet ATE, Inc. (“Planet ATE”).

Our internet address is www.intersil.com. We post the following filings on our website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934, our proxy statements on Schedule 14A related to our annual stockholders’ meeting and any amendments to any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Chief Executive Officer and principal financial officers. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

High-End Consumer

Our high-end consumer products include our optical storage, displays and handheld products. These products target high growth applications such as DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, cell phones and digital still cameras. The high-end consumer category represented 29% of our sales in 2007.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. The industrial products category represented 23% of our sales in 2007.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite, VOIP (Voice Over Internet Protocol), networking, cellular base station and networking/switching equipment. The communications category represented 21% of our sales in 2007.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management products for peripheral devices. The computing category represented 27% of our sales in 2007.

Glossary

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

Cellular Base Station—consists of transmission and reception equipment, including the base station antenna, which connects a cellular phone to the network.

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

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the analog sector of that industry. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated. The revenues noted in this section are based on shipping destination.

A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
United States Operations
Net revenues	$133,748	$159,334	$129,314
Tangible long-lived assets	86,902	70,478	76,995
International Operations
Net revenues	466,507	581,263	627,652
Tangible long-lived assets	9,708	30,643	32,638

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea and Taiwan. A summary of percent of revenues by country is summarized below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Revenues by country
China (includes Hong Kong)	33%	36%	41%
United States	22	22	17
South Korea	<10	11	13
Taiwan	10	<10	<10

In addition to those in the table above, our customers in each of Japan, Germany, Singapore and Italy accounted for at least 1% of our total revenues in 2007.

Three distributor customers and two original equipment manufacturer (“OEM”) customers, each accounting for at least 5% of the Company’s revenues, totaled 43% of revenues in fiscal 2007. Two of the distributors represented 11% of revenues each during fiscal 2007 and 21% of aggregate net accounts receivable at December 28, 2007. The loss of any one or more of these customers could result in a materially negative impact on our business.

Sales, Marketing and Distribution

In 2007, we derived 50% of our revenues from OEM customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 50% of our revenues through distributors and value added resellers.

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

Distributors handle a wide variety of products, including products sold by other companies that compete with our products. Some of our sales to distributors are made under agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Some of our distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. Sales made to international distributors are recognized when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $118.3 million, $126.5 million and $134.4 million on research and development projects for 2005, 2006 and 2007, respectively, including share-based payment expense. In 2007, we introduced over 250 new products for our target markets. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. At December 28, 2007, we had almost 600 employees engaged in research and development.

Manufacturing

We sell many product types that utilize silicon wafers containing integrated circuits. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation and AMI Semiconductor. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During 2007, we internally produced approximately 26% of our wafers and sourced the remaining 74% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

Historically, certain materials, including silicon wafers and other materials, have been in short supply. In the recent past, we have not experienced delays in obtaining such materials, which could have adversely affected production. However our reliance on foundry partners for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication, through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers typically require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory.

Manufacture, assembly and testing of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials and disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

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

Our six-month backlog at December 28, 2007 was $176.4 million compared to December 29, 2006 of $117.7 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of revenue performance for approximately the next two quarters.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first half of each year and stronger demand in the second half of each year.

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

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,000 U.S. and foreign patents and have approximately 350 US and foreign patents pending. The expiration dates of these patents range from 2008 to 2026.

Employees

Our worldwide workforce consisted of 1,494 employees (full- and part-time) at December 28, 2007. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

Our operations are subject to environmental laws in the countries in which we operate. The regulations govern, among other things, air and water emissions at our manufacturing facilities, the management and disposal of hazardous substances, and the investigation and remediation of environmental contamination. As with other companies in our business, the nature of our operations exposes us to the risk of environmental liabilities and claims. We believe, however, that our operations are substantially in compliance with applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three fiscal years and our anticipated capital expenditures for environmental matters for our fiscal year 2008 are immaterial.

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

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing us. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our Class A common stock could decline.

As discussed in “Forward Looking Statements” in Item 1 above, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements, including as a result of the risks described in the cautionary statements in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, in our other filings with the SEC, and in material incorporated by reference. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Downturns in the macroeconomic business cycle could reduce our revenues and profitability.

The semiconductor industry, including its analog segment, is highly cyclical. This cyclicality could create significant variation in our operating results. The markets in which we compete may experience downturns in the future that negatively affect our sales. A macroeconomic downturn may cause us to experience a significant decrease in our operating income margins as a result of declining sales and resulting industry changes such as product mix, price competition and costs associated with the need for continual and rapid introduction of new products.

The markets for our products depend on continued end-user demand for consumer and business electronics products as well as products in communications and industrial markets. Such demand may be adversely affected by national or global economic uncertainties, such as continuing increases in oil prices, fluctuating interest rates, subprime mortgage failures and other disruptions in credit markets, and other matters that contribute to reductions in consumer or corporate spending. As a result our revenues and gross margins could be adversely affected.

Business interruptions could harm our business.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our two wafer fabrication facilities are located on the east coast of Florida. Operations at these facilities have, at times, been interrupted by hurricanes and may be interrupted by hurricanes in the future. Further, our corporate headquarters is located near major earthquake fault lines in California, and we have been unable to obtain earthquake insurance at reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

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

ASPs for our products historically have declined over relatively short time periods. For example, in fiscal 2007 our ASPs decreased by approximately ten percent compared with fiscal 2006; and in fiscal 2006 our ASP’s had decreased by approximately two percent compared with fiscal 2005. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features.

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

We use both internal wafer fabrication facilities and third-party wafer fabrication foundries in manufacturing our products. We intend to continue to rely on third party foundries and other specialist suppliers for most of our manufacturing requirements and most of our assembly and testing requirements. However, certain of these third party foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of wafers and other semiconductor materials or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products. If the third party foundries we currently use are unable to provide our products, we may be required to seek new foundries, and we cannot be certain that their services will be available at favorable terms or that sufficient capacity will be available in a reasonable time period.

In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the third party foundries we currently use do not achieve adequate yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our reputation, business, financial condition and/or results of operations.

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

Products that we manufacture and sell, or products formerly produced and sold by us and now manufactured and sold by purchasers of business that we have divested, may infringe other parties’ intellectual property rights. We may have to pay others for infringement and misappropriation of their intellectual property rights, suspend the manufacture, use or sale of some affected products, or incur the cost of defending in a litigation, resulting in significant expense to us.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received, and may receive in the future, notices of claims of infringement and misappropriation of other parties’ proprietary rights. In the event of an adverse decision in a patent, trademark, copyright, maskwork or trade secret action, we could be required to withdraw the product or products found to be infringing from the market or redesign products offered for sale or under development. We have, at times, assumed indemnification obligations in favor of our customers that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. We have also, at times, assumed indemnification obligations in favor of the purchasers of businesses that we have divested that could be triggered upon an allegation or finding of infringement of other parties’ proprietary rights by those purchasers. These indemnification obligations would be triggered for reasons including the sale or supply of a product that was later discovered to infringe another party’s proprietary rights. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. To address any potential claims or actions asserted against us or those we have indemnified, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all. Litigation could result in significant expense to us, adversely affecting sales of the challenged product or technology and diverting the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse outcome in any litigation, we may be required to:

•	pay substantial damages, which may include enhanced damages for willful infringement, and incur significant attorneys’ fees;

•	indemnify customers for damages they might suffer if the products they purchase from us infringe intellectual property rights of others;

•	indemnify purchasers of businesses that we have divested for damages they might suffer if certain of the products they sell infringe intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technology;

•	discontinue the use of some processes; or

•	obtain licenses to intellectual property rights covering products and technology that we may, or have been found to, infringe or misappropriate such intellectual property rights.

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

Non-U.S. sales accounted for approximately 83% of our revenue in fiscal 2007. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in our ability to acquire and enforce our intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. laws and regulations;

•

compliance with international laws and regulations, including the European Union’s Restriction of Hazardous Substances (“RoHS”), which bans lead and certain other substances from products put on the market;

•	fluctuations in interest and currency exchange rates;

•	the need for technical support resources in different locations;

•	our ability to secure and retain qualified people for the operation of our business; and

•	the actions of foreign sovereign governments

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

We are subject to export restrictions and laws affecting trade and investments.

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products. Compliance with these laws has not significantly limited our operations or our sales in the recent past but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could do so in the future.

RISK FACTORS RELATING TO SALES, MARKETING AND COMPETITION

Our business is very competitive, and increased competition could reduce gross margins and the value of an investment in our company.

The semiconductor industry, and the semiconductor product markets specifically, are intensely competitive. Competition is based on price, product performance, quality, reliability and customer service. The gross margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. Some of our competitors may have better established supply or development relationships with our current and potential customers. Competitors include manufacturers and designers of standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. In addition, companies not currently in direct competition with us may introduce competing products with superior performance attributes in the future.

We compete against larger, more established entities as well as foreign and other market entrants and our market share may be reduced if we are unable to respond to our competitors effectively.

The semiconductor industry is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, some of which have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market, especially Asian-based producers. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

We realize substantially all of our net revenues from products sold in the high-end consumer, communications, industrial and computing markets. Therefore, our success currently depends on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. These markets may experience changes in demand that will adversely affect our business and operating results.

We may not be able to satisfy rapidly increasing demand for our products on a timely basis and increased production may lead to overcapacity and lower prices.

Historically, the often cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity (both our internal capacity and our arranged supply and subcontracted capacities) may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate additional, qualified third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. As a result our future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expect, our operating results may be adversely affected. These capacity expansions by us and other directly competitive analog IC manufacturers could also lead to overcapacity in our served and target markets which could lead to price erosion that would adversely impact our operating results.

Difficulties in estimating the amount and timing of sales to our customers could harm our operating results.

It is difficult for us to forecast accurately the timing and amount of sales to our customers, which include distributors and original equipment manufacturers. Customers generally take a long time to evaluate products and technologies before committing to design our products into their systems. Moreover, our business is characterized by short-term orders and shipment schedules, and customer orders typically may be canceled or rescheduled on short notice to us and without significant penalty to our customers. We do not have substantial non-cancelable backlog and often we are forced to obtain inventory and materials from our manufacturing subcontractors in advance of anticipated customer demand. Because we incur expenses, many of which are fixed, based in part on our forecasts of future revenue, our operating results could be harmed if sales levels are below our expectations.

Most of our distributors and resellers, who represent approximately 41% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could result in a materially negative impact on our business, including net sales and accounts receivable.

In fiscal 2007, our distributors and value-added resellers accounted for approximately 41% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. Two of our distributors each accounted for 11% of our net sales in fiscal 2007. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of excess inventory of our product they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

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

In fiscal 2007, we adopted the provisions of the Financial Accounting Standards Board’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires us to record our tax expense differently than we might otherwise have done so in the past based on various estimates of probabilities of events. As a result, our tax expense will likely be more volatile than in the past or may be more volatile due to additional reasons. Volatility in tax expense contributes to volatility in reported financial results.

Accounting pronouncements are moving toward “fair value” accounting, which also may lead to more volatility in reported earnings which might cause a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board that require companies to regularly attempt to determine or estimate the fair value of both certain assets and certain liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as to give companies the option to apply fair value measurements more broadly to many financial assets and liabilities. For us, particularly regarding indefinite life intangible assets (“goodwill”), certain other “long-lived assets” such as property, plant and equipment, and stock-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an adverse and significant adjustment to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects.

Changes in accounting standards for stock-based compensation may adversely affect our operating results and our competitiveness in the employee marketplace.

The adoption of SFAS No. 123R, the accounting pronouncement regarding stock-based compensation, required us to expense our calculated stock-based compensation provided to employees beginning in our fiscal 2006. The market in which we compete for the skilled employees that are knowledgeable in our required disciplines is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123R had reduced our earnings as reported on a generally accepted accounting principles basis by the amount of stock-based compensation in both 2006 and 2007. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, KPMG LLP, is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained KPMG LLP attestation as to the effectiveness of our internal control over financial reporting as of December 28, 2007. In future years, if we fail to complete this assessment on a timely basis, or if KPMG LLP cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of investor confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to meet our regulatory reporting obligations on a timely basis.

Our independent registered public accounting firm must confirm its independence in order for us to meet our regulatory reporting obligations on a timely basis.

Our independent registered public accounting firm, KPMG LLP, communicates with us at least annually regarding any relationships between KPMG LLP and us that, in their professional judgment, might have a bearing on their independence with respect to us. If, for whatever reason, KPMG LLP finds that it cannot confirm that it is independent of us based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

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

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of companies, products or technologies, or we may reduce or dispose of certain product lines or technologies which no longer fit our long-term strategies. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating new personnel, coordinating new product and process development, conforming the acquired company’s standards, processes, procedures and controls with our operations, separating or reorganizing existing business or product groups, in addition to diversion of management’s attention away from other business concerns, amortization of acquired definite-lived intangible assets, immediate expensing of certain acquired R&D project values, goodwill impairment charges and potential loss of key employees or customers of acquired or disposed operations, among others. Further, acquisitions may require the potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities and the obligation to meet future cash flow requirements of acquired companies. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities, inadequacies, debt incurrence, common stock issuance or assumption of liabilities could have a material adverse effect on our business, operating results, financial condition and cash flows.

We may acquire other companies or purchase or license technology from third parties in order to attain growth or remain competitive and to introduce new products to expanded markets.

An element of our business strategy involves expansion through both organic growth and the acquisitions of businesses, assets, products, technologies and design personnel that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. To the extent that we seek acquisitions, we may not be able to purchase or license resources on commercially favorable terms or at all. Acquisitions and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees and the need for regulatory approvals. In order to finance a potential transaction, we may need to raise additional funds by issuing or selling our stock or borrowing money. We may not be able to find such financings on acceptable terms.

We rely upon certain critical information systems for the operation of our business.

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	Properties

In the United States, we lease approximately 150,000 square feet for our corporate headquarters in Milpitas, California, which also includes sales and design functions. Additional manufacturing, warehouse and office facilities are housed in approximately 584,000 square feet of owned facilities on approximately 123 acres of land in Palm Bay, Florida.

Additionally, we conduct engineering activity and maintain regional sales offices aggregating over 200,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, all of our offices are leased under generally short-term leases (lease periods vary but expire by 2013).

We believe that our current facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities is being substantially utilized.

Item 3.	Legal Proceedings

(a) Legal Proceedings

We and certain of our former directors as well as our lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a number of other related securities suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses.

A tentative settlement was reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, we would not have been required to pay any damages, expenses or litigation costs to the plaintiffs. However, on December 5, 2006, the Second Circuit Court of Appeals reversed the class certification of six “focus” cases that are part of the ±300 consolidated class action suits. On July 2, 2007, the District Court formally terminated the motion to approve the proposed settlement because the Second Circuit Court of Appeals reversed the class certification in six focus cases. The District Court then issued an order on August 30, 2007 declining to apply the decision of the Second Circuit to cases other than the focus cases, including the action against the Company, and further held that the statute of limitations in such cases continued to be tolled. On August 14, 2007, the Plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the six focus cases. In addition, on

September 27, 2007, the plaintiffs again moved to certify classes in each of the six focus cases. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations. It is unknown how this ruling will affect the outcome of the case.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Quarter:	High	Low
First quarter of 2006 (from December 31, 2005 to March 31, 2006)	$30.31	$25.34
Second quarter of 2006 (from April 1, 2006 to June 30, 2006)	$30.70	$22.59
Third quarter of 2006 (from July 1, 2006 to September 29, 2006)	$26.15	$20.44
Fourth quarter of 2006 (from September 30, 2006 to December 29, 2006)	$25.92	$22.87
First quarter of 2007 (from December 30, 2006 to March 30, 2007)	$26.97	$22.70
Second quarter of 2007 (from March 31, 2007 to June 29, 2007)	$33.34	$26.77
Third quarter of 2007 (from June 30, 2007 to September 28, 2007)	$33.57	$29.05
Fourth quarter of 2007 (from September 29, 2007 to December 28, 2007)	$34.10	$23.53

(b) Holders:

On February 15, 2008 the last reported sale price for our Class A Common Stock was $22.51 per share. At the same date, there were 370 record holders of our Class A Common Stock.

(c) Dividends:

In 2006 we declared and paid quarterly dividends totaling $0.21 per share. In 2007 we declared and paid quarterly dividends totaling $0.40 per share. The first quarter dividend in 2008 has been declared by our Board of Directors at $0.12 per share, to be paid February 22, 2008, an indicated annual rate of $0.48 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, our stock repurchase program, legal risks, liquidity and profitability. Determination to declare and pay a dividend will be made by our Board of Directors timely in light of these and other factors the Board of Directors deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans:

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders:
Elantec 1995 and 2001 Equity Incentive Plans(1)	2,491	$25.86	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans(1)	957	$12.58	None
Intersil 1999 Equity Compensation Plan(2)	15,331	$25.59	9,731
Intersil Employee Stock Purchase Plan(3)	2,333	N/A	376
Equity compensation plans not approved by shareholders(4)
Total(4)	21,112	$24.91	10,107

(1)	Each of these plans in these totals have been acquired by a purchase accounting method acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected be made under the 1999 Equity Compensation Plan.
(2)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 1,411 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 13,920 stock options.
(3)	The Employee Stock Purchase Plan does not employ a “look-back” option feature; therefore there are no options or right to purchase outstanding until the final day of the subscription period (which is then settled immediately).
(4)	There are no equity compensation plans that have not been approved by shareholders. The number of securities for the total of the plans includes 1,411 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 17,368 stock options.

(e) Performance Graph:

The following graph presents a comparison of the cumulative total stockholder return, assuming dividend reinvestment, on the Company’s stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 31, 2002 and ending December 28, 2007. The graph assumes that $100 was invested on December 31, 2002 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities:

We did not sell unregistered securities during 2007.

(g) Issuer Purchases of Equity Securities:

In 2005, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following that announcement (2005 Authorization). Prior to the full use of the 2005 Authorization in 2006, in May 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following the announcement (2006 First Authorization). Upon the full use of the 2006 First Authorization, in December 2006, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following that announcement (2006 Second Authorization, or Plan A below). Prior to the full use of the 2006 Second Authorization, in October 2007, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following the announcement (2007 Authorization, or Plan B below).

Under these programs, during fiscal year 2007, we repurchased 15,186,306 shares of our Class A common stock at an approximate cost of $435.0 million.

Plan A: The following table details repurchase activity in our 2007 fourth fiscal quarter under Plan A.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
					$47,515,353
9/29/2007	10/26/2007	143,400	$32.86	143,400	$42,803,812	Plan A
10/27/2007	11/23/2007	1,418,786	$30.17	1,418,786	$—	Plan A
11/24/2007	12/28/2007	—	—	—	$—	Plan A

Total		1,562,186	$30.42	1,562,186	$—

Footnotes—Plan A

Plan A
(1)	The date the plan was announced	December 18, 2006
(2)	The dollar amount approved	$400,000,000
(3)	The expiration date of the plan	December 17, 2007
(4)	Plans expired during the period covered by the table	None
(5)	Plans the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

Plan B: The following table details repurchase activity in our 2007 fourth fiscal quarter under Plan B.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
9/29/2007	10/26/2007	—	—	—	$—	Plan B
					$400,000,000
10/27/2007	11/23/2007	38,014	$28.97	38,014	$398,898,746	Plan B
11/24/2007	12/28/2007	2,581,654	$25.71	2,581,654	$332,515,441	Plan B

Total		2,619,668	$25.76	2,619,668	$332,515,441

Footnotes—Plan B

Plan B
(1)	The date the plan was announced	November 1, 2007
(2)	The dollar amount approved	$400,000,000
(3)	The expiration date of the plan	October 31, 2008
(4)	Plans expired during the period covered by the table	None
(5)	Plans the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended December 28, 2007 are derived from our audited consolidated financial statements. All periods presented have been audited. All periods presented herein as “fiscal years” include 52 weeks (fiscal 2008 will be a 53 week fiscal year). This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year 2003 (a)(c)(d)	Fiscal Year 2004 (b)(c)(d)	Fiscal Year 2005 (c)(d)	Fiscal Year 2006	Fiscal Year 2007
	($ in millions, except per share amounts)
Revenue	$507.7	$535.8	$600.3	$740.6	$757.0
Income from continuing operations	$58.5	$40.4	$86.8	$151.3	$142.7
Basic income per share from continuing operations	$0.42	$0.29	$0.61	$1.08	$1.08
Diluted income per share	$0.41	$0.28	$0.59	$1.07	$1.05
Total assets	$2,448.9	$2,587.6	$2,583.7	$2,559.1	$2,405.0
Long-term debt, including current portion	—	—	—	—	—
Dividends per common share	$0.03	$0.13	$0.17	$0.21	$0.40

The following transactions affect the comparability of the results between the fiscal periods above:

a) In August 2003, we sold the assets of our Wireless Networking product group. The revenue, income (loss) from continuing operations, and basic income (loss) per share from continuing operations figures do not include amounts relating to this product group as we utilized discontinued operations accounting for the disposition.

b) In July 2004, we acquired Xicor by issuing Intersil Class A common stock and using cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying Condensed Consolidated Financial Statements since the acquisition date

c) During fiscal 2003, 2004 and 2005, we recorded various impairment charges or credits. Please refer to Note 11 within the Consolidated Financial Statements for further discussion.

d) During fiscal 2003, 2004 and 2005, we recorded various restructuring charges. Please refer to Note 10 within the Consolidated Financial Statements for further discussion.

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

We began our transformation into an HPA company with the acquisition of Elantec in 2002 and the divestiture of our wireless networking business in 2003. We further strengthened the transformation with the 2004 acquisition of Xicor. Our transformation has required us to report our financial performance with restructurings, impairments, discontinued operations and write-offs attendant to our acquisitions. Our first full year as a pure HPA company was fiscal 2004. Since then, our focus has resulted in revenue growth that has been very broad-based across our many analog products. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market. Our investments to expand our product portfolio to over 50 product families appear to be successful, enabling us to reach our primary management goals of revenue growth with higher margins, growing operating income and increasing cash flow generation measured against the investment in the company.

Statement of Operations

($ millions and % of revenue*)

NM = not meaningful

							Percentage Change From Previous Year
	2007		2006		2005		2007	2006
Revenue	$757.0	100.0%	$740.6	100.0%	$600.3	100.0%	2.2%	23.4%
Costs, expenses and other income
Cost of revenue	325.4	43.0%	315.7	42.6%	265.6	44.2%	3.1%	18.9%

Gross profit	431.6	57.0%	424.9	57.4%	334.7	55.8%	1.6%	26.9%
Research and development	134.4	17.8%	126.5	17.1%	118.3	19.7%	6.3%	6.9%
Selling, general and administrative	131.9	17.4%	137.1	18.5%	106.5	17.7%	(3.8)%	28.8%
Amortization of intangibles	10.7	1.4%	9.5	1.3%	9.6	1.6%	13.3%	(1.3)%
In-process research and development	2.7	0.4%	—	—	—	—	NM	NM
Impairment (gain) of long-lived assets	—	—	—	—	(0.6)	(.1)%	NM	NM
Restructurings	—	—	—	—	2.8	.5%	NM	NM
Other gain	—	—	—	—	(2.0)	(.3)%	NM	NM

Operating income	151.9	20.1%	151.8	20.5%	100.1	16.7%	0.1%	51.6%
Interest income	30.9	4.1%	29.7	4.0%	19.0	3.2%	4.0%	56.7%
Gain (loss) on certain investments, net	0.9	0.1%	(1.4)	(.2)%	—	—	NM	NM

Income from continuing operations before income taxes	183.7	24.3%	180.2	24.3%	119.1	19.8%	2.0%	51.3%
Income tax expense	41.0	5.4%	28.8	3.9%	32.3	5.4%	42.1%	(10.7)%

Income from continuing operations	142.7	18.9%	151.3	20.4%	86.8	14.5%	(5.7)%	74.3%
Discontinued operations
Income (loss) from discontinued operations	(0.3)	—	0.9	.1%	(1.1)	(.2)%	NM	NM
Income tax expense (benefit) from discontinued operations	2.0	0.3%	0.3	.0%	(0.1)	(.0)%	NM	NM

Net income (loss) from discontinued operations	(2.3)	0.3%	0.5	.1%	(0.9)	(.2)%	NM	NM

Net income	$140.5	18.6%	$151.9	20.5%	$85.9	14.3%	(7.5)%	76.9%

*	Totals and percentages may not add or calculate precisely due to rounding. Stock-based compensation in 2005 has been reclassified to conform to the presentation in subsequent years. See Note 8.6 to the financial statements elsewhere herein for information relating to stock-based compensation recorded to cost of revenue, research and development, and selling, general and administrative expenses after 2005.

Geographical revenue:

	2005		2006		2007
($ millions)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia/Pacific	$396	66%	$502	68%	$545	72%
North America	138	23%	164	22%	136	18%
Europe and other	66	11%	75	10%	76	10%

Total	$600	100%	$741	100%	$757	100%

Revenue and Cost of Revenue

Revenue

Our revenue for 2007 was $757.0 million, an increase of $16.4 million or 2% over 2006. This increase was made up of net growth in our end markets and our 2007 acquisition. Our various end markets performed as follows: Computing products had 12% in revenue growth, followed by high-end consumer products at an 8% increase. However, our Industrial products experienced a revenue decline of 4% and our Communication products declined 8%. In aggregate, higher unit demand increased revenues by approximately $102 million, which was partially offset by a decline in average selling prices (“ASPs”), which decreased revenues by approximately $86 million. Of this net revenue growth, approximately $43 million came from our sales to customers in the Asia/Pacific region, which was offset by revenue declines of $28 million in North America with Europe and other countries being approximately even. Higher sales of units resulted from our currently strong product offering in computing and consumer power management devices and consumer electronics. Declining sales prices has been a phenomenon of the semiconductor industry for much of its existence and is expected to continue into the foreseeable future.

Our revenue for 2006 was $740.6 million, an increase of $140.3 million or 23% over 2005. This increase was driven by growth in all of our four end markets. Communication products saw the highest growth at 27%, followed by computing products at 26%, high-end consumer products at 22% and industrial products at 19%. In aggregate, higher unit demand increased sales by approximately $161 million, which was partially offset by a decline in ASPs, which decreased sales by approximately $21 million. Of this sales growth, approximately $106 million came from our sales to customers in the Asia/Pacific region, $26 million from North America and approximately $9 million from Europe.

We anticipate that our revenue from Asia/Pacific region customers will continue to grow in percentage terms as that region’s economy leads in the manufacture of the finished applications (consumer electronics, computers, communications equipment) that our products are used in. End market demand for those applications is global and hence dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor (including stock-based compensation), overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin declined by 40 basis points in 2007 over 2006 compared to an increase of 160 basis points in 2006 over 2005. The 40 basis point decline was largely a function of our sales mix. Generally, our computing products have lower gross margins than other products. In 2007 much of our revenue increase came from power management products in the computing end market. Additionally, in 2007 stock-based compensation costs charged to cost of sales via direct overhead charges and through inventory relief increased by approximately 13 basis points over 2006. The 2006 increase in gross margin was partially due to our product mix in 2006, as revenues for our higher margin, general purpose products grew 28% over 2005 and sales for some of our lower margin products grew 20% over 2005. The 2006 increase in gross margins was also a function of lower wafer prices, improved yields and better pricing from our assembly and test partners in 2006.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses (including stock-based compensation) of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 6% to $134.4 million in 2007 compared to $126.5 million for 2006 and $118.3 million for 2005. The 2007 increase of approximately $8 million is made up of some $10 million of increased cash compensation and fringe benefits due to higher headcount and pay levels, offset by a $1.1 million decline in non-cash, stock-based compensation charges and other net reductions in supplies and facility costs. Our R&D expenses increased by 7% in 2006 compared to 2005 due primarily to increased stock-based compensation costs due to our adoption of SFAS 123R in 2006.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses (including stock-based compensation) of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our Human Resources, Finance, Information Systems, Legal, Executive and other administrative functions.

Our SG&A expenses decreased by 4% to $131.9 million for 2007 compared to $137.1 million for 2006 and $106.5 million for 2005. The approximately $5 million decrease in 2007 compared to 2006 was substantially accounted for by a reduction in stock-based compensation expense of approximately $3.5 million. The remaining costs making up SG&A decreased by approximately $1.5 million, with advertising and outside services declining and personnel costs increasing within that net change. As with R&D stock-based compensation costs, the Company is managing SG&A stock-based compensation costs carefully. Our 2007 grants had more than a $20 million lower aggregate fair value to amortize over the multi-year vesting term than in 2006. The increase in 2006 compared to 2005 was made up of approximately $22 million of additional stock-based compensation costs due to our adoption of SFAS 123R in 2006 and increased selling and marketing expenses associated with higher sales.

Amortization of Purchased Intangibles; Goodwill

Amortization of purchased intangibles for 2007 was $10.7 million; in 2006 and 2005 the amortization amounts were approximately equal at $9.6 million. The increase in 2007 compared to 2006 resulted from the additional amortization recorded from two acquisitions made in September 2007 for which amortization was included in the fourth quarter of 2007. Our purchased intangibles, which are definite lived assets, are amortized over their useful lives ranging from 3 to 11 years.

We review goodwill for impairment indicators quarterly and perform substantive impairment testing annually. During the fourth quarter of 2007, we determined that the value of our reporting units exceeded the goodwill value stated on our balance sheet and therefore, we did not record any impairment to goodwill. However, our goodwill value is dependent on many factors including future market demand for our products, our stock market valuation, valuation of our expected cash flow, relative values of our reporting units and many other factors. We could have goodwill impairment in the future which would negatively impact our earnings.

In-Process Research and Development (“IPR&D”)

In fiscal 2007, we recorded a charge to earnings for $2.7 million of purchased in-process research and development related to the acquisition of Planet ATE as described more fully in Note 6 to the accompanying consolidated financial statements. The amount of the purchase price allocated to IPR&D was the result of the purchase accounting appraisal, for which was management is primarily responsible. The IPR&D was determined using a cost-based approach to valuation due to limitations in the market value and income-based valuation approaches for this item. The cost-based approach related to approximately two years of historical Planet ATE research and development expenditures, net of associated tax effects, which relates to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. The Company expects to continue to invest in these and other development efforts for this new market and believes there is a reasonable chance of successfully completing the work undertaken at the point of the acquisition. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Restructurings

In March 2005, we announced a restructuring plan to further streamline operations and to reduce costs. We recorded $2.8 million in restructuring expense. Approximately 100 employees were notified that their employment would be terminated. The affected positions included manufacturing, research and development, and selling, general and administrative employees. At December 30, 2005, the affected positions had all been terminated.

Other Gains & Losses

During 2005 we recovered $2.0 million for insured business interruption losses resulting from the hurricanes in 2004. During 2004, our Florida facilities were damaged by hurricanes resulting in $2.7 million in reconstruction costs.

A key Company objective is to manage Operating Expenses carefully SUCH THAT in future periods they increase in both dollars and percent by amounts less than our revenue and thereby continue to utilize operating leverage to increase shareholder value.

Other Income and Expenses

Interest Income

Our interest income increased 4% to $30.9 million in 2007 compared to $29.7 million for 2006 and $19.0 million for 2005. Interest income increased in 2007 due primarily to higher balances and rates available in the first half of the year. In contrast, in the second half of the year, our interest earning balances declined as we conducted our stock repurchase program and funded the acquisition of Planet ATE. Further, rates began to decline in the second half of the year. In the fourth quarter of 2007, our interest income declined by 18% over the same quarter of 2006. Our 2006 interest income increased 57% to $29.7 million, due primarily to increased interest rates earned on our investments compared to 2005. With available interest rates currently falling and our interest earning balances expected to be further reduced in 2008 due to our increased dividend and continued stock repurchases, we expect that our interest income in 2008 will be reduced from our 2007 level.

Income Tax Expense

Our income tax expense from continuing operations was $41.0 million or 22% of pretax income for 2007 compared to tax expense of $28.8 million or 16% of pretax income for 2006. In 2006 we enjoyed the benefit of approximately $13 million in discrete tax events, notably the benefit from the loss on the sale of our interest in a cost method investee, absent which the 2006 tax expense and tax rate would have been comparable to the amounts reported for 2007.

Our income tax expense from continuing operations was $28.8 million or 16% of pretax income for 2006 compared to tax expense of $32.3 million or 27% of pretax income for 2005. The effective tax rate declined in 2006 primarily because of a $150.0 million dividend repatriation in 2005 that did not occur in 2006 (see below). The benefit from the loss on the sale of our interest in a cost method investee was the other key driver in the 2006 tax rate decline.

Our income tax expense for 2005 included a provision of $6.6 million relating to our repatriation of $150 million of foreign earnings. See Note 16.5 in our consolidated financial statements for more information about our repatriation.

In the first quarter of 2008, the Company expects to reverse the non-current portion of our income taxes payable to income taxes in our consolidated statement of operations as a benefit due to the expiration of the statute of limitations for the tax years 2002 and 2003. That benefit to income taxes and earnings is expected to be approximately $40.7 million and will be apportioned between continuing and discontinued operations. Our expected effective tax rate in the first quarter, absent this event, is 24.6%.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We follow the recently promulgated Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) model to establish reserves for potential future tax liabilities. Although we believe these estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates. See Note 16.3 for our statutory to effective tax rate reconciliation for the three years ended December 28, 2007.

Discontinued Operations and Related Taxes on Discontinued Operations

In fiscal 2005 we settled a foreign tax liability relating to our 2003 Wireless Networking product group sale, which made up the majority of our loss of $1.1 million ($0.9 million net of tax) from discontinued operations. In fiscal 2006 we reached a settlement relating to remaining patent rights litigation connected with this sale. After the settlement payment, the remaining accrual of $0.9 million ($0.5 million net of tax) was released and is classified and presented as discontinued operations. In fiscal 2007, the Company was presented with an additional tax claim by a foreign jurisdiction. The Company incurred research and defense costs for the claim of $0.3 million and ultimately settled the claim for $5.5 million net of a $3.5 million tax reserve, resulting in a net tax charge from discontinued operations of $2.0 million. Therefore discontinued operations were a net loss of $2.3 million for 2007.

Backlog

Our product sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to scheduled delivery for standard products and ninety days prior to scheduled delivery for semi-

custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times.

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

Our year end backlog for 2007 was $176.4 million; for 2006 it was $117.7 million; and 2005 it was $132.8 million. Although not always the case, we believe backlog can be an indicator of performance for approximately the next two quarters. See “Business Outlook.”

Business Outlook

As we announced via our Fourth Quarter 2007 Earnings press release (filed with our Current Report on Form 8-K, both on January 23, 2008), we anticipated revenues for the first quarter to be down between 3% to 6% sequentially due primarily to normal seasonality in our consumer and computing markets. Based on this outlook, we expected earnings per diluted share of approximately $0.29 to $0.30, excluding the effect on our consolidated statement of operations of approximately $41 million from the reversal of a tax reserve relating to the expiration of the statute of limitations. See footnote 23.3 of the Notes to Consolidated Financial Statements for further details regarding the tax reserve reversal.

Impact of Inflation and Changing Prices

The semiconductor industry has, for several decades, experienced a phenomenon of continual decline in sales prices per unit. We experience this phenomenon and it brings unique challenges to managing our business. In order to increase revenues, we must increase units of product made and shipped at a much higher rate than that of the attendant revenue gain. This leads to capacity and production management issues and requires a large investment in research and development to regularly introduce new products that enable us to maintain our average unit selling prices. At the same time we are faced with many fixed costs in our business that increase at the same rate of general inflation in the economy and must be managed carefully and aggressively in order to maintain operating margins. These characteristics of revenue pressure from selling price, the need to invest heavily in research and development and inflation-prone fixed costs means that earning a reasonable return for our shareholders is challenging.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations at December 28, 2007 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$25.5	$7.5	$12.0	$5.2	$0.8
Open capital asset purchase commitments	4.1	4.1	—	—	—
Open raw material purchase commitments	21.2	21.2	—	—	—
Standby letters of credit	2.5	2.5	—	—	—

Total	$53.3	$35.3	$12.0	$5.2	$0.8

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include test, assembly and production equipment. Open raw material purchase commitments include purchase orders for $20.7 million for externally produced wafers. We utilize standby letters of credit primarily to provide security for various contracts or services such as workers compensation ($1.0 million), environmental items ($1.0 million) and to provide security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

We do not have any guarantees that would affect our liquidity, cash flow or financial position. We do not have any relationships with other parties that would have a material negative impact on our liquidity, cash flow or financial position.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our treasury share repurchase program, our dividend program, the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. At December 28, 2007, our total shareholders’ equity was $2.2 billion. At that date we also had $484 million in cash and short-term securities (see Notes 3.1 and 23.2), as well as $19 million in long-term investments. We have no debt outstanding and believe we would be able to access debt capital of varying amounts and terms if, as and when a desire or need therefore was identified and approved by our Board of Directors.

Our primary sources and uses of cash during the three fiscal years ended December 28, 2007 are presented in this summarized table:

	Fiscal Years Ended
	Dec 30, 2005	Dec 29, 2006	Dec 28, 2007
	(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$153	$236	$232
Exercise of stock options, warrants and purchases under the employee stock purchase plan	40	110	124

	$193	$346	$356

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(1)	$(3)	$(48)
Capital expenditures, net of sale proceeds	(18)	(29)	(18)

	$(19)	$(32)	$(66)

Returned to shareholders
Stock repurchases	$(128)	$(295)	$(435)
Dividends paid	(24)	(30)	(54)

	$(152)	$(325)	$(489)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(14)	$32	$363
Net increase (decrease) in cash and cash equivalents	$8	$21	$164

In each of the three fiscal years ended December 28, 2007, our primary sources of cash have generated amounts ranging from almost $200 million to over $300 million. Aggregately, over the three years presented above, our cash generation has been $895 million. We have returned more than that amount to shareholders via our stock repurchase programs and our dividend payments, which aggregate over the same three year period to $966 million.

Our basic aim is to constantly improve the cash flows from our existing business activities against a relatively fixed investment and to return the majority of that cash flow to stockholders. We also will continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, acquisitions that may further improve our base business with prospects of a proper return. Our acquisitions, if any, might be made for either cash or stock consideration or a combination of both. Volatility in the business environment we operate in may cause these amounts to vary from year to year.

Our cash, cash equivalents and investments noted above, when combined with the lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return much of our free cash flow to our stockholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $19.4 million, or 20%, to $117.4 million at December 28, 2007 from $98.0 million at December 29, 2006. This increase primarily reflects our increased sales in the fourth quarter of 2007 compared to the fourth quarter of 2006. This comparative quarter sales increase was 17%. Inventories increased by $5.3 million, or 6%, to $97.7 million at December 28, 2007 from $92.4 million at December 29, 2006. Our inventory levels continue to increase more slowly than our cost of sales activity reflecting improved inventory turns ratio. We believe our overall working capital investment can be managed to be relatively constant in relation to our volume of business activity measured by sales revenues and unit volumes for the foreseeable future.

Our standard trade receivable terms range from net 30 to net 60 days. From time to time, management has made exceptions to these standard terms for various business and competitive reasons and extended the terms up to 90 days.

Capital Expenditures

Capital expenditures were $24 million for fiscal 2007, $31 million for fiscal 2006 and $24 million for fiscal 2005. In 2007 our expenditures again focused on expanding available capacity at our supply chain partners for both our wafer and assembly/test requirements for continuing unit volume growth as we did in 2006. In 2005 our expenditures focused on similar test/packaging equipment and expenditures related to preparing for our 2006 campus consolidation in Florida.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

In 2007 we again enjoyed increased cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or “ESPP”). At more than $115 million for the fiscal year, cash collected from such exercises exceeded $92 million in 2006 and $40 million in 2005. The level of such cash inflow to us in future periods is subject to certain market forces we don’t control. Additionally, we have changed the mix of new share-based equity incentive grants to a larger proportion of restricted and deferred stock units from stock options. Restricted and deferred stock units do not yield proceeds from an exercise event as do stock options. Therefore we believe option proceeds should generally decline over the next several years.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and, announced in February 2008, a $0.12 per share dividend for the first quarter of fiscal 2008. Both programs represent our major effort to return a portion of our operating cash flow to our shareholders and we currently intend to continue both programs for the foreseeable future.

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

Allowance for collection losses on trade receivables, or “Receivables Allowance”

	December 29, 2006 ($ in millions)	December 28, 2007 ($ in millions)
Gross trade receivables	$104.0	$124.8
Receivables allowance	(0.4)	(0.6)
Other allowances	(5.6)	(6.8)

Net trade receivables	$98.0	$117.4

Our Receivables Allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not indicate the inability to pay but will have such an inability, we maintain an allowance based on a 48-month rolling average of write-offs, which at December 28, 2007 equaled 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible due to various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance.

Distributor, OEM and warranty allowances, or “Other Allowances”

Shown in the immediately foregoing table relating to receivables allowance as “Other allowances,” are our allowances for various eventual customer credits. This is a combination of distributor, original equipment manufacturer (“OEM”) and warranty allowances. Distributor allowances were $2.8 million and $2.2 million at December 28, 2007 and December 29, 2006, respectively. Revenue is recognized from sales to our customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements, which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are amounts within our trade receivable allowance section of the balance sheet that estimate the amount of price adjustments that will be encountered in the future on the inventory that is held by international distributors as of the balance sheet date. As the amount of inventory held by international distributors that will be adjusted in the future cannot be known with certainty as of the date hereof, we rely primarily on historical international distributor transactions to estimate adjustments. The international distributor allowances comprise two components that are reasonably estimable. The first component of international distributor allowances is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific allowances for our OEM customers, of which various types of returns are the largest component, totaled $3.1 million at December 28, 2007; warranty allowances, returns for which there are product performance claims, totaled $0.8 million at December 28, 2007.

Allowances for excess or obsolete inventory, or “Inventory Allowances”

We record our inventories at the lower of cost or market as described in the Notes to the financial statements. As the ultimate market value that we will recoup through sales on our inventory cannot be known with exact certainty as of the date of this filing, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although due to the commonality between our products, raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We provide an allowance for 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. Reviews are conducted of excess inventory on a monthly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete. We provide an allowance for approximately 40% to 45% of the standard cost of the excess inventory. We believe that this allowance represents the portion we will not be able to recover when we attempt to sell this inventory due to our new product (next generation) introductions and other technological advancements. For all items identified as excess or obsolete during the process described above, management reviews the individual facts and circumstances (i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization) specific to that inventory. Inventory Allowances totaled approximately $21.0 million on gross inventory of $118.7 million at December 28, 2007 and $22.7 million on gross inventory of $115.1 million at December 29, 2006.

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

Assessment of recoverability of goodwill

Pursuant to our adoption of SFAS 142 in 2001, we completed an initial impairment review of our goodwill and intangible assets deemed to have indefinite lives and found no impairment. According to our accounting policy, we also perform an annual review during the fourth quarter of each subsequent year, and have found no impairment in any period to date. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. At December 28, 2007 we had five reporting units for purposes of this analysis. The first step of the goodwill impairment test, the purpose of which is to identify potential impairment, compares the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, the purpose of which is to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. We have not recognized any impairment losses on goodwill since adopting SFAS 142.

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

The aforementioned temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe it is more likely than not that our deferred tax assets will be recovered from future taxable income. At December 28, 2007, our net deferred tax asset amounted to $77.0 million compared to $85.6 million at December 29, 2006. This decrease is primarily due to the utilization of net operating loss carryforwards (“NOL’s”) arising out of the Xicor acquisition and research credit carryforwards.

Fair value of stock-based compensation

Under SFAS 123R, the fair value of the grant (compensation cost) is calculated by us on the date of grant using a Lattice method. The compensation cost is then amortized straight-line over the shorter of vesting life or requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model. These are expected stock price volatility, the expected risk-free interest rate in the market, and expected forfeitures of options by employees due to their termination before vesting is fully earned, and annualized dividend yield. Volatility is one of the most significant determinants of fair value. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. Expected forfeitures must be estimated to reduce the gross calculation of fair value to an amount expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for each appropriate employee level. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. Thereafter, as vesting tiers within an option are more frequent until fully vested, forfeitures are no longer estimated but instead recorded as they actually occur.

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

Recent Accounting Pronouncements

Emerging Issues Task Force No. 06-11, “Accounting for Income Tax Benefits of Dividends on Shares-Based Payment Awards” (EITF 06-11)—Issued in June 2007, this EITF clarifies the accounting for a realized income tax benefit (Tax Benefit) from dividends that are charged to retained earnings and paid to employees for nonvested equity share units such as the Company’s Awards. The conclusion is that the Tax Benefits should be recognized as an increase in additional paid-in capital and that any such amount should also be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 shall be prospectively applied to the Tax Benefits from dividends on Awards that are declared in fiscal years beginning after September 15, 2007. The Company plans to adopt EITF 06-11 for its 2008 fiscal year. It is not anticipated that the effect of adoption will be material.

Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3)—Issued in April 2007, this EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services performed. EITF 07-3 shall be effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. For the Company, EITF 07-3 shall be adopted effective with its 2008 fiscal year. The Company does not anticipate that the effect of adoption will be material.

FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1)—Issued in May 2007, this FSP amends FIN 48, “Accounting for Uncertainty in Income Taxes” to provide guidance on how to determine whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits since certainty in certain tax matters can become evident in different ways and through different processes. A series of conditions to determine a state of “effective settlement” are presented in the FSP. For the Company, since it has not had material changes in its uncertain tax positions (UTP’s) since adoption of FIN 48 for fiscal 2007, the adoption requirement is to apply the provisions of FSP FI

N 48-1 from the date of initial adoption of FIN 48. Therefore, this FSP is effectively adopted by the Company currently. The Company did not record any adjustments to its UTP’s from this adoption and does not anticipate that the future effect of this FSP will be material.

FASB Statement No. 141(R), “Business Combinations” (SFAS 141R)—Issued in December 2007, SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations we enter into.

Subsequent Events

In January 2008, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Payment of the dividend will be made on February 22, 2008 to shareholders of record at the close of business on February 12, 2008.

The Company has filed two Current Reports on Form 8-K subsequent to its year ended December 28, 2007. The first, dated January 23, 2008, disclosed the operating results for the Company’s fourth fiscal quarter and full fiscal year of 2007 and disclosed a Board authorized increase in the dividend payment the Company makes on a quarterly basis from $0.10 per share to $0.12 per share with the payment to be made February 22, 2008. The second, dated February 13, 2008, disclosed the resignation of Mr. Richard M. Beyer as our CEO and as a director and the appointment by the Board of Directors of Mr. David B. Bell to the positions of President and CEO, effective February 13, 2008.

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

The Company’s cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. The Company’s investments are primarily held in money market funds and auction rate securities (ARS). Some of these investments are insured for credit risk. ARS’s are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our certain of our ARS’s, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. Late in fiscal 2007, we have recorded a $5.3 million temporary impairment in value against approximately $103 million of our ARS’s at December 28, 2007. Additionally, the temporary impairment grew to $12 million at the end of our first month of fiscal 2008. See Notes 2.2.1, 3.1 and 23.2 to our consolidated financial statements for additional quantitative and qualitative details.

As a result of our portfolio shift toward short-term investments in recent quarters, our interest income should therefore be more volatile and vary with short-term rates more than if we had a larger commitment to long-term investments. Our long-term investments are subject to both interest rate risk and credit risk. Our long-term securities portfolio at December 28, 2007 was made up primarily of state and municipality issued securities with high credit ratings; therefore, we believe the credit risk is very low. With regard to interest rate risk on our long-term securities portfolio, we believe a 1-point increase in long-term rates (100 basis points) would result in an immaterial unrealized loss on our approximately $19 million portfolio at that date. Since our long-term investments are classified as held-to-maturity, such a theoretical unrealized loss would not be recorded unless the investment was sold.

At December 28, 2007, we had open foreign exchange contracts with a notional amount of approximately $20.8 million, which was to hedge forecasted foreign cash flow commitments up to six months. As our hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. There was no net gain or loss on foreign exchange contracts for 2007. During 2007, we purchased and sold $38.1 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was $0.3 million, at December 28, 2007. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	December 29, 2006	December 28, 2007
Loss on foreign exchange contracts	$0.0	$0.3
Purchases and sales of foreign exchange contracts	$43.6	$38.1
Notional amount of open contracts at year end	$15.5	$20.8
Fair value of open contracts at year end	$0.1	$0.3

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held at December 28, 2007 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. See also Note 20 in our consolidated financial statements elsewhere herein this Annual Report on Form 10-K.

A substantial majority of our revenues billed outside the U.S. are billed and collected in U.S. dollars. Therefore we do not believe we have material risk to revenues due to currency rate fluctuations between billing and collection of funds for those amounts billed in other currencies.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Independent Registered Certified Public Accountants’ Reports are filed as a part of this report.

INTERSIL CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

INTERSIL CORPORATION:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the two-year period ended December 28, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two year period ended December 28, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16.4 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 8 to the consolidated financial statements, effective December 31, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

February 22, 2007

Orlando, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERSIL CORPORATION

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows of Intersil Corporation for the year ended December 30, 2005. Our audit also included the financial statement schedule for the year ended December 30, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Intersil Corporation for the year ended December 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS

INTERSIL CORPORATION:

We have audited Intersil Corporation’s (Intersil) internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intersil maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 28, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

February 22, 2008

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29, 2006	December 28, 2007
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$158,938	$323,403
Short-term investments	465,096	160,427
Trade receivables, net of allowances ($6,018 at Dec. 29, 2006 and $7,375 at Dec. 28, 2007)	98,048	117,421
Inventories	92,413	97,665
Prepaid expenses and other current assets	16,589	10,026
Deferred income taxes	18,523	39,543

Total Current Assets	849,607	748,485

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($150,133 at Dec. 29, 2006 and $167,509 at Dec. 28, 2007)	101,121	109,633
Purchased intangibles, net of accumulated amortization ($29,128 at Dec. 29, 2006 and $39,850 at Dec. 28, 2007)	29,863	29,910
Goodwill	1,419,781	1,445,778
Long-term investments	78,585	19,108
Deferred income taxes	67,065	37,455
Other	13,105	14,618

Total Non-current Assets	1,709,520	1,656,502

Total Assets	$2,559,127	$2,404,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$24,229	$40,234
Accrued current and retirement compensation	33,433	39,504
Deferred net revenue	12,813	10,259
Other accrued items	19,159	12,676
Non-income taxes payable	3,170	3,498
Income taxes payable	44,810	19,267

Total Current Liabilities	137,614	125,438

Non-current Liabilities
Income taxes payable	—	40,670

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 135,920,520 and 126,990,547 shares issued and outstanding at Dec. 29, 2006 and Dec. 28, 2007, respectively	1,359	1,270
Additional paid-in capital	2,171,642	1,906,179
Retained earnings	247,217	333,528
Accumulated other comprehensive income (loss)	1,295	(2,098)

Total Shareholders’ Equity	2,421,513	2,238,879

Total Liabilities and Shareholders’ Equity	$2,559,127	$2,404,987

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
	(in thousands, except share and per share amounts)
Revenue	$600,255	$740,597	$756,966
Cost of revenue	265,560	315,734	325,372

Gross profit	334,695	424,863	431,594
Operating costs, expenses and other income
Research and development	118,255	126,458	134,374
Selling, general and administrative	106,476	137,105	131,914
Amortization of purchased intangibles	9,597	9,468	10,723
In-process research and development	—	—	2,660
Gain on long–lived assets	(618)	—	—
Restructurings	2,845	—	—
Other income	(2,000)	—	—

Operating income	100,140	151,832	151,923
Interest income, net	18,966	29,711	30,911
Gain (loss) on certain investments, net	—	(1,367)	870

Income from continuing operations before income taxes	119,106	180,176	183,704
Income tax expense from continuing operations	32,284	28,828	40,965

Income from continuing operations	86,822	151,348	142,739
Discontinued operations
Income (loss) from discontinued operations before income taxes	(1,071)	851	(288)
Income tax expense (benefit) from discontinued operations	(126)	322	1,975

Income (loss) from discontinued operations	(945)	529	(2,263)

Net income	$85,877	$151,877	$140,476

Basic earnings per share:
Income from continuing operations	$0.61	$1.08	$1.08
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)

Net income	$0.60	$1.09	$1.06

Diluted earnings per share:
Income from continuing operations	$0.60	$1.06	$1.07
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)

Net income	$0.59	$1.07	$1.05

Weighted average common shares outstanding (in millions):
Basic	142.2	139.9	132.5

Diluted	145.2	142.4	134.0

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
	($ in thousands and net of associated tax effects)
Net income	$85,877	$151,877	$140,476
Currency translation adjustments	(938)	1,086	501
Unrealized losses on available-for-sale investments, net of tax benefit of $1,388	—	—	(3,894)

Comprehensive income	$84,939	$152,963	$137,083

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
	($ in thousands)
OPERATING ACTIVITIES:
Net income from continuing operations	$86,822	$151,348	$142,739
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,437	31,880	31,172
Stock-based compensation	15,181	48,056	44,296
Tax benefit from stock options and awards exercised	12,156	33,140	20,728
Excess tax benefit received on exercise of stock-based awards	—	(9,802)	(7,840)
Provisions for inventory obsolescence	3,295	5,165	5,944
Write-off of in-process research and development	—	—	2,660
Restructuring and impairments, net	2,227	—	—
Loss on certain investments	—	1,892	—
(Gain) loss on sale of property and equipment	15	(493)	(2,091)
Deferred income taxes	12,400	7,732	3,380
Net income (loss) from discontinued operations	(945)	529	(2,263)
Changes in operating assets and liabilities:
Trade receivables	(21,872)	1,743	(18,707)
Inventories	6,550	(10,500)	(9,620)
Prepaid expenses and other current assets	1,646	(1,461)	3,250
Trade payables and accrued liabilities	1,996	(3,235)	4,043
Income taxes	243	(22,760)	15,148
Other, net	(1,116)	2,758	(451)

Net cash provided by operating activities	153,035	235,992	232,388
INVESTING ACTIVITIES:
Proceeds from sales of auction rate securities	1,000,636	657,810	759,985
Purchases of auction rate securities	(1,143,301)	(694,147)	(535,250)
Proceeds from sales or maturities of short-term investments	211,563	156,567	88,136
Purchases of short-term investments	(93,130)	(11,275)	—
Proceeds from sales or issuer calls of long-term investments	49,745	10,000	85,471
Purchases of long-term investments	(37,964)	(88,384)	(36,171)
Cash received (paid) for acquired businesses, net of acquired cash	408	—	(47,995)
Other cash flows resulting from divestitures	(1,503)	(2,716)	—
Proceeds from sales of property, plant and equipment	5,626	1,419	5,904
Purchases of property, plant and equipment	(24,007)	(31,087)	(24,109)

Net cash provided by (used in) investing activities	(31,927)	(1,813)	295,971
FINANCING ACTIVITIES:
Proceeds from exercise of stock-based awards	40,455	92,552	115,699
Excess tax benefit received on exercise of stock-based awards	—	9,802	7,840
Proceeds from exercise of warrants	—	7,827	—
Dividends paid	(24,202)	(29,439)	(53,440)
Repurchase of outstanding common shares	(127,750)	(294,995)	(434,990)

Net cash used in financing activities	(111,497)	(214,253)	(364,891)
Effect of exchange rates on cash and cash equivalents	(1,614)	1,315	997

Net increase in cash and cash equivalents	7,997	21,241	164,465
Cash and cash equivalents at the beginning of the period	129,700	137,697	158,938

Cash and cash equivalents at the end of the period	$137,697	$158,938	$323,403

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in thousands)
Balance at December 31, 2004	$1,518	$2,553,855	$63,103	$(22,900)	$1,494	$(157,667)	$2,439,403
Net income	—	—	85,877	—	—	—	85,877
Dividends paid, $0.17 per common share	—	—	(24,201)	—	—	—	(24,201)
Shares issued under share based award plans, plus related tax benefit	38	42,344	—	—	—	—	42,382
Issuance of deferred stock units	—	1,736	—	(1,736)	—	—	—
Amortization of unearned compensation	—	—	—	15,181	—	—	15,181
Foreign currency translation	—	—	—	—	(1,285)	—	(1,285)
Shares repurchased	—	—	—	—	—	(115,315)	(115,315)
Shares retired	(140)	(272,842)	—	—	—	272,982	—
Shares repurchased and retired	(5)	(12,430)	—	—	—	—	(12,435)

Balance at December 30, 2005	$1,411	$2,312,663	$124,779	$(9,455)	$209	$—	$2,429,607
Net income	—	—	151,877	—	—	—	151,877
Dividends paid, $0.21 per common share	—	—	(29,439)	—	—	—	(29,439)
Adoption of SFAS 123R	—	(9,455)	—	9,455	—	—	—
Stock based compensation expense	—	48,530	—	—	—	—	48,530
Shares issued under share based award plans, plus related tax benefit	59	104,683	—	—	—	—	104,742
Shares issued due to warrant exercises, net of taxes	5	10,101	—	—	—	—	10,106
Foreign currency translation	—	—	—	—	1,086	—	1,086
Shares repurchased and retired	(116)	(294,880)	—	—	—	—	(294,996)

Balance at December 29, 2006	$1,359	$2,171,642	$247,217	$—	$1,295	$—	$2,421,513
Net income	—	—	140,476	—	—	—	140,476
Dividends paid, $0.40 per common share	—	—	(53,372)	—	—	—	(53,372)
Dividends accrued to Award holders prior to vesting	—	—	(793)	—	—	—	(793)
Stock based compensation expense	—	44,305	—	—	—	—	44,305
Shares issued under share based award plans, plus related tax benefit	63	125,070	—	—	—	—	125,133
Foreign currency translation	—	—	—	—	501	—	501
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	(3,894)	—	(3,894)
Shares repurchased and retired	(152)	(434,838)	—	—	—	—	(434,990)

Balance at December 28, 2007	$1,270	$1,906,179	$333,528	$—	$(2,098)	$—	$2,238,879

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

High-end consumer products: optical storage, display and handheld products. High-end consumer products target high growth applications such as DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, cell phones and digital still cameras. High-end consumer products accounted for 29%, 27% and 27% of the Company’s sales in fiscal years 2007, 2006 and 2005, respectively.

Industrial products: operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. Industrial products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. Industrial products represented 23%, 25% and 26% of the Company’s sales in fiscal years 2007, 2006 and 2005, respectively.

Communications products: line drivers, broadband and hot plug power management products and high-speed converters targeted to applications in markets such as DSL (digital subscriber line), home gateway, satellite and VOIP (voice-over-internet protocol). Communications products accounted for 21%, 24% and 23% of the Company’s sales in fiscal years 2007, 2006 and 2005, respectively.

Computing products: desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 27%, 24% and 24% of the Company’s sales in fiscal years 2007, 2006 and 2005, respectively.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

2.1) Cash Equivalents—Cash equivalents in the consolidated balance sheets and statements of cash flow consist of liquid debt securities with insignificant interest rate risk and with original maturities of three months or less at the time of purchase. Investments with maturities over three months at the time of purchase are classified as short-term investments.

2.2) Short and Long-term Investments—The Company continually monitors its positions with, and the credit quality of, the governmental and financial institutions that are the issuers (Issuers) of its investments, and does not anticipate nonperformance by the Issuers. The Company enters into transactions only with Issuers that have a long-term debt rating of no less than AA by Standard & Poor’s or AA by Moody’s. For short-term debt (a maturity date less that 365 days), the Issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, the Company limits the amount of investment credit exposure with any one Issuer.

2.2.1) Available for Sale (“AFS”) Investments—Investments designated as AFS include marketable debt securities. Investments that are designated as AFS are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities are recorded in interest income, net. See Note 3.

The Company’s AFS debt investments consisted exclusively of auction rates securities at both December 29, 2006 and December 28, 2007. These investments are reflected in the “Short-term Investments” line item in the current section of the Consolidated Balance Sheets.

2.2.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt with maturities of greater than three months. Examples of such debt securities include commercial paper, corporate bonds, corporate notes and federal, state, county and municipal government bonds. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. Management deems its unrealized losses to be temporary as there are short periods until the related investments mature, the issuers are deemed highly creditworthy and the Company has ability and intent to hold the investments until maturity at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” and those beyond one year are contained in the balance sheet line item “Long-term investments.” See Note 3.

2.2.3) Trading Investments—Trading investments are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the “Other” line item in the non-current section of the Consolidated Balance Sheets. These investments consist exclusively of a marketable equity portfolio held to generate returns that seek to offset changes in liabilities related to certain deferred compensation arrangements. Gains or losses from changes in the fair value of these equity securities are recorded as compensation expense which is offset by losses or gains on the related liabilities recorded as non-operating earnings. There is no net impact on earnings. See Note 3.

2.2.4) Cost Method Investments—All investments that are not accounted for as HTM, AFS or “trading” are accounted for under the cost method. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. Furthermore, the Company holds less than 20% ownership of the cost method investments, cannot exercise significant influence over the investee and is not the primary beneficiary. These investments are reviewed at least quarterly for impairment indicators such as insolvency or competitive problems. Impairments are determined using several analytical techniques such as discounted cash flow analysis and management’s qualitative evaluations. Cost method investments are contained in the “Other” line item in the non-current section of the Condensed Consolidated Balance Sheets. See Note 3.4.

2.2.5) Financial Derivatives—The Company’s primary objective for holding derivative financial instruments is to manage currency risks. Because of this economic objective, the Company’s derivative instruments are recorded at fair value and are included in other current assets. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in cost of revenue. Premiums paid for option contracts that are not exercised are written off at the time of expiration. See Note 20.

2.3) Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. At December 28, 2007, the Company maintained an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% at December 29, 2006) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. Estimated losses from collection problems are provided for currently. Items that are deemed uncollectible are written off against the allowance for collection losses, the provision for which is made through sales. Credit limits, ongoing evaluation and trade receivable monitoring procedures are utilized to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

2.4) Inventories—Inventories are carried at the lower of standard cost, which approximates actual cost, determined by the First-In-First-Out (“FIFO”) method, or market. All inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Standard cost is used to relieve inventory and charge cost of revenues upon the related sale. Cost elements include purchased and manufactured materials, direct and indirect labor, plant overheads, contracted services such as test, assembly and packaging and shipping costs. Also included in inventory are immaterial amounts of allocated administrative costs. See Note 4.

2.5) Property, Plant and Equipment—Buildings, machinery and equipment are carried on the basis of cost, less impairment charges, if any. The Company expenses all repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity. Depreciation is computed by the straight-line method using the estimated useful life of the asset. The Company leases certain facilities under operating leases and records the total effective rental expense in the appropriate period on the straight-line method. See Note 5.

2.6) Revenue Recognition—Revenue is recognized from sales to all customers (except North American distributors and certain immaterial royalty arrangements) when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. When taking orders for products from our customers, they typically provide us with a customer request date (“CRD”) which indicates their preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD, and recognize revenue from the sale of such products at the time of shipment. It is the Company’s intent that such deliveries be made not more than ten days in advance of CRD. Shipments to domestic distributors are made under agreements which provide for certain pricing credits and limited product return privileges.

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

Deferred net revenue: North American distributor and certain royalties	December 29, 2006 ($ in millions)	December 28, 2007 ($ in millions)
Deferred revenues	$16.7	$13.6
Deferred cost of revenues	3.9	3.3

Deferred net revenue	$12.8	$10.3

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

Revenues are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Such amounts are classified in “Allowances to trade receivables” on the face of the accompanying balance sheets. Accommodation returns are those the Company is not contractually obligated to accept for credit. The Company believes it can make reasonable and reliable estimates of future returns and price protections, other than those aforementioned for the domestic distributors, because these sales reductions are relatively small and predictable.

For fiscal year 2007, gross revenues were approximately $797 million and various returns, allowances and deferrals as noted above were approximately $40 million. For fiscal year 2006, gross revenues were approximately $769 million and various returns, allowances and deferrals as noted above were approximately $29 million. For fiscal year 2005, gross revenues were approximately $622 million and various returns, allowances and deferrals as noted above were approximately $22 million.

2.7) Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

2.8) Loss Contingencies—Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigation, the Company’s practice is to include an estimate of legal costs to defend.

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

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability (“retiree benefit plan”). During 2003, the Company approved a change to the retiree benefit plan whereby benefits will be terminated by 2008. Intersil accrues the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $1.2 million, $0.0 million and $0.0 million during 2005, 2006 and 2007, respectively. The accrued liability related to the unfunded limited healthcare plan was $0.2 million and $0.0 million at December 29, 2006 and December 28, 2007, respectively.

Retirement benefits are provided under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $3.0 million and $3.5 million at December 29, 2006 and December 28, 2007 respectively.

Retirement plans expense from continuing operations was $5.2 million, $4.6 million and $4.9 million for 2005, 2006 and 2007, respectively, which is primarily the Company’s matching contributions to its employees’ 401(k) accounts.

2.10) Income Taxes—Intersil follows the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes,” and its subsequent modifications and interpretations, which include FIN 48, which was adopted in fiscal 2007. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. See Note 16 for disclosures and information regarding our income tax accounting and recorded balances.

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

2.12) Intangibles—In 2007 the Company conducted its annual impairment review and determined that no impairment of its intangibles is required in the year ended December 28, 2007.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit at the end of 2007. The Company has one operating segment (reportable segment) with five reporting units for 2007.

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

Pursuant to SFAS 142, performs an annual impairment review during the fourth quarter of each year (or more frequently if the Company believes indicators of impairment exist). For more information about Intangibles, see Note 7.

2.13) Other Comprehensive Income—The Company follows the provisions of Statement of Accounting Standards No. 130 “Reporting Comprehensive Income” (SFAS 130). Comprehensive income is the change in shareholders’ equity that is not the result of investments by or distributions to shareholders. The Company’s comprehensive income elements are as follows.

2.13.1) Currency translation adjustments—The Company’s international subsidiaries predominately use the appropriate local currency in their businesses. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity, Accumulated Other Comprehensive Income (Loss) (AOCI). Cumulative translation adjustments in AOCI were $0.2 million, $1.3 million and $1.8 million at December 30, 2005, December 29, 2006 and December 28, 2007, respectively, representing net gains of $1.1 million in the year ended December 29, 2006 and net gains of $0.5 million in the year ended December 28, 2007.

2.13.2) Unrealized losses on AFS investments—Unrealized losses from investment securities classified as AFS that are deemed to be temporary in nature are recognized by a charge to AOCI in accordance with SFAS 115. As more fully described in Notes 3.1 and 23.2, such a charge was recorded in 2007 relating to an unrealized loss on AFS securities known as auction rate securities. The charge to AOCI was $5.3 million before a related tax benefit of $(1.4) million classified as a current deferred tax asset.

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

2.17) Restructuring—Effective January 1, 2003, the Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. Also, in accordance with the provisions of SFAS 112, the Company records restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered. See Note 10.

2.18) Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense from continuing operations was $5.3 million, $7.0 million and $5.9 million for 2005, 2006 and 2007, respectively. There are no prepaid advertising costs in any period presented.

2.19) Stock-based Compensation—See Note 8.

NOTE 3—INVESTMENTS

The amortized cost of the Company’s AFS securities is $155.8 million at December 28, 2007 and all AFS securities are classified as short-term investments. The amortized cost of the Company’s HTM securities is $29.0 million at December 28, 2007 and HTM securities are classified as both short-term and long-term investments depending on the maturity date of each individual security.

3.1) Short-term investments—Consisted of the following at the dates set forth below:

Type of Security	Dec. 29, 2006	Dec. 28, 2007	2007 Maturity Range (in years)

	($ in millions)
Amortized cost:
Federal agency debt (HTM)	$62.0	$—
State & municipality issued debt (HTM)	17.6	9.9	< 1
Corporate issued debt (HTM)	5.0	—
Auction rate securities (AFS)	380.5	155.8	>13

Total amortized cost	$465.1	$165.7
Temporary impairment of certain auction rate securities, gross	—	(5.3)

Total carrying value	$465.1	$160.4

Fair value:
Short-term investments	$464.6	$160.5

The difference between the amortized cost and the fair values was an unrecognized loss of $0.5 million at December 29, 2006. Substantially all of the securities therein with an unrecognized loss had been in a loss position for more than one year at December 29, 2006 due to such securities having been held for more than one year and having been previously classified as long-term and HTM in prior years. The unrecognized loss at December 28, 2007 was $5.3 million before any calculated tax benefit on the temporary impairment of certain auction rate securities discussed more fully below.

The Company’s auction rate securities are classified as available for sale and are recorded at fair value. As of December 28, 2007, the Company held certain auction rate securities totaling $103.6 million of par value with an estimated fair value of $98.3 million. The Company recorded an unrealized loss on these securities of $5.3 million in other comprehensive income plus a related deferred tax benefit of $(1.4) million, for a presented net unrealized loss of $3.9 million. This unrealized loss reflected the decline in the estimated fair value of these securities in accordance with SFAS 115. The Company has concluded that no other-than-temporary impairment losses occurred in the year ended December 28, 2007 due to the following:

•	the decline in market value is due to general market conditions;

•	these investments are of high credit quality of which a significant portion of the investments are insured;

•	there have been no defaults by the issuers;

•	their AA and AAA credit ratings have not been reduced at December 28, 2007; and,

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs.

The Company will continue to monitor its auction rate securities and may be required to record an impairment charge through the income statement if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated based on prices provided by the broker-dealer along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions. See also Note 23.2.

3.2) Long-term investments—Consisted of the following at the dates set forth below:

	Dec. 29, 2006	Dec. 28, 2007	2007 Maturity Range (in years)
Type of Security	Amortized Cost
	($ in millions)
Federal agency debt (HTM)	$78.6	$2.0	2
State & municipality issued debt (HTM)	—	17.1	1 -2

Total	$78.6	$19.1

	Fair Market Value
	($ in millions)
Long-term investments	$78.4	$19.2

Of the unrealized loss of $0.2 million at December 29, 2006, none represents an unrealized loss that had then existed for more than one year.

3.3) Trading investments—Consisted of the following at the dates set forth below:

	Dec. 29, 2006	Dec. 28, 2007
Type of Security	Fair Value
	($ in millions)
Mutual fund holdings to offset deferred compensation liabilities	$10.1	$11.6

	Net Unrealized Gains
	($ in millions)
Trading investments	$0.2	$0.8

During the years ended December 29, 2006 and December 28, 2007, the Company recorded $0.5 million and $0.9 million, respectively, of compensation expense, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment income to the Company is recorded as a gain and classified in the line item “Gain (loss) on certain investments, net” in the Consolidated Statements of Operations.

3.4) Cost method investments—In 2004, the Company made investments in two cost method investees for a total cost and carrying value of $4.1 million at December 30, 2005. During 2006 both of these investments were liquidated resulting in a net pre-tax loss of $1.9 million, which is recorded and classified in the line item “Loss on certain investments, net” in the Consolidated Statements of Operations.

NOTE 4—INVENTORIES

Inventories are summarized below ($ in thousands):

	December 29, 2006	December 28, 2007
Finished products	$27,290	$29,383
Work in process	61,069	64,268
Raw materials and supplies	4,054	4,014

Total inventories	$92,413	$97,665

At December 29, 2006 and December 28, 2007, Intersil was committed to purchase $20.7 million and $21.2 million, respectively, of raw material inventory from suppliers.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below ($ in thousands):

	December 29, 2006	December 28, 2007
Land	$1,556	$1,790
Buildings and leasehold improvements	47,652	49,095
Machinery and equipment	202,046	226,257

Total property, plant and equipment	251,254	277,142
Accumulated depreciation and leasehold amortization	(150,133)	(167,509)

Total property, plant and equipment, net	$101,121	$109,633

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between 3 and 8 years. Depreciation and amortization expense was $24.9 million, $22.4 million and $20.5 million for fiscal years 2005, 2006 and 2007, respectively.

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

During the quarter ended March 30, 2007, the Company sold most of the land and all of the buildings thereon that had been reclassified to “Held for Sale” status. The Company’s net proceeds from the sale was $4.0 million and the Company recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs that will be incurred by the Company subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the Company’s remaining property on the site. The gain on the sale is classified in the line item “Selling, general and administrative” in the consolidated Statement of Operations for the year ended December 28, 2007.

The Company’s remaining balance in Held for Sale status, non-depreciable land with a carrying value of $0.2 million, was reclassified into Property, Plant and Equipment in the first quarter of 2007 because the Company no longer intends to dispose of that parcel.

NOTE 6—ACQUISITIONS

During the quarter ended September 28, 2007, the Company made two acquisitions for cash accounted for under the purchase method. On September 11, 2007, all of the outstanding capital stock of Planet ATE, Inc. (“Planet ATE”) was acquired for $45.9 million in cash (net of cash and cash equivalents acquired). See below for information about additional consideration to the stockholders of Planet ATE. Planet ATE is a U.S.-based, fabless semiconductor supplier to the automated semiconductor test equipment market which expands the Company’s product offering and served available markets. On September 7, 2007, the Company purchased an analog chip design center in Hyderabad, India (“Hyderabad Design”) from a U.S.-based company for $2.1 million in cash. Hyderabad Design complements the Company’s existing design operations in India and expands its engineering resources and skills to expand product development and accelerate growth opportunities. The results of operations of both acquirees, which are immaterial, are included in the Company’s consolidated statements of operations from the respective dates of the acquisitions.

The purchase prices of both acquisitions were the result of negotiations based upon parameters relating to revenues, growth and profitability in the case of Planet ATE, and the costs and time required to open and staff a new design operation in India. Both acquisitions resulted in recording both definite-lived, amortizable intangible assets and indefinite-lived intangible assets (including goodwill). The current allocation of the aggregate purchase price is summarized as follows:

Allocation of purchase price
(thousands)
Intangible assets:
Definite-lived: developed technologies	$5,520
Definite-lived: other	5,250
Indefinite-lived: goodwill	29,594
Tangible net assets, excluding cash and cash equivalents	4,971
In-process research and development	2,660

Total purchase price, net of cash and cash equivalents	$47,995

The definite-lived developed technology in the table above will be amortized over a five-year life. Other definite-lived intangible assets in the table above include backlog, customer relationships, intellectual property and an employment agreement with the former CEO of Planet ATE. These assets have amortization lives ranging from three months to five years with a weighted average of 4.2 years.

The appraisal of the acquired Planet ATE business identified $2.7 million of purchased in-process research and development (IPR&D) that has no alternative future use. Management is responsible for the valuations in the appraisal. The valuation of purchased IPR&D related to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. There is substantial risk associated with the completion of the IPR&D projects, and there is no assurance that any will meet either technological or commercial success. Therefore the IPR&D was written off at the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities. The results of operations of the acquirees are included in the Company’s results of operations from the date of the respective acquisitions.

The Planet ATE purchase agreement contains a provision for additional consideration to the former stockholders of that business. This additional consideration is a performance-based measurement that is a multiple of the net revenues of or attributed to Planet ATE during the period from October 1, 2007 to December 31, 2008 with a maximum additional payment of $12 million. Additionally, $4.6 million was deemed a holdback from the consideration at the initial closing representing an amount that may be used to cover costs that arise in connection with the representations and warranties made by Planet ATE in the stock purchase agreement. This holdback, or some portion thereof, may be payable at the first anniversary date of the acquisition based on such costs, if any. No amount for additional consideration was recorded at the time of the acquisition or subsequently through December 28, 2007. The amount of the additional consideration, when reasonably determinable, will be recorded as an increase in goodwill.

NOTE 7—INTANGIBLE ASSETS

7.1) Purchased intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of the Company’s purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of five years. Amortization expense on intangible assets from continuing operations was $9.6 million, $9.5 million and $10.7 million for 2005, 2006 and 2007, respectively. Expected amortization expense by year to the end of the current amortization schedule is the following: 2008—$11.3 million, 2009—$9.0 million, 2010—$5.3 million, 2011—$2.3 million and 2012—$1.2 million.

7.2) Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually. The following table summarizes changes in Intersil’s net goodwill balances ($ in thousands):

	Year Ended
	December 29, 2006	December 28, 2007
Goodwill balance at beginning of period	$1,423,630	$1,419,781
Purchase of Planet ATE	—	27,495
Purchase of Hyderabad Design	—	2,099
Goodwill adjustment resulting from purchase of Elantec Inc.	(611)	(2,320)
Goodwill adjustment resulting from purchase of Xicor	(3,238)	(1,277)

Goodwill balance at end of period	$1,419,781	$1,445,778

The decrease to the Elantec and Xicor-related goodwill in both years resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. See Note 6 relating to the acquisitions of Planet ATE and Hyderabad Design.

NOTE 8—STOCK-BASED COMPENSATION

8.1) Overview—Effective December 31, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards issued for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the entire award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period of the entire reward. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. Under this transition method, the portion of compensation cost for all share-based payments granted prior to adoption for vesting service provided since adoption was recorded in fiscal 2006. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. Consistent with the requirements of SFAS 123R, the Company’s contra-equity account entitled “Unearned Compensation” was closed to the Additional Paid-In Capital account (see the consolidated statements of stockholders’ equity).

8.2) Share-based Payment Arrangements—At December 28, 2007, the Company’s 1999 Equity Compensation Plan (1999 Plan) included several available forms of stock compensation of which only stock options (Options) and stock awards (Awards) have been granted to date. Awards issued by the Company consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, the Company has issued its Options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). Additionally, the Company has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at December 28, 2007	Shares Available for Issuance at December 28, 2007
	(shares in thousands)
1999 Plan	36,250	15,331	9,731
Acquired Plans	—	3,448	—
ESPP	2,333	—	376

	38,583	18,779	10,107

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

8.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms— The Company estimates the fair value of each Option as of the date of grant using a lattice model. The Company believes that a lattice model is a more accurate model than alternatives for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

Under SFAS 123R, the fair value of an Option grant (compensation cost) is calculated by us on the date of grant using a lattice model. This compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See the table below for a presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changed facts and circumstances surrounding the Company’s use of stock compensation.

For Options granted in fiscal 2006 and 2007, the Company estimated the fair value of each Option as of the date of grant using a lattice model with the following assumptions:

	Year Ended December 29, 2006		Year Ended December 28, 2007
	Service Conditions	Performance and Service Conditions	Service Conditions
Range of expected volatilities	32.5% –41.1%	34.4% – 34.5%	32.7% -37.1%
Weighted average volatility	34.4%	34.4%	33.2%
Range of dividend yields	0.69 –0.98%	0.73%	0.99 -1.57%
Weighted average dividend yield	0.74%	0.73%	1.42%
Range of risk-free interest rates	4.3 –5.1%	4.7%	3.1 -4.9%
Range of expected lives, in years	3.4 - 5.3	1.8 -2.2	3.3 -4.3

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

8.4) Information Regarding Options and Awards—Information about Options and Awards at December 28, 2007 and activity for Options and Awards for the three fiscal years then ended is presented below:

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)			(in thousands)	(in millions)	(in millions)
Outstanding at December 31, 2004	24,612	$19.37	7.0	262
Granted	4,805	18.74		101
Exercised	(3,383)	10.67		(28)
Canceled	(2,421)	23.82		(6)

Outstanding at December 30, 2005	23,613	$20.03	6.2	329
Granted	6,194	27.83		545
Exercised(1)	(5,626)	15.61		(37)
Canceled	(2,102)	23.02		(88)

Outstanding at December 29, 2006	22,079	$23.06	5.3	749
Granted	2,520	27.09		867
Exercised(1)	(5,923)	18.72		(145)
Canceled	(1,308)	23.13		(60)

Outstanding at December 28, 2007	17,368	$24.91	4.7	1,411	$81.6	$64.6

At December 28, 2007:
Exercisable/vested(1)	11,009	$24.42	4.2	98	$42.1	—
Unexercisable/unvested	6,359	$25.77	5.5	1,313	$39.5	$64.6
Number vested and expected to ultimately vest	17,286	$24.96	4.7	1,173	$75.0

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units at December 28, 2007 were 98,000 shares as shown in the Awards column as Exercisable/vested.

	Options	Awards	Aggregate
Weighted average fair value per share of awards granted in fiscal 2007	$7.53	$27.70	$12.69

At December 28, 2007, the unrecognized compensation cost of $64.6 million related to unvested share-based awards is expected to be recognized over a period of 3.9 actual years as follows: 2008—$31.5 million; 2009—$20.4 million; 2010—$10.4 million; 2011—$2.3 million. The weighted average recognition period for this compensation cost, a measure required to be disclosed in accordance with SFAS 123R, is 2.4 years.

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

Exercise Price Ranges	Options Outstanding	Options Outstanding —Weighted Average Remaining Contract Lives (Yrs.)	Options Outstanding —Weighted Average Exercise Price (per share)	Options Vested	Options Vested — Weighted Average Exercise Price (per share)
	(in thousands)			(in thousands)
$ 1.10-$15.00	1,221	2.8	$6.75	1,221	$6.75
$15.01-$20.00	3,297	4.6	$17.55	2,370	$17.47
$20.01-$25.00	2,661	4.9	$23.30	1,690	$23.45
$25.01-$30.00	7,509	5.2	$27.69	3,260	$27.56
$30.01-$79.01	2,680	3.5	$36.06	2,468	$36.35

	17,368		$24.91	11,009	$24.42

The Company’s ESPP has purchase settlement dates in the second and fourth quarters. The Company’s ESPP is not administered with a lookback option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period. In fiscal 2007, there were approximately 202,500 shares issued related to the ESPP.

In fiscal years 2007, 2006 and 2005, the aggregate intrinsic value of Option shares exercised was approximately $65.7 million, $68.2 million and $34.9 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options.

The cash received by the Company from the exercise of Options and sale of ESPP shares, excluding related tax benefits, was $116.0 million, $92.6 million and $40.5 million, in fiscal years 2007, 2006 and 2005, respectively; the related tax benefit realized by the Company from the tax deduction thereon was $17.2 million, $23.3 and $12.2 million, respectively in fiscal years 2007, 2006 and 2005, respectively.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested Options and Awards at December 28, 2007 and changes during the fiscal year then ended:

	Options Unvested	Options—Weighted Average Grant Date Fair Values	Awards Unvested	Awards—Weighted Average Grant Date Fair Values
	(in thousands)		(in thousands)
Unvested at December 29, 2006	8,520	$8.42	643	$24.78
Granted	2,520	$7.53	866	$27.70
Vested	(3,974)	$8.25	(136)	$24.63
Forfeited	(707)	$8.36	(60)	$26.34

Unvested at December 28, 2007	6,359	$8.18	1,313	$26.65

For fiscal 2006, the weighted average grant date fair values of Options and Awards was $8.68 and $26.03 per share, respectively; for all awards, the weighted average fair value was $10.08 per share. For fiscal 2005, the weighted average grant date fair values of Options and Awards was $7.15 and $17.19 per share, respectively; for all awards, the weighted average fair value was $7.36 per share. As described in the foregoing regarding the adoption of SFAS 123R in 2006, the appropriate portion of the fair values for Options was not recorded in the statement of operations for fiscal year 2005. The appropriate portion of the fair values of Awards was recorded in each of the prior year periods presented.

8.5) Acceleration of Vesting—On October 11, 2005, when the Company’s stock price closed at $20.19, the Company accelerated all Options with exercise prices of $22 per share and higher (that is, all were out-of-the-money) that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. The Company accelerated the vesting in order to enable the Company to forego recognizing the related compensation expense in its statements of operations upon the effective and adoption date of SFAS 123R. As a result of this action, Options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10.0 million, $7.2 million and $0.3 million would have been recorded by the Company in fiscal years 2006, 2007 and 2008, respectively, absent the acceleration.

8.6) Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations:

	Year ended Dec 30, 2005 (in thousands)	Year ended Dec 29, 2006 (in thousands)	Year ended Dec 28, 2007 (in thousands)
Cost of revenue	$1,074	$3,283	$4,134
Research and development	7,421	16,445	15,337
Selling, general and administrative	6,688	28,277	24,824

At December 28, 2007, the Company’s net inventory balance included approximately $1.2 million of capitalized stock compensation. Of the $44.3 million of pre-tax compensation expense in fiscal 2007, $31.8 million is from Options, $11.6 million is from Awards and $0.9 million is from the ESPP.

The following table shows the effect on reported net income and income per share for fiscal 2005 to reflect the impact had the Company been required to include the fair value of stock compensation as an expense (pro-forma):

Year Ended December 30, 2005
(in millions)
Net income, as reported	$85.9
Add: Stock-based employee compensation included in reported net income, net of tax	9.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(60.7)

Net income, pro forma	$34.6

Basic income per share:
As reported	$0.60

Pro forma	$0.24

Diluted income per share:
As reported	$0.59

Pro forma	$0.24

In the Company’s Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock compensation costs to be classified as financing cash flows (excess tax benefits). Previously, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. The $7.8 million and $9.8 million of excess tax benefits classified as a financing cash inflows for fiscal years 2007 and 2006, respectively, takes this presentation treatment into account.

8.7) Performance-based Grants—In 2006, the Company made its initial performance-based grants of share-based compensation. The grants made have the usual service conditions but also have performance conditions relating generally to the Company’s Revenue and Operating Income measured against internal goals or peer groups.

Awards: Performance-based grants in the form of deferred stock units were first made to certain officers and key managerial staff in 2006. These Awards (353,000 shares granted in fiscal 2006, of which 261,000 were outstanding at December 28, 2007, and 194,200 shares granted in fiscal 2007, of which 190,200 were outstanding at December 28, 2007) are subject to performance conditions relating to the Company’s performance relative to a peer group of companies with regard to revenue and operating income growth over a three-year period following the grant. When they vest in three years from actual grant they may range from an aggregate of zero to 807,300 shares available to the grantees for those grants outstanding at year-end; at December 28, 2007 the shares expected to vest, including current performance measurement estimates, was approximately 582,000. As a result of the performance condition requirement, these grants will be evaluated periodically for the estimated number of shares that might be issued thereunder when fully vested. The fair value measurement and its effect on income will be appropriately adjusted as a result of these periodic evaluations. The total fair value measurement with regard to the performance-based grants which are outstanding at year-end, which is to be recognized as compensation cost over the performance period, was $7.5 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

Options: Performance-based grants in the form of Options were made to a broad-based group of employees during the quarter ended March 31, 2006 and were subject to performance conditions relating to the Company’s internal revenue goal for 2006. These Options were structured such that the maximum number available to be earned and vest is 600,000 shares. The fair value of these grants was calculated based on 600,000 shares with the parameters stated in Note 8.3 above but with a 50% assumed forfeiture rate, meaning that the initial estimate of shares to be earned and vest was 300,000. As a result of the performance condition, these grants were evaluated each quarter for the likely number of shares that might be issued thereunder when fully vested. During each of the second and third quarters of 2006, this quarterly evaluation resulted in an adjustment to the assumed forfeiture rate on the grant and the appropriate adjustments were made during those quarters. A final adjustment was made relating to the final measurement of the Options remaining at December 29, 2006, 528,500, and the actual forfeiture rate was 75%. This final measure of forfeiture resulted in 132,125 shares actually vesting and the remainder were cancelled. The initial fair value measure with regard to these performance-based grants to be recognized as compensation cost over the performance period was $1.6 million; the final fair value measure that recognized in the vesting period, which spans fiscal years 2006 and 2007, was $0.7 million. There were no performance-based Option grants made in fiscal 2007.

NOTE 9—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Numerator:
Net income	$85,877	$151,877	$140,476

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	142,208	139,895	132,508
Effect of dilutive securities:
Stock options and awards	2,932	2,467	1,500
Warrants	79	53	—

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	145,219	142,415	134,008

Basic income per share	$0.60	$1.09	$1.06

Diluted income per share	$0.59	$1.07	$1.05

The weighted average diluted common shares outstanding for fiscal 2007, 2006, and 2005 excludes the dilutive effect of approximately 5.8 million, 8.6 million and 10.9 million options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal year.

NOTE 10—RESTRUCTURING

In March 2005, the Company announced a restructuring plan to streamline its operations and reduce costs. The restructuring plan included the termination of employment of approximately 100 employees, including manufacturing, research and development, and selling, general and administrative functions. The Company recorded a restructuring charge within continuing operations of $2.8 million during the quarter ended April 1, 2005. At December 31, 2005, all of the affected positions had been terminated and the severance payments were concluded. Restructuring expense in shown in the line item “Restructurings” in the Consolidated Statements of Operations.

NOTE 11—GAIN ON LONG-LIVED ASSETS

In 2004, the Company announced that it would move all internal volume of a certain wafer process to an outside provider. Due to this change in manufacturing usage, the Company recorded an impairment of approximately $27 million ($17 million net of tax) on certain production equipment and other assets. The impairment was calculated as the excess of the assets’ carrying value over its fair value as determined by the market prices of these types of assets. In 2005 the Company reversed $0.6 million of the impairment on this equipment as the actual selling price of certain assets exceeded the impaired value. All of the assets involved have been sold.

All impairments described above relate to continuing operations and are contained within the caption “Gain on long-lived assets” on the face of the Consolidated Statements of Operations.

NOTE 12—OTHER INCOME

During 2004, Hurricanes Frances and Jeanne damaged the Company’s Palm Bay, Florida facilities. The Company began repairs to the facilities during September 2004 and the majority of the work was completed by the end of 2004. The Company recorded $2.7 million in losses in fiscal year 2004 related to the reconstruction costs incurred and those contracted for in order to fully restore the facilities to their original usefulness. During fiscal year 2005, the Company received a $2 million insurance claim payment relating to damages caused by the aforementioned hurricanes. This gain is contained in the “Other income” line item for fiscal year 2005.

NOTE 13—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $7.1 million, $6.6 million and $6.9 million for fiscal years 2005, 2006 and 2007, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $25.5 million at December 28, 2007.

The following table sets forth the Company’s future contractual obligations and off balance sheet arrangements, which are generally non-cancellable, at December 28, 2007 ($ in millions):

	2008	2009	2010	2011	2012	Thereafter
Future minimum lease commitments	$7.5	$6.6	$5.4	$3.4	$1.8	$0.8
Open capital asset purchase commitments	4.1	—	—	—	—	—
Open raw material purchase commitments	21.2	—	—	—	—	—
Standby letters of credit	2.5	—	—	—	—	—

	$35.3	$6.6	$5.4	$3.4	$1.8	$0.8

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open raw material purchase commitments are comprised of purchase orders for foundry wafers, silicon wafers, as well as other miscellaneous items. The Company utilizes standby letters of credit primarily for security for workers compensation, environmental items, and as security for our vendors.

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

In 2004, in connection with the acquisition of Xicor, Intersil reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for certain Xicor warrants outstanding. There was no material warrant exercise activity during the balance of 2004 and the entirety of 2005. During 2006, all of the remaining warrants were exercised prior to expiration.

During 2005, the Company retired its treasury stock and adopted the policy of immediately retiring shares of its Class A common stock that it repurchases under plans approved by the Company’s Board of Directors (see Note 15).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented:

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
	(shares in thousands)
Beginning Balance	151,849	141,051	135,921
Shares issued under stock plans	3,657	5,877	6,255
Treasury shares retired	(12,972)	—	—
Repurchase/retirement of shares	(1,483)	(11,555)	(15,186)
Exercised warrants	—	548	—

Ending Balance	141,051	135,921	126,990

14.2) Dividends—The Company has paid a quarterly dividend since September 2003. In February 2008, the Board declared a dividend of $0.12 per share for the first quarter of 2008, an indicated annual rate of $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook. Dividends paid were $24.2 million ($0.17 per share), $29.4 million ($0.21 per share) and $53.4 million ($0.40 per share) in fiscal 2005, 2006 and 2007, respectively.

NOTE 15—SHARE REPURCHASES; TREASURY SHARES

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

The following table presents a summary of the stock repurchase programs that have been authorized by the Board of Directors since this strategy has been adopted:

Plan Approval	Plan Term	Approved Amount	Repurchased Amount
Prior to fiscal year 2005	—	$300 million	$300 million
November 2005	1 year	$150 million	$150 million
May 2006	1 year	$150 million	$150 million
December 2006	1 year	$400 million	$400 million
October 2007	1 year	$400 million	$67 million by December 28, 2007

Total: $1,067 million by December 28, 2007

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

See Note 14.1 for details on the number of shares repurchased by the Company under repurchase programs.

NOTE 16—INCOME TAXES

16.1) Income tax expense (benefit)—The provision (benefit) for income taxes from continuing operations is summarized below ($ in thousands):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Current taxes:
Federal	$12,794	$24,258	$35,582
State	4,346	2,412	2,977
Foreign	4,902	7,979	10,913

	22,042	34,649	49,472
Deferred taxes:
Federal	11,032	(6,743)	(9,386)
State	(790)	922	879

	10,242	(5,821)	(8,507)

Income tax expense from continuing operations	$32,284	$28,828	$40,965

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the Company realized tax benefits of approximately $12.2 million, $33.1 million and $20.7 million during fiscal 2005, 2006 and 2007, respectively.

The provision (benefit) for income taxes is included in the Company’s Consolidated Statements of Operations as follows ($ in thousands):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Income tax expense from continuing operations	$32,284	$28,828	$40,965
Income tax expense (benefit) from discontinued operations	(126)	322	1,975

Total income tax expense	$32,158	$29,150	$42,940

16.2) Deferred income taxes—The components of deferred income tax assets and liabilities are as follows ($ in thousands):

	December 29, 2006		December 28, 2007
	Current	Non- Current	Current	Non- Current
Inventory	$8,692	$—	$7,935	$—
Fixed assets	—	—	—	1,747
Accrued expenses	9,765	—	8,162	—
Stock-based compensation	—	15,542	—	21,310
Net operating loss carryforward	—	20,122	8,402	3,318
Capitalized research and development	—	18,031	—	14,565
Tax credits	—	17,367	13,618	1,200
All other, net	66	4,025	1,426	4,626

Deferred tax assets	18,523	75,087	39,543	46,766
Deferred tax liabilities: Fixed assets	—	(2,785)	—	—
Deferred tax liabilities: Intangibles	—	(5,237)	—	(9,311)

Net deferred tax assets	$18,523	$67,065	$39,543	$37,455

None of our deferred income tax assets or liabilities related to discontinued operations.

16.3) Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to the Company’s effective income tax rate from continuing operations follows:

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.7	1.2	1.4
International income	(11.6)	(12.9)	(15.5)
International stock-based compensation	—	2.1	3.1
Benefit related to export sales for tax purposes	(1.3)	(0.8)	—
Research credits	(4.9)	(3.0)	(3.7)
In-process research and development	—	—	0.5
Sale of cost method investment	—	(2.5)	—
Subpart F—interest & stock gains	2.7	(1.8)	2.8
Tax-exempt interest	(1.1)	(1.2)	(0.8)
Repatriation dividend	5.5	—	—
Other items	1.1	0.1	(0.5)

Effective income tax rate	27.1%	16.2%	22.3%

16.4) Uncertain tax positions and unrecognized tax benefits

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

Upon adoption and the conclusion of the initial evaluation of the Company’s uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded. Consistent with past practice, the Company classifies accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” When the interest and penalty portions of such UTP’s are adjusted, it is classified as “Income Tax Expense.” All of the UTP’s at December 31, 2007 would affect our effective tax rate should they be recognized. During fiscal 2007, the Company recognized $0.9 million of potential interest and penalties on its UTP’s in its consolidated statement of operations. The Company is subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns.

The table below summarizes the Company’s activity, since adoption of FIN 48, in its UTB’s resulting from its UTP’s:

Unrecognized tax benefits
($ in millions)
Balance at December 29, 2006 (includes $5.0 million of interest and penalties)	$60.5
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	—
Increases related to current year tax positions	1.6
Decreases related to current year tax positions	—
Settlements of tax claims	(5.5)
Decreases related to lapses of statutes of limitations	—

Balance at December 28, 2007 (includes $5.9 million of interest and penalties)	$56.6

In the first quarter of 2008, the Company expects to reverse the non-current portion of income taxes payable at December 28, 2007 to income taxes in the consolidated statement of operations as a benefit due to the expiration of the statute of limitations on the tax years 2002 and 2003. This item is a substantial portion of our UTB balance at December 28, 2007. The benefit to income taxes and earnings is expected to be approximately $40.7 million and will be apportioned between continuing and discontinued operations. See Note 23.3.

Other matters in the Company’s remaining approximately $16 million of UTB’s are UTP’s relating primarily to international income tax matters. These international income tax matters may also significantly change within the next 12 months for the same reasons. Management cannot estimate a range of reasonably possible changes in these UTP’s at this time.

In the major jurisdictions in which the Company operates, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2004 forward are currently under taxing authority examination or remain subject to audit.

16.5) Other income tax information

Pretax income of international subsidiaries was $53.0 million, $89.0 million and $109.6 million during fiscal 2005, 2006 and 2007, respectively.

Income taxes paid were $9.0 million, $12.7 million and $9.0 million during fiscal 2005, 2006 and 2007, respectively.

The Company has completed an analysis of projected future taxable income and determined that all deferred tax assets, including net operating loss carryforwards (NOLs) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, no valuation allowances have been provided on any deferred tax assets at December 28, 2007 and December 29, 2006. The Company has gross NOLs of approximately $33 million from acquisitions that expire in years 2008 through 2024. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382.

The Company expects to ultimately make use of deductions for all of its purchased intangibles on its income tax returns.

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

NOTE 17—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

17.1) Geographic Information—Intersil operates exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sale of semiconductor products. All intercompany revenues and balances have been eliminated.

A summary of the operations by geographic area is summarized below (in millions):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
United States Operations
Net revenues	$133.7	$159.3	$129.3
Tangible long-lived assets	86.9	70.5	77.0
International Operations
Net revenues	466.5	581.3	627.7
Tangible long-lived assets	9.7	30.6	32.6

17.2) Concentrations of Operational Risk—Intersil markets its products for sale to customers, including distributors, primarily in Asia and the United States. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Sales by country for continuing operations
China (includes Hong Kong)	33%	36%	41%
United States	22	22	17
South Korea	<10	11	13
Taiwan	10	<10	<10

In addition to those in the table above, customers in each of Japan, Germany, Singapore, and Italy accounted for at least 1% of the Company’s sales in fiscal 2007. Three distributor customers and two OEM customers, each accounting for at least 5% of the Company’s sales, totaled 43% of sales in fiscal 2007. Two of these distributors accounted for 11% each of sales during fiscal 2007 and 21% of aggregate net accounts receivable at December 28, 2007.

We rely significantly on external vendors for approximately 74% of our wafer supply as measured in units. Additionally, we rely significantly on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are primarily located in Asia, where a significant volume of our final product sales are made.

NOTE 18—DISCONTINUED OPERATIONS

18.1) The Company sold its Wireless product group in fiscal 2003 (the “Transaction”) and certain operations were thereafter presented as discontinued operations in our consolidated financial statements. In each subsequent fiscal year 2004 to 2006, inclusive, certain matters relating to the Transaction have occurred and have been classified and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows.

18.2) 2005 Transaction activity—In fiscal 2005, the Company incurred an additional loss of $1.1 million ($1.0 million net of tax) from discontinued operations primarily due to the finalization of foreign taxes from the transaction.

18.3) 2006 Transaction activity—In fiscal 2006, the Company settled the remaining litigation relating to the Transaction and, after payment of the settlement and related costs, reclassified the remaining accrual for legal costs that had been established in fiscal 2003 to discontinued operations as income of $0.8 million ($0.5 million net of tax).

18.4) 2007 Transaction activity—In fiscal 2007, the Company was presented with an additional tax claim on the transaction by a foreign jurisdiction. The Company incurred research and defense costs for the claim of $0.3 million and ultimately settled the claim for $5.5 million. This resulted in a net charge to discontinued operations tax expense of $2.0 million, net of a previously established reserve for this claim of $3.5 million which was reversed. Therefore discontinued operations were a net loss of $2.3 million for 2007.

18.5) Transaction accounting—In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its Wireless Networking product group in the results from continuing operations for any period presented. In the Company’s fiscal 2003 consolidated financial statements, which are not presented herein, the results of operations for this product group were reflected in discontinued operations through the date of the sale. At December 29, 2006 and December 28, 2007, no assets or liabilities relating to the Transaction remain recorded in the consolidated financial statements of the Company.

The income (loss) from discontinued operations is presented below ($ in millions):

	Year Ended
	December 30, 2005	December 29, 2006	December 28, 2007
Revenues	$—	$—	$—
Operating costs	—	—	—

Operating income	—	—	—
Loss from settlement of Transaction foreign tax liability	(1.1)	—	—
Gain from settlement of final Transaction litigation	—	0.8	—
Loss from expenses incurred for tax claim	—	—	(0.3)

Income (loss) before taxes	(1.1)	0.8	(0.3)
Income tax provision (benefit)	(0.1)	0.3	2.0

Net income (loss) from discontinued operations	$(1.0)	$0.5	$(2.3)

NOTE 19—GUARANTEES AND INDEMNIFICATIONS

In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions related to recognizing a liability at inception of a guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives.

19.1) Warranty—Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. If actual product failure rates or material usage costs differ from estimates, revisions to the estimated warranty liability would be required. The Company warrants that its products will be free from defects in material workmanship and possess the electrical characteristics to which the Company has committed. The warranty period is for one year following shipment. The Company estimates its warranty allowances based on historical warranty experience. It tracks returns by type and specifically identifies those returns that were based on product failures and similar occurrences.

Information regarding the changes in Intersil’s product warranty allowance activity was the following for fiscal years 2006 and 2007 ($ in thousands):

Balance, December 30, 2005	$1,024
Accruals for warranties issued during the period	2,639
Settlements made (in cash or in kind) during the period	(1,913)

Balance, December 29, 2006	$1,750
Accruals for warranties issued during the period	1,061
Settlements made (in cash or in kind) during the period	(2,012)

Balance, December 28, 2007	$799

19.2) Indemnifications—The Company sold its facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris has indemnified Intersil against any associated environmental liabilities. Harris’ indemnification of us and our indemnification of Fairchild have no expiration date, nor do they have a maximum amount.

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

NOTE 20—FINANCIAL INSTRUMENTS AND DERIVATIVES

Letters of Credit: The Company issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. The Company had outstanding letters of credit totaling $3.1 million and $2.5 million at December 29, 2006 and December 28, 2007, respectively. Certain short-term investments with a total carrying value of $3.0 million are pledged to secure such letters of credit.

Derivatives: Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net losses on foreign exchange contracts were $0.3 million, $-0- million and $0.3 million for fiscal years 2005, 2006 and 2007, respectively. Realized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $66.4 million, $43.6 million and $38.1 million during fiscal years 2005, 2006 and 2007, respectively. Open foreign exchange contracts had fair values of $15.5 million and $20.8 million at December 29, 2006 and December 28, 2007, respectively. Management believes its cash flow hedges have been economically effective.

Total open foreign exchange contracts at December 29, 2006 and December 28, 2007 are described in the tables below (all are options to sell foreign currencies):

	Yen		Euros		Range of Maturities
Open Foreign Currency Contracts at:	Foreign Currency	U.S. $	Foreign Currency	U.S. $
	(millions)	(millions)	(millions)	(millions)	(in months)
December 29, 2006	450	3.9	9.2	11.6	1 –5
December 28, 2007	450	3.9	12.0	16.8	1 –6

NOTE 21—LITIGATION MATTERS

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

If the Company believes a loss is less than likely but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss. Although the Company considers the risk of loss from the legal proceedings discussed below to be less than likely but more than remote, it is unable to estimate the amount of possible losses resulting from these proceedings based on currently available information. The Company believes that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting the Company from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of the Company’s operations for the period in which the ruling occurs, or in future periods. Because the Company believes the defense of these matters to be probable, the Company will, from time to time, record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. At December 28, 2007, there were no such accruals recorded.

We and certain of our former directors as well as our lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a number of other related securities suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses.

A tentative settlement was reached between the plaintiffs and all defendant stock issuers, with ongoing negotiations as to the specific terms of the settlement agreement. Under that agreement, we would not have been required to pay any damages, expenses or litigation costs to the plaintiffs. However, on December 5, 2006, the Second Circuit Court of Appeals reversed the class certification of six “focus” cases that are part of the ±300 consolidated class action suits. On July 2, 2007, the District Court formally terminated the motion to approve the proposed settlement because the Second Circuit Court of Appeals reversed the class certification in six focus cases. The District Court then issued an order on August 30, 2007 declining to apply the decision of the Second Circuit to cases other than the focus cases, including the action against the Company, and further held that the statute of limitations in such cases continued to be tolled. On August 14, 2007, the Plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the six focus cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the six focus cases. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations. It is unknown how this ruling will affect the outcome of the case.

NOTE 22—RECENT ACCOUNTING PRONOUNCEMENTS

22.1) Emerging Issues Task Force No. 06-11, “Accounting for Income Tax Benefits of Dividends on Shares-Based Payment Awards” (EITF 06-11)—Issued in June 2007, this EITF clarifies the accounting for a realized income tax benefit (Tax Benefit) from dividends that are charged to retained earnings and paid to employees for nonvested equity share units such as the Company’s Awards. The conclusion is that the Tax Benefits should be recognized as an increase in additional paid-in capital and that any such amount should also be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 shall be prospectively applied to the Tax Benefits from dividends on Awards that are declared in fiscal years beginning after September 15, 2007. The Company plans to adopt EITF 06-11 for its 2008 fiscal year. It is not anticipated that the effect of adoption will be material.

22.2) Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3)—Issued in April 2007, this EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services performed. EITF 07-3 shall be effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. For the Company, EITF 07-3 shall be adopted effective with its 2008 fiscal year. The Company does not anticipate that the effect of adoption will be material.

22.3) FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1)—Issued in May 2007, this FSP amends FIN 48, “Accounting for Uncertainty in Income Taxes” to provide guidance on how to determine whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits since certainty in certain tax matters can become evident in different ways and through different processes. A series of conditions to determine a state of “effective settlement” are presented in the FSP. For the Company, since it has not had material changes in its UTP’s since adoption of FIN 48 for fiscal 2007, the adoption requirement is to apply the provisions of FSP FIN 48-1 from the date of initial adoption of FIN 48. Therefore, this FSP is effectively adopted by the Company currently. The Company did not record any adjustments to its UTP’s from this adoption and does not anticipate that the future effect of this FSP will be material.

22.4) FASB Statement No. 141(R), “Business Combinations” (SFAS 141R)—Issued in December 2007, SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations we enter into.

NOTE 23—SUBSEQUENT EVENTS

23.1) Dividend declaration—In January 2008, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Payment of the dividend was made on February 22, 2008 to shareholders of record at the close of business on February 12, 2008.

23.2) Unrealized loss on auction rate securities—As of January 25, 2008, the end of the Company’s first month of fiscal 2008, the value reported to the Company by the broker-dealer for the ARS described in Note 3.1 reported to the Company the calculated market value of $91.0 million. Additionally, two of the issues were downgraded from AAA to AA. The majority of the Company’s investments in ARS’s were still rated AAA at January 25, 2008. The Company will continue to evaluate the fair value of these securities as provided under SFAS 115 on a quarterly basis. If the Company concludes that the temporary impairment recorded for any individual issues is other-than-temporary, it will be required to record a write-down of those investments at that time with a charge to the consolidated statements of operations.

23.3) Tax reserve reversal—In the first quarter of 2008, the Company expects to reverse the non-current portion of income taxes payable at December 28, 2007 to income taxes in the consolidated statement of operations as a benefit due to the expiration of the statute of limitations on the tax years 2002 and 2003. That benefit to income taxes and earnings is expected to be approximately $40.7 million and will be apportioned between continuing and discontinued operations. See Note 16.4.

NOTE 24—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	Mar 31, 2006	Jun 30, 2006	Sep 29, 2006	Dec 29, 2006	Mar 30, 2007	Jun 29, 2007	Sep 28, 2007	Dec 28, 2007
	(In millions, except per share data)
Net revenue	$178.9	$187.6	$192.9	$181.2	$167.7	$178.3	$198.3	$212.7
Gross profit	101.9	107.4	111.0	104.6	96.2	102.0	111.8	121.6
Net income	$32.4	$43.0	$37.7	$38.8	$33.1	$31.2	$35.9	$40.3

Income per share (basic):	$0.23	$0.30	$0.27	$0.29	$0.24	$0.23	$0.27	$0.32

Income per share (diluted):	$0.22	$0.30	$0.27	$0.28	$0.24	$0.23	$0.27	$0.31

—End of Consolidated Financial Statements—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit, Finance and by other personnel. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Management assessed our internal control over financial reporting as of December 28, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Members of the Board of Directors

The following individuals served on our Board of Directors as of December 28, 2007:

Richard M. Beyer. Mr. Beyer served as the Chief Executive Officer and a Director of the Company until his resignation from both positions on February 13, 2008. Following the acquisition of Elantec Semiconductor, Inc. on May 14, 2002 and until January 25, 2006, Mr. Beyer was the President, Chief Executive Officer and Director of the Company. From January 26, 2006 until October 26, 2006, Mr. Beyer was Chief Executive Officer and Director of the Company. On October 26, 2006, Mr. Beyer once again assumed the President’s position until April 2, 2007, at which time it was assumed by Mr. Bell. From July 2000 to May 2002, Mr. Beyer was President, Chief Executive Officer and Director of Elantec Semiconductor. Mr. Beyer has served on the Board of Directors of Credence Systems Corp. since late 2003, and on the Board of Directors of Xceive Corporation since August 2006. He also currently serves on the Board of Directors of the Semiconductor Industry Association. Age: 59; and

David B. Bell; Robert W. Conn; James V. Diller; Gary E. Gist; Mercedes Johnson; Gregory Lang; Jan Peeters; Robert N. Pokelwaldt; and, James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of the Company as of December 28, 2007 were as follows:

Richard M. Beyer, David B. Bell, David A. Zinsner, Thomas C. Tokos, and Peter Oaklander. The information required to be reported with respect to the executive officers and key employees listed in this paragraph, with the exception of Richard M. Beyer who is described above, pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Committees for Audit, Nominations and Compensation will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Corporate Governance: Committees of the Board—Compensation Committee,” and “Corporate Governance: Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

The information required under this item will appear under the captions “Director Compensation Table,” “Executive Compensation” and the related discussion and disclosure thereto (see below), in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Executive Compensation and the related discussion and disclosure shall include the following:

•	Summary Compensation Table

•	Grants of Plan-Based Awards

•	Outstanding Equity Awards at Fiscal Year End

•	Nonqualified Deferred Compensation

•	Estimated Current Value of Termination Benefits—Change in Control if Named Executive Officers were Terminated on December 28, 2007

•	Estimated Current Value of Termination Benefits—Death or Disability if Named Executive Officers were Terminated on December 28, 2007

•	Estimated Current Value of Termination Benefits—Without Cause or Involuntary if Named Executive Officers were Terminated on December 28, 2007

•	Retirement Plans

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Corporate Governance: Director Compensation and Related Party Transactions” and “Employment Agreements” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent, Registered Certified Public Accountants (Item 2 on Proxy Card),” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(a)	2. Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

($ In Thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction From Allowances	Balance at End of Period
Allowance for Uncollectible Accounts
2007	$409	$3,148	$11	$2,921	$647
2006	$882	$937	$—	$1,410	$409
2005	$609	$929	$371	$1,027	$882

Inventory Allowances
2007	$22,727	$7,808	$463	$9,986	$21,012
2006	$23,776	$12,031	$447	$13,527	$22,727
2005	$21,163	$7,564	$711	$5,662	$23,776

Sales Returns and Allowances
2007	$5,608	$21,610	$—	$20,491	$6,727
2006	$5,067	$29,797	$—	$29,256	$5,608
2005	$8,769	$25,204	$—	$28,906	$5,067

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

(a)	3. Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit B to the definitive proxy statement on Form DEF 14A, March 25, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, 2006)

11	Computation of Per Share Earnings (included in Note 9 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, 2007).

Exhibit No.	Description

14	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21	Subsidiaries of Intersil Corporation.*

23.1	Consent of KPMG LLP, Independent Registered Certified Public Accountants.*

23.2	Consent of Ernst & Young LLP, Independent Registered Certified Public Accountants.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION
By:	/s/ DAVID B. BELL
David B. Bell Chief Executive Officer February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ DAVID B. BELL David B. Bell	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2008

By:	/s/ DAVID A. ZINSNER David A. Zinsner	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 22, 2008

By:	/s/ GARY E. GIST Gary E. Gist	Chairman of the Board of Directors	February 22, 2008

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	February 22, 2008

By:	/s/ JAMES V. DILLER James V. Diller	Director	February 22, 2008

By:	/s/ MERCEDES JOHNSON Mercedes Johnson	Director	February 22, 2008

By:	/s/ GREGORY LANG Gregory Lang	Director	February 22, 2008

By:	/s/ JAN PEETERS Jan Peeters	Director	February 22, 2008

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	February 22, 2008

By:	/s/ JAMES A. URRY James A. Urry	Director	February 22, 2008