Form 10-Q
period 2008-03-28
INTERSIL CORP/DE
filed 2008-05-02
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 25, 2008:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	123,774,601

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 28, 2008	March 30, 2007
	(Unaudited) (in thousands, except share data)
Revenue	$203,702	$167,716
Cost of revenue	94,080	71,521

Gross profit	109,622	96,195

Operating costs and expenses
Research and development	35,136	30,772
Selling, general and administrative	27,518	30,018
Amortization of purchased intangibles	2,952	2,367
Restructuring	3,615	—

Operating income	40,401	33,038
(Loss) gain on certain investments	(7,342)	168
Interest income, net	4,835	7,853

Income from continuing operations before income taxes	37,894	41,059
Income tax (benefit) expense from continuing operations	(9,820)	8,006

Income from continuing operations	$47,714	$33,053
Discontinued operations:
Loss from discontinued operations before income taxes	—	—
Income tax benefit from discontinued operations	19,422	—

Income from discontinued operations	$19,422	$—

Net income	$67,136	$33,053

Basic earnings per share:
Income from continuing operations	$0.38	$0.24
Income from discontinued operations	0.15	—

Net income	$0.53	$0.24

Diluted earnings per share:
Income from continuing operations	$0.38	$0.24
Income from discontinued operations	0.15	—

Net income	$0.53	$0.24

Weighted average common shares outstanding (in millions):
Basic	125.9	135.1

Diluted	126.9	136.7

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 28, 2008	December 28, 2007
	(Unaudited) (in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$307,873	$323,403
Short-term investments	8,488	160,427
Trade receivables, less allowances ($7,623 as of March 28, 2008 and $7,375 as of December 28, 2007)	113,062	117,421
Inventories	91,198	97,665
Prepaid expenses and other current assets	9,016	10,026
Deferred income taxes	32,747	39,543

Total current assets	562,384	748,485
Non-current assets
Property, plant & equipment, less accumulated depreciation ($167,939 as of March 28, 2008 and $167,509 as of December 28, 2007)	116,801	109,633
Purchased intangibles, net of accumulated amortization ($42,803 as of March 28, 2008 and $39,850 as of December 28, 2007)	26,958	29,910
Goodwill	1,445,733	1,445,778
Long-term investments	131,962	19,108
Deferred income taxes	44,234	37,455
Other	13,980	14,618

Total non-current assets	1,779,668	1,656,502

Total assets	$2,342,052	$2,404,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$35,058	$40,234
Accrued compensation	37,882	39,504
Deferred net revenue	10,697	10,259
Other accrued liabilities	21,975	16,174
Income taxes payable	18,164	19,267

Total current liabilities	123,776	125,438

Non-current liabilities
Income taxes payable	—	40,670

Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 123,889,004 and 126,990,547 shares issued as of March 28, 2008 and December 28, 2007, respectively	1,239	1,270
Additional paid-in capital	1,835,996	1,906,179
Retained earnings	385,409	333,528
Accumulated other comprehensive loss	(4,368)	(2,098)

Total shareholders’ equity	2,218,276	2,238,879

Total liabilities and shareholders’ equity	$2,342,052	$2,404,987

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 28, 2008	March 30, 2007
	(Unaudited) (in thousands)
Operating activities:
Net income	$67,136	$33,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,563	7,478
Provision for excess inventory obsolescence	4,994	1,025
Stock-based compensation	5,314	9,752
Tax-benefit from stock options and awards exercised	876	4,453
Excess tax benefits received on exercise of stock-based awards	(153)	(1,755)
Gain on sale of equipment	(3)	(633)
Loss on certain investments	6,390	—
Deferred income taxes	91	3,519
Changes in operating assets and liabilities:
Trade receivables	4,359	(3,161)
Inventories	1,436	(1,874)
Prepaid expenses and other current assets	1,011	(115)
Trade payables and accrued liabilities	747	(6,174)
Income taxes	(41,773)	(1,160)
Other, net	165	(181)

Net cash provided by operating activities	59,153	44,227
Investing activities:
Proceeds from sales of auction rate securities	29,275	123,310
Purchases of auction rate securities	(2,500)	(100,215)
Proceeds from sales or maturity of short-term investments	1,455	60,633
Proceeds from issuer calls of long-term investments	—	5,000
Purchases of long-term investments	—	(19,040)
Purchase of Planet ATE, net of cash received	(9)	—
Proceeds from sale of property, plant and equipment	—	4,391
Purchase of property, plant and equipment	(14,078)	(4,198)

Net cash provided by investing activities	14,143	69,881
Financing activities:
Proceeds from exercise of stock-based awards	4,442	21,053
Excess tax benefits received on exercise of stock-based awards	153	1,755
Dividends paid	(15,260)	(13,572)
Repurchase of outstanding common shares	(80,000)	(99,997)

Net cash used in financing activities	(90,665)	(90,761)
Effect of exchange rates on cash and cash equivalents	1,839	190

Net (decrease) increase in cash and cash equivalents	(15,530)	23,537
Cash and cash equivalents at the beginning of the period	323,403	158,938

Cash and cash equivalents at the end of the period	$307,873	$182,475

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

The accompanying interim consolidated financial statements of Intersil Corporation (“Intersil” or the “Company”) have been prepared by the Company, without audit, and such preparation requires the use of management estimates. In the opinion of management, all adjustments necessary to fairly present the financial position, results of operations and cash flows for all periods presented, have been made. All such adjustments were of a normal recurring nature. The consolidated balance sheet as of December 28, 2007, has been derived from the Company’s audited consolidated financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

The results of operations for the quarter ended March 28, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The Company utilizes a 52/53 week fiscal year. 2008 will be a 53 week fiscal year, ending on January 2, 2009. References to past or future quarterly or annual periods in these financial statements are to those respective fiscal periods which vary from exact calendar quarters or years.

The Company is a global designer and manufacturer of high-performance analog integrated circuits. Its products address applications within four primary end-markets: high-end consumer, industrial, communications and computing.

1.1) Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current year presentation.

1.2) Seasonality

Sales in the high-end consumer and computing markets have historically been seasonal and generally experience weaker demand in the first and second fiscal quarters of each year and stronger demand in the third and fourth quarters.

Note 2— Comprehensive Income

Comprehensive income consists of currency translation adjustments and unrealized losses on available-for-sale investments, net of the tax benefit. The components of consolidated comprehensive income were as follows:

	Quarter Ended
	March 28, 2008	March 30, 2007
	(Unaudited) (in thousands and net of associated tax effects)
Net income	$67,136	$33,053
Currency translation adjustments	958	23
Unrealized loss on available-for-sale investments, net of tax benefit ($830 as of March 28, 2008 and $0 as of March 30, 2007)	(3,579)	—

Comprehensive income	$64,515	$33,076

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Quarter Ended
	March 28, 2008	March 30, 2007
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$67,136	$33,053

Denominator:
Denominator for basic earnings per share-weighted average common shares	125,936	135,148
Effect of dilutive securities:
Stock options and awards	975	1,581

Denominator for diluted earnings per share-adjusted weighted average common shares	126,911	136,729

Basic earnings per share
Continuing operations	$0.38	$0.24
Discontinued operations	0.15	—

Net income per share	$0.53	$0.24

Diluted earnings per share
Continuing operations	$0.38	$0.24
Discontinued operations	0.15	—

Net income per share	$0.53	$0.24

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

4.2) Share-based Payment Arrangements—As of March 28, 2008, the Company’s 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation of which only stock options (Options) and both deferred and restricted stock units (Awards) have been granted to date. Additionally, the Company has issued its Options in exchange for outstanding stock options under various plans of acquired companies. The Company also has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

4.3) Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each Option (compensation cost) as of the date of grant using a lattice model. The Company believes that a lattice model is a more accurate model for valuing employee Options as it uses historical exercise patterns to predict the expected life of Options and uses input assumptions to better predict future volatility of the underlying stock price. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. The fair value of Awards at the date of grant is the fair market value of the Company’s common stock at that date. The fair value of the shares issued under the ESPP is the amount of the discount the employee obtains at the date of the purchase transaction since it does not employ a look-back option provision.

For stock options granted in the quarters ended March 28, 2008 and March 30, 2007, the Company estimated the fair value of each Option as of the date of grant using the Lattice model with the following assumptions:

Quarter Ended
	March 28, 2008	March 30, 2007
Range of expected volatilities	37.3% - 38.5%	33.5% - 34.7%
Weighted average volatility	37.4%	33.9%
Range of dividend yields	1.69 - 2.10%	0.99 - 1.53%
Weighted average dividend yield	1.75%	1.14%
Range of risk-free interest rates	2.1 - 3.0	4.5 - 4.9%
Range of expected lives, in years	4.1 - 4.3	4.3 - 5.1

Most Options granted under the Company’s 1999 Plan vest ratably over four years and generally have seven year contract lives. For Awards, the expected life for amortization of the grant date fair value, which is the stock price at the date of grant, is the vesting term: generally three years for deferred stock units and four years for restricted stock units.

4.4) Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the quarter ended March 28, 2008 is presented below:

	Options			Awards	Aggregate Information
	Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares (in thousands)	Aggregate Intrinsic Value (in millions)	Aggregate Unrecognized Compensation Cost (in millions)
Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted	141	23.54	6.8	46
Exercised (1)	(288)	15.62	3.0	(5)
Canceled	(124)	26.71	4.9	(11)

Outstanding as of March 28, 2008	17,097	$25.05	3.6	1,441	$95.0	$54.9

Exercisable/vested as of March 28, 2008 (1)	11,326	$24.57	2.9	19	$49.1	—
Unexercisable/unvested as of March 28, 2008	5,771	$25.99	5.1	1,421	$45.9	$54.9
Number vested and expected (as of March 28, 2008) to ultimately vest	16,783	$25.00	3.6	1,327	$57.6

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended March 28, 2008		$6.33		$23.28	$10.49

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event. In the case of deferred stock units that have an available elective deferral that is invoked timely, those shares are vested but still outstanding as Awards. Total unissued shares related to deferred stock units at March 28, 2008 was 18,500 shares as shown in the Awards column as exercisable/vested.

The table above does not include shares under our ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. Our ESPP is not administered with a look-back option provision and, as a result, there is not a population of outstanding purchase rights during the employee contribution period.

For the quarters ended March 28, 2008 and March 30, 2007, the aggregate intrinsic value of Option shares exercised was approximately $2.4 million and $14.3 million, respectively, measured at the date of exercise of each instrument. The Company issues new shares of common stock upon the exercise of Options. We do not use the shares purchased in the stock repurchase program for issuance of shares under our share-based payment arrangements.

Cash received from the exercise of Options and the related tax benefit realized from the tax deduction was $4.4 and $0.9 million, respectively, in the quarter ended March 28, 2008 and $21.1 and $4.5 million, respectively, in the quarter ended March 30, 2007.

For the quarter ended March 30, 2007, the weighted average grant date fair values of Options and Awards was $7.67 and $22.72 per share, respectively; aggregately, the weighted average fair value was $8.62 per share.

4.5) Financial Statement Effects and Presentation—The following table shows total pre-tax, stock-based compensation expense for the quarters ended March 28, 2008 and March 30, 2007 included in the Company’s consolidated statement of operations:

	Quarter Ended
	March 28, 2008	March 30, 2007
Cost of revenue	$936	$961
Research and development	3,463	3,433
Selling, general and administrative	915	5,358

At March 28, 2008 and March 30, 2007, the Company’s net inventory balance includes $1.0 and $1.2 million, respectively, of capitalized stock compensation. Of the $5.3 million of pre-tax compensation expense in the quarter ended March 28, 2008, $4.7 million is from Options, $0.4 million is from Awards and $0.2 million is from the ESPP.

SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the deferred tax asset recorded for stock based compensation costs to be classified as financing cash flows (excess tax benefits) in the Company’s consolidated statements of cash flows. In the quarters ended March 28, 2008 and March 30, 2007, excess tax benefits so classified were $0.2 million and $1.8 million, respectively.

4.6) Performance-based Grants— In 2006, the Company made its initial performance-based grants of stock-based compensation. Such grants consist of performance-based deferred stock units (PDSU’s) that contain the usual service conditions but also have performance conditions relating generally to the Company’s revenue and operating income measured against internal goals or peer groups.

As of March 28, 2008, the Company had 321,200 PDSU’s outstanding. These are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s, assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 562,300 shares. As of March 28, 2008, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 448,200.

Note 5—Investments

5.1) Available for Sale (“AFS”) Investments—Investments designated as AFS, which include marketable debt securities, are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains or losses on the sale or exchange of securities and declines in value judged to be other-than-temporary are recorded in gains (losses) on certain investments. AFS securities are presumed to be impaired if the fair value is significantly less than cost basis for two consecutive quarters, absent evidence to the contrary.

5.2) Held-to-Maturity (“HTM”) Investments—Investments designated as HTM include marketable debt securities with maturities of greater than three months. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), these securities are classified as HTM securities as the Company has the positive intent and ability to hold until maturity. Securities in the HTM classification are carried at amortized cost. Accordingly, unrealized gains and losses are not reported in the financial statements until realized or until a decline is deemed to be other-than-temporary. HTM investments with maturities of one year or less are contained in the balance sheet line item “Short-term investments” within the current assets section of the consolidated balance sheets, and those beyond one year are contained in the balance sheet line item “Long-term investments” within the non-current assets section of the consolidated balance sheets.

5.3) Short-term Investments—The Company’s portfolios of short-term investments consisted of the following as of the dates set forth below:

	March 28, 2008	December 28, 2007	2008 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
State & municipality issued debt (HTM)	$8.5	$9.9	< 1
Auction rate securities (AFS)	—	155.8

Total amortized cost	$8.5	$165.7
Temporary impairment of certain auction rate securities	—	(5.3)

Total	$8.5	$160.4

The fair market value of short-term investments as of March 28, 2008 was approximately $8.6 million, resulting in an unrecognized gain of $0.1 million. The fair market value of short-term investments held as of December 28, 2007 totaled approximately $160.5 million, resulting in an unrealized loss of $5.2 million. During the quarter ended March 28, 2008, the Company reclassified its auction rate securities as long-term.

5.4) Long-term Investments—The Company’s portfolio of long-term investments included the following as of the dates set forth below:

	March 28, 2008	December 28, 2007	2008 Maturity Range (in years)
Type of Security	Amortized Cost ($ in millions)
Federal agency debt (HTM)	$2.0	$2.0	1-2
State and municipality issued debt (HTM)	17.1	17.1	1-2
Auction rate securities (AFS)	122.6	—	>13

Total amortized cost	141.7	19.1
Temporary impairment of certain auction rate securities, gross	(9.7)	$—

Total	$132.0	$19.1

The Company’s auction rate securities (ARS) are classified as available for sale and are recorded at fair value. As of March 28, 2008, the Company held certain auction rate securities totaling $129.0 million of par value with an estimated fair value of $112.9 million. During the quarter ended March 28, 2008, $11.9 million were determined to have incurred losses that were other than temporary as these investments experienced substantial declines in value continuously for two consecutive quarters. For this reason, a $6.4 million impairment charge was recorded on these securities and was included in loss (gain) on certain investments on the accompanying financial statements. The amortized cost of these securities, stated above, is accordingly reduced by the recognized loss of $6.4 million.

On the remaining $117.1 million in ARS securities, the Company recorded an unrealized loss of $9.7 million in other comprehensive income, plus a related deferred tax benefit of $2.2 million, for a net unrealized loss of $7.5 million. This unrealized loss reflected the decline in the estimated fair value of these securities in accordance with SFAS 115. The Company has concluded this decline is not other-than-temporary for the following reasons:

•	the decline in market value is due to general market conditions;

•	these investments are of high credit quality, of which a significant portion of the investments are insured;

•	there have been no defaults by the issuers;

•	the issuers AA and AAA credit ratings have not been reduced as of March 28, 2008; and,

•	the Company has the intent and ability to hold these investments until the anticipated recovery in market value occurs.

Management reclassified ARS securities to long-term from short-term in the quarter ended March 28, 2008 due to the sustained illiquidity of the auction rate securities.

The Company will continue to monitor its auction rate securities and may be required to record additional impairment charges through the consolidated statement of operations if additional declines in value are determined to be other-than-temporary as discussed above. The fair value of these securities has been estimated based on prices provided by third parties along with estimates made by management based on its expectation of the assumptions market participants would use in pricing the asset in a current transaction, which could change significantly based on market conditions.

The fair market value of long-term investments held to maturity as of March 28, 2008 and December 28, 2007 was approximately $19.2 million, resulting in an unrealized gain of $0.1 million as of each date.

5.5) Trading Investments—Trading investments are stated at fair value, with unrealized gains or losses resulting from changes in fair value recognized currently in earnings. The Company elects to classify as “trading” assets a portion of its marketable equity securities, which are contained in the line item “Other” in the non-current assets section of the consolidated balance sheets. These investments consist exclusively of a portfolio of marketable mutual funds which represents liabilities related to certain deferred compensation arrangements. The Company classifies these mutual fund assets as non-current assets since it has no plan or intent of liquidating or otherwise using these securities in its business operations. During the quarter ended March 28, 2008, the Company recorded $0.9 million reduction of compensation expense, classified as selling, general and administrative, representing the total return of the mutual fund holdings classified as trading investments. The offsetting investment loss to the Company is recorded and classified in the line item “(Loss) gain on certain investments” in the consolidated statements of operations. The Company’s portfolios of trading investments relating to these liabilities for deferred compensation arrangements had fair market values of $11.0 million and $11.6 million as of March 28, 2008 and December 28, 2007, respectively.

Note 6—Fair Value Measurements

The Company adopted FASB Statement No. 157, “Fair Value Measures” (SFAS 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2 on December 29, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FSP FAS 157-2 delays the effective date for SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.)

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Quoted prices in active markets which are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Items recorded or measured at fair value in the accompanying financial statements as of March 28, 2008 are as follows:

		Fair Value at March 28, 2008 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$11.0	$11.0	—	—

Available for sale securities	$112.9	—	$112.9	—

Held to maturity securities	$27.8	—	$27.8	—

	$151.7	$11.0	$140.7	—

As of March 28, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs.

Note 7—Property, Plant & Equipment

During the quarter ended March 30, 2007, the Company sold substantially all of the buildings that had been previously classified as “Held for Sale.” The Company’s net proceeds from the sale was $4.0 million and the Company recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs that will be incurred by the Company subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the Company’s remaining property on the site. The gain on the sale was classified in the line item “Selling, general and administrative” in the consolidated statement of operations for the quarter ended March 30, 2007.

Note 8—Inventories

Inventories are summarized below (in millions):

	March 28, 2008	December 28, 2007
Finished products	$27.7	$29.4
Work in progress	59.8	64.3
Raw materials and supplies	3.7	4.0

Total inventories	$91.2	$97.7

Management believes the cost of this inventory approximates current market value.

Note 9—Intangible Assets

Purchased intangibles are definite lived intangible assets and are amortized over their estimated useful lives, which range from 3 months to 11 years. Amortization of definite lived intangible assets is shown separately on the face of the consolidated statements of operations.

Goodwill is an indefinite lived intangible asset. The following table summarizes changes in Intersil’s indefinite-lived goodwill balance since December 28, 2007:

Goodwill balance as of December 28, 2007	$1,445.8
Goodwill adjustment resulting from the purchase of Elantec and Xicor	(0.1)

Goodwill balance as of March 28, 2008	$1,445.7

The adjustments to goodwill resulted from tax benefits received due to the exercise of vested stock options issued as part of the respective acquisitions.

Note 10—Restructuring Costs

During the quarter ended March 28, 2008, the Company initiated a restructuring plan to reorganize certain Company operations, consolidate its internal manufacturing facilities and reduce its workforce. The reorganization and consolidation are expected to be completed within the next six quarters. Most of the workforce reductions are expected to take place upon completion of the plan. During the first quarter of 2008, the Company recorded costs of $3.6 million for employee severance and other facility consolidation costs, included in operating costs and expenses on the accompanying Statements of Operations. An additional $5.0 million in consolidation costs are expected to be incurred over the next six quarters. Included in Other accrued liabilities on the accompanying Consolidated Balance Sheets is approximately $3.2 million related to the restructuring.

Note 11—Shareholders’ Equity

11.1) Dividends—In January 2008, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Payment of the dividend was made on February 22, 2008 to shareholders of record as of the close of business on February 12, 2008. The total amount paid was $15.3 million. In April 2008, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Payment will be made on May 16, 2008 to shareholders of record as of the close of business on May 6, 2008.

11.2) Class A Common Stock—The table below summarizes the share activity for the Company’s Class A common stock since December 28, 2007 (in thousands of shares):

For the quarter ended March 28, 2008
Balance as of December 28, 2007	126,991
Shares issued under stock plans	291
Repurchase and retirement of shares	(3,393)

Balance as of March 28, 2008	123,889

Note 12—Legal Matters and Indemnifications

12.1) Legal Matters— The Company is currently party to various claims and legal proceedings. If the Company determines that a loss from these matters is probable and the amount of the loss can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, the Company will reassess any potential liability related to these matters and, if necessary, will revise its estimates. If the Company determines a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose its estimate of the possible loss.

12.2) Indemnifications— The Company generally provides customers with a limited indemnification against intellectual property infringement claims related to the Company’s products. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

Note 13—Segment Information

The Company reports its results in one reportable segment. The Company designs, develops, manufactures and markets high performance integrated circuits. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note 14—Income Taxes and Discontinued Operations

14.1) Income Taxes—During the quarter, the Company reversed the non-current portion of income taxes payable related to uncertain tax positions (UTP) as of December 28, 2007 to income taxes in the consolidated statement of operations as a benefit due to the expiration of the statute of limitations on the tax years 2002 and 2003. This item was a substantial portion of the unrecognized tax benefit (UTB) balance of $56.6 million as of December 28, 2007. The benefit to income taxes was approximately $39.4 million, of which $20.0 million was related to continuing operations and $19.4 million related to discontinued operations.

Unrecognized tax benefits
($ in millions)
Balance at December 28 2007 (includes $5.9 million of interest and penalties)	$56.6
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	—
Increases related to current year tax positions	1.5
Decreases related to current year tax positions	—
Settlements of tax claims	—
Decreases related to lapses of statutes of limitations	(40.7)

Balance at March 28, 2008 (includes $4.7 million of interest and penalties)	$17.4

The Company’s remaining significant UTB’s primarily include other international income tax matters. These international income tax matters may also significantly change within the next 12 months, for these same reasons. Management cannot estimate a range of reasonably possible changes in these latter UTB’s at this time.

In the major jurisdictions in which the Company operates, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2004 forward are currently under taxing authority examination or remain subject to audit.

14.2) Discontinued Operations—During the quarter ended March 28, 2008, the Company recorded and classified as discontinued operations a $19.4 million tax benefit due to the expiration of the statute of limitations on the tax years 2002 and 2003 and relating to the Company’s fiscal 2003 sale of its Wireless Networking Group.

Note 15— Recent Accounting Pronouncements

15.1) Emerging Issues Task Force No. 06-11, “Accounting for Income Tax Benefits of Dividends on Shares-Based Payment Awards” (EITF 06-11)—Issued in June 2007, this EITF clarifies the accounting for a realized income tax benefit (Tax Benefit) from dividends that are charged to retained earnings and paid to employees for nonvested equity share units such as the Company’s Awards. The conclusion is that the Tax Benefits should be recognized as an increase in additional paid-in capital and that any such amount should also be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 shall be prospectively applied to the Tax Benefits from dividends on Awards that are declared in fiscal years beginning after September 15, 2007. The Company adopted EITF 06-11 for its 2008 fiscal year. The effect of adoption is not material to the Company’s operations.

15.2) Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3)—Issued in April 2007, this EITF clarifies the accounting for the costs of advance payments for goods or services that are non-refundable and to be used in future research and development activities (Advance Payments). The conclusion is that the Advance Payments should be deferred and capitalized to be subsequently recognized as an expense as the goods are delivered or the services performed. EITF 07-3 shall be effective for fiscal years beginning after December 15, 2007 and should be adopted as a change in accounting principle through a cumulative effect adjustment to retained earnings. For the Company, EITF 07-3 shall be adopted effective with its 2008 fiscal year. The Company does not anticipate that the effect of adoption will be material.

15.3) FASB Staff Position (FSB) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1)—Issued in May 2007, FSP FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes” to provide guidance on how to determine whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits since certainty in certain tax matters can become evident in different ways and through different processes. A series of conditions to determine a state of “effective settlement” are presented in the FSP. For the Company, since it has not had material changes in its uncertain tax positions since adoption of FIN 48 for fiscal 2007, the adoption requirement is to apply the provisions of FSP FIN 48-1 from the date of initial adoption of FIN 48. Therefore, FSB FIN 48.1 is effectively adopted by the Company currently. The Company did not record any adjustments to its uncertain tax positions from this adoption and does not anticipate that the future effect will be material.

15.4) FASB Statement No. 141(R), “Business Combinations” (SFAS 141R)—Issued in December 2007, SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141R is not permitted. The Company is currently evaluating the impact SFAS 141R will have on any future business combinations we enter into.

15.5) FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” —In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

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

Forward Looking Statements

This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; the successful integration of acquisitions; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products and services in their business, such as the timing of the subsequent entry of our customers’ products containing our components into production, the size and timing of orders from customers, and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market high-performance analog integrated circuits (ICs). We believe our product portfolio addresses some of the fastest growing applications within four end markets: high-end consumer, industrial, computing and communications.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended March 28, 2008. Please refer to the disclosures regarding other critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

Results of Operations

The following table sets forth statement of operations data in dollars and as a percentage of revenue for the periods indicated:

	Quarter Ended		Quarter Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	($ in thousands)
Revenue	$203,702	$167,716	100.0%	100.0%
Cost of revenue	94,080	71,521	46.2%	42.6%

Gross profit	109,622	96,195	53.8%	57.4%
Operating costs, expenses and other income
Research and development	35,136	30,772	17.2%	18.3%
Selling, general and administrative	27,518	30,018	13.5%	17.9%
Amortization of purchased intangibles	2,952	2,367	1.4%	1.4%
Restructuring costs	3,615	—	1.8%	—%

Operating income	40,401	33,038	19.8%	19.7%
(Loss) gain on certain investments	(7,342)	168	(3.6)%	0.1%
Interest income, net	4,835	7,853	2.4%	4.7%

Income from continuing operations before income taxes	37,894	41,059	18.6%	24.5%
Income tax (benefit) expense from continuing operations	(9,820)	8,006	(4.8)%	4.8%

Income from continuing operations	47,714	33,053	23.4%	19.7%
Discontinued operations
Loss from discontinued operations before income taxes	—	—	—%	—%
Income tax benefit from discontinued operations	19,422	—	9.5%	—%

Income from discontinued operations	19,422	—	9.5%	—%

Net income	$67,136	$33,053	33.0%	19.7%

Note: Totals and percentages may not add or calculate precisely due to rounding. Certain amounts in the quarter ended March 30, 2007 have been reclassified to conform to the presentation in the quarter ended March 28, 2008.

Revenue and Gross Profit

Revenue for the quarter ended March 28, 2008 increased $36.0 million or 21.5% to $203.7 million from $167.7 million during the quarter ended March 30, 2007. The increase in net revenue was predominately from sales to the computing market, which increased $18.5 million or 48.0% over the quarter ended March 30, 2007. Sales to the high-end consumer, communications and industrial markets increased $6.7 million, $7.0 million, and $3.8 million, respectively. In aggregate, a 27.9% increase in unit shipments increased net revenue by $46.5 million, while average selling prices (ASP’s) declined 4.6%, decreasing revenues by $9.8 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue. These trend characteristics are not currently believed to be a material change in the demand or financial return characteristics for our products and are expected to continue into the future.

Geographically, 73%, 17% and 10% of revenues were derived from Asia/Pacific, North America and Europe, respectively, during the quarter ended March 28, 2008 as compared to 68%, 20% and 12% during the quarter ended March 30, 2007. The long-term trend of revenue growth in the Asia/Pacific region continues to reflect in the geographic split. Revenues in the Asia/Pacific region increased 31% as compared with North America and Europe, which saw only modest increases in absolute dollars as compared with the quarter ended March 30, 2007. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Taiwan, Germany, Singapore, Italy, Malaysia and Thailand. Sales to customers in China, including Hong Kong, comprised approximately 40% of revenue, followed by the United States (16%) and South Korea (15%) during the quarter ended March 28, 2008. Two distributors that support a wide range of customers around the world accounted for 12% and 11% of our revenues in the quarter ended March 28, 2008.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended March 28, 2008, gross profit increased 14.0% or $13.4 million to $109.6 million from $96.2 million during the quarter ended March 30, 2007. As a percentage of sales, gross margin was 53.8% during the quarter ended March 28, 2008 compared to 57.4% during the quarter ended March 30, 2007. Gross margins were impacted in part by expenses related to our reorganization, underutilization of our internal facilities, increases in the price of gold and product sales mix changes at the product family level. We continue to strive to improve gross margins from their present levels by emphasizing high-margin products and the pursuit of cost saving opportunities in our manufacturing chain.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $4.4 million or 14% to $35.1 million during the quarter ended March 28, 2008 from $30.8 million during the quarter ended March 30, 2007. In order to increase the number of new products introduced, we increased our engineering related spending including labor and material costs. R&D expenses going forward are expected to continue to rise.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs decreased by $2.5 million or 8% to $27.5 million during the quarter ended March 28, 2008 from $30.0 million during the quarter ended March 30, 2007. This reduction was primarily due to a reduction of stock based compensation expense as a result of the departure of our former CEO Rich Beyer, partially offset by increased labor and sales commissions.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets was increased $0.6 million for the quarter ended March 28, 2008 to $3.0 million from $2.4 million in the quarter ended March 30, 2007. The increase resulted from two acquisitions made in September 2007. Amortization of remaining definite-lived intangible asset balances is expected to continue at a rate of $3.0 million for the next fiscal quarter, then decrease to $2.7 million until the third quarter of fiscal 2009 when certain balances become fully amortized.

SFAS 142, “Goodwill and Other Intangible Assets”, requires testing goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2007, we determined that the value of each of our reporting units exceeded its book value. Therefore, no impairments were recorded. Depending on the future market demand for our products, among other factors, we could experience impairment of our goodwill and purchased intangible asset balances.

Restructuring Costs

During the quarter ended March 28, 2008, the Company initiated a restructuring plan to reorganize certain Company operations, consolidate its internal manufacturing facilities and reduce its workforce. The reorganization and consolidation are expected to be completed within the next six quarters. Most of the workforce reductions are expected to take place upon completion of the plan. During the first quarter of 2008, the Company recorded costs of $3.6 million for employee severance and other facility consolidation costs, included in operating costs and expenses. An additional $5.0 million in consolidation costs are expected to be incurred over the next six quarters. Upon completion of the restructuring, the Company expects to realize annual cost benefits between $4.0 million and $6.0 million with no impact to revenue.

Loss on certain investments

We maintain a portfolio of approximately $11 million of mutual fund investments under two qualified deferred compensation plans for certain current and former employees. We have an offsetting liability recorded for the investments such that there is no net effect on our stockholders’ equity from these plans. The net total return from these investments, which was a net loss of $0.9 million in the quarter ended March 28, 2008, is recorded as a reduction (if it is a negative total return) in compensation expense in operating costs and a loss in non-operating activities. If the total return is positive, the amount is recorded as an increase in compensation expense in operating costs and a gain in non-operating activities.

During the quarter, the Company evaluated its auction rate securities and recorded an impairment charge of $6.4 million, before taxes, on those securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income, net

Net interest income decreased to $4.8 million during the quarter ended March 28, 2008 from $7.9 million during the quarter ended March 30, 2007. This decrease is due to the reduction in cash and investment balances as well as decreased earnings due to lower interest rates when compared to the same period last year.

Income Tax (Benefit) Expense

Income tax (benefit) expense from continuing operations included a $20 million reversal of a previously established unrecognized tax benefit due to the expiration of the statute of limitations on the tax years 2002 and 2003. Excluding this benefit, the effective tax rate on income from continuing operations for the quarter ended March 28, 2008 of 26.9% differs from our tax rate for the quarter ended March 30, 2007 of 19.5% due primarily to an accrual for an uncertain tax position in the first quarter of 2008 and the reversal of a previously established unrecognized tax benefit due to statute expiration in the first quarter of 2007. Our tax rate is expected to be approximately 23% in future quarters.

In determining net income, we must make certain estimates and judgments in the calculation of tax expense and tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves uncertainties in the application of complex tax laws in the United States and other jurisdictions. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes.” Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than amounts we estimate under SFAS 109 and FIN 48 and as reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

In addition to the risks to the effective tax rate described above, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect these estimates.

Discontinued Operations

Income from discontinued operations included a tax benefit of $19.4 million tax reserve release due to the expiration of the statute of limitations on the tax years 2002 and 2003.

Stock-based Compensation

As of March 28, 2008, the Company’s 1999 Equity Compensation Plan (1999 Plan) included several available forms of stock compensation of which only stock options (Options) and both deferred and restricted stock units (Awards) have been granted to date. Additionally, the Company has issued its Options in exchange for outstanding stock options under various plans of acquired companies. The Company also has its 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil’s common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

Unrecognized Compensation Cost: We currently have an aggregate future charge for compensation costs relating to share-based compensation to be recorded in our financial statements of approximately $54.9 million, pre-tax. That amount will be recorded over the remaining vesting period of outstanding stock options and restricted stock as of March 28, 2008. As of March 30, 2007, the Company’s aggregate unrecognized compensation cost for share-based compensation was $58.8 million, pre-tax.

Performance-Based Grants

In fiscal 2006, the Company made its initial performance-based grants of share-based compensation. The grants consist of performance-based deferred stock units (PDSU’s) that contain the usual service conditions but also have performance conditions relating generally to the Company’s revenue and operating income measured against internal goals or peer groups. In the first quarters of fiscal 2008 and 2007, there were no PDSU’s issued.

At March 28, 2008, the Company had 321,200 PDSU’s outstanding. These PDSU’s are evaluated periodically for the likely number of shares that might be issued thereunder when fully vested based on the assessed likelihood of meeting the performance measures. The fair value measurement and its effect on compensation expense from this evaluation will be appropriately adjusted when these evaluations result in changes in the estimate. Under the terms of the PDSU’s and assuming the highest level of performance with no cancellations due to forfeitures, the maximum number of shares that could be issued thereunder would be 562,300 shares. At March 28, 2008, the number of these shares expected to vest, which includes a factor for forfeitures and a current assessment of the likelihood of meeting the performance measures, was approximately 448,200.

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

As of March 30, 2007, there were 270,000 PDSU’s outstanding.

Accounting for Stock-Based Compensation: Under SFAS 123R, the fair value of the grant (compensation cost) is calculated on the date of grant using the Lattice method (except for cost relating to grants made prior to the fourth quarter of fiscal 2004 for which we used the Black-Scholes method). The compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Generally, the Lattice method will, all other computational inputs being equal, result in a lesser fair value per share than will the Black-Scholes method. Additionally, however, it is generally believed that the Lattice method is more appropriate for employee stock options that have longer terms and lack of marketability that is not well recognized by the Black-Scholes method. The Company adopted the Lattice method when software was acquired that permitted the calculation and when it became clear that it would be acceptable under the pronouncement that later came to be known as SFAS 123R.

Both methods of calculating fair value require us to estimate key assumptions, especially volatility and forfeiture rates that determine the recognized value of the stock option. See footnote 4.3 to the consolidated financial statements included elsewhere herein for a tabular presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our volatility is estimated as an arithmetical average of our peer group and a figure derived from projected price movement activity implied by our traded options. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We periodically re-evaluate our forfeiture rates used in calculating recorded expense using historical cancellation activity that occurs in several “bands” of employee classifications.

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

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and non-reschedulable thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog at March 28, 2008 of $181.5 million compared to December 28, 2007 of $176.4 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On April 16, 2008, we announced our outlook for the second quarter of 2008. At that time, we expected revenue growth of approximately 5% to 8% from the first quarter. We will have an extra week in the second quarter, which should account for approximately 5% sequential growth. Although our overall business remains strong, we remain cautious given the economic uncertainties of the global markets. As a result, we expected the business, excluding the extra week, to be flat to up 3% sequentially. We expected GAAP earnings per diluted share of approximately $0.29 to $0.31. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed by the Company on April 16, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 28, 2007. As of March 28, 2008, we had committed to purchase $18.8 million of inventory from suppliers.

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

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including the requisite capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of March 28, 2008, our total shareholders’ equity was $2.2 billion. At that date, we had $316 million in cash and short-term investments, as well as $132 million in long-term investments. We have no debt outstanding.

Our primary sources and uses of cash during quartered ended March 28, 2008 and March 30, 2007 were as follows (in millions):

	Quarter Ended
	March 28, 2008	March 30, 2007
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$59	$44
Proceeds from exercise of compensatory stock plans, including tax benefits	4	23

	$63	$67

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$—
Capital expenditures, net of sale proceeds	(14)	—

	$(14)	$—

Returned to shareholders
Stock repurchases	$(80)	$(100)
Dividends paid	(15)	(13)

	$(95)	$(113)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$30	$70

Net (decrease) increase in cash and cash equivalents	$(16)	$24

In the quarter ended March 28, 2008, our operational sources of cash as portrayed above delivered reduced cash of $63 million compared to $67 million in the quarter ended March 30, 2007, a decrease of $4 million. This decrease was primarily due to a reduction in cash proceeds from stock plans ($19 million), partially offset by an increase in cash flow from operations. The Company made capital expenditures of approximately $14 million and returned $95 million to shareholders in the form of our stock repurchase and dividend programs. The Company reduced investment balances by $30 million compared to $70 million in the quarter ended March 30, 2007, resulting in net cash used of $16 million overall.

Our aim is to constantly improve the cash flows from our existing business activities and use the majority of that cash flow to return to shareholders. We will also continue to seek to maintain and improve our existing business performance with necessary capital expenditures and, potentially, additional acquisitions that may further improve our base business with prospects of a proper return. If we undertake other acquisitions to improve our business, they might be made for either cash or stock consideration, or a combination of both.

Our cash, cash equivalents and investments, when combined with lack of any outstanding long or short-term debt obligations, give us the flexibility to continue to return our free cash flow and, as recently demonstrated, additional amounts to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $4.3 million to $113.1 million as of March 28, 2008 from $117.4 million at December 28, 2007. Inventories also decreased by $6.5 million to $91.2 million at March 28, 2008 from $97.7 million at December 28, 2007. We believe non-cash working capital ratios when compared to our revenue and cost of revenue, will remain at levels approximately the same as they currently are.

Capital Expenditures

Capital expenditures were $14.1 million for the quarter ended March 28, 2008 and $4.2 million the quarter ended March 30, 2007. The increase in capital expenditures was primarily due to the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the first quarter of 2008, we experienced reduced cash flow from stock plans (exercises of stock options and sales under our ESPP). For the first quarter of 2008, cash collected directly from such exercises and sales approximated $4 million as compared with $23 million in the first quarter of 2007. We do not directly control the timing of the exercise of vested stock options by our grantees. Such exercises are decisions made by those grantees and are influenced most directly by the level of our stock price and, indirectly, by other considerations of those grantees. Such proceeds are difficult to forecast. While the level of such cash inflow to us is subject to these factors which we don’t control, we believe that such proceeds will remain an important secondary source of cash after operating cash flow.

Stock Repurchases and Dividends

We currently have in effect an active stock repurchase program and a $0.12 per share quarterly dividend program. Both programs represent our major efforts to return Company value to our shareholders. We currently intend to continue both programs for the foreseeable future.

In January 2008, the Company’s Board of Directors declared a quarterly dividend of $0.12 per share of common stock. Payment of the dividend was made on February 22, 2008 to shareholders of record as of the close of business on February 12, 2008. In April 2008, our Board of Directors also declared a dividend of $0.12 per share, to be paid on May 16, 2008 to shareholders of record as of the close of business on May 6, 2008.

We have a stock repurchase program, which authorizes us to repurchase up to $400 million of our common stock. As of March 28, 2008, $147 million had been purchased under this plan, of which approximately $80 million was repurchased during the quarter ended March 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s risk related to foreign currency exchange rates and market risk, see the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.

During the quarter ended March 28, 2008, we purchased $11.9 million of foreign exchange contracts. The related derivatives were recognized on the balance sheet at their fair value, which was nominal, at March 28, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 28, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 28, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended March 28, 2008, nor were there any material developments in existing legal proceedings to which the Company is a party. Please reference our annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 22, 2008, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K, filed with the SEC on February 22, 2008, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended March 28, 2008, we, as authorized by our Board of Directors, repurchased 3,392,870 shares of our Class A common stock at an approximate cost of $80 million. Such repurchased shares, made under a plan announced on October 31, 2007 to repurchase up to $400 million of our Class A common stock in the twelve months following the announcement, were retired immediately upon settlement.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
12/29/07	01/25/08	—	$—	—	$332,515,441
01/26/08	02/22/08	993,100	$23.08	993,100	$332,515,441
02/23/08	03/28/07	2,399,770	$23.79	2,399,770	$309,596,159

Total		3,392,870	$23.58	3,392,870	$252,515,448

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Exhibit Index following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ David A. Zinsner
David A. Zinsner
Chief Financial Officer

Date: May 2, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, filed on March 9, 2004).

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10.01	Employment Agreement, effective as of April 4, 2008, between Intersil Corporation and David B. Bell.*

10.02	Executive Change in Control Severance Benefits Agreement effective as of April 4, 2008, between Intersil Corporation and David B. Bell.*

10.03	Consulting Agreement effective as of March 17, 2008, between Intersil Corporation and Richard M. Beyer.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Page 26 of 46