Form 10-Q
period 2008-07-04
INTERSIL CORP/DE
filed 2008-08-08
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on August 1, 2008:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	123,695,904

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
	(Unaudited)
	(in thousands, except share data)
Revenue	$216,227	$178,340	$419,929	$346,056
Cost of revenue	93,660	76,342	187,740	147,862

Gross profit	122,567	101,998	232,189	198,194
Operating costs and expenses:
Research and development	38,625	34,063	73,761	64,835
Selling, general and administrative	36,288	33,343	63,806	63,360
Amortization of purchased intangibles	3,054	2,367	6,006	4,734
Restructuring	1,245	—	4,860	—

Operating income	43,355	32,225	83,756	65,265
Gain (loss) on certain investments, net	814	576	(6,527)	744
Interest income, net	4,090	8,230	8,924	16,083

Income from continuing operations before income taxes	48,259	41,031	86,153	82,092
Income tax expense from continuing operations	10,304	9,807	484	17,814

Income from continuing operations	37,955	31,224	85,669	64,278
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	—	—
Income tax benefit from discontinued operations	—	—	19,422	—

Income from discontinued operations	—	—	19,422	—

Net income	$37,955	$31,224	$105,091	$64,278

Basic earnings per share:
Income from continuing operations	$0.31	$0.23	$0.68	$0.48
Income from discontinued operations	—	—	0.16	—

Net income	$0.31	$0.23	$0.84	$0.48

Diluted earnings per share:
Income from continuing operations	$0.30	$0.23	$0.68	$0.47
Income from discontinued operations	—	—	0.16	—

Net income	$0.30	$0.23	$0.84	$0.47

Weighted average common shares outstanding (in millions):
Basic	123.6	133.5	124.7	134.3

Diluted	124.6	134.5	125.7	135.6

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 4, 2008	December 28, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$324,837	$323,403
Short-term investments	15,527	160,427
Trade receivables, less allowances ($7,382 as of July 4, 2008 and $7,375 as of December 28, 2007)	121,514	117,421
Inventories	99,788	97,665
Prepaid expenses and other current assets	8,679	10,026
Deferred income taxes	34,716	39,543

Total current assets	605,061	748,485
Non-current assets
Property, plant and equipment, less accumulated depreciation ($174,714 as of July 4, 2008 and $167,509 as of December 28, 2007)	120,626	109,633
Purchased intangibles, net of accumulated amortization ($45,856 as of July 4, 2008 and $39,850 as of December 28, 2007)	23,904	29,910
Goodwill	1,450,323	1,445,778
Long-term investments	119,802	19,108
Deferred income taxes	31,527	37,455
Other	16,299	14,618

Total non-current assets	1,762,481	1,656,502

Total assets	$2,367,542	$2,404,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$46,720	$40,234
Accrued compensation	42,320	39,504
Deferred net revenue	11,369	10,259
Other accrued liabilities	26,109	16,174
Income taxes payable	6,027	19,267

Total current liabilities	132,545	125,438

Non-current liabilities
Income taxes payable	—	40,670

Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 123,637,822 and 126,990,547 shares issued as of July 4, 2008 and December 28, 2007, respectively	1,236	1,270
Additional paid-in capital	1,833,508	1,906,179
Retained earnings	408,588	333,528
Accumulated other comprehensive loss	(8,335)	(2,098)

Total shareholders’ equity	2,234,997	2,238,879

Total liabilities and shareholders’ equity	$2,367,542	$2,404,987

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two quarters ended
	July 4, 2008	June 29, 2007
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$105,091	$64,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,883	14,894
Provision for excess inventory obsolescence	6,374	1,925
Stock-based compensation	16,013	22,506
Tax-benefit from stock options and awards exercised	4,137	16,198
Excess tax benefits received on exercise of stock-based awards	(697)	(5,543)
Gain on sale of equipment	(108)	(1,252)
Loss on certain investments	6,390	—
Deferred income taxes	12,330	32
Changes in operating assets and liabilities:
Trade receivables	(4,093)	2,790
Inventories	(8,691)	(3,209)
Prepaid expenses and other current assets	1,348	66
Trade payables and accrued liabilities	15,901	(6,177)
Income taxes	(53,910)	10,199
Other, net	(1,490)	(128)

Net cash provided by operating activities	115,478	116,579
Investing activities:
Proceeds from sales of auction rate securities	29,275	255,010
Purchases of auction rate securities	(2,500)	(286,700)
Proceeds from sales or maturity of short-term investments	1,455	83,201
Proceeds from issuer calls of long-term investments	—	10,000
Purchases of long-term investments	—	(19,040)
Purchase of Planet ATE, net of cash received	(9)	—
Proceeds from sale of property, plant and equipment	123	4,935
Purchase of property, plant and equipment	(22,799)	(5,992)

Net cash provided by investing activities	5,545	41,414
Financing activities:
Proceeds from exercise of stock-based awards	18,081	90,686
Excess tax benefits received on exercise of stock-based awards	697	5,543
Dividends paid	(30,119)	(27,114)
Repurchase of outstanding common shares	(109,998)	(219,991)

Net cash used in financing activities	(121,339)	(150,876)
Effect of exchange rates on cash and cash equivalents	1,750	(45)

Net increase in cash and cash equivalents	1,434	7,072
Cash and cash equivalents at the beginning of the period	323,403	158,938

Cash and cash equivalents at the end of the period	$324,837	$166,010

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

Intersil Corporation is a global designer and manufacturer of high-performance analog integrated circuits for applications in the high-end consumer, industrial, communications and computing electronics markets.

In our opinion, these unaudited interim consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 28, 2007 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The current year includes an extra week in the second quarter and 53 weeks for the total fiscal year ending on January 2, 2009. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth quarters

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2— Comprehensive Income

	Quarter ended		Two quarters ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
	(in thousands)
Net income	$37,955	$31,224	$105,091	$64,278
Other comprehensive income (loss):
Currency translation adjustments	(331)	(222)	979	(186)
Unrealized loss on available for sale (AFS) securities	(5,063)	—	(9,472)	—
Tax effect	1,427	—	2,256	—

Comprehensive income	$33,988	$31,002	$98,854	$64,092

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 3—Earnings Per Share

	Quarter ended		Two quarters ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
	(in thousands, except share data)
Numerator:
Net income from continuing operations	$37,955	$31,224	$85,669	$64,278
Net income from discontinued operations	—	—	19,422	—

Net income to common shareholders (numerator for basic and diluted earnings per share)	$37,955	$31,224	$105,091	$64,278

Denominator:
Denominator for basic earnings per share weighted average common shares	123,642	133,459	124,746	134,304
Effect of dilutive securities:
Stock options and awards	939	1,019	957	1,299

Denominator for diluted earnings per share adjusted—weighted average common shares	124,581	134,478	125,703	135,603

Basic earnings per share
Continuing operations	$0.31	$0.23	$0.68	$0.48
Discontinued operations	—	—	0.16	—

Net income per share	$0.31	$0.23	$0.84	$0.48

Diluted earnings per share
Continuing operations	$0.30	$0.23	$0.68	$0.47
Discontinued operations	—	—	0.16	—

Net income per share	$0.30	$0.23	$0.84	$0.47

Note 4—Stock-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued by our equity-based compensation plans are made from newly-issued stock. These plans allow several forms of equity compensation including stock options, restricted and deferred stock awards and employee stock purchase plans.

Valuations, Assumptions and Terms

We use a lattice model to estimate the fair value of stock options, which is amortized as compensation cost over the life of the stock option. The lattice model uses historical exercise patterns to predict the life of stock options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations.

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Two quarters ended July 4, 2008	Two quarters ended June 29, 2007
Range of expected volatilities	35.8 – 38.5%	32.7 – 34.5%
Weighted average volatility	36.8%	32.9%
Range of dividend yields	1.69 – 2.10%	0.99 – 1.53%
Weighted average dividend yield	1.81%	1.44%
Range of risk-free interest rates	2.1 – 3.1%	4.5 – 4.9%
Range of expected lives, in years	3.3 – 4.3	3.3 – 4.3

Generally, our stock options vest ratably over four years and have seven year contract lives.

Market value at the date of grant is used as the fair value of stock awards. We amortize awards over the vesting term, which is generally three years for deferred stock units and four years for restricted stock units.

The compensation cost for shares issued under the employee stock purchase plan is the amount of the discount the employee obtains at the date of the purchase transaction. Our employee stock purchase plan does not have a look-back option provision.

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted (1)	1,688	26.22	6.7	761
Exercised (2)	(888)	18.46	2.9	(174)
Canceled	(471)	26.57	5.1	(156)

Outstanding as of July 4, 2008	17,697	$25.32	3.7	1,842	$77.1	$69.5

Exercisable/vested as of July 4, 2008 (2)	12,286	$24.84	2.9	—	$32.7	—

Unexercisable/unvested as of July 4, 2008	5,411	$26.40	5.6	1,842	$44.4	$69.5

Number vested and expected (as of July 4, 2008) to ultimately vest	17,571	$25.31	3.7	1,790	$75.9

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the two quarters ended July 4, 2008		$6.75		$24.90	$12.39

Weighted average fair value per share of awards granted in the two quarters ended June 29, 2007		$7.35		$26.83	$11.94

(1)	Awards granted include 167,500 performance-based grants. See Performance-based Grants section below.
(2)	Exercised awards have reached full vested status.

	Two quarters ended July 4, 2008	Two quarters ended June 29, 2007
	(in millions, except share data)
Shares issued under the employee stock purchase plan	133,075	110,368

Aggregate intrinsic value of stocks options exercised	$7.0	$46.6

Cash received from exercise of options	$16.4	$88.1

Tax benefit realized from exercise of options	$4.1	$16.2

Impact on Financial Statements

	Quarter ended July 4, 2008	Quarter ended June 29, 2007	Two quarters ended July 4, 2008	Two quarters ended June 29, 2007
	(in thousands)
By income statement line item
Cost of revenue	$1,126	$1,175	$2,062	$2,135
Research and development	3,701	4,603	7,164	8,037
Selling, general and administrative	5,873	6,976	6,787	12,334

Total stock-based compensation	$10,700	$12,754	$16,013	$22,506

By stock plan
Stock options	$6,029	$9,629	$10,758	$17,805
Restricted and deferred stock awards	4,359	2,883	4,703	4,234
Employee stock purchase plan	312	242	552	467

Total stock-based compensation	$10,700	$12,754	$16,013	$22,506

	July 4, 2008	December 28, 2007
	(in thousands)
Stock-based compensation capitalized in inventory	$1,210	$1,185

Performance-based Grants

As of July 4, 2008, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income in excess of internal goals and performance by other companies in our industry.

July 4, 2008
Performance-based deferred stock units (PDSU) outstanding	488,700
Maximum PDSU shares that could be issued assuming the highest level of performance	729,800
PDSU shares expected to vest (1)	689,750

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 5—Investments

Investments designated as available for sale (AFS), which include marketable debt securities, are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses are recorded in gains (losses) on certain investments. AFS securities are generally presumed to be impaired if the fair value is significantly less than cost basis for two consecutive quarters.

Investments designated as held to maturity (HTM), which include marketable debt securities with maturities of greater than three months, are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

Investments are classified as short-term or long-term on the balance sheet based on whether they mature within one year (short-term) or more than one year (long-term).

Short-term Investments

	July 4, 2008		December 28, 2007		2008 Maturity Range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
State and municipality issued debt (HTM)	$15.5	$15.6	$9.9	$10.0	< 1
Auction rate securities (AFS) (1)	—	—	155.8	150.5

Total amortized cost	$15.5	$15.6	$165.7	$160.5

Temporary impairment of certain auction rate securities	—		(5.3)

Total carrying value	$15.5		$160.4

(1)	We reclassified our auction rate securities (ARS) to long-term from short-term in the quarter ended March 28, 2008 due to the sustained illiquidity of the securities.

Long-term Investments

	July 4, 2008		December 28, 2007		2008 Maturity Range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
Federal agency debt (HTM)	$2.0	$2.0	$2.0	$2.0	1-2
State and municipality issued debt (HTM)	10.0	10.0	17.1	17.2	1-2
Auction rate securities (AFS)	122.6	107.8	—	—	13-43

Total amortized cost	$134.6	$119.8	$19.1	$19.2

Temporary impairment of certain auction rate securities	(14.8)		—

Total carrying value	$119.8		$19.1

We classify auction rate securities (ARS) as available for sale and record them at fair value. During the quarter ended March 28, 2008, certain of these securities experienced substantial declines in value for two consecutive quarters. For this reason, we recorded a $6.4 million impairment charge on these securities in that quarter, included in (gain) loss on certain investments. The amortized cost of these securities is reduced by the recognized loss of $6.4 million.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of July 4, 2008 and December 28, 2007.

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized losses
Auction rate securities as of July 4, 2008	$105.4	$(14.8)	—	—	$105.4	$(14.8)

Auction rate securities as of December 28, 2007	$98.3	$(5.3)	—	—	$98.3	$(5.3)

We have recorded a total unrealized loss of $14.8 million, plus a related deferred tax benefit of $3.7 million, for a net unrealized loss of $11.1 million in accumulated other comprehensive loss. We have concluded this decline is not other-than-temporary for the following reasons:

•	the decline in market value is due to general market conditions;

•	the majority of these investments are of high credit quality and a significant portion of the investments are insured;

•	there have been no defaults by the issuers; and,

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs.

We reclassified our ARS securities to long-term from short-term in the quarter ended March 28, 2008 due to the sustained illiquidity of the securities.

We may be required to record additional impairment charges if additional declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on prices provided by third parties along with estimates made by us, which could change significantly based on market conditions.

Trading Investments

Trading investments consists exclusively of a portfolio of marketable mutual funds under two qualified deferred employee compensation plans. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on certain investments and we record changes in the liability in selling, general and administrative expense. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	Quarter ended July 4, 2008	Quarter ended June 29, 2007	Two quarters ended July 4, 2008	Two quarters ended June 29, 2007
	(in thousands)
By income statement line item
Gain (loss) on certain investments, net	$814	$576	$137	$744

Selling, general and administrative	$607	$576	$344	$744

	July 4, 2008	December 28, 2007
	(in thousands)
Deferred compensation assets (trading)	$11,847	$11,570

Deferred compensation liability	$11,640	$11,570

Note 6—Fair Value Measurements

FASB Statement No. 157, “Fair Value Measures” (SFAS 157), as amended, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. FSP FAS 157-2 delays the effective date for SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.) We adopted SFAS 157, as amended, on December 29, 2007.

SFAS 157 defines the inputs used in measuring fair value and requires the use of the most observable inputs when available. Observable inputs are generally developed based on market data obtained from independent sources, whereas unobservable inputs reflect our assumptions about what market participants would use to value the asset or liability, based on the best information available in the circumstances. SFAS 157 defines three levels of inputs, as follows:

Level 1 – Quoted prices in active markets which are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

		Fair Value as of July 4, 2008 using: (in millions)
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$11.8	$9.0	$2.8	—
Available for sale securities	$107.8	—	—	$107.8
Held to maturity securities	$27.6	—	$27.6	—
Foreign exchange contracts	$0.2	—	$0.2	—

	$147.4	$9.0	$30.6	$107.8

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a rollforward of fair market values determined using level 3 significant unobservable inputs as of July 4, 2008.

.

	Quarter ended July 4, 2008	Two quarters ended July 4, 2008
	(in millions)
Available for sale securities – beginning balance	$—	$—
Transfers in	112.9	150.5
Purchases	—	2.5
Sales	—	(29.3)
Recognized losses	—	(6.4)
Unrealized losses	(5.1)	(9.5)

Available for sale securities – ending balance	$107.8	$107.8

Recognized losses are included in gain (loss) on certain investments in the statement of operations.

Note 7—Property, Plant and Equipment

During the quarter ended March 30, 2007, we sold substantially all of the buildings classified as Held for Sale at that time. Net proceeds from the sale were $4.0 million, resulting in a gain of $0.2 million from the sale. The gain on the sale is included in selling, general and administrative expense for the two quarters ended June 29, 2007.

Note 8—Inventories

Inventories are summarized below:

	July 4, 2008	December 28, 2007
	(in millions)
Finished products	$29.4	$29.4
Work in progress	66.7	64.3
Raw materials and supplies	3.7	4.0

Total inventories	$99.8	$97.7

Note 9—Intangible Assets

We amortize definite lived intangible assets over their estimated useful lives, which range from 3 months to 11 years. Indefinite lived intangible assets (goodwill) is summarized below (in millions).

Goodwill balance as of December 28, 2007	$1,445.8
Goodwill adjustment resulting from the purchase of Elantec and Xicor	(0.1)
Goodwill adjustment resulting from the purchase of Planet ATE	4.6

Goodwill balance as of July 4, 2008	$1,450.3

The goodwill adjustment resulting from the purchase of Elantec and Xicor relates to tax benefits received on the exercise of stock options issued as part of the acquisitions. The goodwill adjustment resulting from the purchase of Planet ATE relates to a holdback provision expected to be paid in the third quarter of 2008.

Note 10—Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. During the first quarter of 2008, we recorded costs of $3.6 million for employee severance and other facility consolidation costs, included in operating costs and expenses in the statement of operations. During the quarter ended July 4, 2008, we recorded $1.2 million in costs related to this plan and we expect to incur an additional $5.0 million over the next five quarters. Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of December 28, 2007	$—
Costs incurred
Severance costs	3.5
Lease exit costs	0.8
Severance payments	(0.1)

Liability balance as of July 4, 2008	$4.2

Note 11—Shareholders’ Equity

Dividends—In April 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.8 million on May 16, 2008 to shareholders of record as of the close of business on May 6, 2008. In July 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 22, 2008 to shareholders of record as of the close of business on August 12, 2008.

Class A Common Stock—Share activity for Class A common stock since December 28, 2007 (in thousands of shares):

For the two quarters ended July 4, 2008
Balance as of December 28, 2007	126,991
Shares issued under stock plans	1,147
Repurchase and retirement of shares	(4,500)

Balance as of July 4, 2008	123,638

Note 12—Legal Matters and Indemnifications

Legal Matters— We are currently party to various claims and legal proceedings. In our opinion, no material loss is anticipated from such claims and proceedings.

Indemnifications— We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

Note 13—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high performance analog integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 14—Income Taxes and Discontinued Operations

During the quarter ended March 28, 2008, the statute of limitations expired for the tax years 2002 and 2003 and we reversed to income approximately $39.4 million of previously established unrecognized tax benefits related to these tax years. Of this amount, $20.0 million related to international tax structures of acquisitions and is included in tax benefits from continuing operations. The remaining $19.4 million related to sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was approximately $1.2 million reduction in the accrual for interest.

Unrecognized tax benefits (UTB)
(in millions)
Balance as of December 28, 2007 (includes $5.9 million of interest and penalties)	$56.6
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	—
Increases related to current year tax positions	1.5
Decreases related to current year tax positions	—
Settlements of tax claims	—
Decreases related to lapses of statutes of limitations	(40.7)

Balance as of July 4, 2008 (includes $4.7 million of interest and penalties)	$17.4

Our remaining significant UTBs primarily include other international income tax matters. We estimate approximately $7.0 million could reverse in the next 12 months due to statute expirations.

Tax years from 2004 forward are under examination or remain subject to audit. The major tax jurisdictions in which we operate includes the United States, various individual states and several foreign nations.

Note 15— Recent Accounting Pronouncements

FASB Statement No. 141(R), “Business Combinations” (SFAS 141R)—Issued in December 2007, SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141R is not permitted. We are currently evaluating the impact SFAS 141R will have on any future business combinations we enter into.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” —In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

—End of Consolidated Financial Statements—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, including the notes thereto. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Overview

We design, develop, manufacture and market high-performance analog integrated circuits (ICs). We believe our product portfolio addresses some of the fastest growing applications within the high-end consumer, industrial, computing and communications markets.

Critical Accounting Policies

We have made no significant changes to our critical accounting policies during the two quarters ended July 4, 2008. You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007.

Results of Operations

Statement of operations data as a percentage of revenue for the periods indicated:

	Quarter ended		Two quarters ended
	July 4, 2008	June 29, 2007	July 4, 2008	June 29, 2007
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.3%	42.8%	44.7%	42.7%

Gross profit	56.7%	57.2%	55.3%	57.3%
Operating costs, expenses and other income
Research and development	17.9%	19.1%	17.6%	18.7%
Selling, general and administrative	16.8%	18.7%	15.2%	18.3%
Amortization of purchased intangibles	1.4%	1.3%	1.4%	1.4%
Restructuring	0.6%	—%	1.2%	—%

Operating income	20.1%	18.1%	19.9%	18.9%
Gain (loss) on certain investments, net	0.4%	0.3%	(1.6)%	0.2%
Interest income, net	1.9%	4.6%	2.1%	4.6%

Income from continuing operations before income taxes	22.3%	23.0%	20.5%	23.7%
Income tax expense from continuing operations	4.8%	5.5%	0.1%	5.1%

Income from continuing operations	17.6%	17.5%	20.4%	18.6%
Discontinued operations
Loss from discontinued operations before income taxes	—%	—%	—%	—%
Income tax benefit from discontinued operations	—%	—%	4.6%	—%

Income from discontinued operations	—%	—%	4.6%	—%

Net income	17.6%	17.5%	25.0%	18.6%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have reclassified certain amounts in the quarter and two quarters ended June 29, 2007 to conform to the presentation in the quarter and two quarters ended July 4, 2008.

Revenue and Gross Profit

Revenue for the quarter ended July 4, 2008 increased $37.9 million or 21.2% to $216.2 million from $178.3 million during the quarter ended June 29, 2007. The increase in net revenue was predominately from sales to the computing market, which increased $26.5 million or 59.6% over the quarter ended June 29, 2007. Sales to the high-end consumer, communications and industrial markets increased $2.2 million, $7.0 million, and $2.2 million, respectively. In aggregate, a 40% increase in unit shipments increased net revenue by $71.7 million, while average selling prices (ASPs) declined 14%, decreasing revenues by $33.8 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue. These trend characteristics are not currently believed to be a material change in the demand or financial return characteristics for our products and are expected to continue into the future.

Revenue for the two quarters ended July 4, 2008 increased $73.9 million or 21.3% to $419.9 million from $346.1 million during the two quarters ended June 29, 2007. The increase in net revenues was primarily from sales to the computing market, which increased $44.9 million or 54% over the two quarters ended June 29, 2007. Other sales increased as follows: high-end consumer, $8.9 million; communications, $14.0 million and industrial, $6.0 million. In aggregate, a 34% increase in unit demand increased net revenues by $117.2 million and a 9% decline in ASPs decreased net revenues by $43.3 million.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	July 4, 2008	June 29, 2007
	(percent of revenues)
Asia/Pacific	73%	68%
North America	18	21
Europe	9	11

Total	100%	100%

The long-term trend of revenue growth in the Asia/Pacific region continues to reflect in the geographic split. Revenues in the Asia/Pacific region increased 30% as compared with North America and Europe, which saw only modest increases in absolute dollars as compared with the two quarters ended June 29, 2007. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Taiwan, Germany, Singapore, Italy, Malaysia and France. Sales to customers in China, including Hong Kong, comprised approximately 45% of revenue, followed by the United States (18%) and South Korea (11%) during the quarter ended July 4, 2008. Two distributors that support a wide range of customers around the world accounted for 12% and 10% of our revenues in the quarter ended July 4, 2008.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended July 4, 2008, gross profit increased $20.6 million or 20.2% to $122.6 million from $102.0 million during the quarter ended June 29, 2007. As a percentage of sales, gross margin was 56.7% during the quarter ended July 4, 2008 compared to 57.2% during the quarter ended June 29, 2007. The gross margin was impacted by product sales mix changes at the product family level and by increases in the cost of gold.

Pure gold wire is used in many of our products and recent price increases have had a more visible impact to our production costs and our gross margins. We estimate that we incurred approximately $1.4 million in additional production costs during the quarter ended July 4, 2008 compared to the quarter ended June 29, 2007 as a result of increases in the cost of gold wire.

During the two quarters ended July 4, 2008, gross profit increased $34.0 million or 17.2%, to $232.2 million from $198.2 million during the two quarters ended June 29, 2007. As a percentage of sales, gross margin was 55.3% and 57.3% in the two quarters ended July 4, 2008 and June 29, 2007, respectively. Year to date, gross margins were impacted in part by expenses related to our reorganization, product sales mix changes at the product family level and increases in the price of gold. We estimate that gold related production costs increased approximately $2.4 million in the two quarters ended July 4, 2008 compared with the two quarters ended June 29, 2007.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. We expect to realize savings from our restructuring initiatives late in 2009 and continue to make progress in our conversion from gold to copper wire in many of our high volume products.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $4.6 million or 13% to $38.6 million during the quarter ended July 4, 2008 from $34.1 million during the quarter ended June 29, 2007. In the two quarters ended July 4, 2008 R&D expenses increased $8.9 million, or 14%, to $73.8 million from $64.8 million during the two quarters ended June 29, 2007. Stock-based compensation expense recorded to R&D declined in both comparative periods, which was offset by strong hiring of new design engineers and related materials and supplies costs. In order to increase the number of new products introduced, we increased our engineering related spending including labor and material costs. The quarter ended July 4, 2008 included an additional week, resulting in approximately 5% increase in expenses over the same quarter last year.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs increased by $2.9 million or 9% to $36.3 million during the quarter ended July 4, 2008 from $33.3 million during the quarter ended June 29, 2007. In the two quarters ended July 4, 2008, SG&A costs increased $0.4 million or 1% to $63.8 million from $63.4 million during the two quarters ended June 29, 2007. The increase for the quarter ended July 4, 2008 related primarily to increased labor and sales commissions to support the increase in sales. The increase for the two quarters ended July 4, 2008 over the comparable period related primarily to the increased labor and sales commissions substantially offset by a reduction in stock-based compensation expense as a result of the departure of our former chief executive officer. The quarter ended July 4, 2008 included an additional week, resulting in approximately 5% increase in expenses over the same quarter last year.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.7 million from the quarter ended June 29, 2007 to $3.1 million in the quarter ended July 4, 2008. The increase from the two quarters ended June 29, 2007 was $1.3 million to $6.0 million for the two quarters ended July 4, 2008. The increases resulted from two acquisitions made in September 2007. We expect amortization of current definite-lived intangible asset balances to decrease to $2.8 million in the third quarter of 2008 and remain at that level until the third quarter of fiscal 2009 when certain balances become fully amortized.

Many factors, including future market demand for our products, could cause impairment of our goodwill and purchased intangible asset balances. We test our goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2007, we determined that the value of each of our reporting units exceeded its book value and recorded no impairments of goodwill at that time.

Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. We expect to complete the reorganization and consolidation within the next five quarters, with most of the workforce reductions taking place upon completion of the plan. During the two quarters ended July 4, 2008, we recorded costs of $4.9 million for employee severance and other facility consolidation costs, included in operating costs and expenses. We expect to incur an additional $5.0 million over the next five quarters. Upon completion of the restructuring, we expect to realize annual cost benefits between $4.0 million and $6.0 million with no impact to revenue.

Loss on certain investments

During the quarter ended March 28, 2008, we recorded an impairment charge of $6.4 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

We maintain a portfolio of approximately $11.8 million of mutual fund investments under two qualified deferred employee compensation plans. We have an offsetting liability recorded for the investments. Changes in the fair value of the asset are recorded as a gain (loss) on investments and changes in the fair value of the liability are recorded as a component of compensation expense. During the quarter ended July 4, 2008, we recorded a gain on investments of $0.8 million and compensation expense of $0.6 million. For the two quarters ended July 4, 2008, we recorded loss on investments of $0.1 million and a reduction of compensation expense of $0.3 million.

Interest Income, net

Net interest income decreased to $4.1 million and $8.9 million during the quarter and two quarters ended July 4, 2008, respectively, from $8.2 million and $16.1 million during the quarter and two quarters ended June 29, 2007. This decrease is attributable to approximately $203 million decrease in average cash and investment balances and declining interest rates when compared to the same period last year.

Income Tax

Income tax expense from continuing operations for the two quarters ended July 4, 2008 included a $20 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. Excluding this benefit, the effective tax rate on income from continuing operations for the quarter and two quarters ended July 4, 2008 was 21.4% and 22.1%, compared with 23.9% and 21.7% for the quarter and two quarters ended June 29, 2007. The difference was due to lower tax rates on our growing international business. Our tax rate is expected to be approximately 23% in future quarters.

The statute of limitations for the 2002 and 2003 tax years each expired during the first quarter of our fiscal year 2008. Expiration for tax year 2002 was extended to December 31, 2007 by agreement with the Internal Revenue Service (IRS) and tax year 2003 was extended to December 31, 2007 by the IRS for relief from multiple hurricanes that affected our Florida operations in 2004.

In determining net income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

In the ordinary course of business, the ultimate tax outcome of many transactions and calculations is uncertain, as the calculation of tax liabilities involves the application of complex tax laws in the United States and other jurisdictions. We recognize liabilities for additional taxes that may be due on tax audit issues based on an estimate of the ultimate resolution of those issues. Although we believe the estimates are reasonable, the final outcome may be different than amounts we estimate. Such determinations could have a material impact on the income tax provision, effective tax rate and operating results in the period they occur. In addition, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially affect our estimates.

Discontinued Operations

Income from discontinued operations in the two quarters ended July 4, 2008 included a tax benefit of $19.4 million reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 and 2003.

Stock-based Compensation

As of July 4, 2008, our 1999 Equity Compensation Plan (1999 Plan) includes several available forms of stock compensation. Only stock options and both deferred and restricted stock units have been granted to date. Additionally, we have issued options in exchange for outstanding stock options of acquired companies. The 2000 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of our common stock. Shares issued upon exercise, release or sale under these arrangements are made from newly-issued stock.

Unrecognized Compensation Cost - The aggregate future charge for compensation costs relating to share-based compensation is approximately $69.5 million, pre-tax, as of July 4, 2008. That amount will be recorded as expense over the remaining vesting period of outstanding stock options and restricted stock as of July 4, 2008. The aggregate unrecognized compensation cost for share-based compensation was $77.7 million, pre-tax, as of June 29, 2007

Performance-based Grants

Beginning in fiscal 2006, we awarded performance-based grants of share-based compensation. The grants consist of performance-based deferred stock units (PDSUs) that contain the usual service conditions but also have performance conditions relating generally to revenue and operating income measured against internal goals or peer groups.

July 4, 2008
Performance-based deferred stock units (PDSUs) outstanding	488,700
Maximum PDSU shares that could be issued assuming the highest level of performance	729,800
PDSU shares expected to vest (1)	689,750

We evaluate performance-based grants periodically to assess the likelihood of meeting the performance measures and estimate the number of shares likely to be issued when fully vested, including a factor for forfeitures. We adjust compensation and/or income tax expense accordingly in the period the assessment changes. These changes could be material to results of operations in any such period.

Accounting for Stock-Based Compensation - We use a lattice model to estimate the fair value of stock options, which is amortized as compensation cost over the life of the stock option. The lattice model uses historical exercise patterns to predict the life of stock options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations.

Factors affecting future financial statement effect of share-based payment awards - Our use of share-based payment awards affects our current and future financial statements, including but not limited to:

•	increased or decreased grants of share-based payment awards will add to or reduce the unrecognized compensation cost to be recognized in future periods

•	re-assessments of the input variables to the fair value calculation may cause either a higher or lower total fair value to be recognized for future grants, and

•

re-assessment of the likelihood of achieving performance conditions might cause fluctuations in the recognition of compensation cost, which might be materially higher or lower than the original anticipated recognition schedule

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and non-reschedulable thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog as of July 4, 2008 of $190.7 million compared to December 28, 2007 of $176.4 million and $157.4 million as of June 29, 2007. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On July 23, 2008, we announced our outlook for the third quarter of 2008. Although our overall business remains strong, we remain cautious given the economic uncertainties of the global markets. At that time, we expected revenue growth of approximately 1% to 3% from the second quarter, given the strength of orders in the second quarter and our backlog entering the third quarter. Excluding the extra week in the second quarter, which accounted for approximately 5% sequential growth, we expected the business to be up 6% to 8% sequentially, which is in line with normal seasonality. We expected GAAP earnings per diluted share of approximately $0.31 to $0.33. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed by the Company on July 23, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 28, 2007. As of July 4, 2008, we had committed to purchase $23.6 million of inventory from suppliers.

The Planet ATE agreement contains a provision for payment of additional consideration to the former stockholders of that business. This additional consideration is a multiple of the net revenues of or attributed to Planet ATE during the period from October 1, 2007 to December 31, 2008 with a maximum additional payment of $12 million. We have not accrued any amount for additional consideration as of July 4, 2008.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of July 4, 2008, our total shareholders’ equity was $2.2 billion. At that date, we had $340 million in cash and short-term investments, as well as $120 million in long-term investments. We have no debt outstanding.

Our auction rate securities are composed of approximately $98 million of insurance based securities and $25 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 175 basis points above one month LIBOR.

Our primary sources and uses of cash during the quarters ended July 4, 2008 and June 29, 2007 were as follows:

	Two quarters ended
	July 4, 2008	June 29, 2007
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$115	$117
Proceeds from exercise of compensatory stock plans, including tax benefits	19	96

	$134	$213

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$—	$—
Capital expenditures, net of sale proceeds	(23)	(1)

	$(23)	$(1)

Returned to shareholders
Stock repurchases	$(110)	$(220)
Dividends paid	(30)	(27)

	$(140)	$(247)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	$30	$42

Net increase in cash and cash equivalents	$1	$7

In the two quarters ended July 4, 2008, our operational cash (including proceeds from stock plans) was $134 million compared to $213 million in the two quarters ended June 29, 2007, a decrease of $79 million. We used approximately $23 million for capital expenditures and returned $140 million to shareholders in the form of our stock repurchase and dividend programs. Investment balances were reduced by $30 million compared to $42 million in the two quarters ended June 29, 2007, resulting in net cash provided of $1 million overall.

Our aim is to constantly improve the cash flows from our existing business activities and return the majority of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and, potentially, additional acquisitions that may further improve our business and return on investment. Cash, stock or a combination of both may be issued to fund additional acquisitions to improve our business.

Our cash, cash equivalents and investments, when combined with no outstanding long or short-term debt obligations, give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $4.1 million to $121.5 million as of July 4, 2008 from $117.4 million as of December 28, 2007. Inventories also increased by $2.1 million to $99.8 million as of July 4, 2008 from $97.7 million as of December 28, 2007. We believe non-cash working capital ratios, when compared to our revenue and cost of revenue, will remain close to current levels.

Capital Expenditures

Capital expenditures were $22.8 million for the two quarters ended July 4, 2008 and $6.0 million for the two quarters ended June 29, 2007. Capital expenditures increased primarily due to the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the two quarters ended July 4, 2008, cash flow from exercises of stock options and sales under our ESPP decreased to approximately $18.1 million as compared with $90.7 million in the two quarters ended June 29, 2007. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain an important secondary source of cash.

Stock Repurchases and Dividends

We currently have an active stock repurchase program and a $0.12 per share quarterly dividend program. Both programs represent our major efforts to return value to our shareholders. We intend to continue both programs for the foreseeable future.

In April 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on May 16, 2008 to shareholders of record as of the close of business on May 6, 2008. In July 2008, our Board of Directors also declared a dividend of $0.12 per share, to be paid on August 22, 2008 to shareholders of record as of the close of business on August 12, 2008.

Our stock repurchase program authorizes us to repurchase our common stock up to $400 million. As of July 4, 2008, we had used $177 million to repurchase 7.1 million shares under this plan, of which approximately $30 million was used for purchases during the quarter ended July 4, 2008. Repurchased shares continually increase earnings per share by reducing shares outstanding. During the two quarters ended July 4, 2008, we repurchased 4.5 million shares of stock, reducing our year to date weighted average shares outstanding by 2.7 million shares and increasing year to date earnings per share by approximately $0.02 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the risk related to foreign currency exchange rates and market risk, see our Annual Report on Form 10-K for the year ended December 28, 2007.

During the two quarters ended July 4, 2008, we purchased and sold $11.4 million of foreign exchange contracts. The related derivatives were recognized on the balance sheet at their fair value as of July 4, 2008. Due to their immaterial value, we do not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 4, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 4, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 4, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the matter of “Initial Public Offering Securities Litigation,” Master File No. 21 MC 92 (SAS), U.S. District Court, S.D.N.Y., as described on form 10-K filed February 22, 2008, incorporated herein by reference. The Judge has agreed to extend the focus case defendants’ time to answer and to defer the ruling on the pending motion to certify the focus cases. Additionally, the plaintiffs have requested that discovery proceed as to all issuer defendants.

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

During quarter ended July 4, 2008, we, as authorized by our Board of Directors, repurchased 1,107,400 shares of our Class A common stock at an approximate cost of $30 million. Such repurchased shares, made under a plan announced on October 31, 2007 to repurchase up to $400 million of our Class A common stock in the twelve months following the announcement, were retired immediately upon settlement.

				Shares purchased	Dollars remaining
Period		Shares	Average price	as part of	under current
Begin	End	purchased	paid per share	announced plan	authorization
03/29/08	04/25/08	435,400	$26.82	435,400	$240,838,202
04/26/08	05/30/08	672,000	$27.26	672,000	$222,517,180
05/31/08	07/04/08	—	$—	—	$222,517,180

Total		1,107,400	$27.09	1,107,400	$222,517,180

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 7, 2008 (Annual Meeting) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as described in the Proxy Statement, dated March 24, 2008. As reported by the Company’s transfer agent, the total shares voted was 118,056,392.

(1)	Election of Directors. All nine of management’s nominees for the Company’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
David B. Bell	114,283,762	3,772,629
Gary E. Gist	104,506,286	13,550,105
Gregory Lang	104,525,519	13,530,872
James A. Urry	101,041,347	17,015,044
James V. Diller	104,469,406	13,586,985
Jan Peeters	113,932,078	4,124,313
Mercedes Johnson	114,279,760	3,776,632
Robert N. Pokelwaldt	114,278,324	3,778,067
Robert W. Conn	114,227,907	3,828,484

(2)	Proposal for the shareholders to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company.

For	Against	Abstain	Broker Non-Vote
117,810,861	204,984	40,544	none

(3)	Proposal for the shareholders to approve and adopt the 2008 Equity Compensation Plan with 12.3 million shares available for issuance under the plan.

For	Against	Abstain	Broker Non-Vote
71,599,464	39,290,180	47,555	none

(4)	Proposal for the shareholders to ratify an amendment to increase the number of shares authorized under the 2000 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Vote
109,880,483	514,627	24,672	none

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ David A. Zinsner
David A. Zinsner
Chief Financial Officer

Date: August 8, 2008

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