Form 10-Q
period 2008-10-03
INTERSIL CORP/DE
filed 2008-11-07
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 31, 2008:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	122,831,434

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(Unaudited)
	(in thousands, except share data)
Revenue	$218,663	$198,285	$638,592	$544,341
Cost of revenue	95,612	86,522	283,352	234,384

Gross profit	123,051	111,763	355,240	309,957

Operating costs and expenses:
Research and development	35,122	34,052	108,883	98,886
Selling, general and administrative	31,802	33,571	95,608	96,932
Amortization of purchased intangibles	2,830	2,486	8,836	7,221
In process research and development	2,628	2,975	2,628	2,975
Restructuring	648	—	5,507	—

Operating income	50,021	38,679	133,778	103,943
(Loss) gain on certain investments, net	(1,257)	243	(7,785)	987
Interest income, net	3,144	8,104	12,068	24,187

Income from continuing operations before income taxes	51,908	47,026	138,061	129,117
Income tax expense from continuing operations	4,646	11,003	5,129	28,817

Income from continuing operations	47,262	36,023	132,932	100,300
Discontinued operations:
Loss from discontinued operations before income taxes	—	(198)	—	(198)
Income tax benefit from discontinued operations	—	(75)	(19,422)	(75)

Income (loss) from discontinued operations	—	(123)	19,422	(123)

Net income	$47,262	$35,900	$152,354	$100,177

Basic earnings per share
Income from continuing operations	$0.38	$0.27	$1.07	$0.75
Income from discontinued operations	—	—	0.16	—

Net income	$0.38	$0.27	$1.23	$0.75

Diluted earnings per share
Income from continuing operations	$0.38	$0.27	$1.06	$0.74
Income from discontinued operations	—	—	0.16	—

Net income	$0.38	$0.27	$1.22	$0.74

Weighted average common shares outstanding (in millions)
Basic	123.2	132.1	124.2	133.6

Diluted	124.4	134.0	125.3	135.1

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 3, 2008	December 28, 2007
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$283,609	$323,403
Short-term investments	7,044	160,427
Trade receivables, less allowances ($7,802 as of October 3, 2008 and $7,375 as of December 28, 2007)	130,432	117,421
Inventories	113,278	98,650
Prepaid expenses and other current assets	11,661	9,041
Deferred income taxes	30,347	39,543

Total current assets	576,371	748,485
Non-current assets
Property, plant and equipment, less accumulated depreciation ($177,310 as of October 3, 2008 and $167,509 as of December 28, 2007)	122,124	109,633
Purchased intangibles, net of accumulated amortization ($48,720 as of October 3, 2008 and $39,850 as of December 28, 2007)	22,466	29,910
Goodwill	1,472,486	1,445,778
Long-term investments	118,136	19,108
Deferred income taxes	39,600	37,455
Other	15,856	14,618

Total non-current assets	1,790,668	1,656,502

Total assets	$2,367,039	$2,404,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade payables	$42,197	$40,234
Accrued compensation	31,589	39,504
Deferred net revenue	11,937	10,259
Other accrued liabilities	22,083	12,676
Non-income taxes payable	4,159	3,498
Income taxes payable	6,268	19,267

Total current liabilities	118,233	125,438

Non-current liabilities
Income taxes payable	—	40,670

Shareholders’ equity
Preferred stock, $.01 par value, 2 million shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 122,824,437 and 126,990,547 shares issued as of October 3, 2008 and December 28, 2007, respectively	1,228	1,270
Additional paid-in capital	1,816,377	1,906,179
Retained earnings	440,546	333,528
Accumulated other comprehensive loss	(9,345)	(2,098)

Total shareholders’ equity	2,248,806	2,238,879

Total liabilities and shareholders’ equity	$2,367,039	$2,404,987

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters ended
	October 3, 2008	September 28, 2007
	(Unaudited) (in thousands)
Operating activities
Net income	$152,354	$100,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,342	22,418
Provision for excess inventory obsolescence	8,048	4,175
Stock-based compensation	24,247	33,900
Tax-benefit from stock options and awards exercised	5,166	19,976
Excess tax benefits received on exercise of stock-based awards	(888)	(7,860)
In-process research and development	2,628	2,975
Gain on sale of equipment	(39)	(1,539)
Loss on certain investments	6,390	—
Deferred income taxes	15,163	(4,428)
Changes in operating assets and liabilities:
Trade receivables	(12,852)	(11,129)
Inventories	(21,764)	(6,156)
Prepaid expenses and other current assets	(3,371)	1,404
Trade payables and accrued liabilities	5,983	(504)
Income taxes	(53,669)	20,499
Other, net	1,731	(401)

Net cash provided by operating activities	154,469	173,507
Investing activities
Proceeds from sales of auction rate securities	29,275	504,785
Purchases of auction rate securities	(2,500)	(396,300)
Proceeds from sales or maturity of short-term investments	9,911	86,936
Proceeds from issuer calls of long-term investments	2,000	42,221
Purchases of long-term investments	—	(36,171)
Acquisitions, net of cash received	(37,457)	(47,504)
Proceeds from sale of property, plant and equipment	123	5,355
Purchase of property, plant and equipment	(31,462)	(17,422)

Net cash (used in) provided by investing activities	(30,110)	141,900
Financing activities
Proceeds from exercise of stock-based awards	22,648	109,528
Excess tax benefits received on exercise of stock-based awards	888	7,860
Dividends paid	(45,429)	(40,366)
Repurchase of outstanding common shares	(139,998)	(319,990)

Net cash used in financing activities	(161,891)	(242,968)
Effect of exchange rates on cash and cash equivalents	(2,262)	860

Net (decrease) increase in cash and cash equivalents	(39,794)	73,299
Cash and cash equivalents at the beginning of the period	323,403	158,938

Cash and cash equivalents at the end of the period	$283,609	$232,237

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

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth quarters.

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2— Comprehensive Income

	Quarter ended		Three quarters ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(in thousands)
Net income	$47,262	$35,900	$152,354	$100,177
Other comprehensive income (loss)

Currency translation adjustments	(1,257)	615	(278)	429
Unrealized gain (loss) on available for sale (AFS) securities	331	—	(9,141)	—
Tax effect	(85)	—	2,172	—

Comprehensive income	$46,251	$36,515	$145,107	$100,606

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 3—Earnings Per Share

	Quarter ended		Three quarters ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(in thousands, except share data)
Numerator
Net income from continuing operations	$47,262	$36,023	$132,932	$100,300
Net income (loss) from discontinued operations	—	(123)	19,422	(123)

Net income to common shareholders (numerator for basic and diluted earnings per share)	$47,262	$35,900	$152,354	$100,177

Denominator
Denominator for basic earnings per share weighted average common shares	123,184	132,066	124,239	133,557
Effect of dilutive securities:
Stock options and awards	1,257	1,962	1,057	1,521

Denominator for diluted earnings per share adjusted—weighted average common shares	124,441	134,028	125,296	135,078

Basic earnings per share
Continuing operations	$0.38	$0.27	$1.07	$0.75
Discontinued operations	—	—	0.16	—

Net income per share	$0.38	$0.27	$1.23	$0.75

Diluted earnings per share
Continuing operations	$0.38	$0.27	$1.06	$0.74
Discontinued operations	—	—	0.16	—

Net income per share	$0.38	$0.27	$1.22	$0.74

Note 4—Stock-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued under these plans are made from newly-issued stock. The plans allow several forms of equity compensation including stock options, restricted and deferred stock awards and employee stock purchase plans.

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Three quarters ended October 3, 2008	Three quarters ended September 28, 2007
Range of expected volatilities	35.2 – 39.3%	32.7 – 36.1%
Weighted average volatility	37.1%	33.0%
Range of dividend yields	1.69 – 2.94%	0.99 – 1.53%
Weighted average dividend yield	1.98%	1.43%
Range of risk-free interest rates	2.1 – 3.1%	4.2 – 4.9%
Range of expected lives, in years	3.3 – 4.3	3.3 – 4.3

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted (1)	2,143	24.68	6.6	957
Exercised (2)	(1,150)	16.01	3.5	(207)
Canceled	(2,617)	31.55	3.4	(178)

Outstanding as of October 3, 2008	15,744	$24.43	4.1	1,983	$36.9	$62.8

Exercisable/vested as of October 3, 2008 (2)	10,579	$23.75	3.3	108	$8.5	—

Unexercisable/unvested as of October 3, 2008	5,165	$25.84	5.6	1,875	$28.4	$62.8

Number vested and expected (as of October 3, 2008) to ultimately vest	15,705	$24.44	4.0	1,857	$35.0

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the three quarters ended October 3, 2008		$6.32		$24.81	$12.03

Weighted average fair value per share of awards granted in the three quarters ended September 28, 2007		$7.41		$27.20	$12.22

(1)	Awards granted include 167,500 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.

Additional Disclosures	Three quarters ended October 3, 2008	Three quarters ended September 28, 2007
	(in millions, except share data)
Shares issued under the employee stock purchase plan	328,122	110,368

Aggregate intrinsic value of stocks options exercised	$11.4	$60.0

Cash received from exercise of options	$18.4	$107.0

Tax benefit realized from exercise of options	$5.2	$20.0

Impact on Financial Statements

	Quarter ended October 3, 2008	Quarter ended September 28, 2007	Three quarters ended October 3, 2008	Three quarters ended September 28, 2007
	(in thousands)
By income statement line item
Cost of revenue	$819	$1,103	$2,881	$3,234
Research and development	3,158	3,338	10,321	11,363
Selling, general and administrative	4,256	6,954	11,045	19,303

Total stock-based compensation	$8,233	$11,395	$24,247	$33,900

By stock plan
Stock options	$4,721	$7,039	$15,482	$24,845
Restricted and deferred stock awards	3,307	4,131	8,007	8,365
Employee stock purchase plan	205	225	758	690

Total stock-based compensation	$8,233	$11,395	$24,247	$33,900

	October 3, 2008	December 28, 2007
	(in thousands)
Stock-based compensation capitalized in inventory	$1,320	$1,185

Performance-based Grants

As of October 3, 2008, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive up to 150 - 200% of the original grant.

October 3, 2008
Performance-based deferred stock units (PDSU) outstanding	493,200
Maximum PDSU shares that could be issued assuming the highest level of performance	722,300
PDSU shares expected to vest (1)	683,250

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 5—Investments

Investments designated as available for sale (AFS), which include marketable debt securities, are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses are recorded in loss (gain) on certain investments. AFS securities are generally presumed to be impaired if the fair value is significantly less than cost basis for two consecutive quarters.

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

Short-term Investments

	October 3, 2008		December 28, 2007		2008 Maturity
	Amortized cost	Fair value	Amortized cost	Fair value	range (in years)
State and municipality issued debt (HTM)	$7.0	$7.0	$9.9	$10.0	< 1
Auction rate securities (AFS) (1)	—	—	155.8	150.5

Total amortized cost	$7.0	$7.0	$165.7	$160.5

Temporary impairment of certain auction rate securities	—		(5.3)

Total carrying value	$7.0		$160.4

(1)	We reclassified our auction rate securities (ARS) to long-term from short-term in the quarter ended March 28, 2008 due to the sustained illiquidity of the securities.

Long-term Investments

	October 3, 2008		December 28, 2007		2008 Maturity range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
Federal agency debt (HTM)	$—	$—	$2.0	$2.0	—
State and municipality issued debt (HTM)	10.0	10.0	17.1	17.2	1-2
Auction rate securities (AFS)	122.5	108.1	—	—	13-43

Total amortized cost	$132.5	$118.1	$19.1	$19.2

Temporary impairment of certain auction rate securities	(14.4)		—

Total carrying value	$118.1		$19.1

We classify auction rate securities (ARS) as available for sale and record them at fair value. During the quarter ended March 28, 2008, certain of these securities experienced substantial declines in value for two consecutive quarters. For this reason, we recorded a $6.4 million impairment charge on these securities in that quarter, included in (loss) gain on certain investments. The amortized cost of these securities is reduced by the recognized loss of $6.4 million.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of October 3, 2008 and December 28, 2007.

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of October 3, 2008	$105.7	$(14.4)	—	—	$105.7	$(14.4)

Auction rate securities as of December 28, 2007	$98.3	$(5.3)	—	—	$98.3	$(5.3)

We have recorded a total unrealized loss of $14.4 million and a related deferred tax benefit of $3.6 million, for a net unrealized loss of $10.8 million in accumulated other comprehensive loss. We have concluded this decline is not other-than-temporary for the following reasons:

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

Trading Investments

Trading investments consists exclusively of a portfolio of marketable mutual funds under two qualified deferred employee compensation plans. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in (loss) gain on certain investments and we record changes in the liability in selling, general and administrative expense. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	Quarter ended October 3, 2008	Quarter ended September 28, 2007	Three quarters ended October 3, 2008	Three quarters ended September 28, 2007
	(in thousands)
By income statement line item
(Loss) gain on certain investments, net	$(1,257)	$243	$(1,394)	$986

Selling, general and administrative	$(1,184)	$243	$(1,528)	$986

	October 3, 2008	December 28, 2007
	(in thousands)
Deferred compensation assets (trading)	$11,434	$11,570

Deferred compensation liability	$11,300	$11,570

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

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

		Fair Value as of October 3, 2008 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$11.4	$9.0	$2.4	—
Available for sale securities	$108.1	—	—	$108.1
Held to maturity securities	$17.0	—	$17.0	—
Foreign exchange contracts	$1.4	—	$1.4	—

	$137.9	$9.0	$20.8	$108.1

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using level 3 significant unobservable inputs as of October 3, 2008.

	Quarter ended October 3, 2008	Three quarters ended October 3, 2008
	(in millions)
Available for sale securities – beginning balance	$107.8	—
Transfers in	—	$150.5
Purchases	—	2.5
Sales	—	(29.3)
Recognized losses	—	(6.4)
Unrealized gains (losses)	0.3	(9.2)

Available for sale securities – ending balance	$108.1	$108.1

Recognized losses are included in (loss) gain on certain investments in the statement of operations.

Note 7—Property, Plant and Equipment

During the quarter ended March 30, 2007, we sold substantially all of the buildings classified as Held for Sale at that time. Net proceeds from the sale were $4.0 million, resulting in a gain of $0.2 million from the sale. The gain on the sale is included in selling, general and administrative expense for the three quarters ended September 28, 2007.

Note 8—Inventories

Inventories are summarized below:

	October 3, 2008	December 28, 2007
	(in millions)
Finished products	$34.0	$30.4
Work in progress	75.5	64.3
Raw materials and supplies	3.8	4.0

Total inventories	$113.3	$98.7

Note 9—Acquisitions and Intangible Assets

During the third quarter of 2008, we purchased D2Audio Corporation (“D2Audio”) and Kenet, Incorporated (“Kenet”). D2Audio was a privately-held fabless semiconductor company with leading technology in the design of digital audio power amplifiers. Kenet was a privately-held, fabless semiconductor company with leading technology in the design of high-speed, extremely low power data converters.

We paid $32.7 million in cash, net of cash and cash equivalents received for both companies. The D2Audio acquisition included approximately $1.4 million of definite-lived intangible assets and $0.1 million of in-process research and development expense. The definite-lived intangible assets will be amortized over five years.

The preliminary purchase price allocation of the Kenet acquisition includes $2.5 million of in-process research and development expense. The final allocation of the remaining Kenet purchase price is expected to result in recording tangible assets, definite lived intangible assets and goodwill.

The results of operations for both companies, which are immaterial, are included in our consolidated statement of earnings from the respective dates of acquisition.

The preliminary allocation of the aggregate purchase price is summarized as follows:

Allocation of purchase price
(millions)
Intangible assets:
Definite-lived: developed technologies	$1.1
Definite-lived: other	0.3
Deferred tax asset	7.6
Other tangible net assets, excluding cash and cash equivalents	(0.9)
In-process research and development	2.6
Kenet (excluding in-process research and development)	22.0

Total purchase price, net of cash and cash equivalents	$32.7

Other definite-lived intangible assets include backlog, customer relationships, and trademarks. These assets have amortization lives ranging from six months to two years with a weighted average of 3.8 years. Except for $2.5 million of estimated in process research and development recorded in the quarter ended October 3, 2008, the initial allocation of the purchase for the Kenet transaction has not been performed and will be completed in the fourth quarter of 2008.

We are responsible for the final valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased research and development is written off at the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Both purchase agreements contain provisions for additional consideration to the former stockholders of the businesses if revenues during a defined period exceed a base amount. The maximum payout under all provisions is $27.5 million, based on excess revenue through July 2010. No amount for additional consideration was recorded at the time of the acquisition. The amount of the additional consideration, if any, will be recorded as an increase in goodwill.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities.

We amortize definite lived intangible assets over their estimated useful lives, which range from 3 months to 11 years. Indefinite lived intangible assets (goodwill) is summarized below (in millions).

Goodwill balance as of December 28, 2007	$1,445.8
Goodwill adjustment resulting from the purchase of Elantec and Xicor	(0.1)
Goodwill adjustment resulting from the purchase of Planet ATE	4.8
Acquisition of Kenet (excluding in process research and development)	22.0

Goodwill balance as of October 3, 2008	$1,472.5

The goodwill adjustment resulting from the purchase of Elantec and Xicor relates to tax benefits received on the exercise of stock options issued as part of the acquisitions. The goodwill adjustment resulting from the purchase of Planet ATE relates to a holdback provision paid in the quarter ended October 3, 2008. The $22.0 million related to the acquisition of Kenet, Inc. represents the unallocated portion of the purchase price and will be allocated in the fourth quarter of 2008.

Note 10—Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. During the three quarters ended October 3, 2008, we recorded expenses for severance costs, fixed assets and lease exit costs of approximately $5.5 million and we expect to incur an additional $5.0 million over the next four quarters. Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of December 28, 2007	$—
Costs incurred
Severance costs	3.9
Lease exit costs	0.8
Severance payments	(0.4)
Lease payments	(0.1)

Liability balance as of October 3, 2008	$4.2

Note 11—Shareholders’ Equity

Dividends—In July 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.8 million on August 22, 2008 to shareholders of record as of the close of business on August 12, 2008. In October 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 21, 2008 to shareholders of record as of the close of business on November 11, 2008.

Class A Common Stock—Share activity for Class A common stock since December 28, 2007 (in thousands of shares):

Three quarters ended October 3, 2008
Balance as of December 28, 2007	126,991
Shares issued under stock plans	1,628
Repurchase and retirement of shares	(5,795)

Balance as of October 3, 2008	122,824

Note 12—Legal Matters and Indemnifications

Legal Matters—We are currently party to various claims and legal proceedings. In our opinion, no material loss is anticipated from such claims and proceedings.

Indemnifications—We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

Note 13—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high performance analog integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 14—Income Taxes and Discontinued Operations

During the three quarters ended October 3, 2008, the statute of limitations expired for the tax years 2002 through 2004 and we reversed to income approximately $43.5 million of previously established unrecognized tax benefits related to these tax years. Of this amount, $24.1 million related to international income tax matters and is included in income tax expense from continuing operations. The remaining $19.4 million related to sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was approximately $1.2 million reduction in the accrual for interest.

Unrecognized tax benefits (UTB)
(in millions)
Balance as of December 28, 2007 (includes $5.9 million of interest and penalties)	$56.6
Increases related to prior years’ tax positions	—
Decreases related to prior years’ tax positions	—
Increases related to current year tax positions	3.2
Decreases related to current year tax positions	—
Settlements of tax claims	—
Decreases related to lapses of statutes of limitations	(43.5)

Balance as of October 3, 2008 (includes $4.7 million of interest and penalties)	$16.3

Our remaining significant UTB primarily relates to other international income tax matters. We estimate approximately $7.0 million could reverse in the next 12 months due to statute expirations.

Tax years from 2005 forward are under examination or remain subject to audit. The major tax jurisdictions in which we operate includes the United States, various individual states and several foreign nations.

Note 15—Subsequent events

On October 17, 2008, we entered into a three-year, $75 million unsecured revolving credit facility with Bank of America, N.A., as administrative agent, and certain other banks. Any advances under the credit agreement will accrue interest at rates equal to LIBOR plus a margin that is based on our leverage ratio, which currently equates to a 100 basis point margin. The credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. In addition, we may solicit the lenders to increase the total principal amount available by up to $300 million, subject to the lender’s consent. Our obligations under the credit facility are guaranteed by our wholly-owned US subsidiaries.

On November 5, 2008, we announced a plan to improve our competitive position by reducing our global workforce by 9% and reduce overall annual operating costs by approximately $12 to $14 million. Severance and career transition services will be offered to all affected employees. As a result of this plan, we expect to record one time pre-tax charges of approximately $20-23 million, or $0.11 to $0.12 per share, after tax, during the fourth quarter for costs associated with this plan. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on November 5, 2008.

Note 16—Recent Accounting Pronouncements

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

FASB Staff Position (FSP) FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” —In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact on our consolidated financial statements.

—End of Unaudited Consolidated Financial Statements—

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

Results of Operations

Statement of operations data as a percentage of revenue for the periods indicated:

	Quarter ended		Three quarters ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.7%	43.6%	44.4%	43.1%

Gross profit	56.3%	56.4%	55.6%	56.9%
Operating costs, expenses and other income
Research and development	16.1%	17.2%	17.1%	18.2%
Selling, general and administrative	14.5%	16.9%	15.0%	17.8%
Amortization of purchased intangibles	1.3%	1.3%	1.4%	1.3%
In-process research and development	1.2%	1.5%	0.4%	0.5%
Restructuring	0.3%	—%	0.9%	—%

Operating income	22.9%	19.5%	20.9%	19.1%
(Loss) gain on certain investments, net	(0.6)%	0.1%	(1.2)%	0.2%
Interest income, net	1.4%	4.1%	1.9%	4.4%

Income from continuing operations before income taxes	23.7%	23.7%	21.6%	23.7%
Income tax expense from continuing operations	2.1%	5.5%	0.8%	5.3%

Income from continuing operations	21.6%	18.2%	20.8%	18.4%
Discontinued operations
Loss from discontinued operations before income taxes	—%	(0.1)%	—%	—%
Income tax benefit from discontinued operations	—%	—%	3.0%	—%

Income (loss) from discontinued operations	—%	(0.1)%	3.0%	—%

Net income	21.6%	18.1%	23.8%	18.4%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have reclassified certain amounts in the quarter and three quarters ended September 28, 2007 to conform to the presentation in the quarter and three quarters ended October 3, 2008.

Revenue and Gross Profit

Revenue for the quarter ended October 3, 2008 increased $20.4 million or 10.3% to $218.7 million from $198.3 million during the quarter ended September 28, 2007. The increase in net revenue was predominately from sales to the computing market, which increased $21.9 million or 38.4% over the quarter ended September 28, 2007. Sales to the communications market increased $4.1 million, while sales to the high-end consumer and industrial markets decreased $0.3 million and $5.3 million, respectively. In aggregate, a 9.6% increase in unit shipments increased net revenue by $19.0 million, and average selling prices (ASPs) increased 0.6%, increasing revenues by $1.4 million.

Revenue for the three quarters ended October 3, 2008 increased $94.3 million or 17.3% to $638.6 million from $544.3 million during the three quarters ended September 28, 2007. The increase in net revenues was primarily from sales to the computing market, which increased $66.9 million or 47.8% over the three quarters ended September 28, 2007. Other sales increased as follows: high-end consumer, $8.6 million; communications, $18.1 million and industrial, $0.7 million. In aggregate, a 24.4% increase in unit demand increased net revenues by $132.4 million and a 5.5% decline in ASPs decreased net revenues by $37.4 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	October 3, 2008	September 28, 2007
	(percent of revenues)
Asia/Pacific	74%	70%
North America	17	20
Europe	9	10

Total	100%	100%

The long-term trend of revenue growth in the Asia/Pacific region continues to reflect in the geographic split. Revenues in the Asia/Pacific region increased 23% as compared with North America and Europe, which saw only modest increases in absolute dollars as compared with the three quarters ended September 28, 2007. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Singapore, Germany, Netherlands, France and Thailand. Sales to customers in China, including Hong Kong, comprised approximately 47% of revenue, followed by the United States (15%) and South Korea (11%) during the quarter ended October 3, 2008. Two distributors that support a wide range of customers around the world accounted for 13% and 8% of our revenues in the quarter ended October 3, 2008.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended October 3, 2008, gross profit increased $11.3 million or 10.1% to $123.1 million from $111.8 million during the quarter ended September 28, 2007. As a percentage of sales, gross margin was 56.3% during the quarter ended October 3, 2008 compared to 56.4% during the quarter ended September 28, 2007. The gross margin was impacted by product sales mix changes at the product family level.

During the three quarters ended October 3, 2008, gross profit increased $45.2 million or 14.6%, to $355.2 million from $310.0 million during the three quarters ended September 28, 2007. As a percentage of sales, gross margin was 55.6% and 56.9% in the three quarters ended October 3, 2008 and September 28, 2007, respectively. Year to date, gross margins were impacted in part by expenses related to our reorganization, product sales mix changes at the product family level and increases in the price of gold.

Pure gold wire is used in many of our products and recent price increases have had a more negative impact to our production costs and our gross margins. We estimate that gold related production costs increased approximately $3.0 million in the three quarters ended October 3, 2008 compared with the three quarters ended September 28, 2007.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. We expect to realize savings from our restructuring initiatives late in 2009 and continue to make progress in our conversion from gold to copper wire in many of our high volume products.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $1.0 million or 3% to $35.1 million during the quarter ended October 3, 2008 from $34.1 million during the quarter ended September 28, 2007. In the three quarters ended October 3, 2008, R&D expenses increased $10.0 million, or 10%, to $108.9 million from $98.9 million during the three quarters ended September 28, 2007. Stock-based compensation expense recorded to R&D declined in both comparative periods, which was offset by strong hiring of new design engineers and related materials and supplies costs. In order to increase the number of new products introduced, we increased our engineering related spending including labor and material costs. The quarter ended July 4, 2008 included an additional week, resulting in approximately 5% increase in expenses over the same quarter last year.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs decreased by $1.7 million or 5% to $31.8 million during the quarter ended October 3, 2008 from $33.6 million during the quarter ended September 28, 2007. In the three quarters ended October 3, 2008, SG&A costs decreased $1.3 million or 1% to $95.6 million from $96.9 million during the three quarters ended September 28, 2007. The decrease for the quarter ended October 3, 2008 related primarily to decreased incentives based on revenue expectations. The decrease for the three quarters ended October 3, 2008 over the comparable period related primarily to decreased incentives and labor and a reduction in stock-based compensation expense as a result of the departure of our former chief executive officer. The quarter ended July 4, 2008 included an additional week, resulting in approximately 5% increase in expenses over the same quarter last year.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.3 million to $2.8 million in the quarter ended October 3, 2008 from $2.5 million in the quarter ended September 28, 2007. The increase was $1.6 million to $8.8 million in the three quarters ended October 3, 2008 from $7.2 million in the three quarters ended September 28, 2007. The increases resulted primarily from two acquisitions made in September 2007. We expect amortization of current definite-lived intangible asset balances to increase slightly in the fourth quarter to reflect new acquisitions and remain at that level until the third quarter of fiscal 2009 when certain balances become fully amortized.

Many factors, including future market demand for our products, could cause impairment of our goodwill and purchased intangible asset balances. We test our goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2007, we determined that the value of each of our reporting units exceeded its book value and recorded no impairments of goodwill at that time. We will conduct our annual goodwill impairment test in the fourth quarter of 2008.

Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. We expect to complete the reorganization and consolidation within the next four quarters, with most of the workforce reductions taking place upon completion of the plan. During the quarter and three quarters ended October 3, 2008, we recorded costs of $0.6 million and $5.5 million for employee severance and other facility consolidation costs, included in operating costs and expenses. We expect to incur an additional $5.0 million over the next four quarters. Upon completion of the restructuring, we expect to realize annual cost benefits between $4.0 million and $6.0 million with no impact to revenue.

(Loss) gain on certain investments

During the quarter ended March 28, 2008, we recorded an impairment charge of $6.4 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

We maintain a portfolio of approximately $11.4 million of mutual fund investments under two qualified deferred employee compensation plans. We have an offsetting liability recorded for the investments. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense. During the quarter ended October 3, 2008, we recorded a loss on investments of $1.3 million and a reduction of compensation expense of $1.2 million. For the three quarters ended October 3, 2008, we recorded loss on investments of $1.4 million and a reduction of compensation expense of $1.5 million.

Interest Income, net

Net interest income decreased to $3.1 million and $12.1 million during the quarter and three quarters ended October 3, 2008, respectively, from $8.1 million and $24.2 million during the quarter and three quarters ended September 28, 2007. This decrease is attributable to approximately $154 million decrease in average cash and investment balances and declining interest rates when compared to the same period last year.

Income Tax

Income tax expense from continuing operations for the three quarters ended October 3, 2008 included a $24.1 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. Also included was a one time $4.5 million R&D tax credit re-enacted by Congress at the end of our third quarter. Excluding these items, the effective tax rate on income from continuing operations for the quarter and three quarters ended October 3, 2008 was 23.0% and 24.4%, compared with 23.4% and 22.3% for the quarter and three quarters ended September 28, 2007. Our tax rate is expected to be approximately 25% in future quarters.

The statute of limitations for the 2002 and 2003 tax years each expired during the first quarter of our fiscal year 2008. Expiration for tax year 2002 was extended to December 31, 2007 by agreement with the Internal Revenue Service (IRS) and tax year 2003 was extended to December 31, 2007 by the IRS for relief from multiple hurricanes that affected our Florida operations in 2004. The statute of limitations for the 2004 tax year expired during the third quarter of our 2008 fiscal year.

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

Discontinued Operations

Income (loss) from discontinued operations in the three quarters ended October 3, 2008 included a tax benefit of $19.4 million for a reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 and 2003.

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and non-reschedulable thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. We had a six-month backlog as of October 3, 2008 of $130.3 million compared to December 28, 2007 of $176.4 million and $186.9 million as of September 28, 2007. Although not always the case, backlog can be a leading indicator of performance for approximately the next three quarters.

Business Outlook

On October 22, 2008, we announced our outlook for the fourth quarter of 2008. At that time, we expected revenue decline of approximately 20% to 25% from the third quarter. We have seen a significant decline in orders entering the fourth quarter. The decrease in demand is broad and spread across most of our product families and end markets. Demand for our computing and consumer products is particularly weak as global demand for these products has dropped quickly. We expected GAAP earnings per diluted share of approximately $0.10 to $0.14. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on October 22, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 28, 2007. As of October 3, 2008, we had committed to purchase $23.9 million of inventory from suppliers.

The Planet ATE agreement contains a provision for payment of additional consideration to the former stockholders of that business. This additional consideration is a multiple of the net revenues of or attributed to Planet ATE through December 31, 2008 with a maximum additional payment of $12 million. The D2Audio and Kenet agreements also contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $27.5 million, based on revenue earned through July 2010. We have not accrued any amount for additional consideration as of October 3, 2008.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of October 3, 2008, our total shareholders’ equity was $2.2 billion. At that date, we had $291 million in cash and short-term investments. We have no debt outstanding.

We have $118 million in long-term investments, primarily auction rate securities. These auction rate securities are composed of approximately $98 million of insurance based securities and $25 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 175 basis points above one month LIBOR.

On October 17, 2008, we closed a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available cash and enhances our ability to invest in our business.

Our primary sources and uses of cash during the quarters ended October 3, 2008 and September 28, 2007 were as follows:

	Three quarters ended
	October 3, 2008	September 28, 2007
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$154	$174
Proceeds from exercise of compensatory stock plans, including tax benefits	24	117

	$178	$291

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(38)	$(48)
Capital expenditures, net of sale proceeds	(31)	(12)

	$(69)	$(60)

Returned to shareholders
Stock repurchases	$(140)	$(320)
Dividends paid	(45)	(40)

	$(185)	$(360)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	$36	$202

Net (decrease) increase in cash and cash equivalents	$(40)	$73

In the three quarters ended October 3, 2008, our operational cash (including proceeds from stock plans) was $154 million compared to $174 million in the three quarters ended September 28, 2007, a decrease of $20 million. We used approximately $31 million for capital expenditures and $38 million for acquisitions. We returned $185 million to shareholders in the form of our stock repurchase and dividend programs. Investment balances were reduced by $36 million compared to $202 million in the three quarters ended September 28, 2007, resulting in net cash used of $40 million overall.

Our aim is to constantly improve the cash flows from our existing business activities and return the majority of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock or a combination of both may be issued to fund additional acquisitions to improve our business.

Our cash, cash equivalents and investments, when combined with no outstanding long or short-term debt obligations, give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $13.0 million to $130.4 million as of October 3, 2008 from $117.4 million as of December 28, 2007. Inventories also increased by $14.6 million to $113.3 million as of October 3, 2008 from $98.7 million as of December 28, 2007. We believe non-cash working capital ratios, when compared to our revenue and cost of revenue, will remain close to current levels.

Capital Expenditures

Capital expenditures were $31.5 million for the three quarters ended October 3, 2008 and $17.4 million for the three quarters ended September 28, 2007. Capital expenditures increased primarily due to the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the three quarters ended October 3, 2008, cash flow from exercises of stock options and related tax benefits and sales under our ESPP decreased to approximately $23.5 million as compared with $117.4 million in the three quarters ended September 28, 2007. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain an important secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on October 3, 2008. On October 31, 2008, the Board approved a new plan to purchase up to $15 million of shares through December 22, 2008. We currently have $0.12 per share quarterly dividend program which we intend to continue for the foreseeable future.

In July 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on August 22, 2008 to shareholders of record as of the close of business on August 12, 2008. In October 2008, our Board of Directors also declared a dividend of $0.12 per share, to be paid on November 21, 2008 to shareholders of record as of the close of business on November 11, 2008.

Our stock repurchase program which expired on October 3, 2008 authorized us to repurchase our common stock up to $400 million. As of October 3, 2008, we had used $207 million to repurchase 8.4 million shares under this plan, of which approximately $30 million was used for purchases during the quarter ended October 3, 2008. Repurchased shares continually increase earnings per share by reducing shares outstanding. During the three quarters ended October 3, 2008, we repurchased 5.8 million shares of stock, reducing our year to date weighted average shares outstanding by 3.5 million shares and increasing year to date earnings per share by approximately $0.03 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions could reduce product demand and affect other related matters. Demand could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that could affect consumer confidence, customer acceptance of our products, changes in customer order patterns including order cancellations and changes in the level of inventory held by vendors.

Credit markets are tightening as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We could experience a number of resulting effects, including product delays due to effects experienced by key suppliers, reduced orders and payments as customer are affected by tighter credit markets and/or insolvency, decreased investing and financing options in a tighter market, increased expenses, increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing and volatility and extreme changes in the earnings and fair value of our investments.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our Annual Report on Form 10-K for the year ended December 28, 2007.

During the three quarters ended October 3, 2008, we purchased and sold $22.1 million of foreign exchange contracts. The related derivatives were recognized on the balance sheet at their fair value as of October 3, 2008. Due to their immaterial value, we do not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 3, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of October 3, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended October 3, 2008, we, as authorized by our Board of Directors, repurchased 1,297,811 shares of our Class A common stock at an approximate cost of $30 million. Such repurchased shares, made under a plan announced on October 31, 2007 to repurchase up to $400 million of our Class A common stock through October 3, 2008, were retired immediately upon settlement. On October 31, 2008, the Board of Directors authorized the purchase of up to $15 million shares through December 22, 2008.

Period		Shares purchased	Average price paid per share	Shares purchased As part of announced plan	Dollars remaining under current authorization (1)
Begin	End
07/05/08	08/01/08	63,800	$23.81	63,800	$220,997,819
08/02/08	08/29/08	608,200	$24.94	608,200	$205,829,007
08/30/08	10/03/08	622,811	$21.37	622,811	$-0-

Total		1,294,811	$23.17	1,294,811	$-0-

(1)	The plan expired on October 3, 2008.

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ David A. Zinsner
David A. Zinsner
Chief Financial Officer

Date: November 7, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, filed on March 9, 2004).

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10.01	Credit Agreement, dated as of October 17, 2008, among the Company, certain subsidiaries of the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed on October 23, 2008).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.