Form 10-K
period 2009-01-02
INTERSIL CORP/DE
filed 2009-03-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $9.72 on the Nasdaq Global Select Market) on February 20, 2009 was approximately $1,182.7 million.

As of February 20, 2009 there were 121,679,024 shares of our Class A Common Stock, par value $.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2009.

INTERSIL CORPORATION

FORM 10-K

January 2, 2009

PART I.

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements as our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	successful development of new products;

•	new product performance and quality;

•	manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitor’s new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the timing of new product introductions;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	changes in import export regulations;

•	and exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

General

We design, develop, manufacture and market high-performance analog integrated circuits (“ICs”). We believe our product portfolio addresses some of the largest opportunities within the high-end consumer, industrial, computing and communications markets.

Business Strategy

Our business strategy emphasizes the following key elements:

•

Focus on Large Vertical Markets. We focus our investments on markets with the potential for high growth. We believe that the demand for ICs in our focused markets will be higher than that in the overall semiconductor industry.

•

Broaden our Product Portfolio. We have and will continue to increase our investments in the design of general purpose proprietary products and continue to develop application-specific standard products for high-growth vertical markets.

•

Maintain Technology Leadership. We have more than 600 research and development employees working on innovative solutions for analog architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,000 patents.

•

Maintain Quality Customer Service. Quality customer service is critical to our customer retention and sales growth. Through our customer relations initiatives, we believe we distinguish ourselves from our competitors. Additionally, our sales force, authorized representatives and distributors provide customer information programs and support for our comprehensive global customer service efforts.

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

•

Utilize Specialty Expertise in Manufacturing Services. We employ high-volume and specialty suppliers of products and services in our industry. We outsource a substantial portion of our wafer needs as well as assembly, test and packaging requirements. We utilize merchants who specialize in those products and services and deliver them at reasonable cost. This reduces our capital requirements and enhances our flexibility in managing our ever-changing business.

Background

Our mission is to provide differentiated, high-performance analog ICs that meet our customers’ needs and exceed their expectations. Our objective is to grow our business faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog company in 2002 with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), the divestiture of our wireless networking business in 2003, the 2004 acquisition of Xicor, Inc. (“Xicor”) and the 2007 acquisition of Planet ATE, Inc. (“Planet ATE”). During fiscal year 2008, we acquired D2Audio Corporation (“D2Audio”), Kenet, Incorporated (“Kenet”) and Zilker Labs (“Zilker”).

Our internet address is www.intersil.com. We post the following filings on our website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934, our proxy statements on Schedule 14A related to our annual stockholders’ meeting and any amendments to any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Products and Technology

Our product strategy is focused on broadening our portfolio of Application-Specific Standard Products (“ASSP”) and General Purpose Proprietary Products (“GPPP”) which are targeted within the high-end consumer, industrial, computing and communications markets.

High-End Consumer

Our high-end consumer products include our gaming, light sensors, optical storage, displays and handheld products. These products target high growth applications such as electronic game systems, DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, data converters and smart cell phones. The high-end consumer category represented 25% of our sales in fiscal year 2008.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. The industrial products category represented 22% of our sales in fiscal year 2008.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite, networking, cellular base station and networking/switching equipment. The communications category represented 22% of our sales in fiscal year 2008.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management products for peripheral devices. The computing category represented 31% of our sales in fiscal year 2008.

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

Operational amplifiers—usually referred to as an ‘op-amp’—captures weak signals from various inputs and amplifies them for processing. Op-amps are among the most widely used electronic devices today, being utilized in a vast array of consumer, industrial, and scientific devices.

Smart Cell Phones—a device that allows a user to make telephone calls, but also adds features that one might find on a computer—such as the ability to access the internet, send and receive e-mail and edit Office documents.

Vertical markets—focus on specific end-use applications such as cell phones, personal computers and flat-panel televisions. Vertical markets are distinct from horizontal markets in that horizontal markets focus on general purpose IC products that can be used in thousands of applications such as data converters, voltage regulators, and many other IC component products.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the high-performance analog sector of that industry. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated. The revenues noted in this section are based on shipping destination.

A summary of the operations by geographic area is summarized below ($ in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
United States Operations
Net revenues	$136,432	$129,314	$159,334
Tangible long-lived assets	69,968	76,995	70,478
International Operations
Net revenues	633,243	627,652	581,263
Tangible long-lived assets	42,857	32,638	30,643

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea and Japan. A summary of percent of revenues by country is summarized below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Revenues by country
China (includes Hong Kong)	42%	41%	36%
United States	18	17	22
South Korea	12	13	11
Japan	<10	<10	<10

In addition to those in the table above, our customers in each of Taiwan, Germany, Singapore, Italy and Netherlands accounted for at least 1% of our total revenues in fiscal year 2008.

Three distributor customers, one original equipment manufacturer (“OEM”) customer and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 57% of revenues in fiscal year 2008. One distributor, Aeco Technology Co., LTD, represented 11% of revenues during fiscal year 2008 and 21% of aggregate net accounts receivable as of January 2, 2009. The loss of any one or more of these customers could result in a materially negative impact on our business.

Sales, Marketing and Distribution

In fiscal year 2008, we derived 52% of our revenues from OEM customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 48% of our revenues through distributors and value added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facilities or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either indirectly via third parties or directly via company-managed warehouses in the United States, Asia/Pacific and Europe.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. Our direct geographical sales organizations sell products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. Dedicated direct sales organizations operate in the North American, European, Japanese, and Asia/Pacific markets. We strategically locate sales offices near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

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

Distributors handle a wide variety of products, including products sold by other companies that compete with our products. Some of our sales to distributors include agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Some of our distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. We recognize sales made to international distributors when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $143.6 million, $134.4 million and $126.5 million on research and development projects for 2008, 2007 and 2006 respectively, including share-based payment expense. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of January 2, 2009, we had more than 600 employees engaged in research and development. Historically, we have introduced hundreds of new products each year over many different product families and serving many different markets.

Manufacturing

We sell many product types that utilize silicon wafers containing integrated circuits. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During fiscal year 2008, we internally produced approximately 20% of our wafers and outsourced the remaining 80% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

In the recent past, we have not experienced delays in obtaining raw materials. However our reliance on foundry partners for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication, through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers typically require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory.

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

Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog as of January 2, 2009 was $86.9 million compared to December 28, 2007 of $176.4 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of near-term revenue performance.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first half of each year and stronger demand in the second half of each year.

Competition

The high performance analog market is extremely competitive. We compete in our target markets with many companies that may have significantly greater financial, technical, manufacturing and marketing resources than us, including but not limited to Texas Instruments, Analog Devices, Linear Technology, and Maxim Integrated Products. We compete on the basis of technical performance, product features, customized design, price, availability, quality, and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,000 U.S. and foreign patents and have approximately 570 U.S. and foreign patents pending. The expiration dates of these patents range from 2009 to 2027.

Employees

Our worldwide workforce consisted of 1,531 employees (full- and part-time) as of January 2, 2009. None of our employees are subject to a collective bargaining agreement. In April 2008, we announced a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts, that when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9%. As of January 2, 2009, approximately 45 affected employees remained employed in order to complete the foundry consolidation project. This project is expected to be completed during our second quarter of 2009.

Environmental Matters

We believe that our operations are substantially in compliance with applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three fiscal years. However, we are subject to numerous federal, state and international environmental laws and regulatory requirements. From time to time, we become involved in investigations or litigations of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). Further, we may receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence will not have a material adverse effect on our financial condition, results of operations or cash flows. To the extent any contamination was caused prior to August 1999, Intersil is indemnified against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	global economic weakness, including insufficient credit available for our customers to purchase our products;

•	demand for, and market acceptance of, new and existing products;

•	successful development of new products;

•	timing of new product introductions and new product performance and quality;

•	successful integration of acquisitions;

•	manufacturing difficulties, such as the availability and utilization of manufacturing capacity and raw materials;

•	failure of our suppliers or outsource providers to perform their obligations consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	changes in product mix;

•	fluctuations in manufacturing yields;

•	product obsolescence;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	customer service;

•	the extent that customers order and use our products and services in their business;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	exchange rate fluctuations; and

•	the need for additional capital.

Economic conditions could materially adversely affect our revenues and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Downturns in the macroeconomic business cycle could reduce our revenues and profitability.

The semiconductor industry is highly cyclical, which could create significant variation in our operating results. The markets in which we compete may experience downturns in the future that negatively affect our sales. A macroeconomic downturn may cause us to experience a significant decrease in our operating income margins as a result of declining sales and resulting industry changes such as product mix, price competition and costs associated with the need for continual and rapid introduction of new products.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our internal wafer fabrication facilities are located on the east coast of Florida. Operations at these facilities experience disruptions during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

We are also heavily reliant on third party freight firms for nearly all of our shipments from vendors, from our foundries to assembly and test sites, primarily in Asia, and for shipments to customers of our final product. This includes ground and air freight and may also include seaborne freight. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Our business has been and is expected to continue to be characterized by average selling prices (“ASPs”) that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to sell more units, reduce our costs, and introduce new products with higher ASPs or some combination thereof.

ASPs for our products historically have declined over relatively short time periods. For example, in fiscal year 2007 our ASPs decreased by approximately ten percent compared with fiscal year 2006; and in fiscal year 2006 our ASP’s had decreased by approximately two percent compared with fiscal year 2005. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While fiscal year 2008 did not reflect this decline, we expect sales prices will decline in the foreseeable future.

RISK FACTORS RELATING TO PRODUCTION OPERATIONS

Production time and the cost of our products could increase if we were to lose one of our suppliers or if one of those suppliers increased the prices of raw materials.

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

We use both internal wafer fabrication facilities and third-party wafer fabrication foundries in manufacturing our products. We intend to continue to rely on third party foundries and other specialist suppliers for most of our manufacturing requirements and most of our assembly and testing requirements. However, certain of these third party foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of wafers and other semiconductor materials or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products. If the third party foundries we currently use are unable to provide our products, we may be required to seek new foundries and we cannot be certain that their services will be available at favorable terms or that sufficient capacity will be available in a reasonable time period.

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

We rely on wafer fabrication foundries and other test, assembly and packaging subcontractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes and other natural disasters on us, including temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability on the part of these foundries and/or subcontractors to serve us as a result of fire, natural disaster, unavailability of electric power or otherwise, could have a material adverse effect on our results of operations and financial condition.

Delays in production at new facilities, in implementing new production techniques or in curing problems associated with technical equipment malfunctions may lower yields and reduce our revenues and profitability.

Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously modified to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency is an important factor in our future profitability and we may not be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

In addition, as is common in the semiconductor industry, we may experience difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. Resultant delays may range in length from one month to six months. During the past five years we have experienced one material delay (six months) of starting production at a new facility. As a consequence, we suffered delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Increases in fixed costs and operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

We rely on a limited number of packaging subcontractors that may not have adequate capacity or the financial resources to meet our product delivery requirements.

We rely on a limited number of independent packaging subcontractors with whom we do not have long-term contracts. A substantial majority of the IC wafers we fabricate or purchase from our outside foundries are sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks to us, including the possibility that the subcontractors will lack adequate capacity or the financial resources to deliver our products at the times and in the quantities that we request, the subcontractors will eliminate process technologies necessary for our products and the quality of our products will suffer from our lack of control over packaging and delivery. These subcontractors may discontinue doing business with us for a variety of reasons, including economic factors. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

If our products contain defects or fail to achieve industry reliability standards, our reputation may be harmed, and we may incur significant unexpected expenses and lose sales opportunities. Our insurance coverage for such events may be insufficient.

Our products may contain undetected errors or defects. Errors and defects may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to obsolete or unusable inventory;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, resulting in product returns and lost sales.

In addition, we may not find defects or failures timely, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products; further, such claims might be significantly higher than the revenues and profits we receive from our products involved as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system. Liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage. Any of these claims, whether or not successful, could seriously damage our reputation and business.

RISK FACTORS RELATING TO R&D, ENGINEERING, INTELLECTUAL PROPERTY AND NEW TECHNOLOGIES

We may be unsuccessful in developing and selling new products required to maintain or expand our business.

We operate in a dynamic environment characterized by price erosion, rapid technological change, and design and other technological obsolescence. Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to achieve design wins, to introduce these new products in a timely manner or to achieve market acceptance for these products, could harm our business.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on accurate forecasts of long-term market demand, future technological developments and a variety of specific implementation factors, including:

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

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure that these agreements will always be undertaken or will not be breached or that we will have adequate remedies for any breach.

Some of our current licenses to use others’ technology and intellectual property are scheduled to expire periodically over the next several years, unless extended. We will need to negotiate renewals of these agreements or obtain the technology and intellectual property from alternative sources. We may not be able to obtain alternative technology and intellectual property, or renewals on substantially similar terms as those that currently exist or at all.

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

Non-U.S. sales accounted for approximately 82% of our revenue in fiscal year 2008. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

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

•	fluctuations in interest and currency exchange rates;

•	the need for technical support resources in different locations;

•	our ability to secure and retain qualified people for the operation of our business; and

•	the actions of foreign sovereign governments.

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

The semiconductor industry and the semiconductor product market specifically are intensely competitive. Competition is based on price, product performance, quality, reliability and customer service. The gross margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. Some of our competitors may have better established supply or development relationships with our current and potential customers. Competitors include manufacturers and designers of standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. In addition, companies not currently in direct competition with us may introduce competing products with superior performance attributes in the future.

We compete against larger, more established entities as well as foreign and other market entrants and our market share may be reduced if we are unable to respond to our competitors effectively.

The semiconductor industry is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, some of which have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market, especially Asian-based producers. Our ability to compete successfully in the rapidly evolving area of integrated circuit technology depends on several factors, including:

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

Historically, the often cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity (both our internal capacity and our arranged supply and subcontracted capacities) may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate additional, qualified third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. As a result, our future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize as we expect, our operating results may be adversely affected. These capacity expansions by us and other directly competitive analog IC manufacturers could also lead to overcapacity in our served and target markets which could lead to price erosion that would adversely impact our operating results.

Rapidly decreasing demand for our products could result in higher costs, excess inventory and price erosion.

Factors such as an economic downturn could result in a sudden decrease in demand for our products, adversely affecting our operational results. Overcapacity could result in higher product costs due to contractual obligations, excess inventory, inventory write-downs and price erosion.

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

Most of our distributors and resellers, who represent approximately 48% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could result in a materially negative impact on our business, including net sales and accounts receivable.

In fiscal year 2008, our distributors and value-added resellers accounted for approximately 48% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. One distributor accounted for 11% of our net sales in fiscal year 2008. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of any excess inventory they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as the actual tax ultimately payable, could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

In fiscal year 2007, we adopted the provisions of the Financial Accounting Standards Board’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires us to record our tax expense differently than we might otherwise have done in the past based on various estimates of probabilities of events. As a result of this and other factors, our tax expense could be more volatile than in the past. Volatility in tax expense contributes to volatility in reported financial results.

Accounting pronouncements are moving toward “fair value” accounting, which also may lead to more volatility in reported earnings, resulting in a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board that require companies to regularly attempt to determine or estimate the fair value of certain assets and liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as give companies the option to apply fair value measurements more broadly to many financial assets and liabilities. For us, particularly regarding indefinite-lived intangible assets (“goodwill”), certain other “long-lived assets” such as property, plant and equipment, and stock-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an adverse and significant adjustment to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects.

Changes in accounting standards for stock-based compensation may adversely affect our operating results and our competitiveness in the employee marketplace.

The adoption of SFAS No. 123R, regarding stock-based compensation, required us to expense our calculated stock-based compensation provided to employees beginning in our fiscal year 2006. The market in which we compete for the skilled employees knowledgeable in our required disciplines is a competitive one. We believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123R had reduced our reported earnings by the amount of stock-based compensation in fiscal years 2008, 2007 and 2006. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year reported. Furthermore, our independent registered public accounting firm, KPMG LLP, is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained KPMG LLP’s attestation as to the effectiveness of our internal control over financial reporting as of January 2, 2009. In future years, if we fail to complete this assessment on a timely basis, or if KPMG LLP cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of investor confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to meet our regulatory reporting obligations on a timely basis.

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

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog semiconductor industry is intense and we may not be successful in attracting or retaining these personnel. In addition, it is difficult to obtain work visas for foreign professionals trained in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

If we choose to acquire or dispose of product lines and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of companies, products or technologies or we may reduce or dispose of certain product lines or technologies which no longer fit our long-term strategies. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating new personnel, coordinating new product and process development, conforming the acquired company’s standards, processes, procedures and controls with our operations, separating or reorganizing existing business or product groups, in addition to diversion of management’s attention away from other business concerns, amortization of acquired definite-lived intangible assets, immediate expensing of certain acquired R&D project values, goodwill impairment charges and potential loss of key employees or customers of acquired or disposed operations, among others. Further, acquisitions may require the potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities and the obligation to meet future cash flow requirements of acquired companies. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities, inadequacies, debt incurrence, common stock issuance or assumption of liabilities could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

In the United States, we lease approximately 150,000 square feet for our corporate headquarters in Milpitas, California, which also includes facilities for sales and design functions. Additional manufacturing, warehouse and office facilities are housed in approximately 584,000 square feet of owned facilities on approximately 123 acres of land in Palm Bay, Florida. Additionally, we conduct engineering activity and maintain regional sales offices aggregating over 200,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, which we own, all of our offices are leased under generally short-term leases (lease periods vary but expire by 2014).

We believe that our current facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities is being substantially utilized.

In April 2008, we announced a plan to consolidate our two Florida fabrication facilities to reduce cost and increase utilization rates. The project is expected to be completed during our second quarter of 2009.

Item 3.	Legal Proceedings

(a) We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a number of other related securities suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for us improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. The plaintiffs seek unspecified damages, litigation costs and expenses. Although it has been reported that negotiations with respect to a possible global resolution of all claims in the consolidated and coordinated IPO class action proceedings have occurred, we can provide no assurance that any such negotiations will be successful or when such a resolution would be finally approved.

(b) Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and intend to defend the lawsuit vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

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

Fiscal Quarter:	High	Low
First quarter of 2007 (from December 30, 2006 to March 30, 2007)	$26.97	$22.70
Second quarter of 2007 (from March 31, 2007 to June 29, 2007)	$33.34	$26.77
Third quarter of 2007 (from June 30, 2007 to September 28, 2007)	$33.57	$29.05
Fourth quarter of 2007 (from September 29, 2007 to December 28, 2007)	$34.10	$23.53
First quarter of 2008 (from December 29, 2007 to March 28, 2008)	$27.31	$21.76
Second quarter of 2008 (from March 29, 2008 to July 4, 2008)	$29.23	$23.07
Third quarter of 2008 (from July 5, 2008 to October 3, 2008)	$26.35	$15.12
Fourth quarter of 2008 (from October 4, 2008 to January 2, 2009)	$14.55	$7.81

(b) Holders:

On February 20, 2009, the last reported sale price for our Class A Common Stock was $9.72 per share. As of the same date, there were 365 record holders of our Class A Common Stock.

(c) Dividends:

In fiscal year 2008 we declared and paid quarterly dividends totaling $0.48 per share. In fiscal year 2007 we declared and paid quarterly dividends totaling $0.40 per share. The first quarter dividend in 2009 has been declared by our Board of Directors at $0.12 per share, to be paid February 20, 2009, an indicated annual rate of $0.48 per share.

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

(d) Equity compensation plan information

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and awards	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Elantec 1995 and 2001 Equity Incentive Plans(1)	1,010	$19.99	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans(1)	761	$12.38	None
Intersil 1999 Equity Compensation Plan(2)	14,727	$25.64	None
Intersil 2008 Equity Compensation Plan(3)	1,142	$17.00	10,658
Intersil Employee Stock Purchase Plan(4)	2,533	N/A	297
Equity compensation plans not approved by shareholders(5)
Total(6)	20,173	$24.21	10,955

(1)	Each of these plans in these totals has been acquired by a purchase method accounting acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected to be made under the 2008 Equity Compensation Plan.
(2)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 1,532 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 13,194 stock options.
(3)	The number of securities for the Intersil 2008 Equity Compensation Plan includes 376 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 767 stock options. Grants of deferred or restricted stock units reduce the shares available for future grants by 2.33 shares or 876 shares in 2008.
(4)	The Employee Stock Purchase Plan does not employ a “look-back” option feature; therefore there are no options or right to purchase outstanding stock until the final day of the subscription period (which is then settled immediately).
(5)	There are no equity compensation plans that have not been approved by shareholders.
(6)	The number of securities for the total of the plans includes 1,908 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 15,732 stock options.

(e) Performance Graph:

The following graph presents a comparison of the cumulative total stockholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 31, 2003 and ending January 2, 2009. The graph assumes that $100 was invested on December 31, 2003 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities:

We did not sell unregistered securities during fiscal year 2008.

(g) Issuer Purchases of Equity Securities:

In 2005, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following that announcement (2005 Authorization). Prior to the full use of the 2005 Authorization, in May 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following the announcement (2006 First Authorization). Upon the full use of the 2006 First Authorization, in December 2006, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following that announcement (2006 Second Authorization). Prior to the full use of the 2006 Second Authorization, in October 2007, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following the announcement (2007 Authorization). The 2007 Authorization expired on October 3, 2008. On October 31, 2008, our Board of Directors authorized the repurchase of up to $15.0 million of our Class A common stock before December 22, 2008 (Plan A). Under these programs, during fiscal year 2008, we repurchased 7,105,915 shares of our Class A common stock at an approximate cost of $155.0 million.

The following table details repurchase activity in our 2008 fourth fiscal quarter.

Period		Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plan	Dollars Remaining Under Current Authorization
Begin	End
10/04/2008	10/31/2008	-0-	$-0-	-0-	$15,000,000
11/01/2008	11/28/2008	1,310,834	$11.44	1,310,834	$—
11/29/2008	01/02/2009	—	—	—	$—

Total		1,310,834	$11.44	1,310,834	$—

Footnotes

Plan A
(1)	The date the plan was announced	October 31, 2008
(2)	The dollar amount approved	$15,000,000
(3)	The expiration date of the plan	December 22, 2008
(4)	Plan expired during the period covered by the table	Yes
(5)	Plans the issuer has determined to terminate prior to expiration, or under which the issuer does not intend to make further purchases	None

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended January 2, 2009 are derived from our audited consolidated financial statements. All periods presented have been audited. Fiscal year 2008 is a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks. Fiscal year 2009 will have 52 weeks. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year 2008 (c)(d)	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005 (b)(c)	Fiscal Year 2004 (a)(b)(c)
	($ in millions, except per share amounts)
Revenue	$769.7	$757.0	$740.6	$600.3	$535.8
(Loss) income from continuing operations	$(1,062.5)	$142.7	$151.3	$86.8	$40.4
Basic (loss) income per share from continuing operations	$(8.59)	$1.08	$1.08	$0.61	$0.29
Diluted (loss) income per share	$(8.39)	$1.05	$1.07	$0.59	$0.28
Total assets	$1,133.6	$2,405.0	$2,559.1	$2,583.7	$2,587.6
Long-term debt, including current portion	—	—	—	—	—
Dividends per common share	$0.48	$0.40	$0.21	$0.17	$0.13

The following transactions affect the comparability of the results between the fiscal periods above:

a) In July 2004, we acquired Xicor by issuing Intersil Class A common stock and using cash to purchase 100% of the outstanding common stock of the Milpitas, California-based company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Xicor have been included in the accompanying consolidated financial statements since the acquisition date.

b) During fiscal years 2004 and 2005, we recorded various impairment charges or credits.

c) During fiscal years 2004, 2005 and 2008, we recorded various restructuring charges.

d) During fiscal year 2008, we recorded various impairment charges to goodwill and investments in auction rate securities. See Notes 3 and 8 with the consolidated financial statements for further discussion.

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

Fiscal year 2008 is a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks. Fiscal year 2009 will have 52 weeks.

Statement of Operations

($ millions and % of revenue*)

NM = not meaningful

							Percentage Change From Previous Year
	2008		2007		2006		2008	2007
Revenue	$769.7	100.0%	$757.0	100.0%	$740.6	100.0%	1.7%	2.2%
Costs, expenses and other income
Cost of revenue	370.3	48.1%	325.4	43.0%	315.7	42.6%	13.8%	3.1%

Gross profit	399.4	51.9%	431.6	57.0%	424.9	57.4%	(7.3)%	1.6%
Research and development	143.6	18.7%	134.4	17.8%	126.5	17.1%	6.9%	6.3%
Selling, general and administrative	124.3	16.1%	131.9	17.4%	137.1	18.5%	(5.8)%	(3.8)%
Impairment of goodwill	1,154.7	150.2%	—	—	—	—	NM	NM
Amortization of intangibles	12.2	1.5%	10.7	1.4%	9.5	1.3%	13.6%	13.3%
In-process research and development	3.0	0.4%	2.7	0.4%	—	—	14.2%	NM
Restructurings	8.7	1.1%	—	—	—	—	NM	NM

Operating (loss) income	(1,047.0)	(136.0)%	151.9	20.1%	151.8	20.5%	(789.2)%	0.1%
Interest income	14.6	1.9%	30.9	4.1%	29.7	4.0%	(52.6)%	4.0%
(Loss) gain on certain investments, net	(35.4)	(4.6)%	0.9	0.1%	(1.4)	(.2)%	NM	NM

(Loss) income from continuing operations before income taxes	(1067.8)	(138.7)%	183.7	24.3%	180.2	24.3%	(681.3)%	2.0%
Income tax (benefit) expense	(5.3)	(0.7)%	41.0	5.4%	28.8	3.9%	(113.0)%	42.1%

(Loss) income from continuing operations	(1,062.5)	(138.0)%	142.7	18.9%	151.3	20.4%	(844.4)%	(5.7)%
Discontinued operations
Income (loss) from discontinued operations	—	—	(0.3)	—	0.9	.1%	NM	NM
Income tax expense (benefit) from discontinued operations	(24.9)	(3.2)%	2.0	0.3%	0.3	.0%	NM	NM

Net income (loss) from discontinued operations	24.9	3.2%	(2.3)	0.3%	0.5	.1%	NM	NM

Net (loss) income	$(1,037.6)	(134.8)%	$140.5	18.6%	$151.9	20.5%	(838.6)%	(7.5)%

*	Totals and percentages may not add or calculate precisely due to rounding.

Geographical revenue:

	2008		2007		2006
($ millions)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia/Pacific	$557.2	72%	$544.6	72%	$501.6	68%
North America	142.0	18%	135.8	18%	164.4	22%
Europe and other	70.5	10%	76.6	10%	74.6	10%

Total	$769.7	100%	$757.0	100%	$740.6	100%

Revenue and Cost of Revenue

Revenue

Our revenue for fiscal year 2008 was $769.7 million, an increase of $12.7 million or 2% over 2007. While fiscal year 2008 saw modest revenue growth, revenue during the fourth quarter fell by 40% to $131.1 million from the third quarter as demand for our products weakened significantly throughout our fourth quarter. Deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced during the fourth quarter as our customers began to work down their inventories, resulting in fewer replacement orders throughout the supply chain.

The fourth quarter revenue decline was broad based and was driven by revenue declines from all end markets. Sales into the computing and consumer end markets declined 63% and 40%, respectively, from the third quarter of fiscal year 2008 and 54% and 47%, respectively, from the fourth quarter of fiscal year 2007. Sales into the industrial and communications end market were down 13% and 24% from the third quarter of fiscal year 2008 and 24% and 15% from the fourth quarter of fiscal year 2007.

We are uncertain when, or if, revenue will return to historical levels as visibility of current demand is unclear.

Revenue by end market

	2008		2007		2006
($ millions)	Revenue	% Increase	Revenue	% Increase	Revenue
Computing	$236.4	16%	$204.6	12%	$182.2
Communications	173.4	7%	161.4	-8%	176.1
Industrial	165.5	-6%	175.7	-4%	183.6
High-end consumer	194.4	-10%	215.3	8%	198.7

Total	$769.7	2%	$757.0	2%	$740.6

In aggregate, higher unit demand in fiscal year 2008 increased revenues by approximately $8 million and an increase in average selling prices (“ASPs”) increased revenues by approximately $5 million. Of this net revenue growth, approximately $13 million came from our sales to customers in the Asia/Pacific region and $6 million came from sales to customers in North America with Europe and other countries declining approximately $6 million.

In aggregate, higher unit demand in fiscal year 2007 increased revenues by approximately $102 million, partially offset by a decline in average selling prices (“ASPs”) which decreased revenues by approximately $86 million. Of this net revenue growth, approximately $43 million came from our sales to customers in the Asia/Pacific region partially offset by revenue declines of $28 million in North America with no significant changes in

Europe and other countries. Higher sales of units resulted from our currently strong product offering in computing and consumer power management devices and consumer electronics. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While fiscal year 2008 did not reflect this decline, we expect sales prices will decline in the foreseeable future.

We anticipate that our revenue from Asia/Pacific region customers will continue to grow in percentage terms as that region’s economy leads in the manufacture of the finished goods (consumer electronics, computers, communications equipment) in which our products are used. End market demand for those products is global, and hence, dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin declined by 481 basis points in fiscal year 2008 from fiscal year 2007 compared to a decrease of 40 basis points in fiscal year 2007 from fiscal year 2006. The decline in 2008 was primarily driven by additional inventory charges taken as a result of our fab consolidation efforts and reduced demand assumptions for our products. In fiscal year 2008, inventory reserve charges were $31.2 million compared to $7.8 million in 2007. Fiscal year 2008 also included a charge of $2.1 million for impairment on assets held for sale. The 40 basis point decline in fiscal year 2007 was largely a function of our sales mix. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products. In fiscal year 2007, much of our revenue increase came from sales of our computing products.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 7% to $143.6 million in fiscal year 2008 compared to $134.4 million for fiscal year 2007. The approximately $10 million increase in R&D expense was due primarily to additional employees and an additional week of labor incurred during fiscal year 2008. This increase was partially offset by a reduction in incentive accruals as we did not achieve our performance targets for the second half of fiscal year 2008. Our R&D expenses increased by 6% to $134.4 million in fiscal year 2007 compared to $126.5 million for fiscal year 2006. The increase of approximately $8 million in fiscal year 2007 is made up of approximately $10 million of increased cash compensation and fringe benefits due to higher headcount and pay levels, offset by a $1.1 million decline in non-cash, stock-based compensation charges and other net reductions in supplies and facility costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our Human Resources, Finance, Information Systems, Legal, Executive and other administrative functions.

Our SG&A expenses decreased by 6% to $124.3 million for fiscal year 2008 compared to $131.9 million for fiscal year 2007. The decrease in fiscal year 2008 compared to fiscal year 2007 was primarily driven by reduced compensation expenses and the reversal of accrued equity compensation taken as a result of the resignation of our former CEO. The lower compensation expense was driven by reduced incentive compensation as we did not achieve our performance targets for the second half of 2008.

Our SG&A expenses decreased by 4% to $131.9 million for 2007 compared to $137.1 million for fiscal year 2006. The decrease in fiscal year 2007 compared to 2006 was primarily driven by a reduction in equity-based compensation expense of approximately $3.5 million. All other SG&A costs decreased by approximately $1.5 million.

Impairment of Goodwill

We recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter of 2008, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2008, we had five reporting units for purposes of the analysis – analog and mixed signal, computing, consumer, industrial and communication, and specialty. The first step of the goodwill impairment test (Step one) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (Step Two) is performed to measure the amount of impairment loss, if any.

We performed our annual testing for impairment of goodwill as of the beginning of our fourth fiscal quarter of 2008. In accordance with FAS 142, we performed Step one for each of our reporting units and determined that three reporting units indicated potential impairment. We then performed Step two, which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting units to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

For the purposes of this analysis, our estimates of fair value were based on an equal weighting of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill as of October 4, 2008, we recorded an initial goodwill impairment charge of $862.5 million in the fourth quarter of 2008.

Further, during the fourth quarter of 2008, we concluded that sufficient indicators existed to require us to perform another goodwill impairment analysis as of November 28, 2008. We made this determination based upon a combination of factors, including the significant and sustained decline in our market capitalization below our book value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the fourth quarter of 2008 and illiquidity in the overall credit markets. Step one of the analysis as of November 28, 2008 also indicated potential impairment for three of our reporting units and we further performed the Step two allocation of the fair value of the reporting units to the reporting units assets and liabilities (including both recognized and unrecognized intangible assets.)

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill, we recorded an additional impairment charge of $292.2 million.

Goodwill as of January 2, 2009 was $313.7 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Amortization of Purchased Intangibles

Amortization of purchased intangibles for 2008 was $12.2 million; in 2007 and 2006, the amortization amounts were approximately $10.7 million and $9.5 million. The increases in 2008 and 2007 resulted from additional amortization recorded for two acquisitions in the third quarter of 2007. Fiscal year 2008 was also affected by two acquisitions in the third quarter of 2008. Our purchased intangibles, which are definite-lived assets, are amortized over their useful lives ranging from 3 to 11 years.

In-Process Research and Development (“IPR&D”)

In fiscal year 2008, we recorded a charge to earnings for $3.0 million of purchased in-process research and development related to the acquisition of Zilker Labs, Inc. and D2Audio Inc. In fiscal 2007, we recorded a charge to earnings for $2.7 million of purchased in-process research and development related to the acquisition of Planet ATE. The acquisitions are described more fully in Note 7 to the accompanying consolidated financial statements. The amount of the purchase price allocated to IPR&D was the result of the purchase accounting appraisal, for which management is responsible. The IPR&D was determined using an income-based or cost-based approach to valuation, based on limitations in the market value and income-based valuation approaches. The cost-based approach related to approximately two years of historical Planet ATE research and development expenditures, net of associated tax effects, which relates to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. We expect to continue to invest in these and other development efforts for this new market and believe there is a reasonable chance of successfully completing the work undertaken at the point of the acquisition. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Restructurings

In April 2008, we announced a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts, that when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9% and result in an estimated combined annual cost savings between $12 million and $14 million. As of January 2, 2009, approximately 45 affected employees remained employed in order to complete the foundry consolidation project. This project is expected to be completed during our second quarter of 2009.

We recorded charges of $8.7 million for employee severance, facility consolidation, and other costs, as a result of these actions. Other accrued liabilities on the accompanying consolidated balance sheets includes approximately $4.1 million related to the restructuring.

Other Income and Expenses

Interest Income

Our interest income decreased 53% to $14.7 million in 2008 compared to $30.9 million for 2007. Interest income decreased in 2008 due to decreased average cash balances and continued low interest rates. Our interest income increased 4% to $30.9 million in 2007 compared to $29.7 million for 2006. Interest income increased in 2007 due primarily to higher balances and rates available in the first half of the year. In contrast, in the second half of the year, our interest earning balances declined as we conducted our stock repurchase program and funded the acquisition of Planet ATE. Further, rates began to decline in the second half of the year. In the fourth quarter of 2007, our interest income declined by 18% over the same quarter of 2006.

(Loss) Gain on Certain Investments, Net

During the year ended January 2, 2009, we recorded an impairment charge of $31.8 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. Approximately $6.4 million impairment was recorded in our first quarter of 2008 after significant declines in fair value for two consecutive quarters. In our fourth quarter of 2008, we further recorded impairment charges of $25.4 million after global economic conditions deteriorated rapidly and additional securities experienced substantial declines in fair value over two consecutive quarters. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

We have a liability for two qualified deferred compensation plans. We maintain a portfolio of approximately $8.9 million of mutual fund investments under the two plans. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal year 2008, we recorded a loss on investments of $3.6 million and a reduction of compensation expense of $3.6 million. During fiscal year 2007, we recorded gain on investments of $0.9 million and an increase of compensation expense of $0.9 million.

Income Tax (Benefit) Expense

Our income tax benefit from continuing operations was $5.3 million or $0.5% in 2008 compared to tax expense of $41.0 million or 22% of pretax income for 2007. In fiscal year 2008, income tax benefit from continuing operations included a $25.3 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 through 2004. Also included was a one time $6 million R&D tax credit re-enacted by Congress at the end of our third quarter. Excluding these items and the effect on income from the impairment charges for goodwill and auction rate securities, the effective tax rate on income from continuing operations for fiscal year 2008 was slightly lower than fiscal year 2007. The decrease in rate was primarily due to additional income in lower tax jurisdictions.

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

Our income tax expense from continuing operations was $41.0 million or 22% of pretax income for 2007 compared to tax expense of $28.8 million or 16% of pretax income for 2006. In 2006, we recorded the benefit of approximately $13 million related to the loss on the sale of our interest in a cost method investee. Excluding this item, the 2006 tax expense and tax rate would have been comparable to the amounts reported for 2007.

In the third quarter of 2009, approximately $3.3 million of previously established UTBs related to domestic and foreign tax issues may reverse due to the expiration of the statute of limitations for the tax year 2005. The benefit will be recorded as part of income tax expense from continuing operations. Our expected effective tax rate in the first quarter of 2009 is 24.0%.

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

Discontinued Operations and Related Taxes on Discontinued Operations

In fiscal year 2008, we recorded a tax benefit of $24.9 million for a reversal of a previously established uncertain tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. In fiscal 2007, we recorded an additional tax claim by a foreign jurisdiction. We incurred research and defense costs of $0.3 million and ultimately settled the claim for $5.5 million, net of a $3.5 million tax reserve. Therefore discontinued operations were a net loss of $2.3 million for 2007. In fiscal 2006, we reached a settlement relating to remaining patent rights litigation connected with our 2003 Wireless Networking product group sale. After the settlement payment, the remaining accrual of $0.9 million ($0.5 million net of tax) was released and is classified and presented as discontinued operations.

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our year end backlog for 2008 was $86.9 million; as of December 28, 2007, it was $176.4 million; and as of the end of fiscal 2006, it was $117.7 million. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

As we announced via our Fourth Quarter 2008 Earnings press release (filed with our Current Report on Form 8-K on January 23, 2009), we anticipated revenues for the first quarter to be in the range of $105 to $115 million. Based on this outlook, we expected a GAAP loss per share between $0.02 and $0.06. Despite the loss, we also anticipated continued positive free cash flow.

Impact of Inflation and Changing Prices

The semiconductor industry has, for several decades, experienced a phenomenon of continual decline in sales prices per unit. This phenomenon brings unique challenges to managing our business. In order to increase revenues, we must increase units of product made and shipped at a much higher rate than that of the attendant revenue gain. This leads to capacity and production management issues and requires a large investment in research and development to regularly introduce new products that enable us to maintain our average unit selling prices. At the same time we are faced with many fixed costs in our business that increase at the same rate of general inflation in the economy and must be managed carefully and aggressively in order to maintain operating margins. These characteristics of revenue pressure from selling price, the need to invest heavily in research and development and inflation-prone fixed costs means that earning a reasonable return for our shareholders is challenging.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of January 2, 2009 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$27.7	$8.5	$12.7	$6.0	$0.5
Open capital asset purchase commitments	4.9	4.9	—	—	—
Open raw material purchase commitments	102.2	36.4	44.9	20.9	—
Standby letters of credit	2.4	2.4	—	—	—

Total	$137.2	$52.2	$57.6	$26.9	$0.5

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include test, assembly and production equipment. Open raw material purchase commitments includes purchase orders for $11.5 million for externally produced wafers. We utilize standby letters of credit primarily to provide security for various contracts or services such as workers compensation ($1.0 million), environmental items ($1.0 million) and to provide security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

The D2Audio, Kenet and Zilker purchase agreements contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $23.5 million, based on revenue earned through July 2010. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration as of January 2, 2009.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of January 2, 2009, our total shareholders’ equity was $1,025.6 million and we had 312.6 million in cash and short-term securities (see Note 3). We have no debt outstanding.

We have $81.3 million in long-term investments, primarily auction rate securities. These auction rate securities are composed of approximately $59.5 million of insurance based securities and $20.7 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 200 basis points above one month LIBOR.

On October 17, 2008, we established a $75.0 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the three fiscal years ended January 2, 2009 are presented in this summarized table:

	Fiscal Years Ended
	Jan 2, 2009	Dec 28, 2007	Dec 29, 2006
		(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$204	$232	$236
Exercise of stock options and purchases under the employee stock purchase plan	23	124	110

	$227	$356	$346

Uses of Cash
Business improvement investments
Business (acquisitions) and divestitures, net	$(48)	$(48)	$(3)
Capital expenditures, net of sale proceeds	(32)	(18)	(29)

	$(80)	$(66)	$(32)

Returned to shareholders
Stock repurchases	$(155)	$(435)	$(295)
Dividends paid	(60)	(54)	(30)

	$(215)	$(489)	$(325)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$(40)	$363	$32
Net increase (decrease) in cash and cash equivalents	$(108)	$164	$21

In the year ended January 2, 2009, our operational cash (including proceeds from stock plans) was $204 million compared to $232 million in the year ended December 28, 2007, a decrease of $28 million. We used approximately $32 million for capital expenditures and $48 million for acquisitions. We returned $215 million to shareholders in the form of our stock repurchase and dividend programs. Investment balances were reduced by $40 million compared to an increase of $363 million in the year ended December 28, 2007, resulting in net cash used of $108 million overall.

Our aim is to constantly improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock or a combination of both may be issued to fund additional acquisitions to improve our business.

Our cash, cash equivalents and investments, when combined with no outstanding long or short-term debt obligations, give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $50.8 million, or 43%, to $66.6 million as of January 2, 2009 from $117.4 million as of December 28, 2007. This decrease primarily reflects our decreased sales in the fourth quarter of 2008. Sales decreased as problems in the economy resulted in our customers utilizing inventory reserves and reducing orders.

Our inventories increased by $11.0 million, or 11%, to $109.6 million as of January 2, 2009 from $98.7 million as of December 28, 2007. Our days of inventory as of January 2, 2009 significantly exceeded our historical levels due to the extreme decline in revenue we experienced in our fourth quarter of 2008. We intend to reduce inventory days closer to historical levels over the next four quarters.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $32 million for fiscal year 2008, $18 million for fiscal 2007 and $29 million for fiscal 2006. Capital expenditures have focused primarily on the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth. Currently, we expect 2009 capital expenditures to be significantly lower than 2008 as we have completed expanding our production capacity.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or “ESPP”) was $23 million in 2008, a significant decrease from the $124 million received in 2007. We have changed the mix of new share-based equity incentive grants to a larger proportion of restricted and deferred stock units than stock options. Restricted and deferred stock units do not yield cash proceeds from an exercise event as do stock options. Therefore exercised option proceeds will continue to decline over the next several years. Additionally, exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. The recent decline in stock price has resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In October 2008, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on November 21, 2008 to shareholders of record as of the close of business on November 11, 2008. In January 2009, our Board of Directors also declared a dividend of $0.12 per share, to be paid on February 20, 2009 to shareholders of record as of the close of business on February 10, 2009.

Transactions with Related and Certain Other Parties

None

Critical Accounting Policies and Estimates

We consider the following seven accounting estimation processes to be critical to the preparation of our financial statements:

1)	the allowance for collection losses on trade receivables;

2)	distributor, OEM and warranty allowances;

3)	allowances for excess or obsolete inventory;

4)	the assessment of recoverability of goodwill;

5)	accounting for income taxes;

6)	fair value of stock-based compensation; and

7)	fair value of investments.

These estimates involve estimates or judgments that are difficult or subjective and require certain assumptions that, if incorrect, could create changes, including adverse ones, to our statement of operations and financial position.

Allowance for collection losses on trade receivables, or “Receivables Allowance”

	January 2, 2009 ($ in millions)	December 28, 2007 ($ in millions)
Gross trade receivables	$75.1	$124.8
Receivables allowance	(1.6)	(0.6)
Other allowances	(6.9)	(6.8)

Net trade receivables	$66.6	$117.4

Our Receivables Allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not currently indicate the inability to pay but could have such an inability in the future, we maintain an allowance based on a 48-month rolling average of write-offs, which as of January 2, 2009 equaled 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible for various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance based on our evaluation of the ultimate collectability of the account. In the fourth quarter of 2008, we recorded additional specific allowances of $1.0 million for one customer that is more than 90 days past due.

Distributor, OEM and warranty allowances, or “Other Allowances”

Allowances for various eventual customer credits are shown in the table above as “Other Allowances.” This is a combination of distributor, original equipment manufacturer (“OEM”) and warranty allowances. Distributor allowances were $2.1 million and $2.8 million as of January 2, 2009 and December 28, 2007, respectively. Revenue is recognized from sales to our customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are estimates of the amount of price adjustments that will be encountered in the future on inventory held by international distributors as of the balance sheet date. We rely primarily on historical international distributor transactions to estimate these adjustments. The international distributor allowances comprise two components that are reasonably estimable. The first component is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific allowances for our OEM customers, of which various types of returns are the largest component, totaled $3.9 million as of January 2, 2009; warranty allowances, returns for which there are product performance claims, totaled $0.9 million as of January 2, 2009.

Allowances for excess or obsolete inventory, or “Inventory Allowances”

We record our inventories at the lower of cost or market as described in the Notes to the financial statements. As the ultimate market value that we will realize through sales on our inventory cannot be known with exact certainty, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 12 months and no sales forecasted for the next 12 months. We provide an allowance for 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. We conduct reviews of excess inventory on a quarterly basis. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 12 months or have forecasted to sell in the next 12 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete.

For all items identified as excess or obsolete, management reviews the individual facts and circumstances, i.e.: competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory. Inventory allowances totaled approximately $37.7 million on gross inventory of $147.3 million as of January 2, 2009 and $21.0 million on gross inventory of $119.7 million as of December 28, 2007.

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

Assessment of recoverability of goodwill

In accordance with SFAS 142, we perform an annual assessment of goodwill in the fourth quarter of our fiscal year. In 2008, the annual review indicated a substantial decrease in the fair value of our goodwill based on declining stock prices and lower revenue expectations. We recorded an impairment charge of approximately $1,154.7 million against goodwill in the fourth quarter of 2008. We will continue to perform a similar review in the fourth quarter of each year or more frequently if indications of potential impairment exist. See Note 8 for further discussion.

Goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. As of January 2, 2009, we had five reporting units for purposes of this analysis. Step one is to identify potential impairment. We compare the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and Step two is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The amount of impairment loss is the excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be the new accounting basis.

Significant judgment is involved in the determination of fair value for the above analysis. Our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. The use of future discounted cash flows is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required to determine worldwide income tax liabilities. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Our effective tax rate and the actual taxes ultimately payable could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of January 2, 2009, our net deferred tax asset amounted to $82.5 million compared to $77.0 million as of December 28, 2007. This increase is primarily due to net operating loss carryforwards (“NOLs”) arising out of recent acquisitions.

Fair value of stock-based compensation

Under SFAS 123R, the fair value of the grant (compensation cost) is calculated by us on the date of grant using a lattice method. The compensation cost is then amortized straight-line over the shorter of vesting life or requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the expected risk-free interest rate in the market, expected forfeitures of options by employees due to their termination before vesting is fully earned and annualized dividend yield. Volatility is one of the most significant determinants of fair value. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. Expected forfeitures must be estimated to reduce the gross calculation of fair value to an amount expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for each appropriate employee level. Thereafter, as vesting tiers within an option are more frequent until fully vested, forfeitures are no longer estimated but instead recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

Calculating fair value for our options and deferred stock units that have a performance measurement element to them also requires us to estimate the likely actual performance before the performance is complete. We do this by adjusting the forfeiture rate to include the expectation of actual performance at the time the calculation is made for purposes of amortizing the compensation appropriately. Such performance-based instruments, depending upon the term of required performance, may need to be remeasured as frequently as quarterly. See Note 9 to our consolidated financial statements for more information with regard to our performance-based grants.

These estimates of key assumptions are based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material effect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in our reported earnings due to changed facts and circumstances surrounding our use of stock compensation.

Fair Value of Investments

Under SFAS 115, available-for-sale and traded securities are recorded at fair value on the balance sheet. For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield, and appropriate discount rates. We then evaluate each security to determine whether any impairment is temporary or other-than-temporary. Our policy assumes that any substantial decline in value for two consecutive quarters is considered other-than-temporary. Temporary impairments are recorded as a component of other comprehensive income (loss), while other-than-temporary impairments are recorded as a component of non-operating income.

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

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

FASB Staff Position (FSP) FAS 157-3—Clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”—In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit markets are tightening as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We could experience a number of resulting effects, including product delays due to effects experienced by key suppliers; reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility and extreme changes in the earnings and fair value of our investments.

Moreover, in the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments, entered into for purposes other than trading purposes, to manage our exposure to these risks.

Our cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Our investments are primarily held in money market funds and auction rate securities (ARS). Some of these investments are insured for credit risk. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity.

In the first quarter of 2008, we reclassed our short-term auction rate securities to long-term due to the sustained illiquidity of these securities. During 2008, we recorded a $31.8 million impairment of auction rate securities. We further recorded an additional $15.9 million unrealized loss against other comprehensive income and a related tax benefit of $5.1 million, for a net unrealized loss of $10.8 million in accumulated other comprehensive loss. See Notes 2 and 3 to our consolidated financial statements for additional quantitative and qualitative details.

At January 2, 2009, we had open foreign exchange contracts with a notional amount of approximately $20.3 million to hedge forecasted foreign cash flow commitments up to six months. As our hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized as income. Total net gains on foreign exchange contracts were $1.1 million in 2008. Realized and unrealized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. During 2008, we purchased and sold $43.0 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was $0.7 million, as of January 2, 2009. We believe our cash flow hedges have been economically effective. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	January 2, 2009	December 28, 2007
Realized gain (loss) on foreign exchange contracts	$1.2	$(0.3)
Unrealized gain (loss) on foreign exchange contracts	$(0.1)	—
Purchases and sales of foreign exchange contracts	$43.0	$38.1
Notional amount of open contracts as of year end	$20.3	$20.8
Fair value of open contracts as of year end	$0.7	$0.3

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of January 2, 2009 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. See Note 19 to our consolidated financial statements for further discussion.

A substantial majority of our revenues billed outside the U.S. are billed and collected in U.S. dollars. Therefore we do not believe we have material risk to revenues due to currency rate fluctuations between billing and collection of funds for those amounts billed in other currencies.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries as of January 2, 2009 and December 28, 2007 and the related consolidated statements of operations, comprehensive (loss) income and cash flows for each of the years in the three-year period ended January 2, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of January 2, 2009 and December 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective December 30, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

March 2, 2009

Orlando, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intersil Corporation.:

We have audited Intersil Corporation’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended January 2, 2009 and the related schedule, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

March 2, 2009

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2009	December 28, 2007
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$215,625	$323,403
Short-term investments	97,008	160,427
Trade receivables, net of allowances ($8,532 as of January 2, 2009 and $7,374 as of December 28, 2007)	66,607	117,421
Inventories	109,644	98,650
Prepaid expenses and other current assets	9,467	9,041
Deferred income taxes	35,489	39,543

Total Current Assets	533,840	748,485
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($173,866 as of January 2, 2009 and $167,509 as of December 28, 2007)	112,825	109,633
Purchased intangibles, net of accumulated amortization ($52,113 as of January 2, 2009 and $39,850 as of December 28, 2007)	29,041	29,910
Goodwill	313,729	1,445,778
Long-term investments	81,301	19,108
Deferred income taxes	46,994	37,455
Other	15,860	14,618

Total Non-current Assets	599,750	1,656,502

Total Assets	$1,133,590	$2,404,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$22,264	$40,234
Accrued current and retirement compensation	30,461	39,504
Deferred net revenue	10,638	10,259
Other accrued expenses	37,256	12,676
Non-income taxes payable	3,319	3,498
Income taxes payable	4,012	19,267

Total Current Liabilities	107,950	125,438

Non-current Liabilities
Income taxes payable	—	40,670

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 121,626,122 and 126,990,547 shares issued and outstanding as of Jan. 2, 2009 and Dec. 28, 2007, respectively	1,216	1,270
Additional paid-in capital	1,797,072	1,906,179
Accumulated deficit/Retained earnings	(764,262)	333,528
Accumulated other comprehensive loss	(8,386)	(2,098)

Total Shareholders’ Equity	1,025,640	2,238,879

Total Liabilities and Shareholders’ Equity	$1,133,590	$2,404,987

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	(in thousands, except share and per share amounts)
Revenue	$769,675	$756,966	$740,597
Cost of revenue	370,274	325,372	315,734

Gross profit	399,401	431,594	424,863
Operating costs, expenses and other income
Research and development	143,583	134,374	126,458
Selling, general and administrative	124,281	131,914	137,105
Impairment of goodwill	1,154,676	—	—
Amortization of purchased intangibles	12,176	10,723	9,468
In-process research and development	3,037	2,660	—
Restructurings and other related activities	8,685	—	—

Operating (loss) income	(1,047,037)	151,923	151,832
Interest income, net	14,655	30,911	29,711
(Loss) gain on certain investments, net	(35,429)	870	(1,367)

(Loss) income from continuing operations before income taxes	(1,067,811)	183,704	180,176
Income tax (benefit) expense from continuing operations	(5,309)	40,965	28,828

(Loss) income from continuing operations	(1,062,502)	142,739	151,348
Discontinued operations
(Loss) income from discontinued operations before income taxes	—	(288)	851
Income tax (benefit) expense from discontinued operations	(24,942)	1,975	322

Income (loss) from discontinued operations	24,942	(2,263)	529

Net (loss) income	$(1,037,560)	$140,476	$151,877

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(8.59)	$1.08	$1.08
Income (loss) from discontinued operations	0.20	(0.02)	0.01

Net (loss) income	$(8.39)	$1.06	$1.09

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(8.59)	$1.07	$1.06
Income (loss) from discontinued operations	0.20	(0.02)	0.01

Net (loss) income	$(8.39)	$1.05	$1.07

Weighted average common shares outstanding (in millions):
Basic	123.7	132.5	139.9

Diluted	123.7	134.0	142.4

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	($ in thousands and net of associated tax effects)
Net (loss) income	$(1,037,560)	$140,476	$151,877
Currency translation adjustments	608	501	1,086
Unrealized losses on available-for-sale investments, net of tax benefit of $3,684 and $1,388	(6,896)	(3,894)	—

Comprehensive (loss) income	$(1,043,848)	$137,083	$152,963

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	($ in thousands)
OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(1,062,502)	$142,739	$151,348
Adjustments to reconcile net(loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,761	31,172	31,880
Impairment of goodwill	1,154,676	—	—
Impairment of assets held for sale	2,115	—	—
Stock-based compensation	30,787	44,296	48,056
Tax benefit from stock options and awards exercised	6,274	20,728	33,140
Excess tax benefit received on exercise of stock-based awards	(931)	(7,840)	(9,802)
Provisions for inventory obsolescence	26,162	5,944	5,165
Write-off of in-process research and development	3,037	2,660	—
Loss on certain investments	31,797	—	1,892
(Gain) loss on sale of property and equipment	87	(2,091)	(493)
Deferred income taxes	(3,087)	3,380	7,732
Net income (loss) from discontinued operations	24,942	(2,263)	529
Changes in operating assets and liabilities:
Trade receivables	51,074	(18,707)	1,743
Inventories	(35,846)	(9,620)	(10,500)
Prepaid expenses and other current assets	(1,240)	3,250	(1,461)
Trade payables and accrued liabilities	(3,370)	4,043	(3,235)
Income taxes	(55,925)	15,148	(22,760)
Other, net	1,087	(451)	2,758

Net cash provided by operating activities	203,898	232,388	235,992
INVESTING ACTIVITIES:
Proceeds from sales of auction rate securities	29,275	759,985	657,810
Purchases of auction rate securities	(2,500)	(535,250)	(694,147)
Proceeds from sales or maturities of short-term investments	9,911	88,136	156,567
Purchases of short-term investments	(80,000)	—	(11,275)
Proceeds from sales or issuer calls of long-term investments	2,000	85,471	10,000
Purchases of long-term investments	—	(36,171)	(88,384)
Cash paid for acquired businesses, net of acquired cash	(47,955)	(47,995)	—
Other cash flows resulting from divestitures	—	—	(2,716)
Proceeds from sales of property, plant and equipment	123	5,904	1,419
Purchases of property, plant and equipment	(31,873)	(24,109)	(31,087)

Net cash (used in) provided by investing activities	(121,019)	295,971	(1,813)
FINANCING ACTIVITIES:
Proceeds from exercise of stock-based awards	22,166	115,699	92,552
Excess tax benefit received on exercise of stock-based awards	931	7,840	9,802
Proceeds from exercise of warrants	—	—	7,827
Dividends paid	(59,823)	(53,440)	(29,439)
Repurchase of outstanding common shares	(154,998)	(434,990)	(294,995)

Net cash used in financing activities	(191,724)	(364,891)	(214,253)
Effect of exchange rates on cash and cash equivalents	1,067	997	1,315

Net (decrease) increase in cash and cash equivalents	(107,778)	164,465	21,241
Cash and cash equivalents as of the beginning of the period	323,403	158,938	137,697

Cash and cash equivalents as of the end of the period	$215,625	$323,403	$158,938

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Unearned Compensa tion	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in thousands)
Balance as of December 30, 2005	$1,411	$2,312,663	$124,779	$(9,455)	$209	$—	$2,429,607
Net income	—	—	151,877	—	—	—	151,877
Dividends paid, $0.21 per common share	—	—	(29,439)	—	—	—	(29,439)
Adoption of SFAS 123R	—	(9,455)	—	9,455	—	—	—
Stock based compensation expense	—	48,530	—	—	—	—	48,530
Shares issued under share based award plans, plus related tax benefit	59	104,683	—	—	—	—	104,742
Shares issued due to warrant exercises, net of taxes	5	10,101	—	—	—	—	10,106
Foreign currency translation	—	—	—	—	1,086	—	1,086
Shares repurchased and retired	(116)	(294,880)	—	—	—	—	(294,996)

Balance as of December 29, 2006	$1,359	$2,171,642	$247,217	$—	$1,295	$—	$2,421,513
Net income	—	—	140,476	—	—	—	140,476
Dividends paid, $0.40 per common share	—	—	(53,372)	—	—	—	(53,372)
Dividends accrued to Award holders prior to vesting	—	—	(793)	—	—	—	(793)
Stock based compensation expense	—	44,305	—	—	—	—	44,305
Shares issued under share based award plans, plus related tax benefit	63	125,070	—	—	—	—	125,133
Foreign currency translation	—	—	—	—	501	—	501
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	(3,894)	—	(3,894)
Shares repurchased and retired	(152)	(434,838)	—	—	—	—	(434,990)

Balance as of December 28, 2007	$1,270	$1,906,179	$333,528	$—	$(2,098)	$—	$2,238,879
Net loss	—	—	(1,037,560)	—	—	—	(1,037,560)
Dividends paid, $0.48 per common share	—	—	(59,587)	—	—	—	(59,587)
Dividends accrued to Award holders prior to vesting	—	—	(643)	—	—	—	(643)
Stock based compensation expense	—	30,727	—	—	—	—	30,727
Shares issued under share based award plans, plus related tax benefit	17	15,093	—	—	—	—	15,110
Foreign currency translation	—	—	—	—	608	—	608
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	—	(6,896)	—	(6,896)
Shares repurchased and retired	(71)	(154,927)	—	—	—	—	(154,998)

Balance as of January 2, 2009	$1,216	$1,797,072	$(764,262)	$—	$(8,386)	$—	$1,025,640

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization: Markets and Products

Intersil Corporation is a global designer and manufacturer of high performance analog integrated circuits for applications in the high-end consumer, industrial, communications and computing electronics markets.

High-end consumer products: gaming, light sensors, optical storage, displays and handheld products. High-end consumer products target high growth applications such as electronic game systems, DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, data converters and smart cell phones. High-end consumer products accounted for 25%, 29% and 27% of sales in fiscal years 2008, 2007, and 2006, respectively.

Industrial products: operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. Industrial products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. Industrial products represented 22%, 23% and 25% of sales in fiscal years 2008, 2007, and 2006, respectively.

Communications products: line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (digital subscriber line), home gateway, satellite, networking, cellular base station and networking/switching equipment. Communications products accounted for 22%, 21% and 24% of sales in fiscal years 2008, 2007, and 2006, respectively.

Computing products: desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 31%, 27% and 24% of sales in fiscal years 2008, 2007, and 2006, respectively.

Basis of Presentation

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The current year includes an extra week in the second quarter and 53 weeks for the total fiscal year ending on January 2, 2009. All other fiscal years presented herein contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

The consolidated financial statements include the accounts of Intersil Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents—Cash equivalents in the consolidated balance sheets and statements of cash flow consist of liquid debt securities with insignificant interest rate risk and with original maturities of three months or less at the time of purchase. Investments with maturities over three months at the time of purchase are classified as short-term investments.

Short and Long-term Investments—We continually monitor our positions with and the credit quality of the governmental and financial institutions that issue our investments. We enter into transactions only with issuers that have a long-term debt rating of no less than AA by Standard & Poor’s and Aa2 by Moody’s. For short-term debt (a maturity date less that 365 days), the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, we limit the amount of investment credit exposure with any one issuer. Investments are classified as short-term or long-term on the balance sheet based on whether they mature within one year (short-term) or more than one year (long-term).

Available-for-Sale (“AFS”) Investments—Investments designated as available-for-sale (AFS), which include marketable debt securities, are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses that are determined to be other-than-temporary are recorded in loss (gain) on certain investments in our consolidated statement of operations. AFS securities are generally presumed to be other-than-temporarily impaired if the fair value is significantly less than cost basis for two consecutive quarters. See Note 3.

Held-to-Maturity (“HTM”) Investments—Investments designated as held to maturity (HTM), which include marketable debt securities with maturities of greater than three months, are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary. Management deems its unrealized losses to be temporary when there are short periods until the related investments mature, the issuers are deemed highly creditworthy and we have ability and intent to hold the investments until maturity at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” and those beyond one year are contained in the balance sheet line item “Long-term investments.” See Note 3.

Trading Investments—Trading investments consists exclusively of a portfolio of marketable mutual funds under two qualified deferred employee compensation plans. We also have a liability recorded for the deferred compensation plans. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on certain investments and we record changes in the liability in selling, general and administrative expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations. See Note 3.

Financial Derivatives—We hold derivative financial instruments to manage currency risks. Our derivative instruments are recorded at fair value and are included in other current assets. We account for these instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives not designated as hedges are recognized currently in earnings and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in cost of revenue. Premiums paid for option contracts that are not exercised are written off at the time of expiration. See Note 19.

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. As of January 2, 2009, we maintained an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% as of December 28, 2007) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of sales. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

Inventories—Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the First-In-First-Out (FIFO) method) or market. Inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Standard cost is used to relieve inventory and charge cost of revenues upon the related sale. Cost elements include purchased and manufactured materials, direct and indirect labor, plant overheads, contracted services such as test, assembly and packaging and shipping costs. Also included in inventory are immaterial amounts of allocated administrative costs. See Note 5.

Property, Plant and Equipment—Buildings, machinery and equipment are carried at cost, less depreciation and impairment charges, if any. We expense repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity. Depreciation is computed using the straight-line method over the estimated useful life of the asset. We lease certain facilities under operating leases and record the effective rental expense in the appropriate period on the straight-line method. See Note 6.

Revenue Recognition—Except for North American (“domestic”) distributors and certain royalty arrangements, revenue is generally recognized when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Customers typically provide a customer request date (CRD) which indicates the preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD and recognize revenue from the sale of such products at the time of shipment. Our intent is that such deliveries are made not more than ten days in advance of CRD. Shipments to domestic distributors are made under agreements which provide for certain pricing credits and limited product return privileges.

Given the uncertainties associated with the levels of returns and credits that may be issued to domestic distributors, we defer recognition of those sales until the domestic distributors sell the merchandise. We relieve inventory and record a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The gross profit to be derived from these sales is shown under current liabilities on the balance sheet as “Deferred net revenue” until such time as the distributor confirms a final sale to its end customer.

The following table summarizes the deferred net revenue balance:

Deferred net revenue: North American distributor and certain royalties	January 2, 2009 ($ in millions)	December 28, 2007 ($ in millions)
Deferred revenues	$14.0	$13.6
Deferred cost of revenues	3.4	3.3

Deferred net revenue	$10.6	$10.3

Sales to international distributors are made under agreements which permit limited stock return privileges and pricing credits. Revenue on these sales is recognized upon shipment, at which time title passes. We estimate international distributor returns and pricing credits based on historical data and current business expectations and provide an allowance based on these estimated returns. The international distributor allowances are made up of two components that are reasonably estimable:

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

Revenues are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Such amounts are classified in “Allowances to trade receivables” on the face of the accompanying balance sheets. Accommodation returns are those we are not contractually obligated to accept for credit. We believe we can make reasonable and reliable estimates of future returns and price protections, other than those aforementioned for the domestic distributors, because these sales reductions are relatively small and predictable.

For fiscal year 2008, gross revenues were approximately $816 million and various returns, allowances and deferrals as noted above were approximately $46 million. For fiscal year 2007, gross revenues were approximately $797 million and various returns, allowances and deferrals as noted above were approximately $40 million. For fiscal year 2006, gross revenues were approximately $769 million and various returns, allowances and deferrals as noted above were approximately $29 million.

Research and Development—Research and development costs, consisting of the cost of designing, developing and testing new or significantly enhanced products are expensed as incurred.

Loss Contingencies—Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigation, our practice is to include an estimate of legal costs to defend.

Retirement Benefits—We provide retirement benefits to substantially all employees primarily through a defined contribution plan to which both Intersil and its employees contribute (a 401(k) Plan under Internal Revenue Code Section 401(k)). Contributions by Intersil are based on a dollar-for-dollar match of employees’ contributions up to a certain predetermined percentage. Employees fully vest in the matching contributions after five years of service.

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability (“retiree benefit plan”). During 2003, our Board approved a change to the retiree benefit plan whereby benefits were terminated in 2008. We accrued the estimated cost of these medical benefits during an employee’s active service life. Expenses related to this plan were $-0- during 2008, 2007 and 2006, respectively. The accrued liability related to the unfunded limited healthcare plan was $-0- as of January 2, 2009 and December 28, 2007, respectively.

We provide retirement benefits under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $3.6 million and $3.5 million as of January 2, 2009 and December 28, 2007, respectively.

Retirement plans expense from continuing operations was $5.7 million, $4.9 million and $4.6 million for 2008, 2007 and 2006, respectively, which is primarily the matching contributions to employees’ 401(k) accounts.

Income Taxes—We follow the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes,” and its subsequent modifications and interpretations, which include FIN 48, which was adopted in fiscal 2007. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. See Note 15 for disclosures and information regarding our income tax accounting and recorded balances.

Asset Impairment—We account for long-lived asset impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. We recognize impairment losses on long-lived assets when indicators of impairment exist and our estimate of undiscounted cash flows generated by those assets is less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Goodwill and intangibles—Pursuant to SFAS 142, we perform an annual impairment review of intangibles during the fourth quarter of each year (or more frequently if indicators of impairment exist). In 2008, our impairment reviews indicated an impairment of goodwill and consequently we recorded an impairment charge of $1,154.7 million in our consolidate statement of operations. No impairment charges were recorded in 2007 or 2006. See Note 8 for further discussion.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit. We have one operating segment (reportable segment) with five reporting units for 2008.

Step one is identification of potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

Step two is measurement of the amount of impairment loss. This involves comparison of the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. Once a goodwill impairment loss is recognized, the adjusted carrying amount becomes the accounting basis.

Other Comprehensive (Loss) Income—Comprehensive (loss) income is the change in shareholders’ equity that is not the result of investments by or distributions to shareholders. Our comprehensive (loss) income elements are as follows.

Currency translation adjustments—Our international subsidiaries predominately use the appropriate local currency in their businesses. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity, Accumulated Other Comprehensive Income (Loss) (AOCI). Cumulative translation adjustments in AOCI were $2.4 million, $1.8 million and $1.3 million as of January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

Unrealized losses on AFS investments—Unrealized losses from investment securities classified as AFS that are deemed to be temporary in nature are recognized by a charge to AOCI in accordance with SFAS 115. As more fully described in Note 3, we recorded charges in 2008 and 2007 relating to unrealized losses on our auction rate securities.

Loss (Earnings) Per Share—Loss (earnings) per share is computed and presented in accordance with SFAS 128, “Earnings per Share” and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. See Note 10.

Segment Information—We operate and account for results in one reportable segment. We design, develop, manufacture and market high performance integrated circuits. The Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Restructuring—SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. Also, in accordance with the provisions of SFAS 112, we record restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered. See Note 11.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense from continuing operations was $5.8 million, $5.9 million and $7.0 million for 2008, 2007 and 2006, respectively. There are no prepaid advertising costs in any period presented.

Credit line—On October 17, 2008, we established a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Stock-based Compensation—See Note 9.

NOTE 3—INVESTMENTS

Investments are classified as short-term or long-term on the balance sheet based on whether they mature within one year (short-term) or more than one year (long-term).

Short-term investments consisted of the following as of the dates set forth below (in millions):

	January 2, 2009		December 28, 2007		2008 Maturity range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
State and municipality issued debt (HTM)	$17.0	$17.1	$9.9	$10.0	< 1
Bank time deposits (AFS)	80.0	80.0	—	—	< 1
Auction rate securities (AFS)(1)	—	—	155.8	150.5

Total amortized cost	97.0	$97.1	165.7	$160.5

Temporary impairment of certain auction rate securities(1)	—		(5.3)

Total carrying value	$97.0		$160.4

(1)	We reclassified our auction rate securities (ARS) to long-term from short-term in 2008 due to the sustained illiquidity of the securities.

Long-term investments consisted of the following as of the dates set forth below (in millions):

	January 2, 2009		December 28, 2007		2008 Maturity range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
Federal agency debt (HTM)	$—	$—	$2.0	$2.0	—
State and municipality issued debt (HTM)	—	—	17.1	17.2	—
Preferred stock (AFS)	1.1	1.1			N/A
Auction rate securities (AFS)	96.1	80.2	—	—	13-43

Total amortized cost	97.2	$81.3	19.1	$19.2

Temporary impairment of certain auction rate securities	(15.9)		—

Total carrying value	$81.3		$19.1

We classify auction rate securities (ARS) as available-for-sale and record them at fair value. During 2008, certain of these securities experienced substantial declines in value for two consecutive quarters. For this reason, we recorded a $31.8 million impairment charge on these securities in 2008, included in (loss) gain on certain investments. The amortized cost of these securities is reduced by the recognized loss of $31.8 million. In the fourth quarter of 2008, approximately $1.1 million of our auction rate securities (net of impairment recorded of $10.9 million) were converted to preferred stock.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of January 2, 2009 and December 28, 2007 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of January 2, 2009	$20.7	$(4.7)	$59.5	(11.2)	$80.2	$(15.9)

Auction rate securities as of December 28, 2007	$98.3	$(5.3)	—	—	$98.3	$(5.3)

We have recorded a total unrealized loss of $15.9 million and a related deferred tax benefit of $5.1 million, for a net unrealized loss of $10.8 million in accumulated other comprehensive loss. We have concluded this decline is not other-than-temporary for the following reasons:

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

Trading investments—consisted of the following as of the dates set forth below:

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

	January 2, 2009	December 28, 2007	December 29, 2006
	(in millions)
By consolidated statement of operations line item
(Loss) gain on certain investments, net	$(3.6)	$0.9	$0.5

Selling, general and administrative	$(3.6)	$0.9	$0.5

	January 2, 2009	December 28, 2007
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$8.9	$11.6

Deferred compensation liability	$8.9	$11.6

Note 4—Fair Value Measurements

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

Level 1—Quoted prices in active markets which are unadjusted and accessible as of the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3—Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

	Fair Value as of January 2, 2009 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading investments	$8.9	$7.2	$1.7	—
Available-for-sale securities	161.3	80.0	—	$81.3
Held to maturity securities	17.1	—	17.1	—
Foreign exchange contracts	0.7	—	0.7	—

	$188.0	$87.2	$19.5	$81.3

For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield, and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs as of January 2, 2009 (in millions.)

AFS Securities
Beginning balance	—
Transfers in	$150.5
Purchases	2.5
Sales	(29.3)
Recognized losses	(31.8)
Unrealized gains (losses)	(10.6)

Ending balance	$81.3

Recognized losses are included in (loss) gain on certain investments in the consolidated statement of operations.

NOTE 5—INVENTORIES

Inventories are summarized below (in thousands):

	January 2, 2009	December 28, 2007
Finished products	$34,950	$30,368
Work in process	70,723	64,268
Raw materials and supplies	3,971	4,014

Total inventories	$109,644	$98,650

At January 2, 2009 and December 28, 2007, Intersil was committed to purchase $11.5 million and $21.2 million, respectively, of raw material inventory from suppliers.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	January 2, 2009	December 28, 2007
Land	$1,790	$1,790
Buildings and leasehold improvements	51,153	49,095
Machinery and equipment	233,768	226,257

Total property, plant and equipment	286,711	277,142
Accumulated depreciation and leasehold amortization	(173,886)	(167,509)

Total property, plant and equipment, net	$112,825	$109,633

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between 3 and 8 years. Depreciation and amortization expense was $22.5 million, $20.5 million and $22.4 million for fiscal years 2008, 2007 and 2006, respectively.

In 2008, we reclassified $2.6 million of certain equipment as held for sale and recorded a loss of $2.1 million to record these assets at their estimated fair value less cost to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This loss was recorded in the cost of revenue line item in our consolidated statement of operations. We do not record depreciation on assets held for sale.

In 2006, we vacated certain buildings on our Florida operations site with a plan to dispose of the buildings and certain land at that site. Accordingly, we reclassified the net book value of the assets to “Held for Sale” status in the financial statements. During the quarter ended March 30, 2007, we sold most of the land and all of the buildings thereon that had been reclassified to “Held for Sale” status. Net proceeds from the sale was $4.0 million and we recorded a gain of $0.2 million from the sale after recognition of an $0.8 million accrual for costs to be incurred subsequent to the sale to effect a severance and reintegration of certain utility services between the parcel sold and the remaining property on the site. The gain on the sale is classified in the line item “Selling, general and administrative” in the consolidated Statement of Operations for the year ended December 28, 2007. The remaining balance in Held for Sale status, consisting of non-depreciable land with a carrying value of $0.2 million, was reclassified into Property, Plant and Equipment in the first quarter of 2007 because we no longer intend to dispose of that parcel.

NOTE 7—ACQUISITIONS

During the third quarter of 2008, we purchased D2Audio Corporation (“D2Audio”) and Kenet, Incorporated (“Kenet”). D2Audio was a privately-held fabless semiconductor company with leading technology in the design of digital audio power amplifiers. Kenet was a privately-held, fabless semiconductor company with leading technology in the design of high-speed, extremely low power data converters. During the fourth quarter of 2008, we purchased Zilker Labs, a privately-held, fabless semiconductor company with technology leadership in high efficiency digital power integrated circuits.

The purchase consideration for the three acquisitions was $43.2 million in cash paid to complete the mergers, net of cash and cash equivalents received for the three companies, and for professional fees and the assumption of certain liabilities. The purchase consideration is subject to change depending on the final purchase accounting. Based on our preliminary evaluations, which are expected to be completed no later than the third quarter of fiscal year 2009, the acquisitions included approximately $11.4 million of definite-lived intangible assets, which will be amortized over five to seven years, and goodwill of approximately $19.0 million. In addition, approximately $3.0 million of in-process research and development (“IPR&D”) was expensed as a result of the acquisitions.

In September 2007, we acquired all of the outstanding capital stock of Planet ATE, Inc. (“Planet ATE”) for $45.9 million in cash (net of cash and cash equivalents acquired). Planet ATE was a U.S.-based, fabless semiconductor supplier to the automated semiconductor test equipment market which expands our product offering and served available markets. Also in September 2007, we purchased an analog chip design center in Hyderabad, India (“Hyderabad Design”) from a U.S.-based company for $2.1 million in cash. Hyderabad Design complements our existing design operations in India and expands engineering resources and skills to increase product development and accelerate growth opportunities. Approximately $2.7 million of in-process research and development was expensed as a result of the fiscal year 2007 acquisitions.

The results of operations of all acquirees, which are immaterial, are included in our consolidated statements of operations from the respective dates of the acquisitions.

The preliminary allocation of the aggregate purchase price is summarized as follows:

	Purchases in 2008	Purchases in 2007
	(in millions)
Intangible assets:
Definite-lived: developed technologies	$8.7	$5.5
Definite-lived: other	2.7	5.3
Indefinite-lived: goodwill	19.0	29.6
Deferred tax assets	11.8	-0-
Other tangible net assets, excluding cash and cash equivalents	(2.0)	4.9
In-process research and development	3.0	2.7

Total purchase price, net of cash and cash equivalents acquired	$43.2	$48.0

The definite-lived developed technology purchased will be amortized over a five-year life.

Other definite-lived intangible assets include backlog, customer relationships, intellectual property and an employment agreement with the former CEO of Planet ATE. These assets have amortization lives ranging from six months to seven years with a weighted average of 4.8 years.

We are responsible for the preliminary and final valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased research and development is written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Included in the purchase price is a $4.1 million liability recorded as holdback from the consideration at the initial closing of the three purchases in 2008 representing an amount that may be used to cover costs that arise in connection with the representations and warranties made by the management of each company. This holdback, or some portion thereof, may be payable within one year to 18 months of the acquisition dates based on such costs. Additional consideration of $4.6 million for a holdback provision was paid in the third quarter of 2008 for the purchase of Planet ATE in 2007. This amount was recorded as an increase in goodwill.

All three 2008 purchase agreements contain provisions for additional consideration to the former stockholders of the businesses if revenues during a defined period exceed a base amount. The maximum payout under all provisions is $23.5 million, based on excess revenue through July 2010. No amount for additional consideration was recorded at the time of the acquisition. The amount of the additional consideration, if any, that is earned based on the excess revenue provisions of the agreements will be recorded as an increase in goodwill at the time the contingency is resolved.

The Planet ATE purchase agreement also contained a provision for additional consideration to the former stockholders of that business. This additional consideration was a performance-based measurement that is a multiple of the net revenues of or attributed to Planet ATE during the period from October 1, 2007 to December 31, 2008 with a maximum additional payment of $12 million. Revenues related to Planet ATE did not meet the minimum requirements and no amount is due under the agreement.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities, individually and in the aggregate.

NOTE 8—INTANGIBLE ASSETS

Purchased intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of five years. Amortization expense on intangible assets from continuing operations was $12.3 million, $10.7 million and $9.5 million for 2008, 2007 and 2006, respectively.

Expected amortization expense by year to the end of the current amortization schedule is the following:

(in millions)
To be recognized in:
Fiscal year 2009	11.5
Fiscal year 2010	7.7
Fiscal year 2011	4.6
Fiscal year 2012	3.6
Fiscal year 2013	1.6

Total expected amortization expense	$29.0

Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment:

	Year Ended
	January 2, 2009	December 28, 2007
	(in thousands)
Goodwill balance as of beginning of period	$1,445,778	$1,419,781
Purchase of Planet ATE	3,810	27,495
Purchase of Hyderabad Design	—	2,099
Purchase of Kenet	18,971	—
Goodwill adjustment resulting from purchase of Elantec Inc.	(39)	(2,320)
Goodwill adjustment resulting from purchase of Xicor	(115)	(1,277)
Impairment charge	(1,154,676)	—

Goodwill balance as of end of period	$313,729	$1,445,778

The decrease to the Elantec and Xicor-related goodwill in both years resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. The increase to Planet ATE goodwill related to the $4.6 million holdback provision offset by adjustments to the deferred tax assets recorded in the purchase. See Note 7 relating to acquisitions for further discussion.

We recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter of 2008, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2008, we had five reporting units for purposes of the analysis—analog and mixed signal, computing, consumer, industrial and communication, and specialty. The first step of the goodwill impairment test (Step one) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (Step Two) is performed to measure the amount of impairment loss, if any.

We performed our annual testing for impairment of goodwill as of the beginning of our fourth fiscal quarter of 2008. In accordance with FAS 142, we performed Step one for each of our reporting units and determined that three reporting units indicated potential impairment. We then performed Step two, which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting units to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

For the purposes of this analysis, our estimates of fair value were based on an equal weighting of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill as of October 4, 2008, we recorded an initial goodwill impairment charge of $862.5 million in the fourth quarter of 2008.

Further, during the fourth quarter of 2008, we concluded that sufficient indicators existed to require us to perform another goodwill impairment analysis as of November 28, 2008. We made this determination based upon a combination of factors, including the significant and sustained decline in our market capitalization below our book value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the fourth quarter of 2008 and illiquidity in the overall credit markets. Step one of the analysis as of November 28, 2008 also indicated potential impairment for three of our reporting units and we further performed the Step two allocation of the fair value of the reporting units to the reporting units assets and liabilities (including both recognized and unrecognized intangible assets.)

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill, we recorded an additional impairment charge of $292.2 million.

Goodwill as of January 2, 2009 was $313.7 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

The adjusted carrying amount of goodwill will be the new accounting basis.

We review long-lived assets, including intangible assets subject to amortization, which are our developed technology, backlog, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fourth fiscal quarter of 2008, we tested our long-lived assets for impairment and determined that there was no impairment.

NOTE 9—STOCK-BASED COMPENSATION

Overview—Effective December 31, 2005 (fiscal 2006), we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective application method as our transition method. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Share-based Payment Arrangements—At January 2, 2009, our 2008 Equity Compensation Plan (2008 Plan) included several available forms of stock compensation of which only stock options (Options) and stock awards (Awards) have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, we have issued Options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). We also have the 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil common stock. These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of January 2, 2009	Shares Available for Issuance at January 2, 2009
	(shares in thousands)
1999 Plan	36,250	14,727	—
2008 Plan	12,300	1,142	10,658
Acquired Plans	—	1,771	—
ESPP	2,533	—	297

	51,083	17,640	10,955

The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates. Those dates are the last trading day in March and September, with settlement in the following respective month. In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 16,667 shares on any purchase date.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—We estimate the fair value of each Option as of the date of grant using a lattice model. The fair value of Awards as of the date of grant is the fair market value of our common stock on that date. The ESPP fair value is the amount of the discount the employee obtains as of the date of the purchase transaction.

Under SFAS 123R, the fair value of an Option grant (compensation cost) is calculated by us on the date of grant using a lattice model. This compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See the table below for a presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. Our expected volatility is estimated from a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changed facts and circumstances surrounding our use of stock compensation.

For Options granted in fiscal year 2008 and 2007, we estimated the fair value of each Option as of the date of grant using a lattice model with the following assumptions:

	Year ended January 2, 2009	Year Ended December 28, 2007
Range of expected volatilities	35.2 – 51.5%	32.7% – 37.1%
Weighted average volatility	38.2%	33.2%
Range of dividend yields	1.69 – 5.63%	0.99 – 1.57%
Weighted average dividend yield	2.25%	1.42%
Range of risk-free interest rates	2.1 – 3.2%	3.1 – 4.9%
Range of expected lives, in years	3.3 – 5.7	3.3 – 4.3

Most Options granted under the 1999 and 2008 Plans since April 2004 vest ratably over four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For Awards, the expected life for amortization of the grant date fair value is the vesting term, generally three years in the case of deferred stock units and four years in the case of restricted stock units.

Information Regarding Options and Awards—Information about Options and Awards as of January 2, 2009 and activity for Options and Awards for the three fiscal years then ended is presented below:

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)			(in thousands)	(in millions)	(in millions)
Outstanding as of December 30, 2005	23,613	$20.03	6.2	329
Granted	6,194	27.83		545
Exercised(1)	(5,626)	15.61		(37)
Canceled	(2,102)	23.02		(88)

Outstanding as of December 29, 2006	22,079	$23.06	5.3	749
Granted	2,520	27.09		867
Exercised(1)	(5,923)	18.72		(145)
Canceled	(1,308)	23.13		(60)

Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted	2,385	23.21		1,080
Exercised(1)	(1,178)	15.78		(343)
Canceled	(2,843)	31.15		(240)

Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908	$21.7	$53.6

As of January 2, 2009
Exercisable/vested(1)	10,896	$23.79	2.9	54	$3.2	—
Unexercisable/unvested	4,836	$25.18	5.5	1,854	$18.5	$53.6
Number vested and expected to ultimately vest	15,679	$24.24	3.7	1,807	$20.6

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of January 2, 2009 were 54,000 shares as shown in the Awards column as Exercisable/vested.

	Options	Awards	Aggregate
Weighted average fair value per share of awards granted in fiscal year 2008	$6.01	$23.16	$11.35

The weighted average recognition period for this compensation cost is 2.5 years. As of January 2, 2009, the unrecognized compensation cost expected to be recognized over a period of 4.0 actual years is as follows:

(in millions)
To be recognized in:
Fiscal year 2009	$26.4
Fiscal year 2010	17.2
Fiscal year 2011	8.0
Fiscal year 2012	2.0

Total unrecognized compensation cost	$53.6

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

Exercise Price Ranges	Options Outstanding	Options Outstanding —Weighted Average Remaining Contract Lives (Yrs.)	Options Outstanding —Weighted Average Exercise Price (per share)	Options Vested	Options Vested— Weighted Average Exercise Price (per share)
	(in thousands)			(in thousands)
$ 1.10 – $17.44	3,169	3.4	$13.69	2,590	$13.64
$17.50 – $24.44	3,168	3.7	$21.73	2,412	$21.30
$24.65 – $26.42	3,203	4.7	$25.91	1,685	$25.53
$26.50 – $29.30	4,823	4.1	$28.19	3,051	$28.28
$29.48 – $79.01	1,369	3.0	$36.36	1,154	$37.25

As of January 2, 2009	15,732		$24.21	10,892	$23.79

Our ESPP has purchase settlement dates in the second and fourth quarters. The ESPP does not have a lookback option provision.

Additional Disclosures	Year ended January 2, 2009	Year ended December 28, 2007	Year ended December 29, 2006
	(in millions, except share data)
Shares issued under the employee stock purchase plan	328,122	202,500	110,368

Aggregate intrinsic value of stocks options exercised	$11.5	$65.7	$68.2

We issue new shares of common stock upon the exercise of Options.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested Options and Awards as of January 2, 2009 and changes during the fiscal year then ended:

	Options Unvested	Options—Weighted Average Grant Date Fair Values	Awards Unvested	Awards—Weighted Average Grant Date Fair Values
	(in thousands)
Unvested at December 28, 2007	6,359	$8.18	1,313	$26.65
Granted	2,385	$6.08	1,079	$23.16
Vested	(3,172)	$8.03	(299)	$24.62
Forfeited	(735)	$7.89	(240)	$26.33

Unvested as of January 2, 2009	4,837	$7.25	1,853	$24.99

Acceleration of Vesting—On October 11, 2005, when the stock price closed at $20.19, we accelerated all Options with exercise prices of $22 per share and higher that were held by active employees and granted more than one year prior to the acceleration. This resulted in a pro-forma $17.5 million of expense, net of tax. We accelerated the vesting in order to avoid recognizing the related compensation expense in operations upon the effective and adoption date of SFAS 123R. As a result, Options to purchase approximately 1.8 million shares became exercisable immediately. Of this $17.5 million, which represents three years of charges with regard to the affected shares, approximately $10.0 million, $7.2 million and $0.3 million would have been recorded in fiscal years 2006, 2007 and 2008, respectively, absent the acceleration.

Financial Statement Effects and Presentation—the following table shows total stock-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations:

	Year ended Jan 2, 2009 (in thousands)	Year ended Dec 28, 2007 (in thousands)	Year ended Dec 29, 2006 (in thousands)
By statement of operations line item
Cost of revenue	$3,491	$4,134	$3,283
Research and development	13,192	15,337	16,445
Selling, general and administrative	14,104	24,825	28,277

By stock type
Stock options	$19,011	$31,759	$42,333
Restricted and deferred stock awards	10,759	11,611	4,592
Employee stock purchase plan	1,017	926	1,080

	January 2, 2009	December 28, 2007
	(in thousands)
Stock-based compensation capitalized in inventory	$749.3	$1,185

Performance-based Grants—As of January 2, 2009, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive up to 150 – 200% of the original grant.

As a result of the performance condition requirement, these grants are evaluated periodically for the estimated number of shares that might be issued when fully vested. The fair value measurement and its effect on income is appropriately adjusted as a result of these periodic evaluations. The total fair value measurement with regard to the performance-based grants which are outstanding at year-end, which is to be recognized as compensation cost over the performance period, was $14.2 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

January 2, 2009
Performance-based deferred stock units (PDSU) outstanding	507,900
Maximum PDSU shares that could be issued assuming the highest level of performance	728,400
PDSU shares expected to vest	579,900

NOTE 10—(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share ($ in thousands, except per share amounts):

	Year ended
	January 2, 2009	December 28, 2007	December 29, 2006
Numerator
Net (loss) income from continuing operations	$(1,062,502)	$142,739	$151,348
Net income (loss) from discontinued operations	24,942	(2,263)	529

Net (loss) income to common shareholders (numerator for basic and diluted earnings per share)	$(1,037,560)	$140,476	$151,877

Denominator
Denominator for basic (loss) earnings per share weighted average common shares	123,724	132,508	139,895
Effect of dilutive securities:
Stock options, awards and warrants	—	1,500	2,520

Denominator for diluted (loss) earnings per share adjusted—weighted average common shares	123,724	134,008	142,415

Basic (loss) earnings per share
Continuing operations	$(8.59)	$1.08	$1.08
Discontinued operations	0.20	(0.02)	0.01

Net (loss) income per share	$(8.39)	$1.06	$1.09

Diluted (loss) earnings per share
Continuing operations	$(8.59)	$1.07	$1.06
Discontinued operations	0.20	(0.02)	0.01

Net (loss) income per share	$(8.39)	$1.05	$1.07

For fiscal year 2008, we excluded all of our outstanding options (15.7 million) from weighted average diluted common shares outstanding in accordance with FAS 123R, as they would all be anti-dilutive. The weighted average diluted common shares outstanding for fiscal 2007 and 2006 excludes the dilutive effect of approximately 10.9 million and 8.6 million options, respectively, as these options have an exercise price in excess of the average market value of Intersil’s common stock during the fiscal year, and therefore would be anti-dilutive.

NOTE 11—RESTRUCTURING

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. We announced an additional plan to reduce our global workforce and other operating costs in November 2008. During the year ended January 2, 2009, we recorded expenses for severance costs, fixed assets, legal and professional costs and lease exit costs of approximately $8.7 million and we expect to incur an additional $2.2 million over the next four quarters. There were no restructuring activities during the years ended December 28, 2007 or December 29, 2006.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of December 28, 2007	$—
Costs incurred
Severance costs	5.3
Lease exit costs	0.8
Severance payments	(1.3)
Lease payments	(0.7)

Liability balance as of January 2, 2009	$4.1

NOTE 12—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $8.9 million, $6.9 million and $6.6 million for fiscal years 2008, 2007 and 2006, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $27.7 million as of January 2, 2009.

The following table sets forth future contractual obligations and off balance sheet arrangements, which are generally non-cancellable, as of January 2, 2009 (in millions):

	2009	2010	2011	2012	2013	Thereafter
Future minimum lease commitments	$8.5	$7.6	$5.1	$3.5	$2.5	$0.5
Open capital asset purchase commitments	4.9	—	—	—	—	—
Open raw material purchase commitments	36.4	24.0	20.9	20.9	—	—
Standby letters of credit	2.4	—	—	—	—	—

	$52.2	$31.6	$26.0	$24.4	$2.5	$0.5

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include test, assembly and production equipment. Open raw material purchase commitments are comprised of minimum purchase contracts and purchase orders for foundry wafers, silicon wafers, as well as other miscellaneous items. We utilize standby letters of credit primarily for security for workers compensation, environmental items, and as security for our vendors.

NOTE 13—COMMON STOCK AND DIVIDENDS

Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and 2 million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued.

In 2004, in connection with the acquisition of Xicor, Intersil reserved 547,887 shares of Intersil Class A common stock in conjunction with its exchange of warrants for certain Xicor warrants outstanding. There was no material warrant exercise activity during the balance of 2004 and the entirety of 2005. During 2006, all of the remaining warrants were exercised prior to expiration.

During 2005, we adopted the policy of immediately retiring shares of Class A common stock repurchased under plans approved by our Board of Directors (see Note 14).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
	($ in millions, except per share amounts; shares in thousands)
Beginning Balance	126,990	135,921	141,051
Shares issued under stock plans, net of shares withheld for taxes	1,741	6,255	5,877
Treasury shares retired	—	—	—
Repurchase/retirement of shares	(7,105)	(15,186)	(11,555)
Exercised warrants	—	—	548

Ending Balance	121,626	126,990	135,921

Dividends Paid	$59.8	$53.4	$29.4

Dividends paid per share	$0.48	$0.40	$0.21

Dividends—We have paid a quarterly dividend since September 2003. In January 2009, the Board declared a dividend of $0.12 per share for the first quarter of 2009, an indicated annual rate of $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

NOTE 14—SHARE REPURCHASES; TREASURY SHARES

Since 2001, we have periodically repurchased our Class A common shares on the open market acting under plans authorized by the Board of Directors. The primary purpose of the share repurchases has been to return cash generated by the business to shareholders. A secondary objective has been to offset the dilution from employee stock option exercises.

The following table presents a summary of the stock repurchase programs that have been authorized by the Board of Directors since this strategy has been adopted:

Plan Approval	Plan Term	Approved Amount	Repurchased Amount
Prior to fiscal year 2005	—	$300 million	$300 million
November 2005	1 year	$150 million	$150 million
May 2006	1 year	$150 million	$150 million
December 2006	1 year	$400 million	$400 million
October 2007	1 year	$400 million	$207 million
October 2008	2 months	$ 15 million	$ 15 million

Total: $1,222 million by January 2, 2009

The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. Shares are immediately retired upon repurchase.

NOTE 15—INCOME TAXES

Income tax (benefit) expense—the (benefit) provision for income taxes from continuing operations is summarized below (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Current taxes:
Federal	$(14,321)	$35,582	$24,258
State	120	2,977	2,412
Foreign	8,018	10,913	7,979

	(6,183)	49,472	34,649
Deferred taxes:
Federal	(627)	(9,386)	(6,743)
State	1,501	879	922

	874	(8,507)	(5,821)

Income tax (benefit) expense from continuing operations	$(5,309)	$40,965	$28,828

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, we realized tax benefits of approximately $6.3 million, $20.7 million and $33.1 million during fiscal years 2008, 2007 and 2006, respectively.

The (benefit) provision for income taxes is included in the consolidated statements of operations as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Income tax (benefit) expense from continuing operations	$(5,309)	$40,965	$28,828
Income tax (benefit) expense from discontinued operations	(24,942)	1,975	322

Total income tax (benefit) expense	$(30,251)	$42,940	$29,150

Deferred income taxes—the components of deferred income tax assets and liabilities are as follows ($ in thousands):

	January 2, 2009		December 28, 2007
	Current	Non- Current	Current	Non- Current
Inventory	$13,568	$—	$7,935	$—
Property, Plant and Equipment	—	1,991	—	1,747
Accrued expenses	15,900	—	7,818	—
Stock-based compensation	—	18,391	—	21,310
Net operating loss carryforward	4,888	12,811	8,402	3,318
Capitalized research and development	—	11,921	—	14,565
Unrealized losses on AFS securities	—	5,176	1,388	—
Impairment on ARS	—	6,315	—	—
Deferred compensation	—	4,865	—	4,265
Tax credits	2,013	—	13,618	1,200
All other, net	98	3,205	1,426	361

Deferred tax assets	36,467	64,675	40,587	46,766
Deferred tax liabilities: Intangibles	—	(11,366)	—	(9,311)
Deferred tax liabilities: Other	(978)	—	(1,044)	—
Valuation allowance	—	(6,315)	—	—

Net deferred tax assets	$35,489	$46,994	$39,543	$37,455

None of our deferred income tax assets or liabilities related to discontinued operations.

In fiscal year 2008, we recorded a deferred tax asset for $6.3 million associated with the impairment of our ARS. We provided a valuation allowance of $6.3 million as there is no carryback available and we do not anticipate generating capital gains within the carryforward limitation period to absorb the capital loss. We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including net operating loss carryforwards (NOLs) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, no additional valuation allowances have been provided on deferred tax assets as of January 2, 2009 and December 28, 2007. We have gross NOLs of approximately $50.6 million from acquisitions that expire in years 2022 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382.

We expect to ultimately make use of deductions for all purchased intangibles on our income tax returns.

Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to our effective income tax rate from continuing operations follows:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	(0.1)	1.4	1.2
International income	2.0	(15.5)	(12.9)
International stock-based compensation	(0.6)	3.1	2.1
Benefit related to export sales for tax purposes	—	—	(0.8)
Research credits	0.5	(3.7)	(3.0)
In-process research and development	(0.1)	0.5	—
Sale of cost method investment	—	—	(2.5)
Subpart F—interest & stock gain	(0.2)	2.8	(1.8)
Tax-exempt interest	0.1	(0.8)	(1.2)
Securities impairment	(1.0)	—	—
Goodwill impairment	(37.9)	—	—
Statute expirations	2.1	—	—
Other items	0.7	(0.5)	(0.1)

Effective income tax rate	0.5%	22.3%	16.0%

Uncertain tax positions and unrecognized tax benefits

Effective December 30, 2006 (fiscal 2007), we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (UTP’s) under FIN 48, no adjustments were recorded. Consistent with past practice, we classify accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” When the interest and penalty portions of such UTP’s are adjusted, it is classified as “Income Tax Expense.” All of the UTP’s as of January 2, 2009 would affect our effective tax rate should they be recognized.

During fiscal year 2008, the statute of limitations expired for the tax years 2002 through 2004 and we reversed to income approximately $50.2 million of previously established unrecognized tax benefits related to these tax years. Of this amount, $25.3 million related to international income tax matters and is included in income tax expense from continuing operations. The remaining $24.9 million related to the sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was approximately $5.4 million reduction in the accrual for interest.

During fiscal 2007, we recognized $0.9 million of potential interest and penalties on UTP’s in the consolidated statement of operations. We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns.

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of January 2, 2009	As of December 28, 2007
	(in millions)
Beginning balance (includes $5.9 million of interest and penalties at December 28, 2007)	$56.6	$60.5
Increases related to current year tax positions	2.2	1.6
Settlements of tax claims	—	(5.5)
Decreases related to lapses of statutes of limitations	(50.2)	—

Ending balance (includes $0.5 million of interest and penalties at January 2, 2009)	$8.6	$56.6

Our remaining significant UTB primarily relates to domestic income tax matters. We estimate approximately $3.3 million could reverse in the next 12 months due to statute expirations.

In the major jurisdictions in which we operate, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2004 forward are currently under taxing authority examination or remain subject to audit.

Other income tax information

Pretax income of international subsidiaries was $83.5 million, $109.6 million and $89.0 million during fiscal years 2008, 2007 and 2006, respectively.

Income taxes paid were $23.8 million, $9.0 million and $12.7 million during fiscal years 2008, 2007 and 2006, respectively.

We have not provided U.S. income taxes on undistributed earnings of international subsidiaries because of our intention to reinvest these earnings. In October 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provided for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, effectively reducing the U.S. income rate on such actions. In December 2005, the Board of Directors authorized the repatriation, pursuant to the AJCA, of $150 million of accumulated foreign earnings. We completed the repatriation by the end of fiscal 2005. As a result of the repatriation, we recorded an additional tax expense of $6.6 million in the fourth quarter of fiscal 2005 and an adjusting reduction in tax expense of $1.0 million in the third quarter of 2006. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

NOTE 16—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

Geographic Information—Intersil operates exclusively in the semiconductor industry and primarily the analog sector therein. Substantially all revenues result from the sale of semiconductor products. We eliminate all intercompany revenues and balances.

The table below summarizes operations by geographic area (in millions):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
United States Operations
Net revenues	$136.4	$129.3	$159.3
Tangible long-lived assets	70.0	77.0	70.5
International Operations
Net revenues	633.2	627.7	581.3
Tangible long-lived assets	42.9	32.6	30.6

Concentrations of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Sales by country for continuing operations
China (includes Hong Kong)	42%	41%	36%
United States	18	17	22
South Korea	12	13	11
Japan	<10	<10	<10

In addition to those in the table above, customers in each of Taiwan, Germany, Singapore, Italy and Netherlands accounted for at least 1% of our sales in fiscal year 2008. Three distributor customers, one OEM customer and two contract manufacturers, each accounting for at least 5% of our sales, totaled 57% of sales in fiscal year 2008. One of these distributors accounted for 11% each of sales during fiscal year 2008 and 21% of aggregate net accounts receivable as of January 2, 2009.

We rely significantly on external vendors for approximately 80% of our wafer supply as measured in units. Additionally, we rely significantly on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are primarily located in Asia, where a significant volume of our final product sales are made.

NOTE 17—DISCONTINUED OPERATIONS

We sold our Wireless product group in fiscal 2003 (the “Transaction”) and certain operations were thereafter presented as discontinued operations in our consolidated financial statements. In 2008, 2007 and 2006, certain matters relating to the Transaction have occurred and have been classified and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows.

2006 Transaction activity—In fiscal 2006, we settled the remaining litigation relating to the Transaction and, after payment of the settlement and related costs, reclassified the remaining accrual for legal costs that had been established in fiscal 2003 to discontinued operations as income of $0.8 million ($0.5 million net of tax).

2007 Transaction activity—In fiscal 2007, we were presented with an additional tax claim on the transaction by a foreign jurisdiction. We incurred research and defense costs for the claim of $0.3 million and ultimately settled the claim for $5.5 million, resulting in a net charge to discontinued operations tax expense of $2.0 million, net of a previously established reserve for this claim of $3.5 million which was reversed. Therefore discontinued operations were a net loss of $2.3 million for 2007.

2008 Transaction activity—In fiscal year 2008, we reversed $24.9 million for a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 and 2003.

NOTE 18—GUARANTEES AND INDEMNIFICATIONS

In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the provisions related to recognizing a liability at inception of a guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives.

Warranty—Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. Actual product failure rates or material usage costs that differ from estimates result in revisions to the estimated warranty liability. We warrant that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. The warranty period is for one year following shipment. We estimate warranty allowances based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences.

The table below summarizes changes in product warranty allowances for fiscal years 2008 and 2007 ($ in thousands):

Balance, December 29, 2006	$1,750
Accruals for warranties issued during the period	1,061
Settlements made (in cash or in kind) during the period	(2,012)

Balance, December 28, 2007	$799
Accruals for warranties issued during the period	2,286
Settlements made (in cash or in kind) during the period	(2,145)

Balance, January 2, 2009	$940

Indemnifications—We sold our facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris Corporation has indemnified Intersil against any associated environmental liabilities. Harris’ indemnification of us and our indemnification of Fairchild have no expiration date, nor do they have a maximum amount.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (NPL) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on Intersil’s property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

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

A former semiconductor manufacturing site in Taoyuan, Taiwan operated by RCA and/or General Electric allegedly has groundwater contamination and is subject to cleanup and monitoring efforts as well as claims of environmental pollution that allegedly caused adverse health effects. To the extent our Taiwan subsidiary is the successor in interest to any of RCA or General Electric’s activities at that site, Harris has indemnified Intersil against any environmental liabilities associated with the alleged contamination. This indemnification does not expire, nor does it have a maximum amount.

We generally provide customers with a limited indemnification against intellectual property infringement claims related to our products. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified issues based on historical activity.

In certain instances when we sell product groups, we may retain certain liabilities for known exposures and provide indemnification to the buyer with respect to future claims arising from events occurring prior to the sale date, including liabilities for taxes, legal matters, intellectual property infringement, environmental exposures and other obligations. The terms of the indemnifications vary in duration, from one to two years for certain types of indemnities, to terms for tax indemnifications that are generally aligned to the applicable statute of limitations for the jurisdiction in which the divestiture occurred, and terms for environmental indemnities that typically do not expire. The maximum potential future payments that we could be required to make under these indemnifications are either contractually limited to a specified amount or unlimited. We believe that the maximum potential future payments that we could be required to make under these indemnifications are not determinable at this time, as any future payments would be dependent on the type and extent of the related claims, and all available defenses, which are not estimable.

NOTE 19—FINANCIAL INSTRUMENTS AND DERIVATIVES

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.4 million and $2.5 million as of January 2, 2009 and December 28, 2007, respectively. Certain short-term investments with a total carrying value of $1.2 million are pledged to secure such letters of credit.

Derivatives: Intersil uses foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net gains (losses) on foreign exchange contracts were $1.1 million, ($0.3) million and $-0- for fiscal years 2008, 2007 and 2006, respectively. Realized and unrealized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Intersil purchased and sold foreign exchange forward and put option contracts with a notional value of $43.0 million, $38.1 million and $43.6 million during fiscal years 2008, 2007 and 2006, respectively. Open foreign exchange contracts had fair values of $0.7 million and $0.3 million as of January 2, 2009 and December 28, 2007, respectively. We believe our cash flow hedges have been economically effective.

The tables below describe total open foreign exchange contracts as of January 2, 2009, December 28, 2007 and December 29, 2006 (all are options to sell foreign currencies):

	Fiscal year ended
	January 2, 2009	December 28, 2007	December 29, 2006
Realized gain (loss) on foreign exchange contracts	$1.2	$(0.3)	—
Unrealized gain (loss) on foreign exchange contracts	$(0.1)	—	—
Purchases and sales of foreign exchange contracts	$43.0	$38.1	$43.6
Notional amount of open contracts as of year end	$20.3	$20.8	$15.5
Fair value of open contracts as of year end	$0.7	$0.3	$0.1

	Yen		Euros		Range of Maturities
Open Foreign Currency Contracts at:	Foreign Currency	U.S. $	Foreign Currency	U.S. $
	(millions)	(millions)	(millions)	(millions)	(in months)
January 2, 2009	—	—	15.0	20.3	1 – 6
December 28, 2007	450	3.9	12.0	16.8	1 – 6

NOTE 20—LITIGATION MATTERS

We are currently party to various claims and legal proceedings, including those discussed below. When we believe that a loss is probable and the amount of the loss can be reasonably estimated, we recognize the estimated amount of the loss. We include legal costs in the estimate of losses. As additional information becomes available, we reassess any potential liability related to these matters and, if necessary, revise the estimates.

We believe that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting us from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of our operations for the period in which the ruling occurs, or in future periods. Because we believe the defense of these matters to be probable, we record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. As of January 2, 2009, we have recorded approximately $3.1 million related to defense costs.

We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market as of pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated for pre-trial purposes with a number of other related securities suits. In April 2002, the plaintiffs filed a consolidated amended complaint against us and certain of our officers and directors. The consolidated amended complaint pleads claims under both the 1933 Securities Act and under the 1934 Securities Exchange Act. In addition to the allegations of wrongdoing described above, plaintiffs also now allege that analysts employed by underwriters who were acting as investment bankers for the Company improperly touted the value of our shares during the relevant class period as part of the purported scheme to artificially inflate the value of our shares. In October 2002, the individual employee defendants were dismissed from the class action suit. The plaintiffs seek unspecified damages, litigation costs and expenses. Although it has been reported that negotiations with respect to a possible global resolution of all claims in the consolidated and coordinated IPO class action proceedings have occurred, we can provide no assurance that any such negotiations will be successful or when such a resolution would be finally approved.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) v. Intersil Corporation, No. 4:08-cv-451 (United States District Court, Eastern District of Texas, Sherman District, filed 11/25/08). In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and intend to defend the lawsuit vigorously.

NOTE 21—RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

FASB Staff Position (FSP) FAS 157-3—Clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”—In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact on our consolidated financial statements.

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	Jan 2, 2009	Oct 3, 2008	Jul 4, 2008	Mar 28, 2008	Dec 28, 2007	Sep 28, 2007	Jun 29, 2007	Mar 30, 2007
	(in millions, except per share data)
Net revenue	$131.1	$218.7	$216.2	$203.7	$212.7	$198.3	$178.3	$167.7
Gross profit	44.2	123.1	122.6	109.6	121.6	111.8	102.0	96.2
Net (loss) income	$(1,190.0)	$47.3	$38.0	$67.1	$40.3	$35.9	$31.2	$33.1

(Loss) income per share (basic):	$(9.70)	$0.38	$0.31	$0.53	$0.32	$0.27	$0.23	$0.24

(Loss) income per share (diluted):	$(9.70)	$0.38	$0.30	$0.53	$0.31	$0.27	$0.23	$0.24

—End of Consolidated Financial Statements—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed any identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit, Finance and other personnel. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Management assessed our internal control over financial reporting as of January 2, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended January 2, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Members of the Board of Directors

The following individuals served on our Board of Directors as of January 2, 2009:

David B. Bell, Chief Executive Officer, President, and Director. Prior to his appointment as Chief Executive Officer on February 13, 2008, Mr. Bell served as President, Chief Operating Officer, and Director of the Company from April 2, 2007 to February 12, 2008. Prior to joining the Company, Mr. Bell was employed for 12 years with Linear Technology Corporation (“LTC”), most recently, from June 2003 to January 2007, as its President. Prior to becoming President of LTC, from January 2002 to June 2003, Mr. Bell served as LTC’s Vice President and General Manager of Power Products and, from February 1999 to January 2002, as LTC’s General Manager of Power Products. From June 1994 to January 1999, he held the position of LTC’s Manager of Strategic Product Development. Age: 52; and

Robert W. Conn; James V. Diller; Gary E. Gist; Mercedes Johnson; Gregory Lang; Jan Peeters; Robert N. Pokelwaldt; and, James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of January 2, 2009 were as follows:

David B. Bell, Jonathan A. Kennedy, Thomas C. Tokos, Peter Oaklander and Susan Hardman. The information required to be reported with respect to the executive officers and key employees listed in this paragraph, with the exception of David B. Bell who is described above, pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Committees for Audit, Nominations and Compensation will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Corporate Governance: Committees of the Board—Compensation Committee,” and “Corporate Governance: Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available at http://www.intersil.com/Corporate_Governance/intersil_code_of_ethics.pdf. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11.	Executive Compensation

The information required under this item will appear under the captions “Director Compensation Table,” “Executive Compensation” and the related discussion and disclosure thereto (see below), in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Executive Compensation and the related discussion and disclosure shall include the following:

•	Summary Compensation Table

•	Grants of Plan-Based Awards

•	Outstanding Equity Awards as of Fiscal Year End

•	Nonqualified Deferred Compensation

•	Estimated Current Value of Termination Benefits—Change in Control if Named Executive Officers were Terminated on January 2, 2009

•	Estimated Current Value of Termination Benefits—Death or Disability if Named Executive Officers were Terminated on January 2, 2009

•	Estimated Current Value of Termination Benefits—Without Cause or Involuntary if Named Executive Officers were Terminated on January 2, 2009

•	Retirement Plans

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Change-in-Control Severance Agreements” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Corporate Governance: Director Compensation and Related Party Transactions,” “Corporate Governance: Director Independence” and “Corporate Governance: Committees of the Board” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Corporate Governance: Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Card), “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(a)	2. Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction From Allowances	Balance at End of Period
Allowance for Uncollectible Accounts
2008	$647	$779	$210	$23	$1,613
2007	$409	$3,148	$11	$2,921	$647
2006	$882	$937	$—	$1,410	$409

Inventory Allowances
2008	$21,012	$31,188	$423	$14,882	$37,741
2007	$22,727	$7,808	$463	$9,986	$21,012
2006	$23,776	$12,031	$447	$13,527	$22,727

Sales Returns and Allowances
2008	$6,727	$36,955	$—	$36,763	$6,919
2007	$5,608	$21,610	$—	$20,491	$6,727
2006	$5,067	$29,797	$—	$29,256	$5,608

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

(a)	3. Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit B to the definitive proxy statement on Form DEF 14A, March 25, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Annual Report on Form 10-K, 2004).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, 2006)

10	Credit Agreement, dated as of October 17, 2008, among the Company, certain subsidiaries of the Company, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, October 23, 2008).

11	Computation of Per Share (Loss) Earnings (included in Note 10 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, 2007).

14	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, 2004).

21	Subsidiaries of Intersil Corporation.*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ DAVID B. BELL
David B. Bell Chief Executive Officer March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ DAVID B. BELL David B. Bell	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2009

By:	/s/ JONATHAN A. KENNEDY Jonathan A. Kennedy	Interim Chief Financial Officer (principal financial and accounting officer)	March 2, 2009

By:	/s/ GARY E. GIST Gary E. Gist	Chairman of the Board of Directors	March 2, 2009

By:	/s/ ROBERT W. CONN Robert W. Conn	Director	March 2, 2009

By:	/s/ JAMES V. DILLER James V. Diller	Director	March 2, 2009

By:	/s/ MERCEDES JOHNSON Mercedes Johnson	Director	March 2, 2009

By:	/s/ GREGORY LANG Gregory Lang	Director	March 2, 2009

By:	/s/ JAN PEETERS Jan Peeters	Director	March 2, 2009

By:	/s/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 2, 2009

By:	/s/ JAMES A. URRY James A. Urry	Director	March 2, 2009