Form 10-Q
period 2009-04-03
INTERSIL CORP/DE
filed 2009-05-08
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on May 1, 2009:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	122,223,161

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	April 3, 2009	March 28, 2008
	(Unaudited) (in thousands, except share data)
Revenue	$118,171	$203,702
Cost of revenue	53,023	94,080

Gross profit	65,148	109,622

Operating costs and expenses
Research and development	32,764	35,136
Selling, general and administrative	25,822	27,518
Amortization of purchased intangibles	3,506	2,952
In-process research and development	(215)	—
Restructuring and other related charges	1,562	3,615

Operating income	1,709	40,401
Loss on deferred compensation investments, net	(242)	(852)
Loss on certain investments, net	—	(6,490)
Interest income, net	1,437	4,835

Income from continuing operations before income taxes	2,904	37,894
Income tax expense (benefit) from continuing operations	526	(9,820)

Income from continuing operations	$2,378	$47,714
Discontinued operations:
Income tax benefit from discontinued operations	—	(19,422)

Income from discontinued operations	$—	$19,422

Net income	$2,378	$67,136

Basic earnings per share:
Income from continuing operations	$0.02	$0.38
Income from discontinued operations	—	0.15

Net income	$0.02	$0.53

Diluted earnings per share:
Income from continuing operations	$0.02	$0.38
Income from discontinued operations	—	0.15

Net income	$0.02	$0.53

Weighted average common shares outstanding (in millions):
Basic	121.7	125.9

Diluted	121.9	126.9

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 3, 2009	January 2, 2009
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$197,619	$215,625
Short-term investments	110,607	97,008
Trade receivables, net of allowances ($8,665 as of April 3, 2009 and $8,532 as of January 2, 2009)	60,421	66,607
Inventories	99,805	109,644
Prepaid expenses and other current assets	12,309	12,092
Deferred income taxes	32,179	35,489

Total Current Assets	512,940	536,465
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($179,342 as of April 3, 2009 and $173,866 as of January 2, 2009)	108,077	112,825
Purchased intangibles, net of accumulated amortization ($55,806 as of April 3, 2009 and $52,113 as of January 2, 2009)	27,170	29,041
Goodwill	313,839	313,729
Long-term investments	81,533	81,301
Deferred income taxes	58,959	46,994
Other	11,932	13,235

Total Non-current Assets	601,510	597,125

Total Assets	$1,114,450	$1,133,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$20,894	$22,264
Accrued compensation	24,281	30,461
Deferred net revenue	9,302	10,638
Other accrued expenses	31,349	37,256
Non-income taxes payable	4,550	3,319
Income taxes payable	4,761	4,012

Total Current Liabilities	95,137	107,950

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 122,200,264 and 121,626,122 shares issued and outstanding as of April 3, 2009 and Jan. 2, 2009, respectively	1,222	1,216
Additional paid-in capital	1,803,808	1,797,072
Accumulated deficit	(776,272)	(764,262)
Accumulated other comprehensive loss	(9,445)	(8,386)

Total Shareholders’ Equity	1,019,313	1,025,640

Total Liabilities and Shareholders’ Equity	$1,114,450	$1,133,590

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 3, 2009	March 28, 2008
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$2,378	$47,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,167	8,563
Provision for excess inventory obsolescence	700	4,994
Stock-based compensation	5,661	5,314
Tax effect of stock options and awards exercised	(753)	876
Excess tax benefits received on exercise of stock-based awards	(68)	(153)
In-process research and development	(215)	—
Gain on sale of equipment	(30)	(3)
Loss on certain investments	—	6,390
Deferred income taxes	(9,464)	91
Net income from discontinued operations	—	19,422
Changes in operating assets and liabilities:
Trade receivables	6,186	4,359
Inventories	9,139	1,436
Prepaid expenses and other current assets	(265)	1,011
Trade payables and accrued liabilities	(11,530)	747
Income taxes	749	(41,773)
Other, net	2,244	165

Net cash provided by operating activities	13,899	59,153
Investing activities:
Proceeds from sales of auction rate securities	—	29,275
Purchases of auction rate securities	—	(2,500)
Proceeds from sales or maturity of short-term investments	—	1,455
Purchases of short-term investments	(13,624)	—
Acquisitions, net of cash received	(609)	(9)
Proceeds from sale of property, plant and equipment	30	—
Purchase of property, plant and equipment	(2,549)	(14,078)

Net cash (used in) provided by investing activities	(16,752)	14,143
Financing activities:
Proceeds from exercise of stock-based awards	1,587	4,442
Excess tax benefits received on exercise of stock-based awards	68	153
Dividends paid	(14,615)	(15,260)
Repurchase of outstanding common shares	—	(80,000)

Net cash used in financing activities	(12,960)	(90,665)
Effect of exchange rates on cash and cash equivalents	(2,193)	1,839

Net decrease in cash and cash equivalents	(18,006)	(15,530)
Cash and cash equivalents at the beginning of the period	215,625	323,403

Cash and cash equivalents at the end of the period	$197,619	$307,873

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation is a global designer and manufacturer of high-performance analog integrated circuits for applications in the high-end consumer, industrial, communications and computing electronics markets.

In our opinion, these unaudited interim consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 2, 2009 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2008 included an extra week in the second quarter and 53 weeks for the total fiscal year ending on January 2, 2009. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth quarters.

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2—Comprehensive Income

	Quarter Ended
	April 3, 2009	March 28, 2008
	(Unaudited) (in thousands and net of associated tax effects)
Net income	$2,378	$67,136
Currency translation adjustments	(1,275)	1,310
Unrealized gain (loss) on available-for-sale investments, net of tax of $(16) as of April 3, 2009 and $830 as of March 28, 2008	215	(3,579)

Comprehensive income	$1,318	$64,867

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 3—Earnings Per Share

	Quarter Ended
	April 3, 2009	March 28, 2008
Numerator:
Net income to common shareholders (numerator for basic and diluted earnings per share)	$2,378	$67,136

Denominator:
Denominator for basic earnings per share-weighted average common shares	121,692	125,936
Effect of dilutive securities:
Stock options and awards	200	975

Denominator for diluted earnings per share-adjusted weighted average common shares	121,892	126,911

Basic earnings per share
Continuing operations	$0.02	$0.38
Discontinued operations	—	0.15

Net income per share	$0.02	$0.53

Diluted earnings per share
Continuing operations	$0.02	$0.38
Discontinued operations	—	0.15

Net income per share	$0.02	$0.53

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Quarter Ended
	April 3, 2009	March 28, 2008
Range of expected volatilities	46.5% - 51.1%	37.3% - 38.5%
Weighted average volatility	47.3%	37.4%
Range of dividend yields	3.99 - 5.04%	1.69 - 2.10%
Weighted average dividend yield	4.02%	1.75%
Range of risk-free interest rates	3.1 - 4.1%	2.1 - 3.0%
Weighted average risk free interest rate	3.9%	2.9%
Range of expected lives, in years	4.9 - 5.7	4.1 - 4.3
Weighted average expected life, in years	5.5	4.2

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted (1)	2,077	11.98	7.0	1,096
Performance adjustment	—	—	—	48
Exercised (2)	(65)	3.71	0.8	(365)

Canceled	(635)	26.21	2.4	(80)

Outstanding as of April 3, 2009	17,109	$22.73	4.2	2,607	$41.1	$58.3

Exercisable/vested as of April 3, 2009 (2)	11,415	$24.01	3.3	75	$5.9	—

Unexercisable/unvested as of April 3, 2009	5,694	$20.17	5.9	2,532	$35.2	$58.3

Number vested and expected (as of April 3, 2009) to ultimately vest	16,975	$22.80	4.2	2,185	$34.0

		Options		Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended April 3, 2009		$3.93		$11.99	$6.72

Weighted average fair value per share of awards granted in the quarter ended March 28, 2008		$6.33		$23.28	$10.49

(1)	Awards granted include 446,720 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.

Additional Disclosures	Quarter ended April 3, 2009	Quarter ended March 28, 2008
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	272	-0-

Aggregate intrinsic value of stock options exercised	$0.4	$2.4

Impact on Financial Statements

	Quarter ended April 3, 2009	Quarter ended March 28, 2008
	(in thousands)
By income statement line item
Cost of revenue	$633	$936
Research and development	3,298	3,463
Selling, general and administrative	1,730	915

By stock plan
Stock options	$4,487	$4,730
Restricted and deferred stock awards	966	344
Employee stock purchase plan	208	240

	April 3, 2009	January 2, 2009
	(in thousands)
Stock-based compensation capitalized in inventory	$1,048	$749

Performance-based Grants

As of April 3, 2009, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive up to 150—200% of the original grant.

April 3, 2009
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	797.2
Maximum PDSU shares that could be issued assuming the highest level of performance	748.1
PDSU shares expected to vest (1)	902.8
(1) We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 5—Investments

Investments designated as available for sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses are recorded in loss on certain investments. AFS securities are generally presumed to be impaired if the fair value is significantly less than cost basis for two consecutive quarters.

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

Short-term Investments

	April 3, 2009		January 2, 2009		2009 Maturity range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
	(in millions)
State and municipality issued debt (HTM)	$17.0	$17.0	$17.0	$17.1	< 1
Federal agency debt (HTM)	0.6	0.6	—	—	< 1
Bank time deposits (AFS)	93.0	93.0	80.0	80.0	< 1

Total carrying value	110.6	$110.6	97.0	$97.1

Long-term Investments

	April 3, 2009		January 2, 2009		2009 Maturity range (in years)
	Amortized cost	Fair value	Amortized cost	Fair value
	(in millions)
Preferred stock (AFS)	1.1	0.2	1.1	1.1	N/A
Auction rate securities (AFS)	96.0	81.3	96.1	80.2	13-42

Total amortized cost	97.1	$81.5	97.2	$81.3

Temporary impairment of certain auction rate securities	(15.6)		(15.9)

Total carrying value	$81.5		$81.3

We classify auction rate securities (ARS) as available for sale and record them at fair value. During the year ended January 2, 2009, certain of these securities experienced substantial declines in value for two consecutive quarters. For this reason, we recorded a $31.8 million impairment charge on these securities, of which $6.5 million was recorded in the quarter ended March 28, 2008 and is included in loss on certain investments. The amortized cost of these securities is reduced by the recognized loss of $31.8 million. During the quarter ended April 3, 2009, we experienced one ARS default by the issuer of a security with an amortized cost of $3.3 million and a fair value of $3.4 million. The security is insured and we received the scheduled interest payment from the insurer.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of April 3, 2009 and January 2, 2009 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
AFS securities as of April 3, 2009	$21.5	$(6.0)	$49.7	$(9.9)	$71.2	$(15.9)

AFS securities as of January 2, 2009	$20.7	$(4.7)	$48.4	$(11.2)	$69.1	$(15.9)

We have recorded a total net unrealized loss of $15.6 million and a related deferred tax benefit of $5.1 million, for a net unrealized loss of $10.6 million in accumulated other comprehensive loss. We have concluded this decline is not other-than-temporary for the following reasons:

•	the decline in market value is due to general market conditions;

•	the majority of these investments are of high credit quality and are insured; and,

•	we have the intent and ability to hold these investments until the anticipated recovery in market value occurs.

We may be required to record additional impairment charges if additional declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on prices provided by third parties along with estimates made by us, which could change significantly based on market conditions.

Trading Investments

Trading investments consists exclusively of a portfolio of marketable mutual funds under two qualified deferred employee compensation plans. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in (loss) gain on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	Quarter ended April 3, 2009	Quarter ended March 28, 2008
	(in millions)
By income statement line item
Loss on deferred comp investments, net	$(0.2)	$(0.9)

Selling, general and administrative	$(0.4)	$(0.9)

	April 3, 2009	January 2, 2009
	(in millions)
Deferred compensation assets (trading)	$8.5	$8.9

Deferred compensation liability	$8.4	$8.9

Note 6—Fair Value Measurements

We adopted FASB Statement No. 157, “Fair Value Measures” (SFAS 157) as of the beginning of our 2009 fiscal year. SFAS 157 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements.

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

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

	Total	Fair Value as of April 3, 2009 using (in millions):
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$8.5	$2.3	$6.2	—
Available for sale securities	174.5	93.0	—	$81.5
Held to maturity securities	17.6	0.6	17.0	—
Foreign exchange contracts	0.4	—	0.4	—

	$201.0	$95.9	$23.6	$81.5

For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using level 3 significant unobservable inputs as of April 3, 2009.

Quarter ended April 3, 2009
(in millions)
Available for sale securities – beginning balance	$81.3
Unrealized gains	0.2

Available for sale securities – ending balance	$81.5

Recognized losses are included in loss on certain investments in the statement of operations.

Note 7—Inventories

Inventories are summarized below:

	April 3, 2009	January 2, 2009
	(in millions)
Finished products	$26.6	$34.9
Work in progress	68.7	70.7
Raw materials and supplies	4.5	4.0

Total inventories	$99.8	$109.6

Note 8—Acquisitions and Intangible Assets

During the third quarter of 2008, we purchased D2Audio Corporation (“D2Audio”) and Kenet, Inc. (“Kenet”). D2Audio was a privately-held fabless semiconductor company with leading technology in the design of digital audio power amplifiers. Kenet was a privately-held, fabless semiconductor company with leading technology in the design of high-speed, extremely low power data converters. During the fourth quarter of 2008, we purchased Zilker Labs, Inc. (“Zilker”), a privately-held, fabless semiconductor company with technology leadership in high efficiency digital power integrated circuits.

The purchase consideration for the three acquisitions was $44.7 million in cash paid to complete the mergers, net of cash and cash equivalents received for the three companies, and for professional fees and the assumption of certain liabilities. The purchase consideration is subject to change depending on the final purchase accounting. Based on our preliminary evaluations, which are expected to be completed no later than the fourth quarter of fiscal year 2009, the acquisitions included approximately $13.2 million of definite-lived intangible assets, which will be amortized over five to seven years, and goodwill of approximately $19.2 million. In addition, approximately $2.8 million of in-process research and development (“IPR&D”) was expensed as a result of the acquisitions.

The results of operations of all acquirees, which are immaterial, are included in our consolidated statements of operations from the respective dates of the acquisitions.

The allocation of the aggregate purchase price is summarized as follows:

Purchases in 2008
(in millions)
Intangible assets:
Definite-lived: developed technologies	$10.1
Definite-lived: other	3.1
Indefinite-lived: goodwill	19.2
Deferred tax assets	10.7
Other tangible net assets, excluding cash and cash equivalents	(1.2)
In-process research and development	2.8

Total purchase price, net of cash and cash equivalents acquired	$44.7

The definite-lived developed technology purchased will be amortized over a five-year life.

Other definite-lived intangible assets include backlog, customer relationships and tradenames. These assets have amortization lives ranging from six months to seven years.

We are responsible for the valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased research and development is written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

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

We amortize definite-lived intangible assets over their estimated useful lives, which range from 3 months to 11 years.

Note 9—Goodwill

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment:

(in millions)
Goodwill balance as of January 2, 2009	$313.7
Purchase of Kenet	0.2
Adjustment resulting from purchase of Elantec and Xicor	(0.1)

Goodwill balance as of April 3, 2009	$313.8

The decrease to Elantec Semiconductor, Inc. (“Elantec”) and Xicor, Inc. (“Xicor”) goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. The increase to Kenet goodwill related to acquisition related expenses. See Note 7 relating to acquisitions for further discussion.

We recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter of 2008, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2008, we had five reporting units for purposes of the analysis—analog and mixed signal, computing, consumer, industrial and communication and specialty. The first step of the goodwill impairment test (Step one) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (Step Two) is performed to measure the amount of impairment loss, if any.

Goodwill as of April 3, 2009 was $313.8 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

The adjusted carrying amount of goodwill is the new accounting basis.

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

Note 10—Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce and we recorded $3.6 million for employee severance and other facility consolidation costs. We announced an additional plan to reduce our global workforce and other operating costs in November 2008. During the quarter ended April 3, 2009, we recorded expenses for severance costs, fixed assets, legal and professional costs of approximately $1.6 million and we expect to incur an additional $1.0 million over the next quarter.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 2, 2009	$4.1
Costs incurred
Severance costs	0.8
Severance payments	(1.0)

Liability balance as of April 3, 2009	$3.9

Note 11—Shareholders’ Equity

Dividends—In January 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.6 million on February 20, 2009 to shareholders of record as of the close of business on February 10, 2009. In April 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on May 22, 2009 to shareholders of record as of the close of business on May 12, 2009.

Class A Common Stock—Share activity for Class A common stock since January 2, 2009 (in thousands of shares):

Quarter ended April 3, 2009
Balance as of January 2, 2009	121,626
Shares issued under stock plans	574
Repurchase and retirement of shares	—

Balance as of April 3, 2009	122,200

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

Note 14—Income Taxes and Discontinued Operations

During the quarter ended March 28, 2008, the statute of limitations expired for the tax years 2002 and 2003 and we reversed to income approximately $40.7 million of previously established unrecognized tax benefits related to these tax years. Of this amount, $21.3 million related to international income tax matters and is included in income tax expense from continuing operations. The remaining $19.4 million related to the sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was approximately $1.2 million reduction in the accrual for interest.

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of April 3, 2009	As of March 28, 2008
	(in millions)
Beginning balance (includes interest and penalties of $0.5 million as of January 2, 2009 and $5.9 million as of December 28, 2007 )	$8.6	$56.6
Increases related to current year tax positions	0.2	1.5
Decreases related to lapses of statutes of limitations	—	(40.7)

Ending balance (includes interest and penalties of $0.5 million as of April 3, 2009 and $4.7 million as of March 28, 2008)	$8.8	$17.4

Our remaining significant UTB primarily relates to other international income tax matters. We estimate approximately $3.3 million could reverse in the next 12 months due to audit examination settlements.

Tax years from 2004 forward are under examination or remain subject to audit. The major tax jurisdictions in which we operate includes the United States, various individual states and several foreign nations.

Note 15—Recent Accounting Pronouncements

FASB Statement No. 141(R), “Business Combinations” (SFAS 141R)—Issued in December 2007, SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”—In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. There was no material impact from this statement.

FASB Staff Position (FSP) FAS 157-4, Determining Whether a Market Is Not Active and a Transaction is Not Distressed (FSP FAS 157-4)—Issued in April 2009, FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. We do not anticipate a material impact from this guidance.

FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2)—Issued in April 2009, this FSP provides additional guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. We do not anticipate a material impact from this guidance.

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments FSP FAS 107-1 and APB 28-1) – Also issued in April 2009, FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those fair value disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. We do not anticipate a material impact from this guidance.

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

Forward Looking Statements

This Quarterly Report contains statements relating to expected future results and business trends of the Company that are based upon our current estimates, expectations and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; the successful integration of acquisitions; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products and services in their business, such as the timing of the subsequent entry of our customers’ products containing our components into production, the size and timing of orders from customers and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market high-performance analog integrated circuits (ICs). We believe our product portfolio addresses some of the fastest growing applications within the high-end consumer, industrial, computing and communications markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

Results of Operations

Statement of operations data and percentage of revenue for the periods indicated:

	Quarter ended		Quarter ended
	April 3, 2009	April 3, 2009	March 28, 2008	March 28, 2008
	($ in millions, % of revenue)
Revenue	$118.2	100.0%	$203.7	100.0%
Cost of revenue	53.0	44.9%	94.1	46.2%

Gross profit	65.1	55.1%	109.6	53.8%
Operating costs and expenses
Research and development	32.8	27.7%	35.1	17.2%
Selling, general and administrative	25.8	21.9%	27.5	13.5%
Amortization of purchased intangibles	3.5	3.0%	3.0	1.4%
In-process research and development	(0.2)	(0.2)%	—	—%
Restructuring and other related charges	1.6	1.3%	3.6	1.8%

Operating income	1.7	1.4%	40.4	19.8%
Loss on deferred comp investments, net	(0.2)	(0.2)%	(0.9)	(0.4)%
Loss on certain investments, net	—	—%	(6.5)	(3.2)%
Interest income, net	1.4	1.2%	4.8	2.4%

Income from continuing operations before income taxes	2.9	2.5%	37.9	18.6%
Income tax expense (benefit) from continuing operations	0.5	0.4%	(9.8)	(4.8)%

Income from continuing operations	2.4	2.0%	47.7	23.4%
Discontinued operations
Income tax benefit from discontinued operations	—	—%	(19.4)	(9.5)%

Income from discontinued operations	—	—%	19.4	9.5%

Net income	$2.4	2.0%	$67.1	33.0%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter ended March 28, 2008 to conform to the presentation in the quarter ended April 3, 2009.

Revenue and Gross Profit

Revenue for the quarter ended April 3, 2009 decreased $85.5 million or 42.0% to $118.2 million from $203.7 million during the quarter ended March 28, 2008. The decrease in sales was broad based and driven by revenue declines from all end markets. Sales into the consumer end market declined 54% from the first quarter of 2008, while sales into the industrial, communication and computing end markets declined by 39%, 38% and 35% respectively. In the fourth fiscal quarter of 2008, deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout our supply chain. In the first quarter of 2009, sales continued to decline from the fourth quarter of 2008 in the consumer (24%), industrial (24%) and communication (11%) markets, while the computing market saw some recovery, increasing 26% from fourth quarter of 2008 levels.

Revenues by end market were as follows (in millions):

	Quarter ended		Quarter ended
	April 3, 2009	April 3, 2009	March 28, 2008	March 28, 2008
	(% of revenue)
Computing	$36.8	31.2%	$57.0	28.0%
Communication	29.9	25.2%	48.1	23.6%
Industrial	26.6	22.5%	43.9	21.6%
Consumer	24.9	21.1%	54.7	26.8%

Total	$118.2	100.0%	$203.7	100.0%

In aggregate, a 44.8% decrease in unit shipments decreased net revenue from first quarter of 2008 levels by $91.3 million and average selling prices (ASPs) increased 5.1%, increasing revenues by $5.8 million. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While current conditions do not reflect this decline, we expect sales prices will decline as the market recovers and we return to historical sales levels.

Geographically, revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	April 3, 2009	March 28, 2008
	(percent of revenues)
Asia/Pacific	70%	72%
North America	20	17
Europe	10	11

Total	100%	100%

Though sales in the Asia/Pacific region declined slightly as a percentage of sales when compared to prior year levels, the long-term trend of revenue growth in that region continues to be reflected in the geographic split. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Germany, Taiwan, Singapore, Netherlands, Thailand and France. Sales to customers in China, including Hong Kong, comprised approximately 45% of revenue, followed by the United States (18%) and South Korea (11%) during the quarter ended April 3, 2009. Two distributors that support a wide range of customers around the world accounted for 13% and 10% of our revenues in the quarter ended April 3, 2009.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended April 3, 2009, gross profit decreased $44.5 million or 40.6% to $65.1 million from $109.6 million during the quarter ended March 28, 2008. As a percentage of sales, gross margin was 55.1% during the quarter ended April 3, 2009 compared to 53.8% during the quarter ended March 28, 2008. The gross margin increased primarily due to additional inventory reserves taken in the first quarter of 2008, related to the restructuring plan initiated in March 2008, partially offset by product sales mix changes at the product family level. Sales in the computing end market, which historically earns lower margins than the company average, were proportionately higher in the quarter ended April 3, 2009 compared to the quarter ended March 28, 2008. (See revenues by end market table above.) This change in the mix of sales exerted downward pressure on gross margins overall.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. We expect to realize savings from our restructuring initiatives late in 2009 and continue to make progress in our conversion from gold to copper wire in many of our high volume products.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses decreased $2.4 million or 7% to $32.8 million during the quarter ended April 3, 2009 from $35.1 million during the quarter ended March 28, 2008. The decrease was primarily due to cost saving initiatives and reduced incentive accruals offset by increased labor costs from acquisitions and strong hiring of new design engineers during 2008. We are committed to our investment in research and development and expect R&D expenditures to remain close to 2008 levels.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs decreased by $1.7 million or 6% to $25.8 million during the quarter ended April 3, 2009 from $27.5 million during the quarter ended March 28, 2008. The decrease for the quarter ended April 3, 2009 related primarily to cost saving initiatives and reduced sales incentives offset by an increase in stock-based compensation expense compared to the quarter ended March 28, 2008. Stock compensation expense in SG&A was $1.7 million in the quarter ended April 3, 2009 compared to approximately $0.9 million in the quarter ended March 28, 2008. The decrease in 2008 related to the departure of our former chief executive officer.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.5 million to $3.5 million in the quarter ended April 3, 2009 from $3.0 million in the quarter ended March 28, 2008. The increase resulted primarily from the three acquisitions in the last two quarters of fiscal 2008. We expect amortization of current definite-lived intangible asset balances to decrease in the third and fourth quarters as certain balances become fully amortized. This decrease will reduce amortization expense by approximately $1.1 million per quarter beginning in the first quarter of 2010.

Many factors, including the significant and sustained decline in our market capitalization below our book value and the deteriorating macro-economic environment which resulted in significant decline in demand for our product, can cause impairment of our goodwill and purchased intangible asset balances. We test our goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2008, we performed our annual test of goodwill, as well as an additional goodwill impairment analysis as of November 29, 2008. Based on our analyses, we recorded total goodwill impairment charges of approximately $1.2 billion in that quarter. We will conduct our annual goodwill impairment test in the fourth quarter of 2009. If we experience further significant declines in our stock price, market capitalization and expected cash flows, further significant adverse changes in the business climate, continuing slow growth rates or other indicators of possible further impairment, we may need to perform additional impairment analysis of our goodwill prior to our annual test in the fourth quarter.

Restructuring

In April 2008, we announced a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts that, when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9% and result in an estimated combined annual cost savings between $12 million and $14 million. The foundry consolidation project is expected to be completed during our second quarter of 2009.

We recorded charges of $1.6 million in the quarter ended April 3, 2009 compared to $3.6 million in the quarter ended March 28, 2008 for employee severance, facility consolidation and other costs, as a result of these actions. Other accrued expenses on the accompanying consolidated balance sheets includes approximately $3.9 million related to the restructuring.

Loss on deferred compensation investments, net

We have a liability for two qualified deferred compensation plans. We maintain a portfolio of approximately $8.5 million of mutual fund investments under the two plans. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended April 3, 2009, we recorded a loss on deferred compensation investments of $0.2 million and a reduction of compensation expense of $0.4 million. During the quarter ended March 28, 2008, we recorded loss on deferred compensation investments of $0.9 million and a decrease of compensation expense of $0.9 million.

Loss on certain investments, net

During the quarter ended March 28, 2008, we recorded an impairment charge of $6.5 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income, net

Net interest income decreased to $1.4 million during the quarter ended April 3, 2009, from $4.8 million during the quarter ended March 28, 2008. This decrease is attributable to a decrease in average cash and investment balances and declining interest rates when compared to the same period last year.

Income Tax

Income tax benefit from continuing operations for the quarter ended March 28, 2008 included a $21.3 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. Excluding this item, the effective tax rate on income from continuing operations for the quarters ended April 3, 2009 and March 28, 2008 was 18.1% and 25.9%, respectively. The decrease in rate is primarily due to a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 18% in future quarters.

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

Discontinued Operations

Income from discontinued operations in the quarter ended March 28, 2008 included a tax benefit of $19.4 million for a reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 and 2003.

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and non-reschedulable thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as productions and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

We had a six-month backlog as of April 3, 2009 of $126.9 million compared to January 2, 2009 of $86.9 million and $181.5 million as of March 28, 2008. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On April 22, 2009, we announced our outlook for the second quarter of 2009. With a positive book-to-bill in the first quarter, we expected to see sequential growth in the second quarter. At that time, we expected revenue to increase slightly to $123 million to $132 million. Although visibility remains limited, we expected GAAP earnings per diluted share of approximately $(0.01) to $0.03. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K filed on April 22, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 2, 2009. As of April 3, 2009, we had committed to purchase $22.7 million of inventory from suppliers.

The D2Audio, Kenet and Zilker purchase agreements contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $23.5 million, based on revenue earned through July 2010. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration as of April 3, 2009.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program, our stock repurchase program and potential future acquisitions or strategic investments. As of April 3, 2009, our total shareholders’ equity was $1.0 billion. At that date, we had $308 million in cash and short-term investments. We have no debt outstanding.

We have $82 million in long-term investments, primarily auction rate securities. These auction rate securities are composed of approximately $48.7 million of insurance related securities, $12.2 million of corporate credit securities and $20.4 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 170 basis points above one month LIBOR.

On October 17, 2008, we established a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the quarters ended April 3, 2009 and March 28, 2008 were as follows:

	Quarter ended
	April 3, 2009	March 28, 2008
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$14	$59
Proceeds from exercise of compensatory stock plans, including tax benefits	2	4

	$16	$63

Uses of Cash
Business improvement investments
Business acquisitions, net	$(1)	$—
Capital expenditures, net of sale proceeds	(2)	(14)

	$(3)	$(14)

Returned to shareholders
Stock repurchases	$—	$(80)
Dividends paid	(15)	(15)

	$(15)	$(95)

Cash/Investment Management Activities
(Increase) decrease in investments and foreign exchange effects	$(16)	$30

Net decrease in cash and cash equivalents	$(18)	$(16)

For the quarter ended April 3, 2009, our operational cash (including proceeds from stock plans) was $16 million compared to $63 million in the quarter ended March 28, 2008, a decrease of $47 million. We used approximately $2 million for capital expenditures and $1 million for acquisitions. We returned $15 million to shareholders in the form of dividends. Investment balances were increased by $16 million compared to reduction of $30 million in the quarter ended March 28, 2008, resulting in net cash used of $18 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $6.2 million to $60.4 million as of April 3, 2009 from $66.6 million as of January 2, 2009. This decrease primarily reflects the decreased sales in the past two quarters as days sales outstanding returned to more historical rates. Inventories also decreased by $9.8 million to $99.8 million as of April 3, 2009 from $109.6 million as of January 2, 2009. Our days of inventory is still high, resulting from the sudden decline in sales, but we are reducing inventory and intend to reduce days of inventory to more historical levels by year-end.

Capital Expenditures

Capital expenditures were $2.5 million for the quarter ended April 3, 2009 and $14.1 million for the quarter ended March 28, 2008. Capital expenditures in 2008 were primarily due to the expansion of available capacity for both our wafer and assembly/test partners.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the quarter ended April 3, 2009, cash flow from exercises of stock options and related tax benefits and sales under our ESPP decreased to approximately $1.6 million as compared with $4.4 million in the quarter ended March 28, 2008. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In January 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on February 20, 2009 to shareholders of record as of the close of business on February 10, 2009. In April 2009, our Board of Directors also declared a dividend of $0.12 per share, to be paid on May 22, 2009 to shareholders of record as of the close of business on May 12, 2009.

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

Credit markets have tightened as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We continue to experience a number of resulting effects, including product delays due to effects experienced by key suppliers; reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility and extreme changes in the earnings and fair value of our investments.

Our cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Our investments are primarily held in money market funds and auction rate securities (ARS). Some of these investments are insured for credit risk. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. See Note 5 to our unaudited consolidated financial statements for additional quantitative and qualitative details.

During the quarter ended April 3, 2009, we purchased and sold $7.6 million of foreign exchange contracts. The related derivatives were recognized on the balance sheet at their fair value as of April 3, 2009. Due to their immaterial value, we do not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 3, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 3, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against the Company during the quarter ended April 3, 2009, nor were there any material developments in existing legal proceedings to which the Company is a party. Please reference our annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 3, 2009, for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our annual report on Form 10-K, filed with the SEC on March 3, 2009, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: May 8, 2009

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