Form 10-Q
period 2009-07-03
INTERSIL CORP/DE
filed 2009-08-07
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 31, 2009:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	122,295,528

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	July 3, 2009	July 4, 2008	July 3, 2009	July 4, 2008
	(Unaudited)
	(in thousands, except share data)
Revenue	$147,280	$216,227	$265,451	$419,929
Cost of revenue	67,510	93,660	120,533	187,740

Gross profit	79,770	122,567	144,918	232,189

Operating costs and expenses:
Research and development	37,039	38,625	69,803	73,761
Selling, general and administrative	29,780	36,288	55,601	63,806
Amortization of purchased intangibles	3,406	3,054	6,912	6,006
In-process research and development credit	—	—	(215)	—
Restructuring	379	1,245	1,941	4,860

Operating income	9,166	43,355	10,876	83,756
Gain (loss) on deferred compensation investments, net	1,070	814	828	(137)
Loss on certain investments, net	—	—	—	(6,390)
Interest income, net	1,391	4,090	2,827	8,924

Income from continuing operations before income taxes	11,627	48,259	14,531	86,153
Income tax expense from continuing operations	5,396	10,304	5,922	484

Income from continuing operations	6,231	37,955	8,609	85,669
Discontinued operations:
Income tax benefit from discontinued operations	—	—	—	(19,422)

Income from discontinued operations	—	—	—	19,422

Net income	$6,231	$37,955	$8,609	$105,091

Basic earnings per share:
Income from continuing operations	$0.05	$0.31	$0.07	$0.68
Income from discontinued operations	—	—	—	0.16

Net income	$0.05	$0.31	$0.07	$0.84

Diluted earnings per share:
Income from continuing operations	$0.05	$0.30	$0.07	$0.68
Income from discontinued operations	—	—	—	0.16

Net income	$0.05	$0.30	$0.07	$0.84

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Weighted average common shares outstanding (in millions):
Basic	122.2	123.6	122.0	124.7

Diluted	122.2	124.6	122.1	125.7

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 3, 2009	January 2, 2009
	($ in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$230,553	$215,625
Short-term investments	93,624	97,008
Trade receivables, net of allowances ($9,639 as of July 3, 2009 and $8,532 as of January 2, 2009)	70,096	66,607
Inventories	94,899	109,644
Prepaid expenses and other current assets	11,542	12,092
Deferred income taxes	25,601	35,489

Total Current Assets	526,315	536,465
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($184,128 as of July 3, 2009 and $173,866 as of January 2, 2009)	104,213	112,825
Purchased intangibles, net of accumulated amortization ($59,314 as of July 3, 2009 and $52,113 as of January 2, 2009)	23,662	29,041
Goodwill	313,828	313,729
Long-term investments	84,567	81,301
Deferred income taxes	66,293	46,994
Other	13,365	13,235

Total Non-current Assets	605,928	597,125

Total Assets	$1,132,243	$1,133,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$30,955	$22,264
Accrued compensation	30,049	30,461
Deferred net revenue	9,002	10,638
Other accrued expenses	26,143	37,256
Non-income taxes payable	3,813	3,319
Income taxes payable	11,445	4,012

Total Current Liabilities	111,407	107,950

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 122,255,194 and 121,626,122 shares issued and outstanding as of July 3, 2009 and January 2, 2009, respectively	1,223	1,216
Additional paid-in capital	1,811,014	1,797,072
Accumulated deficit	(785,329)	(764,262)
Accumulated other comprehensive loss	(6,072)	(8,386)

Total Shareholders’ Equity	1,020,836	1,025,640

Total Liabilities and Shareholders’ Equity	$1,132,243	$1,133,590

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	July 3, 2009	July 4, 2008
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$8,609	$85,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,800	16,883
Impairment of assets held for sale	1,018	—
Provision for excess inventory obsolescence	4,438	6,374
Stock-based compensation	14,046	16,013
Tax effect of stock options and awards exercised	(379)	4,137
Excess tax benefits received on exercise of stock-based awards	(101)	(697)
In-process research and development	(215)	—
Gain on sale of equipment	(30)	(108)
Loss on certain investments	—	6,390
Deferred income taxes	(11,992)	12,330
Net income from discontinued operations	—	19,422
Changes in operating assets and liabilities:
Trade receivables	(3,489)	(4,093)
Inventories	10,307	(8,691)
Prepaid expenses and other current assets	(515)	1,348
Trade payables and accrued liabilities	(2,248)	15,901
Income taxes	7,433	(53,910)
Other, net	517	(1,490)

Net cash provided by operating activities	45,197	115,478
Investing activities:
Proceeds from sales of auction rate securities	—	29,275
Purchases of auction rate securities	—	(2,500)
Proceeds from sales or maturity of short-term investments	16,964	1,455
Purchases of short-term investments	(13,624)	—
Acquisitions, net of cash received	(609)	(9)
Proceeds from sale of property, plant and equipment	30	123
Purchase of property, plant and equipment	(3,816)	(22,799)

Net cash (used in) provided by investing activities	(1,055)	5,545
Financing activities:
Proceeds from exercise of stock-based awards	1,381	18,081
Excess tax benefits received on exercise of stock-based awards	101	697
Dividends paid	(29,595)	(30,119)
Repurchase of outstanding common shares	—	(109,998)

Net cash used in financing activities	(28,113)	(121,339)
Effect of exchange rates on cash and cash equivalents	(1,101)	1,750

Net increase in cash and cash equivalents	14,928	1,434
Cash and cash equivalents at the beginning of the period	215,625	323,403

Cash and cash equivalents at the end of the period	$230,553	$324,837

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (Intersil) is a global designer and manufacturer of high-performance analog integrated circuits for applications in the high-end consumer, industrial, communications and computing electronics markets.

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

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2—Comprehensive Income

	Quarter ended		Two quarters ended
	July 3, 2009	July 4, 2008	July 3, 2009	July 4, 2008
	(in thousands)
Net income	$6,231	$37,955	$8,609	$105,091
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale (AFS) investments	3,035	(5,063)	3,266	(9,472)
Tax effect	(436)	1,427	(452)	2,256
Currency translation adjustments	775	(331)	(500)	979

Comprehensive income	$9,605	$33,988	$10,923	$98,854

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 3—Earnings Per Share

	Quarter ended		Two quarters ended
	July 3, 2009	July 4, 2008	July 3, 2009	July 4, 2008
	(in thousands, except share data)
Numerator:
Net income from continuing operations	$6,231	$37,955	$8,609	$85,669
Net income from discontinued operations	—	—	—	19,422

Net income to common shareholders (numerator for basic and diluted earnings per share)	$6,231	$37,955	$8,609	$105,091

Denominator:
Denominator for basic earnings per share weighted average common shares	122,231	123,642	121,961	124,746
Effect of dilutive securities:
Stock options and awards	—	939	100	957

Denominator for diluted earnings per share adjusted—weighted average common shares	122,231	124,581	122,061	125,703

Basic earnings per share
Continuing operations	$0.05	$0.31	$0.07	$0.68
Discontinued operations	—	—	—	0.16

Net income per share	$0.05	$0.31	$0.07	$0.84

Diluted earnings per share
Continuing operations	$0.05	$0.30	$0.07	$0.68
Discontinued operations	—	—	—	0.16

Net income per share	$0.05	$0.30	$0.07	$0.84

Anti-dilutive shares not included in the above calculations
Awards	436	—	788	14

Options	452	—	226	—

Note 4—Stock-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued under these plans are made from newly-issued stock. The plans allow several forms of equity compensation including stock options, restricted and deferred stock awards and employee stock purchase plans.

Valuations, Assumptions and Terms

We use a binomial lattice model to estimate the fair value of stock options, which is amortized as compensation cost over the lesser of the grantee’s requisite service period or the vesting term of the stock option. The lattice model uses historical exercise patterns to predict the life of stock options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations.

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Two quarters ended
	July 3, 2009	July 4, 2008
Range of expected volatilities	42.7% – 51.1%	35.8% – 38.5%
Weighted average volatility	47.1%	36.8%
Range of dividend yields	3.7 – 5.0%	1.7 – 2.1%
Weighted average dividend yield	4.0%	1.8%
Range of risk-free interest rates	3.1 – 5.3%	2.1 – 3.1%
Weighted average risk free interest rate	4.0%	2.3%
Range of expected lives, in years	4.9 – 5.7	3.3 – 4.3
Weighted average expected life, in years	5.5	4.2

Generally, our stock options vest ratably over four years and have seven year contract lives.

Market value at the date of grant is used as the fair value of stock awards. We amortize awards as compensation cost over the lesser of the requisite service period or the vesting term, which is generally three years for deferred stock units and four years for restricted stock units.

The compensation cost for shares issued under the employee stock purchase plan is 15% of the share price, the amount of the discount the employee obtains at the date of the purchase transaction. Our employee stock purchase plan does not have a look-back option provision.

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted (1)	2,287	11.98	6.6	1,185
Performance adjustment	—	—	—	43
Exercised (2)	(79)	3.52	0.8	(403)
Canceled	(1,272)	24.76	2.4	(121)

Outstanding as of July 3, 2009	16,668	$22.59	4.0	2,612	$37.0	$54.9

Exercisable/vested as of July 3, 2009 (2)	11,366	$24.15	3.2	65	$5.1	—

Unexercisable/unvested as of July 3, 2009	5,302	$19.26	5.8	2,547	$31.8	$54.9

Number vested and expected (as of July 3, 2009) to ultimately vest	16,476	$22.71	4.0	2,204	$31.9

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended July 3, 2009		$3.92		$11.99	$6.68

Weighted average fair value per share of awards granted in the quarter ended July 4, 2008		$6.75		$24.90	$12.39

(1)	Awards granted include 460,053 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.

Additional Disclosures	Two quarters ended July 3, 2009	Two quarters ended July 4, 2008
	($ in millions, share data in thousands)

Shares issued under the employee stock purchase plan	272	133

Aggregate intrinsic value of stock options exercised	$0.6	$7.0

Impact on Financial Statements

	Quarter ended July 3, 2009	Quarter ended July 4, 2008	Two quarters ended July 3, 2009	Two quarters ended July 4, 2008
	(in thousands)
By income statement line item
Cost of revenue	$674	$1,126	$1,307	$2,062
Research and development	3,134	3,701	6,432	7,164
Selling, general and administrative	4,577	5,873	6,307	6,787

By stock plan
Stock options	$4,183	$6,029	$8,669	$10,758
Restricted and deferred stock awards	3,968	4,359	4,934	4,703
Employee stock purchase plan	234	312	443	552

	July 3, 2009	January 2, 2009
	(in thousands)
Stock-based compensation capitalized in inventory	$948	$749

Performance-based Grants

As of July 3, 2009, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive up to 150 - 200% of the original grant.

July 3, 2009
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	429.0
Maximum PDSU shares that could be issued assuming the highest level of performance	650.9
PDSU shares expected to vest (1)	401.0

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 5—Investments

Investments designated as available for sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses, such as other-than-temporary losses on equity securities and the credit component of other-than-temporary losses on debt securities, are recorded in loss on certain investments.

Investments designated as held to maturity (HTM) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

During the quarter ended July 3, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 115-2 and FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 also requires expanded disclosures about other-than-temporary impairments of debt and equity securities. This standard is effective for periods ending after June 15, 2009. FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities.

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of July 3, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments

U. S. Treasuries (HTM)	$0.6	$—	$—	$0.6	< 1
Bank time deposits (AFS)	93.0	—	—	93.0	< 1

Total	$93.6	$—	$—	$93.6

Long-term Investments

Equity securities
Preferred stock (AFS)	$1.1	$0.2	$0.1	$1.2	N/A
Debt securities
Auction rate securities (AFS)	96.1	0.6	13.3	83.4	13-42

Total	$97.2	$0.8	$13.4	$84.6

	As of January 2, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments

State and municipality issued debt (HTM)	$17.0	$0.1	$—	$17.1	< 1
Bank time deposits (AFS)	80.0	—	—	80.0	< 1

Total	$97.0	$0.1	$—	$97.1

Long-term Investments

Equity securities
Preferred stock (AFS)	$1.1	$—	$—	$1.1	N/A
Debt securities
Auction rate securities (AFS)	96.1	—	15.9	80.2	13-43

Total	$97.2	$—	$15.9	$81.3

We classify auction rate securities (ARS) and preferred equity securities as available for sale and record them at fair value. During the year ended January 2, 2009, certain of these securities experienced substantial declines in value for two consecutive quarters. For this reason, we recorded a $31.8 million impairment charge on these securities in fiscal year 2008, of which $6.4 million was recorded in the quarter ended March 28, 2008 and is included in loss on certain investments in the accompanying financial statements. The amortized cost of these securities is reduced by the recognized loss of $31.8 million.

The preferred shares listed in the tables above represent auction rate securities that were converted to preferred shares at the option of the issuer during the quarter ended January 2, 2009.

During the quarter ended April 3, 2009, we experienced a single default on an interest payment by one ARS issuer of a security with an amortized cost of $3.3 million and a fair value of $3.4 million. The security is insured and we received the scheduled interest payment from the insurer.

During the quarter and two quarters ended July 3, 2009, we did not recognize a charge to earnings for an other-than-temporary change in the fair value of our debt and equity securities.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of July 3, 2009 and January 2, 2009 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
AFS securities as of July 3, 2009	$3.7	$(0.8)	$70.0	$(12.6)	$73.7	$(13.4)

AFS securities as of January 2, 2009	$20.7	$(4.7)	$48.4	$(11.2)	$69.1	$(15.9)

We have recorded a total net unrealized loss on investments of $12.6 million and a related deferred tax benefit of $4.6 million, for a net unrealized loss of $8.0 million in accumulated other comprehensive loss. We have concluded this decline in the fair value of these securities should not be recorded in earnings because:

•	we do not intend to sell the securities;

•	we believe it is more likely than not that we will not be required to sell the securities prior to the recovery of amortized cost; and,

•	the unrealized losses are due to conditions other than a credit loss.

We may be required to record additional impairment charges if additional declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on prices provided by third parties along with estimates made by us, which could change significantly based on market conditions.

Trading Investments

Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate owned life insurance in a qualified deferred employee compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these investments as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	Quarter ended July 3, 2009	Quarter ended July 4, 2008	Two quarters ended July 3, 2009	Two quarters ended July 4, 2008
	(in thousands)
By income statement line item
Gain (loss) on certain investments, net	$1,070	$814	$828	$(137)

Selling, general and administrative expense (benefit)	$1,244	$607	$826	$(344)

	July 3, 2009	January 2, 2009
	(in millions)
Deferred compensation assets (trading)	$9.9	$8.9

Deferred compensation liability	$9.9	$8.9

Note 6—Fair Value Measurements

In order to determine the fair value of our assets and liabilities, we utilize three levels of inputs, focusing on the most observable inputs when available. Observable inputs are generally developed based on market data obtained from independent sources, whereas unobservable inputs reflect our assumptions about what market participants would use to value the asset or liability, based on the best information available in the circumstances.

Level 1 – Quoted prices in active markets which are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

		Fair value as of July 3, 2009 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Trading securities	$9.9	$2.8	$7.1	—
Available for sale securities	177.6	93.0	—	$84.6
Held to maturity securities	0.6	0.6	—	—
Foreign exchange contracts	0.2	—	0.2	—

	$188.3	$96.4	$7.3	$84.6

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

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using level 3 significant unobservable inputs as of July 3, 2009.

(in millions)
Available for sale securities – balance at January 2, 2009	$81.3
Unrealized gains	3.3

Available for sale securities – balance at July 3, 2009	$84.6

Recognized losses are included in loss on certain investments in the statement of operations.

Note 7—Inventories

Inventories are summarized below:

	July 3, 2009	January 2, 2009
	(in millions)
Finished products	$29.2	$34.9
Work in progress	61.3	70.7
Raw materials and supplies	4.4	4.0

Total inventories	$94.9	$109.6

Note 8—Acquisitions

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

Note 9—Goodwill and Intangible Assets

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment:

(in millions)
Goodwill balance as of January 2, 2009	$313.7
Adjustment resulting from purchase of Kenet	0.2
Adjustment resulting from purchase of Elantec and Xicor	(0.1)

Goodwill balance as of July 3, 2009	$313.8

The decrease to Elantec Semiconductor, Inc. (“Elantec”) and Xicor, Inc. (“Xicor”) goodwill resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. The increase to Kenet goodwill related to acquisition related expenses. See Note 8 relating to acquisitions for further discussion.

Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of five years.

	As of July 3, 2009		As of January 2, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$74.6	$56.1	$73.2	$49.9
Definite-lived: other	8.4	3.2	8.0	2.2

Total	$83.0	$59.3	$81.2	$52.1

We recorded amortization expense as follows:

	Quarter ended July 3, 2009	Quarter ended July 4, 2008	Two quarters ended July 3, 2009	Two quarters ended July 4, 2008
	(in thousands)
By income statement line item
Amortization of purchased intangibles	$3,406	$3,054	$6,912	$6,006

Cost of revenues	$102	$—	$289	$—

Expected amortization expense by year to the end of the current amortization schedule is the following:

(in millions)
To be recognized in:
Fiscal year 2009	12.3
Fiscal year 2010	8.0
Fiscal year 2011	4.9
Fiscal year 2012	3.8
Fiscal year 2013	1.8

Total expected amortization expense	$30.8

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

Goodwill as of July 3, 2009 was $313.8 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

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

Note 10—Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce and we recorded $3.6 million for employee severance and other facility consolidation costs. We announced an additional plan to reduce our global workforce and other operating costs in November 2008. During the quarter and two quarters ended July 3, 2009, we recorded expenses for severance costs, fixed assets, legal and professional costs of approximately $0.4 million and $1.9 million, respectively. All restructuring efforts are substantially complete and we anticipate minimal remaining expenditures.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 2, 2009	$4.1
Severance costs incurred	0.9
Severance payments	(4.5)

Liability balance as of July 3, 2009	$0.5

Note 11—Shareholders’ Equity

Dividends—In April 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.7 million on May 22, 2009 to shareholders of record as of the close of business on May 12, 2009. In July 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 22, 2009 to shareholders of record as of the close of business on August 12, 2009.

Class A Common Stock—Share activity for Class A common stock since January 2, 2009 (in thousands of shares):

Two quarters ended July 3, 2009
Balance as of January 2, 2009	121,626
Shares issued under stock plans	629
Repurchase and retirement of shares	—

Balance as of July 3, 2009	122,255

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

Note 14—Subsequent Events

On August 6, 2009, we acquired 100% of Quellan, Inc., a privately held leader in the design of high performance analog signal processing integrated circuits, for approximately $15 million in cash and contingent consideration of up to $14.7 million if certain revenue goals are achieved.

Based in Santa Clara, California, Quellan utilizes a proprietary Collaborative Signal Processing (CSP) architecture to apply adaptive noise cancellation and equalization within the analog domain. This unique approach enables Quellan’s ICs to address signal loss, dispersion, skew and noise in high-speed signal processing applications. Quellan’s Q:ACTIVE technology will provide improved performance, smaller footprint and lower power solutions for communications and networking infrastructure, high-performance computing, storage and consumer electronics applications. We believe Quellen’s technology will enable us to further penetrate new and existing high-margin markets.

The initial accounting for the acquisition is incomplete and information regarding allocation of the purchase price has not been determined. We have not recognized any acquisition related expenses as of July 3, 2009.

We have evaluated subsequent events through August 7, 2009, which represents the date these condensed consolidated financial statements were issued.

Note 15—Income Taxes and Discontinued Operations

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

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of July 3, 2009	As of July 4, 2008
	(in millions)
Beginning balance (includes interest and penalties of $0.5 million as of January 2, 2009 and $5.9 million as of December 28, 2007)	$8.6	$56.6
Increases related to current year tax positions	0.2	1.5
Decreases related to lapses of statutes of limitations	—	(40.7)

Ending balance (includes interest and penalties of $0.5 million as of July 3, 2009 and $4.7 million as of July 4, 2008)	$8.8	$17.4

Our remaining significant UTB primarily relates to other international income tax matters. We are currently unable to estimate the amount of reserves that will reverse in the next 12 months.

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

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3)—In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161)—In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 was effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. There was no material impact from this statement.

FASB Staff Position (FSP) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed” (FSP FAS 157-4)—Issued in April 2009, FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2)—Issued in April 2009, this FSP provides additional guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. This statement resulted in additional disclosures related to other-than-temporary impairments.

FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1)—Also issued in April 2009, FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those fair value disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

FASB Statement No. 165, “Subsequent Events” (SFAS 165)—In May 2009, the FASB issued SFAS 165, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is currently effective and did not impact the consolidated financial results.

FASB Statement No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification)—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the quarter ending October 2, 2009. There will be no change to our Consolidated Financial Statements due to the implementation of this Statement.

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

Forward Looking Statements

This Quarterly Report contains statements relating to expected future results and business trends of Intersil that are based upon our current estimates, expectations and projections about our industry, and upon management’s beliefs, and certain assumptions we have made, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products; demand for, and market acceptance of, new and existing products; successful development of new products; the timing of new product introductions; new product performance and quality; the successful integration of acquisitions; manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials; procurement shortages; the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations; the need for additional capital; pricing pressures and other competitive factors, such as competitor’s new products; competitors with significantly greater financial, technical, manufacturing and marketing resources; changes in product mix; fluctuations in manufacturing yields; product obsolescence; the ability to develop and implement new technologies and to obtain protection of the related intellectual property; legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims; customer service; the extent that customers use our products and services in their business, such as the timing of the subsequent entry of our customers’ products containing our components into production, the size and timing of orders from customers and customer cancellations or shipment delays; changes in import export regulations; legislative, tax, accounting, or regulatory changes or changes in their interpretation; transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars and terrorist activities; and exchange rate fluctuations. These “forward-looking statements” are made only as of the date hereof and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market high-performance analog and mixed signal integrated circuits (ICs). We believe our product portfolio addresses some of the fastest growing applications within the high-end consumer, industrial, computing and communications markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2009.

Results of Operations

Statement of operations data and percentage of revenue for the periods indicated:

	Quarter ended		Two quarters ended
	July 3, 2009	July 4, 2008	July 3, 2009	July 4, 2008
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.8%	43.3%	45.4%	44.7%

Gross profit	54.2%	56.7%	54.6%	55.3%
Operating costs and expenses
Research and development	25.2%	17.8%	26.3%	17.6%
Selling, general and administrative	20.2%	16.8%	21.0%	15.2%
Amortization of purchased intangibles	2.3%	1.4%	2.6%	1.4%
In-process research and development credit	—%	—%	(0.1)%	—%
Restructuring and other related charges	0.3%	0.6%	0.7%	1.2%

Operating income	6.2%	20.1%	4.1%	19.9%
Gain (loss) on deferred comp investments, net	0.7%	0.4%	0.3%	—%
Loss on certain investments, net	—%	—%	—%	(1.5)%
Interest income, net	0.9%	1.9%	1.1%	2.1%

Income from continuing operations before income taxes	7.9%	22.4%	5.5%	20.5%
Income tax expense from continuing operations	3.7%	4.8%	2.2%	0.1%

Income from continuing operations	4.2%	17.6%	3.3%	20.4%
Discontinued operations
Income tax benefit from discontinued operations	—%	—%	—%	(4.6)%

Income from discontinued operations	—%	—%	—%	4.6%

Net income	4.2%	17.6%	3.3%	25.0%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended July 4, 2008 to conform to the presentation in the quarter(s) ended July 3, 2009.

Revenue and Gross Profit

Revenue for the quarter ended July 3, 2009 decreased $68.9 million or 31.9% to $147.3 million from $216.2 million during the quarter ended July 4, 2008. The decrease in sales was broad based and driven by revenue declines from all end markets. Sales in the industrial and communication markets decreased 39% and 37%, respectively, from the second quarter of 2008, while sales into the consumer and computing end markets declined by 27% each. In the fourth fiscal quarter of 2008, deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout our supply chain. In the first quarter of 2009, sales continued to decline from the fourth quarter of 2008 in all markets except the computing market, which saw some recovery. In the second quarter of 2009, sales grew from the first quarter of 2009 levels in all markets as follows: consumer (51%), computing (40%), industrial (5%) and communication (1%).

Revenues by end market were as follows (in millions):

	Quarter ended July 3, 2009		Quarter ended July 4, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Computing	$51.6	35.0%	$71.0	32.8%
Communication	30.1	20.4%	47.7	22.1%
Industrial	27.9	19.0%	45.9	21.2%
Consumer	37.7	25.6%	51.6	23.9%

Total	$147.3	100.0%	$216.2	100.0%

In aggregate, a 31% decrease in unit shipments decreased net revenue from second quarter of 2008 levels by $67.3 million and average selling prices (ASPs) decreased 1%, decreasing revenues by $1.6 million. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While the broad-based decline in sales over the entire market in the fourth quarter of 2008 initially resulted in increased ASPs and current conditions reflect only a modest decline in ASPs, we expect average sales prices will continue to decline as the market recovers and we return to historical sales levels.

Revenue for the two quarters ended July 3, 2009 decreased $154.5 million or 36.8% to $265.5 million from $419.9 million during the two quarters ended July 4, 2008. The decrease in sales was broad based and driven by revenue declines from all end markets. Sales into the consumer end market declined 41% from the first two quarters of 2008, while sales into the industrial, communication and computing end markets declined by 39%, 37% and 31% respectively. In the fourth fiscal quarter of 2008, deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout our supply chain. In the first quarter of 2009, sales continued to decline from the fourth quarter of 2008 in all markets except the computing end market which saw some recovery. In the second quarter of 2009, all markets began to show some recovery from the significantly lower sales of the fourth quarter of 2008 and first quarter of 2009.

Revenues by end market were as follows (in millions):

	Two quarters ended July 3, 2009		Two quarters ended July 4, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Computing	$88.5	33.3%	$128.0	30.5%
Communication	59.9	22.6%	95.8	22.8%
Industrial	54.5	20.5%	89.8	21.4%
Consumer	62.6	23.6%	106.3	25.3%

Total	$265.5	100.0%	$419.9	100.0%

In aggregate, a 37% decrease in unit shipments decreased net revenue from first two quarters of 2008 levels by $153.8 million and ASPs remained essentially flat, decreasing revenues slightly by $0.7 million. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While current conditions do not reflect this decline, we expect sales prices will decline as the market recovers and we return to historical sales levels.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	July 3, 2009	July 4, 2008
	(percent of revenues)
Asia/Pacific	74%	73%
North America	18	18
Europe	8	9

Total	100%	100%

The long-term trend of revenue growth in the Asia/Pacific region continues to be reflected in the geographic split. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Thailand, Netherlands and Italy. Sales to customers in China, including Hong Kong, comprised approximately 48% of revenue, followed by the United States (17%) and South Korea (12%) during the two quarters ended July 3, 2009. Two distributors that support a wide range of customers around the world accounted for 14% and 9% of our revenues in the two quarters ended July 3, 2009. One original design manufacturer accounted for 9% of our revenues for the two quarters ended July 3, 2009.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended July 3, 2009, gross profit decreased $42.8 million or 34.9% to $79.8 million from $122.6 million during the quarter ended July 4, 2008. As a percentage of sales, gross margin was 54.2% during the quarter ended July 3, 2009 compared to 56.7% during the quarter ended July 4, 2008. The gross margin decreased primarily due to product sales mix changes at the product family level. Sales in the computing end market, which historically earns lower margins than the company average, were proportionately higher in the quarter ended July 3, 2009 compared to the quarter ended July 4, 2008. (See revenues by end market table above.) This change in the mix of sales exerted downward pressure on gross margins overall.

During the two quarters ended July 3, 2009, gross profit decreased $87.3 million or 37.6% to $144.9 million from $232.2 million during the two quarters ended July 4, 2008. As a percentage of sales, gross margin was 54.6% during the quarter ended July 3, 2009 compared to 55.3% during the quarter ended July 4, 2008. The gross margin decreased primarily due to product sales mix changes at the product family level, partially offset by decreased margins in the two quarters ended July 4, 2008 due to higher inventory adjustments related to our announced restructuring plan. Sales in the computing end market, which historically earns lower margins than the company average, were proportionately higher in the two quarters ended July 3, 2009 compared to the two quarters ended July 4, 2008. (See revenues by end market table above.) This change in the mix of sales exerted downward pressure on gross margins overall.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. We expect to realize savings from our restructuring initiatives beginning late in 2009 and extending into 2010. We continue to make progress in our conversion from gold to copper wire in many of our high volume products.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses decreased $1.6 million or 4.1% to $37.0 million during the quarter ended July 3, 2009 from $38.6 million during the quarter ended July 4, 2008. R&D expenses decreased $4.0 million or 5.4% to $69.8 million during the two quarters ended July 3, 2009 from $73.8 million during the two quarters ended July 4, 2008. The decreases were primarily due to cost saving initiatives and reduced incentive accruals offset by increased labor costs from acquisitions and strong hiring of new design engineers during 2008. We are committed to our investment in research and development and expect R&D expenditures to remain close to 2008 levels.

Selling, General and Administrative (SG&A)

SG&A costs include primarily salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs decreased by $6.5 million or 17.9% to $29.8 million during the quarter ended July 3, 2009 from $36.3 million during the quarter ended July 4, 2008. SG&A costs decreased by $8.2 million or 12.9% to $55.6 million during the two quarters ended July 3, 2009 from $63.8 million during the two quarters ended July 4, 2008. The decreases for both periods related primarily to cost saving initiatives and reduced incentive accruals.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.3 million to $3.4 million in the quarter ended July 3, 2009 from $3.1 million in the quarter ended July 4, 2008. For the two quarters ended July 3, 2009, amortization of purchased intangibles increased $0.9 million to $6.9 million from $6.0 million for the two quarters ended July 4, 2008. The increases for both periods resulted primarily from the three acquisitions in the last two quarters of fiscal 2008. We expect amortization of current definite-lived intangible asset balances to decrease in the third and fourth quarters as certain balances become fully amortized. This decrease will reduce amortization expense by approximately $1.1 million per quarter beginning in the first quarter of 2010.

Many factors, including the significant and sustained decline in our market capitalization below our book value and the deteriorating macro-economic environment which resulted in significant decline in demand for our products, can cause impairment of our goodwill and purchased intangible asset balances. We test our goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2008, we performed our annual test of goodwill, as well as an additional goodwill impairment analysis as of November 29, 2008. Based on our analyses, we recorded total goodwill impairment charges of approximately $1.2 billion in that quarter. We will conduct our annual goodwill impairment test in the fourth quarter of 2009. If we experience further significant declines in our stock price, market capitalization and expected cash flows, further significant adverse changes in the business climate, continuing slow growth rates or other indicators of possible further impairment, we may need to perform additional impairment analysis of our goodwill prior to our annual test in the fourth quarter.

Restructuring

In March 2008, we implemented a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts that, when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9% and result in an estimated combined annual cost savings between $12 million and $14 million. All restructuring projects are substantially complete.

We recorded charges of $0.4 million in the quarter ended July 3, 2009 compared to $1.2 million in the quarter ended July 4, 2008 for employee severance, facility consolidation and other costs, as a result of these actions. We have recorded charges of $1.9 million for the two quarters ended July 3, 2009 compared to $4.9 million in the two quarters ended July 4, 2008. Other accrued expense on the accompanying consolidated balance sheets includes approximately $0.5 million remaining liability related to the restructurings.

Gain (loss) on deferred compensation investments, net

We have a liability for a qualified deferred compensation plan. We maintain a portfolio of approximately $9.9 million of investments under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended July 3, 2009, we recorded a gain on deferred compensation investments of $1.1 million and an increase in compensation expense of $1.2 million. During the two quarters ended July 3, 2009, we recorded gain on deferred compensation investments of $0.8 million and an increase of compensation expense of $0.8 million.

Loss on certain investments, net

During the quarter ended March 28, 2008, we recorded an impairment charge of $6.4 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income, net

Net interest income decreased to $1.4 million during the quarter ended July 3, 2009, from $4.1 million during the quarter ended July 4, 2008. Net interest income decreased to $2.8 million during the two quarters ended July 3, 2009, from $8.9 million during the two quarters ended July 4, 2008. The decreases are attributable to a decrease in average cash and investment balances and declining interest rates when compared to the same period last year.

Income Tax

Income tax expense from continuing operations for the quarter ended July 3, 2009 included a $3.4 million charge related to the move of our international headquarters. Excluding this item, the effective tax rate on income from continuing operations for the quarters ended July 3, 2009 and July 4, 2008 was 17.2% and 21.4%, respectively. Income tax benefit from continuing operations for the two quarters ended July 4, 2008 included a $21.3 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. Excluding both unusual items, the effective tax rates on income from continuing operations for the two quarters ended July 3, 2009 and July 4, 2008 was 17.4% and 25.3%, respectively. The decrease in rate for both the quarter and two quarter periods is primarily due to a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 17% in future quarters.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and non-reschedulable thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as cycle and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

We had a six-month backlog as of July 3, 2009 of $139.6 million compared to April 3, 2009 of $126.9 million and $190.7 million as of July 4, 2008. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On July 22, 2009, we announced our outlook for the third quarter of 2009. With a positive book-to-bill in the first two quarters and increasing backlog, we expected to see sequential growth in the third quarter. At that time, we expected revenue to increase to $156 million to $162 million. Although visibility remains limited, we expected GAAP earnings per diluted share of approximately $0.08 to $0.11. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K furnished on July 22, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 2, 2009. As of July 3, 2009, we had committed to purchase $22.1 million of inventory from suppliers.

The D2Audio, Kenet and Zilker purchase agreements contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $23.5 million, based on revenue earned through July 2010. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration as of July 3, 2009.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program and potential future acquisitions or strategic investments. As of July 3, 2009, our total shareholders’ equity was $1.0 billion. At that date, we had $324.2 million in cash and short-term investments. We have no debt outstanding.

We have $84.6 million in long-term investments, primarily auction rate securities. These securities are composed of approximately $49.8 million of insurance related securities, $13.8 million of corporate credit securities and $21.0 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 170 basis points above one month LIBOR.

On October 17, 2008, we established a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the quarters ended July 3, 2009 and July 4, 2008 were as follows:

	Two quarters ended
	July 3, 2009	July 4, 2008
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$45	$115
Proceeds from exercise of compensatory stock plans, including tax benefits	2	19

	$47	$134

Uses of Cash
Business improvement investments
Business acquisitions, net	$(1)	$—
Capital expenditures, net of sale proceeds	(3)	(23)

	$(4)	$(23)

Returned to shareholders
Stock repurchases	$—	$(110)
Dividends paid	(30)	(30)

	$(30)	$(140)

Cash/Investment Management Activities
Increase in investments and foreign exchange effects	$2	$30

Net increase in cash and cash equivalents	$15	$1

For the two quarters ended July 3, 2009, our operational cash (including proceeds from stock plans) was $47 million compared to $134 million in the two quarters ended July 4, 2008, a decrease of $87 million. We used approximately $3 million for capital expenditures and $1 million for acquisitions. We returned $30 million to shareholders in the form of dividends. Investment balances were increased by $2 million compared to $30 million in the two quarters ended July 4, 2008, resulting in net cash provided of $15 million overall.

We strive to constantly improve the cash flows from our existing business activities and return the majority of that cash flow to shareholders. We maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock or a combination of both may be issued to fund additional acquisitions to improve our business.

Our cash, cash equivalents and investments, when combined with no outstanding long or short-term debt obligations, give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $3.5 million to $70.1 million as of July 3, 2009 from $66.6 million as of January 2, 2009. This increase primarily reflects the increased sales in the past two quarters compared to the fourth quarter of 2008 and a return of days sales outstanding to more historical rates. Inventories, net of reserves, decreased by $14.7 million to $94.9 million as of July 3, 2009 from $109.6 million as of January 2, 2009. Our days-of-inventory is still high, resulting from the sudden decline in sales, but we are continuing to reduce inventory and intend to reduce days of inventory to more historical levels by year-end.

Capital Expenditures

Capital expenditures were $3.8 million for the two quarters ended July 3, 2009 and $22.8 million for the two quarters ended July 4, 2008. Capital expenditures in 2008 were primarily due to the expansion of available capacity for both our wafer and assembly/test partners.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the two quarters ended July 3, 2009, cash flow from exercises of stock options and related tax benefits and sales under our ESPP decreased to approximately $1.5 million as compared with $18.8 million in the two quarters ended July 4, 2008. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In April 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on May 22, 2009 to shareholders of record as of the close of business on May 12, 2009. In July 2009, our Board of Directors also declared a dividend of $0.12 per share, to be paid on August 22, 2009 to shareholders of record as of the close of business on August 12, 2009.

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

Credit markets have tightened as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We continue to experience a number of resulting effects, including product delays due to effects experienced by key suppliers; reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility in the earnings and fair value of our investments.

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

During the two quarters ended July 3, 2009, we purchased and sold foreign exchange contracts with a notional value of $15.9 million. The related derivatives were recognized on the balance sheet at their fair value as of July 3, 2009. Due to their immaterial value, we do not believe they are subject to material changes due to market or interest rate risk inherent in forward contracts for foreign currencies.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our Annual Report on Form 10-K for the year ended January 2, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 3, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 3, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against Intersil during the quarter ended July 3, 2009, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our annual report on Form 10-K, filed with the SEC on March 3, 2009, for a discussion of the material legal proceedings to which we are a party.

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

(a) The Annual Meeting of Shareholders of Intersil was held on May 6, 2009 (Annual Meeting) in Milpitas, California.

(b) At the Annual Meeting, the shareholders considered and approved all of the following proposals, as further described in Intersil’s Definitive Proxy Statement, filed with the SEC on March 19, 2009. As reported by our transfer agent, the total number of shares voted was 114,425,754.

(1)	Election of Directors. All nine of management’s nominees for Intersil’s Board of Directors were elected by the following vote:

Nominee	For	Withheld
David B. Bell	113,937,036	488,718
Robert W. Conn	113,863,028	562,726
James V. Diller	112,392,777	2,032,977
Gary E. Gist	113,784,877	640,877
Mercedes Johnson	113,937,207	488,547
Gregory Lang	113,385,878	1,039,876
Jan Peeters	113,564,454	861,300
Robert N. Pokelwaldt	113,862,693	563,061
James A. Urry	113,861,410	564,344

(2)	Proposal for the shareholders to ratify the appointment of KPMG LLP as the independent registered public accounting firm of Intersil.

For	Against	Abstain	Broker Non-Vote
114,263,580	125,036	37,138	none

(3)	Proposal for the shareholders to ratify an amendment to extend the term of the Intersil Corporation Employee Stock Purchase Plan to February 28, 2019 and increase the number of shares authorized for issuance under the Plan from 2,533,334 to 4,533,334.

For	Against	Abstain	Broker Non-Vote
101,209,061	6,262,899	45,310	6,908,484

Item 5.	Other Information

None

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: August 7, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil.*

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.