Form 10-Q
period 2009-10-02
INTERSIL CORP/DE
filed 2009-11-10
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 30, 2009:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	122,685,125

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(Unaudited)
	(in thousands, except share data)
Revenue	$168,290	$218,663	$433,741	$638,592
Cost of revenue	76,455	95,612	196,987	283,352

Gross profit	91,835	123,051	236,754	355,240

Operating costs and expenses:
Research and development	38,432	35,122	108,235	108,883
Selling, general and administrative	32,523	31,802	88,124	95,608
Amortization of purchased intangibles	2,980	2,830	9,892	8,836
In-process research and development charge (credit)	—	2,628	(215)	2,628
Restructuring and other related charges	352	648	2,293	5,507

Operating income	17,548	50,021	28,425	133,778
Gain (loss) on deferred compensation investments, net	952	(1,257)	1,780	(1,395)
Total other-than-temporary impairment losses	(14,305)	—	(14,305)	(6,390)
Interest income, net	1,046	3,144	3,873	12,068

Income from continuing operations before income taxes	5,241	51,908	19,773	138,061
Income tax (benefit) expense from continuing operations	(7,039)	4,646	(1,118)	5,129

Income from continuing operations	12,280	47,262	20,891	132,932
Discontinued operations:
Income tax benefit from discontinued operations	—	—	—	(19,422)

Income from discontinued operations	—	—	—	19,422

Net income	$12,280	$47,262	$20,891	$152,354

Basic earnings per share:
Income from continuing operations	$0.10	$0.38	$0.17	$1.07
Income from discontinued operations	—	—	—	0.16

Net income	$0.10	$0.38	$0.17	$1.23

Diluted earnings per share:
Income from continuing operations	$0.10	$0.38	$0.17	$1.06
Income from discontinued operations	—	—	—	0.16

Net income	$0.10	$0.38	$0.17	$1.22

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Weighted average common shares outstanding (in millions):
Basic	122.3	123.2	122.1	124.2

Diluted	122.3	124.4	122.2	125.3

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 2, 2009	January 2, 2009
	($ in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$236,133	$215,625
Short-term investments	93,498	97,008
Trade receivables, net of allowances ($10,411 as of October 2, 2009 and $8,532 as of January 2, 2009)	71,034	66,607
Inventories	91,847	109,644
Prepaid expenses and other current assets	11,125	12,092
Deferred income tax asset	25,713	35,489

Total Current Assets	529,350	536,465
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($189,152 as of October 2, 2009 and $173,866 as of January 2, 2009)	102,467	112,825
Purchased intangibles, net of accumulated amortization ($62,397 as of October 2, 2009 and $52,113 as of January 2, 2009)	29,520	29,041
Goodwill	314,879	313,729
Long-term investments	64,175	81,301
Deferred income tax asset	81,632	46,994
Other	14,738	13,235

Total Non-current Assets	607,411	597,125

Total Assets	$1,136,761	$1,133,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$32,979	$22,264
Accrued compensation	30,451	30,461
Deferred net revenue	10,456	10,638
Other accrued expenses	25,722	37,256
Non-income taxes payable	4,506	3,319
Income taxes payable	7,712	4,012

Total Current Liabilities	111,826	107,950

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 122,688,148 shares issued and outstanding as of October 2, 2009 and 121,626,122 shares issued and outstanding as of January 2, 2009, respectively	1,227	1,216
Additional paid-in capital	1,821,379	1,797,072
Accumulated deficit	(788,005)	(764,262)
Accumulated other comprehensive loss	(9,666)	(8,386)

Total Shareholders’ Equity	1,024,935	1,025,640

Total Liabilities and Shareholders’ Equity	$1,136,761	$1,133,590

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters Ended
	October 2, 2009	October 3, 2008
	(Unaudited) (in thousands)
Operating activities:
Net income from continuing operations	$20,891	$132,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,934	25,342
Impairment of assets held for sale	1,018	—
Provision for excess inventory obsolescence	8,380	8,048
Stock-based compensation	20,937	24,247
Tax effect of stock options and awards exercised	439	5,166
Excess tax benefits received on exercise of stock-based awards	(323)	(888)
In-process research and development	(215)	2,628
Gain on sale of equipment	(40)	(39)
Other-than-temporary impairment losses	14,305	6,390
Deferred income taxes	(17,258)	15,163
Net income from discontinued operations	—	19,422
Changes in operating assets and liabilities:
Trade receivables	(4,339)	(12,852)
Inventories	9,634	(21,764)
Prepaid expenses and other current assets	(73)	(3,371)
Trade payables and accrued liabilities	(1,860)	5,983
Income taxes	3,534	(53,669)
Other, net	(960)	1,731

Net cash provided by operating activities	80,004	154,469

Investing activities:
Proceeds from sales of auction rate securities	—	29,275
Purchases of auction rate securities	—	(2,500)
Proceeds from sales or maturity of short-term investments	17,589	9,911
Purchases of short-term investments	(14,123)	—
Proceeds from issuer calls of long-term investments	—	2,000
Acquisitions, net of cash received	(17,762)	(37,457)
Proceeds from sale of property, plant and equipment	40	123
Purchase of property, plant and equipment	(6,034)	(31,462)

Net cash used in investing activities	(20,290)	(30,110)

Financing activities:
Proceeds from exercise of stock-based awards	4,813	22,648
Excess tax benefits received on exercise of stock-based awards	323	888
Dividends paid	(44,301)	(45,429)
Repurchase of outstanding common shares	—	(139,998)

Net cash used in financing activities	(39,165)	(161,891)
Effect of exchange rates on cash and cash equivalents	(41)	(2,262)

Net increase (decrease) in cash and cash equivalents	20,508	(39,794)
Cash and cash equivalents at the beginning of the period	215,625	323,403

Cash and cash equivalents at the end of the period	$236,133	$283,609

See notes to unaudited consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) is a global designer and manufacturer of high-performance analog and mixed signal integrated circuits (ICs) for applications in the high-end consumer, industrial, communications and computing electronics markets.

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

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2008 included an extra week in the second quarter and 53 weeks for the total fiscal year ended on January 2, 2009. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth quarters.

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2—Comprehensive Income

	Quarter ended		Three quarters ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(in thousands)
Net income	$12,280	$47,262	$20,891	$152,354
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale (AFS) investments	(6,087)	331	(2,821)	(9,141)
Tax effect	1,533	(85)	1,081	2,172
Currency translation adjustments	960	(1,257)	461	(278)

Comprehensive income	$8,686	$46,251	$19,612	$145,107

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 3—Earnings Per Share

	Quarter ended		Three quarters ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
Numerator:	(in thousands, except share data)
Net income from continuing operations	$12,280	$47,262	$20,891	$132,932
Net income from discontinued operations	—	—	—	19,422

Net income to common shareholders (numerator for basic and diluted earnings per share)	$12,280	$47,262	$20,891	$152,354

Denominator:
Denominator for basic earnings per share weighted average common shares	122,348	123,184	122,090	124,239
Effect of dilutive securities:
Stock options and awards	—	1,257	67	1,057

Denominator for diluted earnings per share adjusted—weighted average common shares	122,348	124,441	122,157	125,296

Basic earnings per share
Continuing operations	$0.10	$0.38	$0.17	$1.07
Discontinued operations	—	—	—	0.16

Net income per share	$0.10	$0.38	$0.17	$1.23

Diluted earnings per share
Continuing operations	$0.10	$0.38	$0.17	$1.06
Discontinued operations	—	—	—	0.16

Net income per share	$0.10	$0.38	$0.17	$1.22

Anti-dilutive shares not included in the above calculations
Awards	196	—	591	9

Options	86	—	179	—

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Three quarters ended
	October 2, 2009	October 3, 2008
Range of expected volatilities	39.8 - 51.1%	35.2 - 39.3%
Weighted average volatility	46.6%	37.1%
Range of dividend yields	3.2 – 5.0%	1.7 – 2.9%
Weighted average dividend yield	4.0%	2.0%
Range of risk-free interest rates	2.1 - 5.3%	2.1 - 3.1%
Weighted average risk free interest rate	4.0%	2.4%
Range of expected lives, in years	4.9 – 5.7	3.3 – 4.3
Weighted average expected life, in years	5.5	4.2

Generally, our stock options vest 25% in the first year and quarterly thereafter over four years and have seven year contract lives.

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted (1)	2,514	12.23	6.5	1,289
Performance adjustment	—	—	—	41
Exercised (2)	(248)	5.30	0.8	(464)
Canceled	(1,544)	24.84	2.5	(162)

Outstanding as of October 2, 2009	16,454	$22.61	3.9	2,612	$44.7	$52.9

Exercisable/vested as of October 2, 2009 (2)	11,388	$24.35	3.0	65	$6.5	—

Unexercisable/unvested as of October 2, 2009	5,066	$18.70	5.7	2,547	$38.2	$52.9

Number vested and expected (as of October 2, 2009) to ultimately vest	16,268	$22.73	3.8	2,178	$38.3

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the three quarters ended October 2, 2009		$4.00		$12.03	$6.72

Weighted average fair value per share of awards granted in the three quarters ended October 3, 2008		$6.32		$24.81	$12.03

(1)	Stock awards granted include 460,053 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.

Additional Disclosures	Three quarters ended October 2, 2009	Three quarters ended October 3, 2008
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	475	328

Aggregate intrinsic value of stock options exercised	$2.1	$11.4

Impact on Financial Statements

	Quarter ended October 2, 2009	Quarter ended October 3, 2008	Three quarters ended October 2, 2009	Three quarters ended October 3, 2008
By income statement line item	(in thousands)
Cost of revenue	$615	$819	$1,921	$2,881
Research and development	2,879	3,158	9,311	10,321
Selling, general and administrative	3,399	4,256	9,705	11,045

By stock plan
Stock options	$3,741	$4,721	$12,409	$15,482
Restricted and deferred stock awards	2,920	3,307	7,854	8,007
Employee stock purchase plan	232	205	674	758

	October 2, 2009	January 2, 2009
	(in thousands)
Stock-based compensation capitalized in inventory	$1,057	$749

Performance-based Grants

As of October 2, 2009, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant.

October 2, 2009
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	742.7
Maximum PDSU shares that could be issued assuming the highest level of performance	1,121.5
PDSU shares expected to vest (1)	661.9

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 5—Investments

Investments designated as available for sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses, such as other-than-temporary losses on equity securities and the credit component of other-than-temporary losses on debt securities, are recorded in total other-than-temporary impairment losses.

Investments designated as held to maturity (HTM) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

During the quarter ended July 3, 2009, we adopted Financial Accounting Standards Board (FASB) guidance that requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures about other-than-temporary impairments of debt and equity securities. These standards are effective for periods ending after June 15, 2009 and do not change the recognition of other-than-temporary impairment for equity securities.

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the quarter or three quarters ended October 2, 2009.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of October 2, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
U. S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	93.0	—	—	93.0	< 1

Total	$93.5	$—	$—	$93.5

Long-term Investments

Equity securities
Preferred shares (AFS)	$1.1	$0.3	$—	$1.4	N/A
Debt securities
Auction rate securities (AFS)	81.8	0.4	19.4	62.8	12-41

Total	$82.9	$0.7	$19.4	$64.2

	As of January 2, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
State and municipality issued debt (HTM)	$17.0	$0.1	$—	$17.1	< 1
Bank time deposits (AFS)	80.0	—	—	80.0	< 1

Total	$97.0	$0.1	$—	$97.1

Long-term Investments

Equity securities
Preferred shares (AFS)	$1.1	$—	$—	$1.1	N/A
Debt securities
Auction rate securities (AFS)	96.1	—	15.9	80.2	13-42

Total	$97.2	$—	$15.9	$81.3

We classify auction rate securities (ARS) and preferred equity securities as available for sale and record them at fair value. During the quarter ended October 2, 2009, we determined that certain of these securities had declines in value that were other-than-temporary and we recorded a $14.3 million impairment charge on the securities. During the year ended January 2, 2009, we recorded a $31.8 million impairment charge on ARS securities, of which $6.4 million was recorded in the quarter ended March 28, 2008 and $25.4 million was recorded in the quarter ended January 2, 2009. The impairment charges are included in total other-than-temporary impairment losses in the accompanying financial statements. The amortized cost of these securities is reduced by the recognized losses of $14.3 million in 2009 and $31.8 million in 2008.

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

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of October 2, 2009 and January 2, 2009 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
AFS securities as of October 2, 2009	$2.0	$(0.3)	$49.7	$(19.1)	$51.7	$(19.4)

AFS securities as of January 2, 2009	$20.7	$(4.7)	$48.4	$(11.2)	$69.1	$(15.9)

We have recorded a total net unrealized loss on investments of $18.7 million and a related current tax benefit of $3.3 million and deferred tax benefit of $2.9 million, for a net unrealized loss of $12.5 million in accumulated other comprehensive loss. We have concluded this decline in the fair value of these securities should not be recorded in earnings because:

•	we do not intend to sell the securities;

•	we believe it is more likely than not that we will not be required to sell the securities prior to the recovery of amortized cost; and

•	the unrealized losses are due to conditions other than a credit loss.

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

	Quarter ended October 2, 2009	Quarter ended October 3, 2008	Three quarters ended October 2, 2009	Three quarters ended October 3, 2008
By income statement line item	(in thousands)
Gain (loss) on certain investments, net	$952	$(1,257)	$1,780	$(1,395)

Selling, general and administrative expense (benefit)	$1,012	$(1,184)	$1,839	$(1,528)

	October 2, 2009	January 2, 2009
	(in millions)
Deferred compensation assets (trading)	$11.1	$8.9

Deferred compensation liability	$11.2	$8.9

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

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

	Total	Fair value as of October 2, 2009 using (in millions):
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$11.1	$3.3	$7.8	—
Available for sale securities	157.2	93.0	—	$64.2
Held to maturity securities	0.5	0.5	—	—
Foreign exchange contracts	0.1	—	0.1	—

	$168.9	$96.8	$7.9	$64.2

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

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs as of October 2, 2009.

(in millions)
Available for sale securities – balance as of January 2, 2009	$81.3
Recognized losses	(14.3)
Unrealized losses	(2.8)

Available for sale securities – balance as of October 2, 2009	$64.2

Recognized losses are included in loss on certain investments in the statement of operations.

Note 7—Inventories

Inventories are summarized below:

	October 2, 2009	January 2, 2009
	(in millions)
Finished products	$27.0	$34.9
Work in progress	60.7	70.7
Raw materials and supplies	4.1	4.0

Total inventories	$91.8	$109.6

Note 8—Acquisitions

On August 6, 2009, we acquired 100% of Quellan, Inc. (“Quellan”), a privately held leader in the design of high performance analog signal processing integrated circuits, for approximately $13.9 million in cash and contingent consideration of $3.3 million. Acquisition related costs were approximately $0.5 million and are included in selling, general and administrative expense in the accompanying financial statements.

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

The preliminary allocation of the purchase price is summarized as follows:

Quellan purchase
(in millions)
Intangible assets:
Definite-lived: developed technologies	$6.2
Definite-lived: other	2.7
Indefinite-lived: goodwill	1.3
Deferred tax assets	9.1
Other tangible net liabilities, excluding cash and cash equivalents	(2.1)

Total purchase price, net of cash and cash equivalents acquired	$17.2

The definite-lived developed technology purchased will be amortized over a five and one-half year life. Other definite-lived intangible assets include backlog, customer relationships and tradenames. These assets have amortization lives ranging from six months to three and one-half years. We amortize definite-lived intangible assets over their estimated useful lives.

None of the goodwill recognized is expected to be deductible for income tax purposes.

The Quellan purchase agreement contains provisions for additional consideration to the former stockholders of the business if certain milestones are met or if revenues through March 2011 exceed a base amount of $12 million. The maximum payout under both provisions is $14.7 million. The fair value of the $3.3 million contingent consideration was estimated using the income approach. This measure is based on significant inputs that are not observable in the market, referred to as Level 3 inputs (see Note 6). Key assumptions include a discount rate of 19.9%, a 50% probability of achieving the milestones and estimated revenues from Quellan during the defined period in excess of the base amount. As of October 2, 2009, the amount recognized for the contingent consideration arrangements, the range of outcomes and the assumption used to develop the estimates had not changed.

The fair value of the acquired identifiable intangible assets of $8.9 million is provisional pending receipt of the final valuations for those assets.

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

The purchase consideration for the three acquisitions that took place in 2008 was $44.7 million in cash paid to complete the mergers, net of cash and cash equivalents received for the three companies, and for professional fees and the assumption of certain liabilities. The purchase consideration is subject to change depending on the final purchase accounting. Based on our evaluations, which are substantially complete, the acquisitions included approximately $13.2 million of definite-lived intangible assets, which will be amortized over six months to seven years, and goodwill of approximately $19.2 million. In addition, approximately $2.8 million of in-process research and development (IPR&D) was expensed as a result of the acquisitions. The value of purchased IPR&D was determined using an income approach. Purchased research and development is written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Included in the 2008 purchases is a $3.2 million remaining liability recorded as holdback from the consideration at the initial closing of the purchases in 2008 representing an amount that may be used to cover costs that arise in connection with the representations and warranties made by the management of each company. This holdback, or some portion thereof, may be payable within one year to 18 months of the acquisition dates based on such costs.

All three 2008 purchase agreements contain provisions for additional consideration to the former stockholders of the businesses if revenues during a defined period exceed a base amount. The maximum payout under all provisions is $32.5 million, based on excess revenue through July 2010. No amount for additional consideration was recorded at the time of the acquisition. The amount of the additional consideration, if any, that is earned based on the excess revenue provisions of the agreements will be recorded as an increase in goodwill at the time the contingency is resolved.

The results of operations of all acquirees, which are immaterial, are included in our consolidated statements of operations from the respective dates of the acquisitions. Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities, individually and in the aggregate.

We are responsible for the valuation estimates.

Note 9—Goodwill and Intangible Assets

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment:

(in millions)
Goodwill balance as of January 2, 2009	$313.7
Adjustment resulting from purchase of Kenet	0.2
Adjustment resulting from purchase of Quellan	1.3
Adjustment resulting from purchase of Elantec and Xicor	(0.3)

Goodwill balance as of October 2, 2009	$314.9

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

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2008, we had five reporting units for purposes of the analysis—analog and mixed signal, computing, consumer, industrial and communication and specialty. The first step of the goodwill impairment test is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Goodwill as of October 2, 2009 was $314.9 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

The adjusted carrying amount of goodwill is the new accounting basis.

Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships, with an estimated useful life of five years.

	As of October 2, 2009		As of January 2, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$80.8	$58.5	$73.1	$49.9
Definite-lived: other	11.1	3.9	8.0	2.2

Total	$91.9	$62.4	$81.1	$52.1

We recorded amortization expense as follows:

	Quarter ended October 2, 2009	Quarter ended October 3, 2008	Three quarters ended October 2, 2009	Three quarters ended October 3, 2008
By income statement line item	(in thousands)
Amortization of purchased intangibles	$2,980	$2,830	$9,892	$8,836

Cost of revenues	$102	$34	$391	$34

Expected amortization expense by year to the end of the current amortization schedule is the following:

To be recognized in:	(in millions)
Fiscal year 2009	13.2
Fiscal year 2010	9.9
Fiscal year 2011	6.8
Fiscal year 2012	5.6
Fiscal year 2013	2.9
Thereafter	1.3

Total expected amortization expense	$39.7

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

Note 10—Restructuring

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce and we recorded $3.6 million for employee severance and other facility consolidation costs. We announced an additional plan to reduce our global workforce and other operating costs in November 2008. During the quarter and three quarters ended October 2, 2009, we recorded expenses of approximately $0.4 million and $2.3 million, respectively, for severance, fixed assets, legal and professional costs. During the quarter and three quarters ended October 3, 2008, we recorded expenses of approximately $0.6 million and $5.5 million, respectively, for severance, lease exit, legal and professional costs. We anticipate minimal remaining expenditures.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 2, 2009	$4.1
Severance costs incurred	1.2
Severance payments	(4.7)

Liability balance as of October 2, 2009	$0.6

Note 11—Shareholders’ Equity

Dividends—In July 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.7 million on August 21, 2009 to shareholders of record as of the close of business on August 11, 2009. In October 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 20, 2009 to shareholders of record as of the close of business on November 10, 2009.

Class A Common Stock—Share activity for Class A common stock since January 2, 2009 (in thousands of shares):

Three quarters ended October 2, 2009
Balance as of January 2, 2009	121,626
Shares issued under stock plans	1,042
Repurchase and retirement of shares	—

Balance as of October 2, 2009	122,668

Note 12—Legal Matters and Indemnifications

Legal Matters—We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York, as described on form 10-K filed March 3, 2009, incorporated herein by reference. On October 5, 2009, Judge Scheindlin entered an Opinion and Order granting final approval of the settlement, the plan of allocation, and class certification. There was no impact on our consolidated financial statements related to this settlement because Intersil was not required to fund any of the settlement. This case is now closed.

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

Note 13—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 14—Subsequent Events

On October 6, 2009, Intersil held a Special Meeting of Shareholders and the shareholders approved an amendment to Intersil’s 2008 Equity Compensation Plan (the “Plan”) to increase the number of shares authorized for issuance under the plan from 12,300,000 shares to 17,300,000 shares. Shareholders also authorized a stock option exchange program for eligible employees to exchange certain stock options with a strike price at or above $22 per share for a smaller number of new stock options with a strike price based on the closing stock price on November 6, 2009. Our Chief Executive Officer, Chief Financial Officer and other named executive officers are not eligible to participate in the exchange plan. Shareholders also approved an amendment authorizing up to an additional 2,913,705 shares for issuance under the Plan solely to carry out the exchange program.

We have evaluated subsequent events through November 10, 2009, which represents the date these condensed consolidated financial statements were issued.

Note 15—Income Taxes and Discontinued Operations

During the three quarters ended October 3, 2008, the statute of limitations expired for the tax years 2002 through 2004 and we reversed to income approximately $43.5 million of previously established unrecognized tax benefits related to these tax years. Of this amount, $24.1 million was related to international income tax matters and is included in income tax expense from continuing operations. The remaining $19.4 million was related to the sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was a reduction of approximately $1.2 million in the accrual for interest.

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of October 2, 2009	As of October 3, 2008
	(in millions)
Beginning balance (includes interest and penalties of $0.5 million as of January 2, 2009 and $5.9 million as of December 28, 2007 )	$8.6	$56.6
Increases related to current year tax positions	6.9	3.2
Decreases related to lapses of statutes of limitations	—	(43.5)

Ending balance (includes interest and penalties of $0.5 million as of October 2, 2009 and $4.7 million as of October 3, 2008)	$15.5	$16.3

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

Note 16—Recent Accounting Pronouncements

Business Combinations—In December 2007, the FASB issued guidance that provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. We applied these new standards in recording the acquisition of Quellan Inc. during the quarter ended October 2, 2009. See Note 8.

Determination of the Useful Life of Intangible Assets—In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

Disclosures about Derivative Instruments and Hedging Activities—In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities. This guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The guidance applies to derivative instruments as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with certain instruments must provide more robust qualitative disclosures and expanded quantitative disclosures. This statement was effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. There was no material impact from this statement.

Determining Whether a Market Is Not Active and a Transaction is Not Distressed—In April 2009, the FASB issued guidance for making fair value measurements more consistent with the previously provided guidance on fair value principles. This statement provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. This statement is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures and is effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

Recognition and Presentation of Other-Than-Temporary Impairments—In April 2009, the FASB issued guidance to improve clarity about the credit and noncredit components of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This statement applies to debt securities and is effective for periods ending after June 15, 2009 with early adoption permitted. This statement resulted in additional disclosures related to other-than-temporary impairments.

Interim Disclosures about Fair Value of Financial Instruments—Also in April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends previous statements to require those fair value disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

Subsequent Events—In May 2009, the FASB issued guidance which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is currently effective and did not impact the consolidated financial results.

The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy previously provided and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective and did not impact our Consolidated Financial Statements.

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

Results of Operations

Statement of operations data and percentage of revenue for the periods indicated:

	Quarter ended		Three quarters ended
	October 2, 2009	October 3, 2008	October 2, 2009	October 3, 2008
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.4%	43.7%	45.4%	44.4%

Gross profit	54.6%	56.3%	54.6%	55.6%
Operating costs and expenses
Research and development	22.8%	16.1%	25.0%	17.1%
Selling, general and administrative	19.3%	14.5%	20.3%	15.0%
Amortization of purchased intangibles	1.8%	1.3%	2.3%	1.4%
In-process research and development charge (credit)	—%	1.2%	(0.1)%	0.4%
Restructuring and other related charges	0.2%	0.3%	0.5%	0.9%

Operating income	10.4%	22.9%	6.6%	20.9%
Gain (loss) on deferred comp investments, net	0.6%	(0.6)%	0.4%	(0.2)%
Total other-than-temporary impairment losses	(8.5)%	—%	(3.3)%	(1.0)%
Interest income, net	0.6%	1.4%	0.9%	1.9%

Income from continuing operations before income taxes	3.1%	23.7%	4.6%	21.6%
Income tax (benefit) expense from continuing operations	(4.2)%	2.1%	(0.3)%	0.8%

Income from continuing operations	7.3%	21.6%	4.8%	20.8%
Discontinued operations
Income tax benefit from discontinued operations	—%	—%	—%	(3.0)%

Income from discontinued operations	—%	—%	—%	3.0%

Net income	7.3%	21.6%	4.8%	23.8%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended October 3, 2008 to conform to the presentation in the quarter(s) ended October 2, 2009.

Revenue and Gross Profit

Revenue for the quarter ended October 2, 2009 decreased $50.4 million or 23.0% to $168.3 million from $218.7 million during the quarter ended October 3, 2008. The decrease in sales was broad based and driven by revenue declines from all end markets. Sales in the industrial and consumer markets decreased 21% and 14%, respectively, from the third quarter of 2008, while sales into the communication and computing end markets declined by 28% each. In the fourth fiscal quarter of 2008, deteriorating global economic conditions resulted in reduced demand for our customers’ end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout our supply chain. In the first quarter of 2009, sales continued to decline from the fourth quarter of 2008 in all markets except the computing market, which saw some recovery. In the third quarter of 2009, sales grew from the second quarter of 2009 levels in all markets as follows: consumer (25%), computing (11%), industrial (15%) and communication (6%).

Revenues by end market were as follows (in millions):

	Quarter ended October 2, 2009		Quarter ended October 3, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Computing	$57.2	34.0%	$79.1	36.1%
Communication	31.9	18.9%	44.1	20.2%
Industrial	32.1	19.1%	40.5	18.5%
Consumer	47.1	28.0%	55.0	25.2%

Total	$168.3	100.0%	$218.7	100.0%

In aggregate, a 16% decrease in unit shipments decreased net revenue from third quarter of 2008 levels by $35.4 million and average selling prices (ASPs) decreased 8%, decreasing revenues by $15.0 million. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence.

Revenue for the three quarters ended October 2, 2009 decreased $204.9 million or 32.1% to $433.7 million from $638.6 million during the three quarters ended October 3, 2008. The decrease in sales was broad based and driven by revenue declines from all end markets. Sales into the industrial and communications market declined 34% each from the first three quarters of 2008, while sales into the consumer and computing end markets declined by 32% and 30% respectively. In the fourth fiscal quarter of 2008, deteriorating global economic conditions resulted in reduced demand for our customer’s end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout our supply chain. In the first quarter of 2009, sales continued to decline from the fourth quarter of 2008 in all markets except the computing end market which saw some recovery. In the third quarter of 2009, all markets began to show some recovery from the significantly lower sales of the fourth quarter of 2008 and first and second quarters of 2009.

Revenues by end market were as follows (in millions):

	Three quarters ended October 2, 2009		Three quarters ended October 3, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Computing	$145.6	33.5%	$207.0	32.4%
Communication	91.8	21.2%	139.9	21.9%
Industrial	86.7	20.0%	130.3	20.4
Consumer	109.6	25.3%	161.4	25.3%

Total	$433.7	100.0%	$638.6	100.0%

In aggregate, a 30% decrease in unit shipments decreased net revenue from the first three quarters of 2008 levels by $188.9 million and ASPs decreased 4%, decreasing revenues by $16.0 million. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	October 2, 2009	October 3, 2008
	(percent of revenues)
Asia/Pacific	76%	74%
North America	16	17
Europe	8	9

Total	100%	100%

The long-term trend of revenue growth in the Asia/Pacific region continues to be reflected in the geographic split. As manufacturing of consumer electronic and computing/communication products continues to migrate to the Asia/Pacific region of the world, we believe our sales will continue to grow proportionately in that region.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Thailand, Netherlands, and France. Sales to customers in China, including Hong Kong, comprised approximately 48% of revenue, followed by the United States (16%) and South Korea (11%) during the three quarters ended October 2, 2009. Two distributors that support a wide range of customers around the world accounted for 14% and 9% of our revenues in the three quarters ended October 2, 2009. One original design manufacturer accounted for 9% of our revenues for the three quarters ended October 2, 2009.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended October 2, 2009, gross profit decreased $31.2 million or 25.4% to $91.8 million from $123.1 million during the quarter ended October 3, 2008. As a percentage of sales, gross margin was 54.6% during the quarter ended October 2, 2009 compared to 56.3% during the quarter ended October 3, 2008. The decrease in gross margin was primarily due to product sales mix changes at the product family level. Sales in the consumer and computing end markets historically earn lower margins than the company average. Sales in the consumer end market were proportionately higher in the quarter ended October 2, 2009 compared to the quarter ended October 3, 2008. (See revenues by end market table above.) This change in the mix of sales exerted downward pressure on gross margins overall.

During the three quarters ended October 2, 2009, gross profit decreased $118.5 million or 33.4% to $236.8 million from $355.2 million during the three quarters ended October 3, 2008. As a percentage of sales, gross margin was 54.6% during the three quarters ended October 2, 2009 compared to 55.6% during the three quarters ended October 3, 2008. The decrease in gross margin was primarily due to product sales mix changes at the product family level and lower volumes resulting in decreased overhead absorption. Sales in the consumer and computing end markets historically earn lower margins than the company average. Sales in the computing end market were proportionately higher in the three quarters ended October 2, 2009 compared to the three quarters ended October 3, 2008. (See revenues by end market table above.) This change in the mix of sales exerted downward pressure on gross margins overall.

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

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $3.3 million or 9.4% to $38.4 million during the quarter ended October 2, 2009 from $35.1 million during the quarter ended October 3, 2008. This increase was primarily due to increased labor costs from acquisitions and strong hiring of new design engineers during 2008. R&D expenses decreased $0.7 million or 0.6% to $108.2 million during the three quarters ended October 2, 2009 from $108.9 million during the three quarters ended October 3, 2008. The decrease was primarily due to cost saving initiatives and reduced incentive accruals substantially offset by increased labor costs from acquisitions and strong hiring of new design engineers during 2008.

Selling, General and Administrative (SG&A)

SG&A costs primarily include salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs increased by $0.7 million or 2.3% to $32.5 million during the quarter ended October 2, 2009 from $31.8 million during the quarter ended October 3, 2008. This slight increase was due to increased general incentive accruals compared to the third quarter of 2008 offset by reduced selling incentives due to lower sales. SG&A costs decreased by $7.5 million or 7.8% to $88.1 million during the three quarters ended October 2, 2009 from $95.6 million during the three quarters ended October 3, 2008. The decrease related primarily to cost saving initiatives and reduced incentive accruals.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.2 million or 5.3% to $3.0 million in the quarter ended October 2, 2009 from $2.8 million in the quarter ended October 3, 2008. For the three quarters ended October 2, 2009, amortization of purchased intangibles increased $1.1 million or 12.0% to $9.9 million from $8.8 million for the three quarters ended October 3, 2008. The increases for both periods resulted primarily from the three acquisitions in the last three quarters of fiscal 2008 and the Quellan acquisition in the third quarter of 2009. We expect amortization of current definite-lived intangible asset balances to remain essentially flat in the fourth quarter, declining gradually in 2010 as certain balances become fully amortized. This decrease will reduce amortization expense by approximately $1.1 million per quarter by the fourth quarter of 2010.

Many factors, including the significant and sustained decline in our market capitalization below our book value and the deteriorating macro-economic environment which resulted in significant decline in demand for our products, can cause impairment of our goodwill and purchased intangible asset balances. We test our goodwill for impairment at least annually, or more frequently if impairment indicators arise. During the fourth quarter of 2008, we performed our annual test of goodwill, as well as an additional goodwill impairment analysis as of November 29, 2008. Based on our analyses, we recorded total goodwill impairment charges of approximately $1.2 billion in that quarter. We will conduct our annual goodwill impairment test in the fourth quarter of 2009. If we experience further significant declines in our stock price, market capitalization and expected cash flows, further significant adverse changes in the business climate, continuing slow growth rates or other indicators of possible further impairment, we may need to perform additional impairment analysis of our goodwill.

Restructuring

In March 2008, we implemented a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts that, when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9% and result in an estimated combined annual cost savings between $12 million and $14 million. We continue to implement various restructuring projects but anticipate minimal expenses remaining on current projects.

We recorded charges of $0.4 million in the quarter ended October 2, 2009 compared to $0.6 million in the quarter ended October 3, 2008 for employee severance, facility consolidation and other costs, as a result of these actions. We have recorded charges of $2.3 million for the three quarters ended October 2, 2009 compared to $5.5 million in the three quarters ended October 3, 2008. Other accrued expense on the accompanying consolidated balance sheets includes approximately $0.6 million remaining liability related to the restructurings.

Gain (loss) on Deferred Compensation Investments, Net

We have a liability for a qualified deferred compensation plan. We maintain a portfolio of approximately $11.1 million of investments under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended October 2, 2009, we recorded a gain on deferred compensation investments of $1.0 million and an increase in compensation expense of $1.0 million. During the three quarters ended October 2, 2009, we recorded a gain on deferred compensation investments of $1.8 million and an increase of compensation expense of $1.8 million.

Total Other-Than-Temporary Impairment Losses

During the quarter and three quarters ended October 2, 2009, we recorded an impairment charge of $14.3 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. During the three quarters ended October 3, 2008, we recorded an impairment charge of $6.4 million, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income, net

Net interest income decreased to $1.0 million during the quarter ended October 2, 2009, from $3.1 million during the quarter ended October 3, 2008. Net interest income decreased to $3.9 million during the three quarters ended October 2, 2009, from $12.1 million during the three quarters ended October 3, 2008. The decreases are attributable to a decrease in average cash and investment balances and declining interest rates when compared to the same period last year.

Income Tax

Income tax benefit from continuing operations for the quarter ended October 2, 2009 included a $6.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on auction rate securities. Income tax benefit from continuing operations for the three quarters ended October 2, 2009 also included a $3.4 million charge related to the move of our international headquarters. Income tax expense from continuing operations for the three quarters ended October 3, 2008 included a $21.3 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 and 2003. Excluding these unusual items, the effective tax rates on income from continuing operations for the quarter and three quarters ended October 2, 2009 were further reduced by (1) income tax benefits related to the impairment of ARS securities recorded in the third quarter of 2009 and (2) a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 15%-17% in future quarters.

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

We had a six-month backlog as of October 2, 2009 of $143.1 million compared to as six-month backlog of $139.6 million as of July 3, 2009 and of $130.3 million as of October 3, 2008. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On October 21, 2009, we announced our outlook for the fourth quarter of 2009. With a positive book-to-bill in the first three quarters and increasing backlog, we expected to see sequential growth in the fourth quarter. At that time, we expected revenue to increase to $170 million to $177 million. We expected GAAP earnings per diluted share of approximately $0.14 to $0.17. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K furnished on October 21, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 2, 2009. As of October 2, 2009, we had committed to purchase $20.8 million of inventory from suppliers.

The D2Audio, Kenet, Zilker and Quellan purchase agreements contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $46.5 million, based on revenue earned through March 2011. We have recorded a contingent liability of approximately $3.0 million related to the Quellan purchase. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration for D2Audio, Kenet or Zilker as of October 2, 2009.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program and potential future acquisitions or strategic investments. As of October 2, 2009, our total shareholders’ equity was $1.0 billion. At that date, we had $329.6 million in cash and short-term investments. We have no debt outstanding.

We have $64.2 million in long-term investments, primarily auction rate securities. These securities are composed of approximately $33.1 million of insurance related securities, $8.7 million of corporate credit securities, $1.4 million of preferred stock and $21.0 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 182 basis points above one month LIBOR.

On October 17, 2008, we established a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the three quarters ended October 2, 2009 and October 3, 2008 were as follows:

	Three quarters ended
	October 2, 2009	October 3, 2008
Sources of Cash	(in millions)
Existing business performance and activities
Operating activities, including working capital changes	$80	$154
Proceeds from exercise of compensatory stock plans, including tax benefits	5	24

	$85	$178

Uses of Cash
Business improvement investments
Business acquisitions, net	$(18)	$(37)
Capital expenditures, net of sale proceeds	(6)	(31)

	$(24)	$(68)

Returned to shareholders
Stock repurchases	$—	$(140)
Dividends paid	(44)	(45)

	$(44)	$(185)

Cash/Investment Management Activities
Increase in investments and foreign exchange effects	$4	$35

Net increase in cash and cash equivalents	$21	$(40)

For the three quarters ended October 2, 2009, our primary sources of cash (including proceeds from stock plans) was $85 million compared to $178 million in the three quarters ended October 3, 2008, a decrease of $93 million. We used approximately $6 million for capital expenditures and $18 million for the Quellan acquisition. We returned $44 million to shareholders in the form of dividends. Investment balances were increased by $4 million compared to $202 million in the three quarters ended October 3, 2008, resulting in net cash provided of $21 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $4.4 million to $71.0 million as of October 2, 2009 from $66.6 million as of January 2, 2009. This increase primarily reflects the increased sales in the past three quarters compared to the fourth quarter of 2008, offset by improved collection efforts and decreasing days sales outstanding. Inventories, net of reserves, decreased by $17.8 million to $91.8 million as of October 2, 2009 from $109.6 million as of January 2, 2009. Our days-of-inventory is still high, resulting from the sudden decline in sales in the fourth fiscal quarter of 2008, but we are continuing to reduce inventory and intend to reduce days of inventory to more historical levels by year-end.

Capital Expenditures

Capital expenditures were $6.0 million for the three quarters ended October 2, 2009 and $31.5 million for the three quarters ended October 3, 2008. Capital expenditures in 2008 were primarily due to the expansion of available capacity for both our wafer and assembly/test partners.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the three quarters ended October 2, 2009, cash flow from exercises of stock options and related tax benefits and sales under our ESPP decreased to approximately $5.1 million as compared with $23.5 million in the three quarters ended October 3, 2008. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In July 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on August 21, 2009 to shareholders of record as of the close of business on August 11, 2009. In October 2009, our Board of Directors also declared a dividend of $0.12 per share, to be paid on November 20, 2009 to shareholders of record as of the close of business on November 10, 2009.

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

Credit markets have tightened as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We continue to experience a number of resulting effects, including reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility in the earnings and fair value of our investments.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2008 Annual Report on Form 10-K filed with the SEC on March 3, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 2, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of October 2, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York, as described on form 10-K filed March 3, 2009, incorporated herein by reference. On October 5, 2009, Judge Scheindlin entered an Opinion and Order granting final approval of the settlement, the plan of allocation, and class certification. There was no impact on our consolidated financial statements related to this settlement because Intersil was not required to fund any of the settlement. This case is now closed.

There were no material legal proceedings filed against Intersil during the quarter ended October 2, 2009, nor were there any other material developments in existing legal proceedings to which Intersil is a party. Please reference our 2008 Annual Report on Form 10-K filed with the SEC on March 3, 2009 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 3, 2009, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/S/ JONATHAN A. KENNEDY
Jonathan A. Kennedy
Chief Financial Officer

Date: November 10, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2005).

3.02	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009)

4.01	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.