Form 10-K
period 2010-01-02
INTERSIL CORP/DE
filed 2010-03-02
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $12.29 on the Nasdaq Global Select Market) on July 2, 2009 was approximately $1,502.5 million.

As of February 19, 2010, there were 123,015,706 shares of our Class A Common Stock, par value $.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2010.

INTERSIL CORPORATION

FORM 10-K

January 1, 2010

PART I.

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of Intersil Corporation that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements as our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	successful development of new products;

•	new product performance and quality;

•	manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the timing of new product introductions;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	changes in import export regulations; and

•	exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

General

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (“ICs”). We believe our product portfolio addresses some of the largest opportunities within the high-end consumer, industrial, computing and communications markets.

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

•

Maintain Technology Leadership. We have more than 650 research and development employees working on innovative solutions for analog and mixed-signal architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,100 patents.

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

Background

Our mission is to provide differentiated, high-performance analog and mixed-signal ICs that meet our customers’ needs and exceed their expectations. Our objective is to grow our business faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog and mixed-signal company in 2002 with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), the divestiture of our wireless networking business in 2003, the 2004 acquisition of Xicor, Inc. (“Xicor”) and the 2007 acquisition of Planet ATE, Inc. (“Planet ATE”). During fiscal year 2008, we acquired D2Audio Corporation (“D2Audio”), Kenet, Incorporated (“Kenet”) and Zilker Labs (“Zilker”). During fiscal year 2009, we acquired Quellan Inc. (“Quellan”) and initiated the acquisition of Rock Semiconductor (“Rock”).

Our internet address is www.intersil.com. We post the following filings on our website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934 (“the Exchange Act”), our proxy statements on Schedule 14A related to our annual shareholders’ meeting and any amendments to any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

High-End Consumer

Our high-end consumer products include our gaming, light sensors, optical storage, displays and handheld products. These products target high growth applications such as electronic game systems, DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, data converters and smart cell phones. The high-end consumer category represented 25% of our sales in fiscal year 2009.

Industrial

Our industrial products include our operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. The industrial products category represented 20% of our sales in fiscal year 2009.

Communications

Our communications group is made up of our line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (Digital Subscriber Line), home gateway, satellite, networking, cellular base station and networking/switching equipment. The communications category represented 22% of our sales in fiscal year 2009.

Computing

Our computing category includes desktop, server and notebook power management, including core power devices and other power management products for peripheral devices. The computing category represented 33% of our sales in fiscal year 2009.

Glossary

Analog integrated circuits - The circuits in analog chips operate with voltage and current varying in a continuous fashion; in contrast, digital chips only use and create voltages or currents at discrete levels, with no intermediate values. Some examples of analog chips are operational amplifiers, voltage references, and comparators.

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

Mixed-signal integrated circuits—A mixed-signal integrated circuit is any integrated circuit that has both analog circuits and digital circuits on a single semiconductor die. Examples of mixed-signal integrated circuits include analog-to-digital/digital-to-analog converters, digitally controlled potentiometers, and real time clocks.

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

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the high-performance analog and mixed-signal sector of that industry. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated. The revenues noted in this section are based on shipping destination.

A summary of the operations by geographic area is summarized below ($ in millions):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
United States Operations
Net revenues	$98.1	$136.5	$129.3
Tangible long-lived assets	64.6	70.0	77.0
International Operations
Net revenues	513.3	633.2	627.7
Tangible long-lived assets	37.7	42.8	32.6

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea, Taiwan and Japan. A summary of percent of revenues by country is summarized below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Revenues by country
China (includes Hong Kong)	49%	42%	41%
United States	16	18	17
South Korea	11	12	13

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore, Thailand and Netherlands accounted for at least 1% of our total revenues in fiscal year 2009.

Three distributor customers, one original equipment manufacturer (“OEM”) customer and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 54% of revenues in fiscal year 2009. One distributor, Aeco Technology Co., LTD, represented 14% of revenues during fiscal year 2009 and 16% of aggregate net accounts receivable as of January 1, 2010. The loss of any one or more of these customers could result in a materially negative impact on our business.

Sales, Marketing and Distribution

In fiscal year 2009, we derived 52% of our revenues from OEM customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived 48% of our revenues through distributors and value added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facility or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either indirectly via third parties or directly via company-managed warehouses in the United States, Asia/Pacific and Europe.

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

Distributors handle a wide variety of products, including products sold by other companies that compete with our products. Some of our sales to distributors include agreements allowing for market price fluctuations and/or the right to return some unsold merchandise. Some of our distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. We generally recognize sales made to international distributors when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $145.1 million, $143.6 million and $134.4 million on research and development projects for 2009, 2008 and 2007 respectively, including share-based payment expense. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of January 1, 2010, we had more than 650 employees engaged in research and development. Historically, we have introduced hundreds of new products each year over many different product families and serving many different markets.

Manufacturing

We sell many product types that utilize silicon wafers containing integrated circuits. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During fiscal year 2009, we internally produced approximately 16% of our wafers and outsourced the remaining 84% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

In the recent past, we have not experienced delays in obtaining raw materials. However our reliance on foundry partners for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers typically require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory. Manufacture, assembly and testing of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials, disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

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

Our six-month backlog as of January 1, 2010 was $157.4 million compared to the six-month backlog as of January 2, 2009 of $86.9 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of near-term revenue performance.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Seasonality

The high-end consumer and computing markets generally experience relatively weak demand in the first half of each year and stronger demand in the second half of each year.

Competition

The high performance analog and mixed-signal market is extremely competitive. We compete in our target markets with many companies that may have significantly greater financial, technical, manufacturing and marketing resources than us, including but not limited to Texas Instruments, Analog Devices, Linear Technology, and Maxim Integrated Products. We compete on the basis of technical performance, product features, customized design, price, availability, quality, and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,100 U.S. and foreign patents and have approximately 780 U.S. and foreign patents pending. The expiration dates of these patents range from 2010 to 2028.

Employees

Our worldwide workforce consisted of 1,503 employees (full- and part-time) as of January 1, 2010. None of our employees are subject to a collective bargaining agreement. In April 2008, we announced a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts, that when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9%. As of January 1, 2010, we have completed substantially all of our existing restructuring initiatives.

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

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. The credit crisis could cause a number of negative effects on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting our treasury operations. Other income and expense could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our internal wafer fabrication facility is located on the east coast of Florida. Operations at these facilities experience disruptions during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

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

ASPs for our products historically have declined over relatively short time periods. For example, in fiscal year 2009 our ASPs decreased by approximately six percent compared with fiscal year 2008; and in fiscal year 2007 our ASPs decreased by approximately ten percent compared with fiscal year 2006. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While fiscal year 2008 did not reflect this decline due to the rapidly changing economic environment, we expect sales prices will decline in the foreseeable future. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features.

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

In addition, we may not find defects or failures timely, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Further, such claims might be significantly higher than the revenues and profits we receive from the products involved, as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system. Liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage. Any of these claims, whether or not successful, could seriously damage our reputation and business.

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

Our future success and competitive position depend in part upon our ability to develop or obtain and subsequently maintain proprietary technology used in our principal products. We rely on intellectual property rights, including, but not limited to, rights existing under patent, trade secret, trademark, maskwork and copyright law, to protect this technology. Some of our technology is not covered by any patent or patent application, and there are risks that:

•	some of the more than 1,100 patents that we own may be invalidated, circumvented, or challenged;

•	the patents that we own may not provide competitive advantages to us; or

•	some of our pending or future patent applications may not be issued with the initially sought scope of the claims sought by it, if issued at all.

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

Non-U.S. sales accounted for approximately 84% of our revenue in fiscal year 2009. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

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

Historically, the often cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity

(both our internal capacity and our arranged supply and subcontracted capacities) may not be sufficient to satisfy the available demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate additional, qualified third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. As a result, our future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize as we expect, our operating results may be adversely affected. These capacity expansions by us and other directly competitive analog and mixed-signal IC manufacturers could also lead to overcapacity in our served and target markets which could lead to price erosion that would adversely impact our operating results.

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

In fiscal year 2009, our distributors and value-added resellers accounted for approximately 48% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. One distributor accounted for 14% of our net sales in fiscal year 2009. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of any excess inventory they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them are subject to collection risk.

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

In fiscal year 2007, we adopted the provisions of the Financial Accounting Standards Board’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (ASC 740.10). FIN 48 requires us to record our tax expense differently than we might otherwise have done in the past based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be more volatile than in the past. Volatility in tax expense contributes to volatility in reported financial results.

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

The adoption of new guidance regarding stock-based compensation in 2006 required us to expense our calculated stock-based compensation provided to employees beginning in fiscal year 2006. The adoption of the new guidance reduced our reported earnings by the amount of stock-based compensation in all fiscal years since adoption. The market in which we compete for the skilled employees knowledgeable in our required disciplines is a competitive one. We believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year reported. Furthermore, our independent registered public accounting firm, KPMG LLP, is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained KPMG LLP’s attestation as to the effectiveness of our internal control over financial reporting as of January 1, 2010. In future years, if we fail to complete this assessment on a timely basis, or if KPMG LLP cannot independently attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of investor confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to meet our regulatory reporting obligations on a timely basis.

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

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog and mixed-signal semiconductor industry is intense and we may not be successful in attracting or retaining these personnel. In addition, it is difficult to obtain work visas for foreign professionals trained in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

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

In the United States, we lease approximately 150,000 square feet for our corporate headquarters in Milpitas, California, which also includes facilities for sales and design functions. Additional manufacturing, warehouse and office facilities are housed in approximately 584,000 square feet of owned facilities on approximately 123 acres of land in Palm Bay, Florida. Additionally, we conduct engineering activity and maintain regional sales offices aggregating over 200,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, which we own, all of our offices are leased under generally short-term leases (lease periods vary but all expire by 2015.)

We believe that our current facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities is being substantially utilized.

In April 2008, we announced a plan to consolidate our two Florida fabrication facilities to reduce cost and increase utilization rates. The project was substantially completed during our second quarter of 2009.

Item 3.	Legal Proceedings

(a) We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated with a number of other related securities suits. On October 5, 2009, Judge Scheindlin entered an Opinion and Order granting final approval of the settlement, the plan of allocation, and class certification in the consolidated and coordinated IPO class action proceedings, and on December 14, 2009 an Order and Final Judgment was filed in the action against Intersil. There was no impact on our consolidated financial statements related to this settlement because Intersil was not required to fund any of the settlement.

(b) Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. Discovery is still ongoing, and a claim construction opinion will be forthcoming from the Court.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Quarter:	High	Low
First quarter of 2008 (from December 29, 2007 to March 28, 2008)	$27.31	$21.76
Second quarter of 2008 (from March 29, 2008 to July 4, 2008)	$29.23	$23.07
Third quarter of 2008 (from July 5, 2008 to October 3, 2008)	$26.35	$15.12
Fourth quarter of 2008 (from October 4, 2008 to January 2, 2009)	$14.55	$7.81
First quarter of 2009 (from January 3, 2009 to April 3, 2009)	$13.03	$8.73
Second quarter of 2009 (from April 4, 2009 to July 3, 2009)	$13.72	$11.16
Third quarter of 2009 (from July 4, 2009 to October 2, 2009)	$16.73	$11.73
Fourth quarter of 2009 (from October 3, 2009 to January 1, 2010)	$15.34	$12.45

(b) Holders:

On February 19, 2010, the last reported sale price for our Class A Common Stock was $14.85 per share. As of the same date, there were 355 record holders of our Class A Common Stock.

(c) Dividends:

In fiscal year 2009 we declared and paid quarterly dividends totaling $0.48 per share. In fiscal year 2008 we declared and paid quarterly dividends totaling $0.48 per share. The first quarter dividend in 2010 has been declared by our Board of Directors at $0.12 per share, to be paid February 19, 2010, an indicated annual rate of $0.48 per share.

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

(d) Equity compensation plan information

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Elantec 1995 and 2001 Equity Incentive Plans(1)	781	$22.50	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans(1)	462	$11.24	None
Intersil 1999 Equity Compensation Plan(2)	6,979	$24.60	None
Intersil 2008 Equity Compensation Plan(3)	6,573	$12.95	10,556
Intersil Employee Stock Purchase Plan(4)	4,584	N/A	1,821
Equity compensation plans not approved by shareholders(5)
Total(6)	19,379	$19.18	12,377

(1)	Each of these plans in these totals has been acquired by a purchase method accounting acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected to be made under the 2008 Equity Compensation Plan.
(2)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 1,007 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 5,972 stock options.
(3)	The number of securities for the Intersil 2008 Equity Compensation Plan includes 1,521 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 5,052 stock options. Grants of deferred or restricted stock units reduce the shares available for future grants by 2.33 shares each or 3,698 shares in 2009.
(4)	The Employee Stock Purchase Plan does not employ a “look-back” option feature; therefore there are no options or right to purchase outstanding stock until the final day of the subscription period (which is then settled immediately).
(5)	There are no equity compensation plans that have not been approved by shareholders.
(6)	The number of securities for the total of the plans includes 2,528 shares that are deferred or restricted stock units outstanding. The weighted average exercise price displayed is only for 12,267 stock options.

(e) Performance Graph:

The following graph presents a comparison of the cumulative total shareholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 30, 2004 and ending January 1, 2010. The graph assumes that $100 was invested on December 30, 2004 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities:

We did not sell unregistered securities during fiscal year 2009.

(g) Issuer Purchases of Equity Securities:

In 2005, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following that announcement (the “2005 Authorization”). Prior to the full use of the 2005 Authorization, in May 2006, our Board of Directors authorized the repurchase of up to $150.0 million of our Class A common stock during the twelve months following the announcement (the “2006 First Authorization”). Upon the full use of the 2006 First Authorization, in December 2006, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following that announcement (the “2006 Second Authorization”). Prior to the full use of the 2006 Second Authorization, in October 2007, our Board of Directors authorized the repurchase of up to $400.0 million of our Class A common stock during the twelve months following the announcement (the “2007 Authorization”). The 2007 Authorization expired on October 3, 2008. On October 31, 2008, our Board of Directors authorized the repurchase of up to $15.0 million of our Class A common stock before December 22, 2008 . Under these programs, during fiscal year 2008, we repurchased 7,105,915 shares of our Class A common stock at an approximate cost of $154.9 million. No shares were repurchased in fiscal year 2009.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended January 1, 2010 are derived from our audited consolidated financial statements. All periods presented have been audited. Fiscal year 2008 is a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks, including fiscal year 2009. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year 2009 (b)(d)	Fiscal Year 2008 (b)(c)(d)	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005 (a)(b)
	($ in millions, except per share amounts)
Revenue	$611.4	$769.7	$757.0	$740.6	$600.3
Income (loss) from continuing operations	$38.6	$(1,062.5)	$142.7	$151.3	$86.8
Basic income (loss) per share from continuing operations	$.32	$(8.59)	$1.08	$1.08	$0.61
Diluted income (loss) per share	$.32	$(8.39)	$1.05	$1.07	$0.59
Total assets	$1,165.8	$1,133.6	$2,405.0	$2,559.1	$2,583.7
Dividends per common share	$0.48	$0.48	$0.40	$0.21	$0.17

The following transactions affect the comparability of the results between the fiscal periods above:

a) During fiscal year 2005, we recorded an impairment credit on long-lived assets.

b) During fiscal years 2005, 2008 and 2009, we recorded various restructuring charges. See Note 11 to the consolidated financial statements for further discussion.

c) During fiscal year 2008, we recorded impairment charges to goodwill. See Note 8 to the consolidated financial statements for further discussion.

d) During fiscal years 2008 and 2009, we recorded impairment charges to investments in auction rate securities. See Note 3 to the consolidated financial statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, including the related notes. This discussion generally refers to elements within our consolidated financial statements on a pre-tax basis unless otherwise stated. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. For further information regarding risks and uncertainties, see Item 1A. in this Annual Report on Form 10-K entitled “Risk Factors.”

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

We began our transformation into an HPA company with the acquisition of Elantec in 2002 and the divestiture of our wireless networking business in 2003. We further strengthened the transformation with the 2004 acquisition of Xicor. Our transformation has required us to report our financial performance with restructurings, impairments, discontinued operations and write-offs attendant to our acquisitions. Our first full year as a pure HPA company was fiscal year 2004. Since then, our focus has resulted in revenue growth that has been very broad-based across our many analog and mixed-signal products. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market. Our investments to expand our product portfolio to over 50 product families appear to be successful, enabling us to reach our primary management goals of revenue growth with higher margins, growing operating income and increasing cash flow generation measured against the investment in the company.

Fiscal year 2008 was a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks, including fiscal year 2009.

Statement of Operations

($ millions and % of revenue*)

	2009		2008		2007
Revenue	$611.4	100.0%	$769.7	100.0%	$757.0	100.0%
Costs, expenses and other income
Cost of revenue	276.5	45.2%	370.3	48.1%	325.4	43.0%

Gross profit	334.9	54.8%	399.4	51.9%	431.6	57.0%
Research and development	145.1	23.7%	143.6	18.7%	134.4	17.8%
Selling, general and administrative	121.6	19.9%	124.3	16.1%	131.9	17.4%
Impairment of goodwill	—	—	1,154.7	150.2%	—	—
Amortization of intangibles	12.7	2.1%	12.2	1.5%	10.7	1.4%
In-process research and development	(0.2)	(0.0)%	3.0	0.4%	2.7	0.4%
Restructurings	2.1	0.3%	8.7	1.1%	—	—

Operating income (loss)	53.6	8.8%	(1,047.0)	(136.0)%	151.9	20.1%
Interest income	4.8	0.8%	14.6	1.9%	30.9	4.1%
Gain (loss) on deferred compensation investments	2.0	0.3%	(3.6)	(0.5)%	0.9	0.1%
Loss on investments, net	(14.3)	(2.3)%	(31.8)	(4.1)%	—	—

Income (loss) from continuing operations before income taxes	46.2	7.6%	(1067.8)	(138.7)%	183.7	24.3%
Income tax expense (benefit)	7.6	1.2%	(5.3)	(0.7)%	41.0	5.4%

Income (loss) from continuing operations	38.6	6.3%	(1,062.5)	(138.0)%	142.7	18.9%
Discontinued operations
Loss from discontinued operations	—	—	—	—	(0.3)	—
Income tax (benefit) expense from discontinued operations	—	—	(24.9)	(3.2)%	2.0	0.3%

Net income (loss) from discontinued operations	—	—	24.9	3.2%	(2.3)	0.3%

Net income (loss)	$38.6	6.3%	$(1,037.6)	(134.8)%	$140.5	18.6%

*	Totals and percentages may not add or calculate precisely due to rounding.

Geographical revenue:

	2009		2008		2007
($ millions)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia/Pacific	$463.3	76%	$555.2	72%	$538.3	71%
North America	102.3	17%	146.3	19%	140.9	19%
Europe and other	45.8	7%	68.2	9%	77.8	10%

Total	$611.4	100%	$769.7	100%	$757.0	100%

Revenue and Cost of Revenue

Revenue

Our revenue for fiscal year 2009 was $611.4 million, a decrease of $158.3 million or 21% from 2008. The 2009 revenue decline was broad based and driven by revenue declines from all end markets. Deteriorating global economic conditions that began in 2008 continued into 2009 and resulted in reduced demand for our customers’ end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout the supply chain. In fiscal year 2009, first quarter sales continued to decline in all markets except computing, which grew 26% from 2008 fourth quarter levels. In the second quarter, we began experiencing growth in all markets. Sales in the fourth quarter of 2009 were $177.7 million compared to $168.3 million in the third quarter and $131.1 million in the fourth quarter of 2008.

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

Revenue by end market

	2009		2008		2007
($ millions)	Revenue	% Change	Revenue	% Change	Revenue
Computing	$201.3	(15)%	$236.4	16%	$204.6
Communications	132.9	(23)%	173.4	7%	161.4
Industrial	123.5	(25)%	165.5	(6)%	175.7
High-end consumer	153.7	(21)%	194.4	(10)%	215.3

Total	$611.4	(21)%	$769.7	2%	$757.0

In aggregate, lower unit demand in fiscal year 2009 decreased revenues by approximately $120 million from fiscal year 2008 levels and a decrease in average selling prices (“ASPs”) decreased revenues from fiscal year 2008 levels by approximately $38 million. Of this net revenue decline, approximately $92 million came from our sales to customers in the Asia/Pacific region and $44 million came from sales to customers in North America with Europe and other countries declining approximately $22 million.

In aggregate, higher unit demand in fiscal year 2008 increased revenues from fiscal year 2007 levels by approximately $8 million and an increase in average selling prices (“ASPs”) increased revenues from fiscal year 2007 levels by approximately $5 million. Of this net revenue growth, approximately $13 million came from our sales to customers in the Asia/Pacific region and $6 million came from sales to customers in North America with Europe and other countries declining approximately $6 million.

We anticipate that our revenue from Asia/Pacific region customers will continue to grow in percentage terms as that region leads in the manufacture of the finished goods (consumer electronics, computers, communications equipment) in which our products are used. End market demand for those products is global, and therefore, dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See “Business Outlook” elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin increased by 290 basis points in fiscal year 2009 from fiscal year 2008 compared to a decrease of 510 basis points in fiscal year 2008 from fiscal year 2007. Both fluctuations were primarily driven by additional inventory charges taken in 2008 as a result of our fab consolidation efforts and reduced demand assumptions for our products. In fiscal year 2008, net inventory charges were $31.2 million compared to $5.7 million in 2009 and $7.8 million in 2007. Fiscal year 2008 also included a charge of $2.1 million for impairment on assets held for sale. Further fluctuations were largely a function of our sales mix. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 1% to $145.1 million in fiscal year 2009 compared to $143.6 million for fiscal year 2008. While sales declined in 2009, we grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future efforts, focusing our spending on products essential for long-term growth. This growth was partially offset by cost saving initiatives implemented in the fourth quarter of 2008 and decreased incentive accruals resulting from lower sales.

Our R&D expenses increased by 7% to $143.6 million in fiscal year 2008 compared to $134.4 million for fiscal year 2007. The approximately $9 million increase in R&D expense was due primarily to additional employees and an additional week of labor incurred during fiscal year 2008 due to the 53 week year. This increase was partially offset by a reduction in incentive accruals, as we did not achieve our performance targets for the second half of fiscal year 2008.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our Human Resources, Finance, Information Systems, Legal, Executive and other administrative functions.

Our SG&A expenses decreased by 2% to $121.6 million for fiscal year 2009 compared to $124.3 million for fiscal year 2008. The decrease in 2009 was primarily driven by reduced sales commissions, partially offset by the lower equity compensation expenses in 2008 as a result of the resignation of our CEO. Our SG&A expenses decreased by 6% to $124.3 million for fiscal year 2008 compared to $131.9 million for fiscal year 2007. The decrease in fiscal year 2008 compared to fiscal year 2007 was primarily driven by reduced compensation expenses and the reversal of accrued equity compensation taken as a result of the resignation of our former CEO. The lower compensation expense was driven by reduced incentive compensation as we did not achieve our performance targets for the second half of 2008.

Impairment of Goodwill

We perform an annual test of goodwill in the fourth quarter of each fiscal year. In 2009, we recorded no impairment of goodwill based on our analysis. In 2008, we recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2008, we had five reporting units for purposes of the analysis – analog and mixed signal, computing, consumer, industrial and communication, and specialty. The first step of the goodwill impairment test (“Step One”) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (“Step Two”) is performed to measure the amount of impairment loss, if any.

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

For the purposes of this analysis, our estimates of fair value were based on an equal weighting of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates, among other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

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

Goodwill as of January 1, 2010 was $314.7 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Amortization of Purchased Intangibles

Amortization of purchased intangibles for 2009 was $12.7 million; in 2008 and 2007, the amortization amounts were approximately $12.2 million and $10.7 million. The increases in 2009 and 2008 resulted from additional amortization recorded for various acquisitions since the third quarter of 2007. Our purchased intangibles, which are definite-lived assets, are amortized over their useful lives ranging from three to 11 years.

In-Process Research and Development (“IPR&D”)

In fiscal year 2009, we recorded a credit of $0.2 million as a reduction of previously recorded IPR&D related to the Zilker Labs, Inc. (“Zilker”) and D2Audio Inc. (“D2Audio”) acquisitions, based on finalization of our purchase accounting. In fiscal year 2008, we recorded a charge to earnings for $3.0 million of purchased in-process research and development related to the acquisition of Zilker and D2Audio. In fiscal year 2007, we recorded a charge to earnings for $2.7 million of purchased in-process research and development related to the acquisition of Planet ATE. The acquisitions are described more fully in Note 7 to the accompanying consolidated financial statements. The amount of the purchase price allocated to IPR&D was the result of the purchase accounting appraisal, for which management is responsible. The IPR&D was determined using an income-based or cost-based approach to valuation, based on limitations in the market value and income-based valuation approaches. The cost-based approach related to approximately two years of historical Planet ATE research and development expenditures, net of associated tax effects, which relates to the lengthy and risky development life-cycle of the typical acquired “system” IC product for the automated test equipment market. We expect to continue to invest in these and other development efforts for this new market and believe there is a reasonable chance of successfully completing the work undertaken at the point of the acquisition. However, there is risk associated with the completion of the projects, and there is no assurance that any will meet either technological or commercial success.

Restructurings

In April 2008, we announced a plan to consolidate our internal foundries and reduce the related workforce. In November 2008, in response to the deteriorating global economic environment, we announced further restructuring efforts, that when combined with the foundry consolidation, would reduce our world-wide workforce by approximately 9% and result in an estimated combined annual cost savings between $12 million and $14 million. We continue to implement various restructuring projects but anticipate minimal remaining expenses in connection with our current projects.

We recorded charges of $2.1 million in 2009 and $8.7 in 2008 for employee severance, facility consolidation, and other costs, as a result of these actions. Other accrued liabilities as of January 1, 2010 on the accompanying consolidated balance sheets include approximately $0.2 million related to the restructuring.

Other Income and Expenses

Gain (loss) on Deferred Compensation Investments

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.1 million of mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal year 2009, we recorded a gain on deferred compensation investments of $2.0 million and an increase in compensation expense of $2.1 million. During fiscal year 2008, we recorded a loss on investments of $3.6 million and a reduction of compensation expense of $3.6 million.

Loss on Investments, net

During fiscal years 2009 and 2008, we recorded impairment charges of $14.3 million and $31.8 million, respectively, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. The initial $6.4 million impairment was recorded in our first quarter of 2008 after significant declines in fair value for two consecutive quarters. In our fourth quarter of 2008, we further recorded impairment charges of $25.4 million after global economic conditions deteriorated rapidly and additional securities experienced substantial declines in fair value over two consecutive quarters. In 2009, we recorded an additional $14.3 million due to credit rating downgrades in certain of our securities. We continue to monitor our auction rate securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income

Our interest income decreased 67% to $4.8 million in 2009 compared to $14.7 million for 2008. Interest income decreased in 2009 and 2008 due to decreased average cash balances and continued low interest rates.

Income Tax Expense (Benefit)

Our income tax expense from continuing operations was $7.6 million or 16.5% of pretax income for 2009 compared to a tax benefit of $5.3 million or 0.5% of pretax income for 2008. Income tax expense for fiscal year 2009 included a $5.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on auction rate securities partially offset by a $3.4 million charge related to the move of our international headquarters. In fiscal year 2008, income tax benefit from continuing operations included a $25.3 million reversal of a previously established unrecognized tax benefit (“UTB”) due to the expiration of the statute of limitations on the tax years 2002 through 2004. Excluding these unusual items, the effective tax rates on income from continuing operations were further reduced by a greater portion of income in lower tax jurisdictions.

Our income tax benefit from continuing operations was $5.3 million or $0.5% of pretax income in 2008 compared to tax expense of $41.0 million or 22% of pretax income for 2007. In fiscal year 2008, income tax benefit from continuing operations included a $25.3 million reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 through 2004. Excluding these items and the effect on income from the impairment charges for goodwill and auction rate securities, the effective tax rate on income from continuing operations for fiscal year 2008 was slightly lower than fiscal year 2007. The decrease in rate was primarily due to additional income in lower tax jurisdictions.

The statute of limitations for the 2002 and 2003 tax years each expired during the first quarter of our fiscal year 2008. Expiration for tax year 2002 was extended to December 31, 2007 by agreement with the Internal Revenue Service (“IRS”) and tax year 2003 was extended to December 31, 2007 by the IRS for relief from multiple hurricanes that affected our Florida operations in 2004. The statute of limitations for the 2004 tax year expired during the third quarter of our 2008 fiscal year.

In determining net income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

In the ordinary course of business, the ultimate tax outcome of many transactions and calculations is uncertain, as the calculation of tax liabilities involves the application of complex tax laws in the United States and other jurisdictions. We recognize liabilities for additional taxes that may be due on tax audit issues based on an estimate of the ultimate resolution of those issues. Although we believe the estimates are reasonable, the final outcome may be different than amounts we estimate. Such determinations could have a material impact on the income tax provision, effective tax rate and operating results in the period they occur. In addition, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially impact our estimates.

Discontinued Operations and Related Taxes on Discontinued Operations

In fiscal year 2008, we recorded a tax benefit of $24.9 million for a reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002, 2003 and 2004. In fiscal 2007, we recorded an additional tax claim by a foreign jurisdiction. We incurred research and defense costs of $0.3 million and ultimately settled the claim for $5.5 million, net of a $3.5 million tax reserve. Therefore discontinued operations were a net loss of $2.3 million for 2007. We recognized no income or loss for discontinued operations in fiscal year 2009.

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current customer request date (“CRD”) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog as of January 1, 2010 was $157.4 million; as of January 2, 2009, it was $86.9 million; and as of December 28, 2007, it was $176.4 million. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

As we announced via our Fourth Quarter 2009 Earnings press release (filed with our Current Report on Form 8-K on January 27, 2010), we anticipated revenues for the first quarter to be in the range of $180 to $187 million. Based on this outlook, we expected first quarter 2010 earnings per diluted share between $0.18 and $0.20.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of January 1, 2010 ($ in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$25.1	$9.4	$12.3	$3.3	$0.1
Open capital asset purchase commitments	1.3	1.3	—	—	—
Open raw material purchase commitments	112.8	43.2	41.8	27.8	—
Other purchase commitments	6.3	2.4	2.9	1.0	—
Standby letters of credit	2.4	2.4	—	—	—

Total	$147.9	$58.7	$57.0	$32.1	$0.1

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include test, assembly and production equipment. Open raw material purchase commitments include purchase orders for $18.5 million for externally produced wafers and the remaining primarily represents minimum purchase requirements as part of a guaranteed capacity agreement with one of our wafer suppliers. We utilize standby letters of credit primarily to provide security for various contracts or services such as workers compensation ($0.9 million), environmental items ($1.3 million) and to provide security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

The Kenet, Zilker and Quellan purchase agreements contain provisions for payment of additional consideration to former shareholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $28.0 million, based on revenue earned through March 2011. Under the provisions of ASC 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded an accrual of $3.0 million for contingent consideration related to the Quellan acquisition, which occurred in August 2009.

On January 8, 2010, we acquired the business of Rock Semiconductor (“Rock”) for $4.5 million cash. The purchase includes primarily intellectual property. Rock is a privately-held, fabless semiconductor company with technology leadership in highly integrated power management ICs. See Note 23 for further discussion.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of January 1, 2010, our total shareholders’ equity was $1,031.1 million and we had $361.2 million in cash and short-term securities (see Note 3). We have no debt outstanding.

We have $63.9 million in long-term investments, primarily auction rate securities. These securities are composed of approximately $34.6 million of insurance related securities, $8.9 million of corporate credit securities, $1.7 million of preferred stock and $18.7 million of securities collaterized by student loans. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 181 basis points above one month LIBOR.

On October 17, 2008, we established a $75.0 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the three fiscal years ended January 1, 2010 are presented in this summarized table:

	Fiscal Years Ended
	Jan 1, 2010	Jan 2, 2009	Dec 28, 2007
		(millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$129	$204	$232
Exercise of stock options and purchases under the employee stock purchase plan	6	23	124

	$135	$227	$356

Uses of Cash
Business improvement investments
Business acquisitions, net	$(18)	$(48)	$(48)
Capital expenditures, net of sale proceeds	(11)	(32)	(18)

	$(29)	$(80)	$(66)

Returned to shareholders
Stock repurchases	—	$(155)	$(435)
Dividends paid	(59)	(60)	(53)

	$(59)	$(215)	$(488)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$85	$(40)	$364
Net increase (decrease) in cash and cash equivalents	$132	$(108)	$164

In the year ended January 1, 2010, our operational cash was $129 million compared to $204 million in the year ended January 2, 2009, a decrease of $75 million, due primarily to the decline in sales. We used approximately $11 million for capital expenditures and $18 million for acquisitions. We returned $59 million to shareholders in the form of dividends. Investment balances were decreased by $85 million compared to an increase of $40 million in the year ended January 2, 2009, resulting in net cash provided of $132 million overall. Investment balances decreased as certain short-term investments matured.

Our aim is to continually improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock or a combination of both may be issued to fund additional acquisitions to improve our business.

Our cash, cash equivalents and investments, when combined with no outstanding long or short-term debt obligations, give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $7.0 million, or 11%, to $73.6 million as of January 1, 2010 from $66.6 million as of January 2, 2009. This increase primarily reflects a return to more normal levels from the effects of decreased sales beginning in the fourth quarter of 2008. Sales decreased starting in 2008 as problems in the economy resulted in our customers utilizing inventory reserves and reducing orders.

Our net inventories decreased by $28.4 million, or 26%, to $81.2 million as of January 1, 2010 from $109.6 million as of January 2, 2009. Our days of inventory as of January 2, 2009 significantly exceeded our historical levels due to the extreme decline in revenue we experienced in our fourth quarter of 2008. We have reduced inventory days closer to historical levels over the past four quarters.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $11.0 million for fiscal year 2009, $31.7 million for fiscal year 2008, and $18.2 million for fiscal year 2007. Capital expenditures have been focused primarily on the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth. Currently, we expect 2010 capital expenditures to be marginally higher than 2009 as we resume investing in additional manufacturing capacity to support increasing sales levels.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or “ESPP”) was $5.8 million in 2009, a significant decrease from the $23.1 million received in 2008 and $123.5 million received in fiscal year 2007. We have changed the mix of new share-based equity incentive grants to a larger proportion of restricted and deferred stock units than stock options. Restricted and deferred stock units do not yield cash proceeds from an exercise event as do stock options. Additionally, exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. The recent decline in stock price has resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In October 2009, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on November 20, 2009 to shareholders of record as of the close of business on November 10, 2009. In January 2010, our Board of Directors also declared a dividend of $0.12 per share, paid on February 19, 2010 to shareholders of record as of the close of business on February 9, 2010.

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

Allowance for collection losses on trade receivables, or “Receivables Allowance”

	January 1, 2010 ($ in millions)	January 2, 2009 ($ in millions)
Gross trade receivables	$82.1	$75.1
Receivables allowance	(2.3)	(1.6)
Other allowances	(6.2)	(6.9)

Net trade receivables	$73.6	$66.6

Our receivables allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not currently indicate the inability to pay but could have such an inability in the future, we maintain an allowance based on a 48-month rolling average of write-offs, which as of January 1, 2010 equaled 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible for various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance based on our evaluation of the ultimate collectability of the account. In the fourth quarter of 2008 and first quarter of 2009, we recorded additional specific allowances totaling $2.0 million for one customer that was more than 90 days past due.

Distributor, OEM and warranty allowances, or “Other Allowances”

Allowances for various customer credits are shown in the table above as “Other allowances.” This is a combination of distributor, original equipment manufacturer (“OEM”) and warranty allowances. Distributor allowances were $2.1 million as of January 1, 2010 and January 2, 2009. Revenue is recognized from sales to our customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are estimates of the amount of price adjustments that will be encountered in the future on inventory held by international distributors as of the balance sheet date. We rely primarily on historical international distributor transactions to estimate these adjustments. The international distributor allowances are comprised of two components that are reasonably estimable. The first component is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific allowances for our OEM customers, of which various types of returns are the largest component, totaled $3.5 million as of January 1, 2010; warranty allowances, returns for which there are product performance claims, totaled $0.6 million as of January 1, 2010.

Allowances for excess or obsolete inventory, or “Inventory Allowances”

We record our inventories at the lower of cost or market as described in the notes to the financial statements. As the ultimate market value that we will realize through sales on our inventory cannot be known with exact certainty, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 18 months and no sales forecasted for the next 24 months. We provide an allowance for 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. We conduct reviews of excess inventory on a quarterly basis and reserve a significant portion of the standard cost of excess inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 18 months or have forecasted to sell in the next 24 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete.

For all items identified as excess or obsolete, management reviews the individual facts and circumstances, i.e.: competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory. Inventory allowances totaled approximately $42.4 million on gross inventory of $123.6 million as of January 1, 2010 and $38.3 million on gross inventory of $147.9 million as of January 2, 2009.

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

Assessment of recoverability of goodwill

We perform an annual assessment of goodwill in the fourth quarter of our fiscal year. In 2009, we recorded no impairment of goodwill based on our analysis. In 2008, the annual review indicated a substantial decrease in the fair value of our goodwill based on declining stock prices and lower revenue expectations. We recorded an impairment charge of approximately $1,154.7 million against goodwill in the fourth quarter of 2008. We will continue to perform a similar review in the fourth quarter of each year or more frequently if indications of potential impairment exist. See Note 8 for further discussion.

Goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. As of and for the year ended January 1, 2010, we had two reporting units for purposes of this analysis. Step one is to identify potential impairment. We compare the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and step two is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The amount of impairment loss is the excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be the new accounting basis.

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

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of January 1, 2010, our net deferred tax asset amounted to $118.4 million compared to $82.5 million as of January 2, 2009. This increase is primarily due to net operating loss carryforwards (“NOLs”) arising out of recent acquisitions and R&D tax credits.

Fair value of stock-based compensation

We calculate the fair value of a stock based compensation grant (compensation cost) on the date of grant using a lattice method. The compensation cost is then amortized straight-line over the shorter of vesting life or requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, the expected life of the stock option granted and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for each appropriate employee level. Thereafter, as vesting tiers within an option are more frequent until fully vested, forfeitures are no longer estimated but rather recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

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

We base these estimates of key assumptions on historical information using judgment regarding future expectations. We re-examined our assumptions on a regular basis. When such examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material effect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in our reported earnings due to changes in facts and circumstances surrounding our use of stock compensation.

Fair Value of Investments

Available-for-sale and traded securities are recorded at fair value on the balance sheet. For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of expected future cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield, and appropriate discount rates. We then evaluate each security to determine whether any impairment is temporary or other-than-temporary. Temporary impairments are recorded as a component of other comprehensive income (loss), while other-than-temporary impairments are recorded as a component of non-operating income.

Recent Accounting Pronouncements

FASB ASC 805-10, “Business Combinations” (formerly SFAS 141R, “Business Combinations”)—Issued in December 2007, ASC 805-10 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805-10 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. ASC 805-10 is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. We applied these new standards in recording the acquisition of Quellan Inc., which occurred in August 2009. See Note 7 to the accompanying consolidated financial statements.

FASB ASC 350-30-65, “Determination of the Useful Life of Intangible Assets” (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”)—In April 2008, the FASB issued ASC 350-30-65, “Determination of the Useful Life of Intangible Assets.” ASC 350-30-65 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10, Goodwill and Other Intangible Assets. ASC 350-30-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. There was no material impact from this statement.

FASB ASC 815-10, “Derivatives and Hedging” (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”)—In March 2008, the FASB issued ASC 815-10, “Derivatives and Hedging”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. ASC 815-10 applies to derivative instruments as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815-10 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815-10 was effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. There was no material impact from this statement.

FASB ASC 820-10-65-2, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed” (formerly FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed”)—Issued in April 2009, ASC 820-10-65-2 provides guidance for making fair value measurements more consistent with the principles presented in ASC

820-10. ASC 820-10-65-2 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820-10-65-2 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from the adoption of this guidance.

FASB ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments” (formerly FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”)—Issued in April 2009, ASC 320-10-65 provides additional guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. ASC 320-10-65 applies to debt securities and is effective for periods ending after June 15, 2009 with early adoption permitted. This statement resulted in additional disclosures related to other-than-temporary impairments.

FASB ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)—Also issued in April 2009, ASC 825-10-65 amends ASC 825-10, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, Interim Reporting, to require those fair value disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

FASB ASC 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”)—In May 2009, the FASB issued ASC 855-10, which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is currently effective and resulted in additional disclosure related to subsequent events.

FASB ASC 105-10, “Generally Accepted Accounting Principles” (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification))—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective and did not impact our consolidated financial statements.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 2 fair value measurements. ASU 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact ASU 2010-06 will have on our financial statements.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investments are primarily held in money market funds, bank time deposits and auction rate securities (“ARS”). Some of these investments are insured for credit risk.

ARS are subject to substantial risk that the market will fail to provide the opportunity to liquidate on scheduled reset dates. This risk, which we have encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity.

In the first quarter of 2008, we reclassed our short-term auction rate securities to long-term due to the sustained illiquidity of these securities. During 2009 and 2008, we recorded $14.3 million and $31.8 million impairments of ARS, respectively. We further recorded an additional $16.5 million unrealized loss against other comprehensive income and a related tax benefit of $5.6 million, for a net unrealized loss of $10.9 million in accumulated other comprehensive loss. See Notes 2 and 3 to our consolidated financial statements for additional quantitative and qualitative details.

As of January 1, 2010, we had open foreign exchange contracts with a notional amount of approximately $14.2 million to hedge forecasted foreign cash flow commitments up to five months. As our hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Total net losses on foreign exchange contracts were $1.3 million in 2009. Realized and unrealized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. During 2009, we purchased and sold $30.1 million of foreign exchange forward contracts. The derivatives were also recognized on the balance sheet at their fair value, which was $0.3 million, as of January 1, 2010. We believe our cash flow hedges have been economically effective. The table below summarizes our foreign exchange contract activity over the past two years ($ in millions):

	Fiscal Year Ended
	January 1, 2010	January 2, 2009
Realized (loss) gain on foreign exchange contracts	$(1.2)	$1.2
Unrealized loss on foreign exchange contracts	$(0.1)	$(0.1)
Purchases and sales of foreign exchange contracts	$30.1	$43.0
Notional amount of open contracts as of year end	$14.2	$20.3
Fair value of open contracts as of year end	$0.3	$0.7

Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of January 1, 2010 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. See Note 19 to our consolidated financial statements for further discussion.

A substantial majority of our revenues billed outside the U.S. are billed and collected in U.S. dollars. Therefore, we do not believe we have material risk to revenues due to currency rate fluctuations between billing and collection of funds for those amounts billed in other currencies.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries as of January 1, 2010 and January 2, 2009 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended January 1, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of January 1, 2010 and January 2, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 4, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

March 2, 2010

Orlando, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intersil Corporation.:

We have audited Intersil Corporation’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2010 and the related schedule, and our report dated March 2, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

March 2, 2010

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1, 2010	January 2, 2009
	($ in thousands, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$347,667	$215,625
Short-term investments	13,498	97,008
Trade receivables, net of allowances ($8,463 as of January 1, 2010 and $8,532 as of January 2, 2009)	73,633	66,607
Inventories	81,236	109,644
Prepaid expenses and other current assets	9,403	12,092
Deferred income taxes	27,379	35,489

Total Current Assets	552,816	536,465
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($193,348 as of January 1, 2010 and $173,886 as of January 2, 2009)	102,251	112,825
Purchased intangibles, net of accumulated amortization ($65,290 as of January 1, 2010 and $52,113 as of January 2, 2009)	26,627	29,041
Goodwill	314,676	313,729
Long-term investments	63,937	81,301
Deferred income taxes	90,975	46,994
Other	14,499	13,235

Total Non-current Assets	612,965	597,125

Total Assets	$1,165,781	$1,133,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$31,496	$22,264
Accrued current and retirement compensation	34,433	30,461
Deferred net revenue	9,687	10,638
Other accrued expenses	24,273	37,256
Non-income taxes payable	4,104	3,319
Income taxes payable	30,702	4,012

Total Current Liabilities	134,695	107,950

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 122,816,221 and 121,626,122 shares issued and outstanding as of January 1, 2010 and January 2, 2009, respectively	1,228	1,216
Additional paid-in capital	1,764,046	1,797,072
Accumulated deficit	(725,697)	(764,262)
Accumulated other comprehensive loss	(8,491)	(8,386)

Total Shareholders’ Equity	1,031,086	1,025,640

Total Liabilities and Shareholders’ Equity	$1,165,781	$1,133,590

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	(in thousands, except share and per share amounts)
Revenue	$611,398	$769,675	$756,966
Cost of revenue	276,519	370,274	325,372

Gross profit	334,879	399,401	431,594
Operating costs, expenses and other income
Research and development	145,054	143,583	134,374
Selling, general and administrative	121,608	124,281	131,914
Impairment of goodwill	—	1,154,676	—
Amortization of purchased intangibles	12,684	12,176	10,723
In-process research and development	(215)	3,037	2,660
Restructurings and other related activities	2,118	8,685	—

Operating income (loss)	53,630	(1,047,037)	151,923
Interest income, net	4,824	14,655	30,911
Gain (loss) on deferred compensation investments, net	2,015	(3,632)	870
Loss on certain investments, net	(14,305)	(31,797)	—

Income (loss) from continuing operations before income taxes	46,164	(1,067,811)	183,704
Income tax expense (benefit) from continuing operations	7,599	(5,309)	40,965

Income (loss) from continuing operations	38,565	(1,062,502)	142,739
Discontinued operations
Loss from discontinued operations before income taxes	—	—	(288)
Income tax (benefit) expense from discontinued operations	—	(24,942)	1,975

Income (loss) from discontinued operations	—	24,942	(2,263)

Net income (loss)	$38,565	$(1,037,560)	$140,476

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.32	$(8.59)	$1.08
Income (loss) from discontinued operations	—	0.20	(0.02)

Net income (loss)	$0.32	$(8.39)	$1.06

Diluted (loss) earnings per share:
Income (loss) from continuing operations	$0.32	$(8.59)	$1.07
Income (loss) from discontinued operations	—	0.20	(0.02)

Net income (loss)	$0.32	$(8.39)	$1.05

Weighted average common shares outstanding (in millions):
Basic	122.3	123.7	132.5

Diluted	122.3	123.7	134.0

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	($ in thousands and net of associated tax effects)
Net income (loss)	$38,565	$(1,037,560)	$140,476
Currency translation adjustments	33	608	501
Unrealized losses on available-for-sale investments, net of tax benefit of $522, $3,684 and $1,388	(138)	(6,896)	(3,894)

Comprehensive income (loss)	$38,460	$(1,043,848)	$137,083

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	($ in thousands)
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$38,565	$(1,062,502)	$142,739
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,963	34,761	31,172
Impairment of goodwill	—	1,154,676	—
Impairment of assets held for sale	1,018	2,115	—
Stock-based compensation	26,881	30,787	44,296
Tax benefit from stock options and awards exercised	931	6,274	20,728
Excess tax benefit received on exercise of stock-based awards	(378)	(931)	(7,840)
Provisions for inventory obsolescence	11,944	26,162	5,944
In-process research and development (credit) charge	(215)	3,037	2,660
Loss on certain investments	14,305	31,797	—
(Gain) loss on sale of property and equipment	(40)	87	(2,091)
Deferred income taxes	(33,381)	(3,087)	3,380
Net income (loss) from discontinued operations	—	24,942	(2,263)
Changes in operating assets and liabilities:
Trade receivables	(6,938)	51,074	(18,707)
Inventories	16,680	(35,846)	(9,620)
Prepaid expenses and other current assets	2,148	(1,240)	3,250
Trade payables and accrued liabilities	(2,013)	(3,370)	4,043
Income taxes	26,523	(55,925)	15,148
Other, net	(750)	1,087	(451)

Net cash provided by operating activities	129,243	203,898	232,388
INVESTING ACTIVITIES:
Proceeds from sales of auction rate securities	2,400	29,275	759,985
Purchases of auction rate securities	—	(2,500)	(535,250)
Proceeds from sales or maturities of short-term investments	97,589	9,911	88,136
Purchases of short-term investments	(14,123)	(80,000)	—
Proceeds from sales or issuer calls of long-term investments	—	2,000	85,471
Purchases of long-term investments	—	—	(36,171)
Cash paid for acquired businesses, net of acquired cash	(18,192)	(47,955)	(47,995)
Proceeds from sales of property, plant and equipment	40	123	5,904
Purchases of property, plant and equipment	(11,073)	(31,873)	(24,109)

Net cash provided by (used in) investing activities	56,641	(121,019)	295,971
FINANCING ACTIVITIES:
Proceeds from exercise of stock-based awards	5,409	22,166	115,699
Excess tax benefit received on exercise of stock-based awards	378	931	7,840
Dividends paid	(59,112)	(59,823)	(53,440)
Repurchase of outstanding common shares	—	(154,998)	(434,990)

Net cash used in financing activities	(53,325)	(191,724)	(364,891)
Effect of exchange rates on cash and cash equivalents	(517)	1,067	997

Net increase (decrease) in cash and cash equivalents	132,042	(107,778)	164,465
Cash and cash equivalents as of the beginning of the period	215,625	323,403	158,938

Cash and cash equivalents as of the end of the period	$347,667	$215,625	$323,403

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 29, 2006	$1,359	$2,171,642	$247,217	$1,295	$2,421,513
Net income	—	—	140,476	—	140,476
Dividends paid, $0.40 per common share	—	—	(53,372)	—	(53,372)
Dividends accrued to Award holders prior to vesting	—	—	(793)	—	(793)
Stock based compensation expense	—	44,305	—	—	44,305
Shares issued under share based award plans, plus related tax benefit	63	125,070	—	—	125,133
Foreign currency translation	—	—	—	501	501
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(3,894)	(3,894)
Shares repurchased and retired	(152)	(434,838)	—	—	(434,990)

Balance as of December 28, 2007	$1,270	$1,906,179	$333,528	$(2,098)	$2,238,879
Net loss	—	—	(1,037,560)	—	(1,037,560)
Dividends paid, $0.48 per common share	—	—	(59,587)	—	(59,587)
Dividends accrued to Award holders prior to vesting	—	—	(643)	—	(643)
Stock based compensation expense	—	30,727	—	—	30,727
Shares issued under share based award plans, plus related tax benefit	17	15,093	—	—	15,110
Foreign currency translation	—	—	—	608	608
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(6,896)	(6,896)
Shares repurchased and retired	(71)	(154,927)	—	—	(154,998)

Balance as of January 2, 2009	$1,216	$1,797,072	$(764,262)	$(8,386)	$1,025,640
Net income	—	—	38,565	—	38,565
Dividends paid, $0.48 per common share	—	(58,672)	—	—	(58,672)
Dividends accrued to Award holders prior to vesting	—	(1,000)	—	—	(1,000)
Stock based compensation expense	—	26,881	—	—	26,881
Reversal of excess tax benefit	—	(6,798)	—	—	(6,798)
Shares issued under share based award plans, plus related tax benefit	12	6,563	—	—	6,575
Foreign currency translation	—	—	—	33	33
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(138)	(138)

Balance as of January 1, 2010	$1,228	$1,764,046	$(725,697)	$(8,491)	$1,031,086

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization: Markets and Products

Intersil Corporation is a global designer and manufacturer of high performance analog and mixed-signal integrated circuits for applications in the high-end consumer, industrial, communications and computing electronics markets.

High-end consumer products: gaming, light sensors, optical storage, displays and handheld products. High-end consumer products target high growth applications such as electronic game systems, DVD players and recorders, MP3 players, GPS systems, liquid crystal display (“LCD”) televisions, data converters and smart cell phones. High-end consumer products accounted for 25%, 25% and 29% of sales in fiscal years 2009, 2008, and 2007, respectively.

Industrial products: operational amplifiers, bridge driver power management products, switches and multiplexers, and other standard analog and power management products. Industrial products target end markets including medical imaging, energy management, automotive, solar generating devices, military and factory automation. Industrial products represented 20%, 22% and 23% of sales in fiscal years 2009, 2008, and 2007, respectively.

Communications products: line drivers, broadband and hot plug power management products and high speed converters targeted to applications in markets such as DSL (digital subscriber line), home gateway, satellite, networking, cellular base station and networking/switching equipment. Communications products accounted for 22%, 22% and 21% of sales in fiscal years 2009, 2008, and 2007, respectively.

Computing products: desktop, server and notebook power management, including core power devices and power management applications for peripheral devices. Computing products accounted for 33%, 31% and 27% of sales in fiscal years 2009, 2008, and 2007, respectively.

Basis of Presentation

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2008 includes an extra week in the second quarter and 53 weeks for the total fiscal year ending on January 2, 2009. All other fiscal years presented herein contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents—Cash equivalents in the consolidated balance sheets and statements of cash flow consist of liquid debt securities with insignificant interest rate risk and with original maturities of three months or less at the time of purchase. Investments with original maturities over three months are classified as short-term investments.

Short and Long-term Investments—We continually monitor our positions with and the credit quality of the governmental and financial institutions that issue our investments. We enter into transactions only with issuers that have a long-term debt rating of no less than AA by Standard & Poor’s and Aa2 by Moody’s. For short-term debt (a maturity date less than 365 days), the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, we limit the amount of investment credit exposure with any one issuer. Investments are classified as short-term or long-term on the balance sheet based on whether they mature within one year (short-term) or more than one year (long-term). Realized gains and losses on the sale of investments are determined using the specific-identification method.

Available-for-Sale (“AFS”) Investments—Investments designated as available-for-sale (“AFS”) are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses that are determined to be other-than-temporary are recorded in loss (gain) on certain investments in our consolidated statement of operations. See Note 3.

        Held-to-Maturity (“HTM”) Investments—Investments designated as held to maturity (“HTM”) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

Management deems unrealized losses to be temporary when there are short periods until the related investments mature, the issuers are deemed highly creditworthy and we have ability and intent to hold the investments until maturity at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” and those beyond one year are contained in the balance sheet line item “Long-term investments.” See Note 3.

Trading Investments—Trading investments consists exclusively of a portfolio of marketable mutual funds under a non-qualified deferred employee compensation plan. We also have a liability recorded for the deferred compensation plan. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on certain investments and we record changes in the liability in selling, general and administrative expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations. See Note 3.

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

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. As of January 1, 2010, we maintained an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% as of January 2, 2009) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of sales. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

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

Revenue Recognition—Except for North American (“domestic”) distributors and certain royalty arrangements, revenue is generally recognized when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Customers typically provide a customer request date (CRD) which indicates the preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD and recognize revenue from the sale of such products at the time of shipment. Our intent is that such deliveries are made not more than ten days in advance of CRD. Shipments to domestic distributors are made under agreements which provide for certain pricing credits and limited product return privileges.

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

The following table summarizes the deferred net revenue balance:

Deferred net revenue: North American distributor and certain royalties	January 1, 2010 ($ in millions)	January 2, 2009 ($ in millions)
Deferred revenues	$12.8	$14.0
Deferred cost of revenues	3.1	3.4

Deferred net revenue	$9.7	$10.6

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

For fiscal year 2009, gross revenues were approximately $644.1 million and various returns, allowances and deferrals as noted above were approximately $32.7 million. For fiscal year 2008, gross revenues were approximately $815.6 million and various returns, allowances and deferrals as noted above were approximately $45.9 million. For fiscal year 2007, gross revenues were approximately $796.8 million and various returns, allowances and deferrals as noted above were approximately $39.8 million.

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

We provide retirement benefits under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $3.5 million and $3.6 million as of January 1, 2010 and January 2, 2009, respectively.

Retirement plans expense from continuing operations was $5.5 million, $5.7 million and $4.9 million for 2009, 2008 and 2007, respectively, which is primarily the matching contributions to employees’ 401(k) accounts.

Income Taxes—We follow the liability method of accounting for income taxes. Current income taxes payable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. See Note 15 for disclosures and information regarding our income tax accounting and recorded balances.

Asset Impairment—We account for long-lived asset impairments using a three-step approach for recognizing and measuring the impairment of assets to be held and used. We recognize impairment losses on long-lived assets when indicators of impairment exist and our estimate of undiscounted cash flows generated by those assets is less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets to be sold are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Goodwill —We perform an annual impairment review of goodwill during the fourth quarter of each year (or more frequently if indicators of impairment exist). In 2008, our impairment review indicated an impairment of goodwill and consequently we recorded an impairment charge of $1,154.7 million in our consolidate statement of operations. No impairment charges were recorded in 2009 or 2007. See Note 8 for further discussion.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit. We have one operating segment (reportable segment) with two reporting units for 2009 and five reporting units for 2008 and 2007.

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

Other Comprehensive income (loss)—Comprehensive income (loss) is the change in shareholders’ equity that is not the result of investments by or distributions to shareholders. Our other comprehensive income (loss) elements are as follows.

Currency translation adjustments—Our international subsidiaries predominately use the appropriate local currency in their businesses. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity, Accumulated other comprehensive income (loss) (AOCI). Cumulative translation adjustments in AOCI were $2.4 million, $2.4 million and $1.8 million as of January 1, 2010, January 2, 2009 and December 28, 2007, respectively.

Unrealized losses on AFS investments—Unrealized losses from investment securities classified as AFS that are deemed to be temporary in nature are recognized by a charge to AOCI. As more fully described in Note 3, we recorded charges in 2009, 2008 and 2007 relating to unrealized losses on our auction rate securities.

Segment Information—We operate and account for results in one reportable segment. We design, develop, manufacture and market high performance analog and mixed signal integrated circuits. The Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by guidance regarding segment disclosures.

Use of Estimates—The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restructuring—A liability for a cost associated with an exit or disposal activity is recognized when a liability is incurred rather than when an exit or disposal plan is approved. We record restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered. See Note 11.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $4.7 million, $5.8 million and $5.9 million for 2009, 2008 and 2007, respectively. There are no prepaid advertising costs in any period presented.

Credit line—On October 17, 2008, we established a $75.0 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Stock-based Compensation—See Note 9.

NOTE 3—INVESTMENTS

On April 3, 2009, we adopted Financial Accounting Standards Board (FASB) guidance that requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures about other-than-temporary impairments of debt and equity securities. These standards were effective for periods ending after June 15, 2009 and do not change the recognition of other-than-temporary impairment for equity securities.

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of January 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
U. S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	13.0	—	—	13.0	< 1

Total	$13.5	$—	$—	$13.5

Long-term Investments
Equity securities
Preferred shares (AFS)	$1.1	$0.6	$—	$1.7	N/A
Debt securities
Auction rate securities (AFS)	79.4	0.6	17.8	62.2	12-41

Total	$80.5	$1.2	$17.8	$63.9

	As of January 2, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
State and municipality issued debt (HTM)	$17.0	$0.1	$—	$17.1	< 1
Bank time deposits (AFS)	80.0	—	—	80.0	< 1

Total	$97.0	$0.1	$—	$97.1

Long-term Investments
Equity securities
Preferred shares (AFS)	$1.1	$—	$—	$1.1	N/A
Debt securities
Auction rate securities (AFS)	96.1	—	15.9	80.2	13-42

Total	$97.2	$—	$15.9	$81.3

We classify auction rate securities (“ARS”) as available-for-sale and record them at fair value. During 2009 and 2008, certain of these securities experienced substantial declines in value. For this reason, we recorded an other-than-temporary impairment charge on these securities of $14.3 million in 2009 and $31.8 million in 2008, included in (loss) gain on certain investments. The amortized cost of these securities is reduced by the recognized losses.

The preferred shares listed in the tables above represent former ARS that were converted to preferred shares at the option of the issuer during the year ended January 2, 2009.

During 2009, we experienced a single default on an interest payment by one ARS issuer of a security with an amortized cost of $0.8 million and a fair value of $0.8 million. The security is insured and we received the scheduled interest payment from the insurer.

The following table presents a rollforward of the amount related to credit losses recognized in earnings during the year ended January 1, 2010 (in millions).

AFS Debt Securities
Beginning balance	$21.0
Credit losses recognized in earnings	14.3

Ending balance	$35.3

We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the year ended January 1, 2010.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of January 1, 2010 and January 2, 2009 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of January 1, 2010	$4.0	$(0.1)	$51.0	(17.7)	$55.0	$(17.8)

Auction rate securities as of January 2, 2009	$20.7	$(4.7)	$59.5	(11.2)	$80.2	$(15.9)

There were no gross realized gains or losses included in income during fiscal years 2009, 2008, or 2007.

As of January 1, 2010, we have recorded a total unrealized loss of $16.6 million and a related deferred tax benefit of $5.7 million, for a net unrealized loss of $10.9 million in accumulated other comprehensive loss. We have concluded this decline is temporary for the following reasons:

•	we do not intend to sell the securities;

•	we believe it is more likely than not that we will not be required to sell the securities prior to the recovery of amortized cost; and

•	the unrealized losses are due to conditions other than a credit loss.

We reclassified our ARS securities to long-term from short-term in fiscal year 2008 due to the sustained illiquidity of the securities.

We may be required to record additional impairment charges if additional declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on our fair value calculations, which could change significantly based on market conditions.

Trading investments—consisted of the following as of the dates set forth below:

Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate owned life insurance in a non-qualified deferred employee compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these investments as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	January 1, 2010	January 2, 2009	December 28, 2007
	(in millions)
By consolidated statement of operations line item
Gain (loss) on certain investments, net	$2.0	$(3.6)	$0.9

Selling, general and administrative expense (benefit)	$2.1	$(3.6)	$0.9

	January 1, 2010	January 2, 2009
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.1	$8.9

Deferred compensation liability	$11.2	$8.9

Note 4—Fair Value Measurements

In order to determine the fair value of our assets and liabilities, we utilize three levels of inputs, focusing on the most observable inputs when available. Observable inputs are generally developed based on market data obtained from independent sources, whereas unobservable inputs reflect our assumptions about what market participants would use to value the asset or liability, based on the best information available in the circumstances. The three levels of inputs are as follows:

Level 1—Quoted prices in active markets which are unadjusted and accessible as of the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3—Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

	Fair value as of January 1, 2010 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading investments	$11.1	$3.2	$7.9	$—
Available-for-sale securities	76.9	13.0	—	63.9
Held to maturity securities	0.5	0.5	—	—
Foreign exchange contracts	0.3	—	0.3	—

	$88.8	$16.7	$8.2	$63.9

For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of future expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions).

AFS Securities
Beginning balance as of January 2, 2009	$81.3
Sales	(2.1)
Recognized losses	(14.3)
Unrealized losses	(1.0)

Ending balance as of January 1, 2010	$63.9

Recognized losses are included in (loss) gain on certain investments in the consolidated statement of operations.

NOTE 5—INVENTORIES

Inventories are summarized below (in millions):

	January 1, 2010	January 2, 2009
Finished products	$23.0	$34.9
Work in process	54.1	70.7
Raw materials and supplies	4.1	4.0

Total inventories	$81.2	$109.6

As of January 1, 2010 and January 2, 2009, Intersil was committed to purchase $19.2 million and $11.5 million, respectively, of raw material inventory from suppliers.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in millions):

	January 1, 2010	January 2, 2009
Land	$1.8	$1.8
Buildings and leasehold improvements	56.4	51.1
Machinery and equipment	237.4	233.8

Total property, plant and equipment	295.6	286.7
Accumulated depreciation and leasehold amortization	(193.3)	(173.9)

Total property, plant and equipment, net	$102.3	$112.8

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between three and eight years. Depreciation and amortization expense was $20.8 million, $22.5 million and $20.5 million for fiscal years 2009, 2008 and 2007, respectively.

In 2008, we reclassified $2.6 million of certain equipment as held for sale and recorded losses of $1.0 million in fiscal year 2009 and $2.1 million in fiscal year 2008 to record these assets at their estimated fair value less cost to sell. This loss was recorded in the cost of revenue line item in our consolidated statement of operations. We do not record depreciation on assets held for sale.

NOTE 7—ACQUISITIONS

On August 6, 2009, we acquired 100% of Quellan, Inc. (“Quellan”), a privately held leader in the design of high performance analog signal processing integrated circuits, for approximately $13.8 million in cash and contingent consideration of $3.3 million.

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

Acquisition related costs were approximately $0.9 million in 2009 and include acquisition costs for Rock Semiconductor (see Note 23). Under the provisions of ASC 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded fiscal year 2009 acquisition costs in selling, general and administrative expense in the accompanying consolidated financial statements .

During the third quarter of 2008, we purchased D2Audio Corporation (“D2Audio”) and Kenet, Incorporated (“Kenet”). D2Audio was a privately-held fabless semiconductor company with leading technology in the design of digital audio power amplifiers. Kenet was a privately-held, fabless semiconductor company with leading technology in the design of high-speed, extremely low power data converters. During the fourth quarter of 2008, we purchased Zilker Labs (“Zilker”), a privately-held, fabless semiconductor company with technology leadership in high efficiency digital power integrated circuits.

The purchase consideration for the 2008 acquisitions was $44.7 million in cash paid to complete the mergers, net of cash and cash equivalents received for the three companies, and for professional fees and the assumption of certain liabilities. Based on our evaluations, which are complete, the acquisitions included approximately $13.2 million of definite-lived intangible assets, which are amortized over six months to seven years, and goodwill of approximately $19.2 million. In addition, approximately $2.8 million of in-process research and development (“IPR&D”) was expensed as a result of the acquisitions. The value of purchased IPR&D was determined using an income approach. Purchased research and development was written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Included in the 2008 purchases is a $3.2 million remaining liability as of January 1, 2010 recorded as holdback from the consideration at the initial closing of the purchases in 2008 representing an amount that may be used to cover costs that arise in connection with the representations and warranties made by the management of each company. This holdback, or some portion thereof, may be payable within one year to 18 months of the acquisition dates based on such costs.

All three 2008 purchase agreements contain provisions for additional consideration to the former stockholders of the businesses if revenues during a defined period exceed a base amount. The maximum remaining payout under all provisions is $14.0 million, based on excess revenue through July 2010. No amount for additional consideration was recorded at the time of the acquisition. The amount of the additional consideration, if any, that is earned based on the excess revenue provisions of the agreements will be recorded as an increase in goodwill at the time the contingency is resolved.

The results of operations of all acquirees, which are immaterial individually and in the aggregate, are included in our consolidated statements of operations from the respective dates of the acquisitions.

The preliminary allocation of the aggregate purchase price is summarized as follows:

	Purchases in 2009	Purchases in 2008
	(in millions)
Intangible assets:
Definite-lived: developed technologies	$6.2	$10.1
Definite-lived: other	2.7	3.1
Indefinite-lived: goodwill	1.2	19.2
Deferred tax assets	9.1	10.7
Other tangible net assets, excluding cash and cash equivalents	(2.1)	(1.2)
In-process research and development	—	2.8

Total purchase price, net of cash and cash equivalents acquired	$17.1	$44.7

The definite-lived developed technology purchased will be amortized over a five-year or five and one-half-year life.

Other definite-lived intangible assets include backlog, customer relationships, and intellectual property. These assets have amortization lives ranging from six months to seven years with a weighted average of 3.8 years.

We are responsible for the preliminary and final valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased in-process research and development prior to January 2, 2009 was written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations.

Additional consideration of $4.6 million for a holdback provision was paid in the third quarter of 2008 for the purchase of Planet ATE in 2007. This amount was recorded as an increase in goodwill.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities, individually and in the aggregate.

NOTE 8—INTANGIBLE ASSETS

Purchased intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of three to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of five years.

	As of January 1, 2010		As of January 2, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$80.8	$60.7	$73.2	$49.9
Definite-lived: other	11.1	4.6	8.0	2.2

Total	$91.9	$65.3	$81.2	$52.1

We recorded amortization expense as follows:

	January 1, 2010	January 2, 2009	December 28, 2007
	(in millions)
By income statement line item
Amortization of purchased intangibles	$12.7	$12.2	$10.7

Cost of revenues	$0.5	$0.1	$—

Expected amortization expense by year to the end of the current amortization schedule is the following:

(in millions)
To be recognized in:
Fiscal year 2010	$9.9
Fiscal year 2011	6.8
Fiscal year 2012	5.6
Fiscal year 2013	2.9
Fiscal year 2014	1.2
Thereafter	0.2

Total expected amortization expense	$26.6

Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment:

	Year Ended
	January 1, 2010	January 2, 2009
	(in millions)
Gross goodwill balance as of beginning of period	$1,468.4	$1,445.8
Accumulated impairment charge	(1,154.7)	(1,154.7)
Purchase of Planet ATE	—	3.8
Purchase of Kenet	0.2	19.0
Purchase of Quellan	1.2	—
Goodwill adjustment resulting from purchase of Elantec Inc.	(0.2)	(0.1)
Goodwill adjustment resulting from purchase of Xicor	(0.2)	(0.1)

Goodwill balance as of end of period	$314.7	$313.7

The decrease to the Elantec and Xicor-related goodwill in both years resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. The increase to Planet ATE goodwill in 2008 related to the $4.6 million holdback provision offset by adjustments to the deferred tax assets recorded in the purchase. See Note 7 relating to acquisitions for further discussion.

We perform an annual test of goodwill in the fourth quarter of the fiscal year. In 2009, we recorded no impairment of goodwill based on our analysis. The fair value of the reporting units was significantly in excess of the carrying value as of October 3, 2009, the date in which we performed our test.

In 2008, we recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2009, we had two reporting units for the purpose of the analysis – analog and mixed signal and power management. During 2008, we had five reporting units for purposes of the analysis—analog and mixed signal, computing, consumer, industrial and communication, and specialty. The first step of the goodwill impairment test (“Step One”) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (“Step Two”) is performed to measure the amount of impairment loss, if any.

In 2008, we performed our annual testing for impairment of goodwill as of the beginning of our fourth fiscal quarter and based on Step One, we determined that three reporting units indicated potential impairment. We then performed Step Two, which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting units to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

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

Goodwill as of January 1, 2010 was $314.7 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

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

NOTE 9—STOCK-BASED COMPENSATION

Share-based Payment Arrangements—As of January 1, 2010, our 2008 Equity Compensation Plan (2008 Plan) included several available forms of stock compensation of which only stock options (Options) and stock awards (Awards) have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, we have issued Options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). We also have the 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil common stock.

These plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of January 1, 2010	Shares Available for Issuance at January 1, 2010
	(shares in thousands)
1999 Plan	36,250	6,979	—
2008 Plan	19,312	6,573	10,556
Acquired Plans	—	1,243	—
ESPP	4,584	—	1,821

	60,146	14,795	12,377

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

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—We estimate the fair value of each Option as of the date of grant using a lattice model. The fair value of Awards as of the date of grant is the market value of our common stock on that date. The ESPP fair value is the amount of the discount the employee obtains as of the date of the purchase transaction.

The fair value of an Option grant (compensation cost) is calculated by us on the date of grant using a lattice model. This compensation cost is then amortized straight-line over the period relating to service conditions (vesting period). Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See the table below for a presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. We estimate our volatility using a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. Additionally, we estimate the expected life of the option at the time of grant, based on historical information. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material affect on the amount of stock-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changes in facts and circumstances surrounding our use of stock compensation.

For Options granted in fiscal year 2009 and 2008, we estimated the fair value of each Option as of the date of grant using a lattice model with the following assumptions:

	Year ended January 1, 2010	Year ended January 2, 2009
Range of expected volatilities	37.3 – 51.1%	35.2 – 51.5%
Weighted average volatility	42.5%	38.2%
Range of dividend yields	3.20 – 5.04%	1.69 – 5.63%
Weighted average dividend yield	3.82%	2.25%
Range of risk-free interest rates	2.0 – 5.3%	2.1 – 3.2%
Weighted average risk-free interest rate	3.28%	2.44%
Range of expected lives, in years	4.9 – 5.7	3.3 – 5.7
Weighted average expected life, in years	5.5	4.3

Most Options granted under the 1999 and 2008 Plans since April 2004 vest ratably over three or four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For Awards, the expected life for amortization of the grant date fair value is the vesting term, generally three years in the case of deferred stock units and four years in the case of restricted stock units.

On October 6, 2009, our shareholders approved a proposal to allow for a one-time stock option exchange program to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options. The exchange program was designed to increase the retentive and incentive value of our equity compensation program without incurring significant additional stock-based expense. Stock options with an exercise price between $22.00 and $35.99 were eligible for exchange for new options with an option price of $13.08, the closing stock price on November 6, 2009, the date of the exchange. In the exchange, 5,682,114 old option shares were exchanged for 2,011,627 shares of new options, granted out of the 2008 Equity Compensation Plan. The tendered old option shares were cancelled in the exchange. The exchange resulted in $1.1 million of incremental future compensation. The incremental future compensation and the unrecognized compensation on the old options will be recognized over the lesser of the requisite service period or the vesting term of the new options.

Information Regarding Options and Awards—Information about Options and Awards as of January 1, 2010 and activity for Options and Awards for the three fiscal years then ended is presented below:

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lives (Yrs.)	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)			(in thousands)	(in millions)	(in millions)
Outstanding as of December 29, 2006	22,079	$23.06	5.3	749
Granted	2,520	27.09		867
Exercised(1)	(5,923)	18.72		(145)
Canceled	(1,308)	23.13		(60)

Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted	2,385	23.21		1,080
Exercised(1)	(1,178)	15.78		(343)
Canceled	(2,843)	31.15		(240)

Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted	4,591	12.62		1,294
Performance adjustment	—	—		45
Exercised(1)	(348)	6.08		(511)
Canceled(2)	(7,706)	26.15		(209)

Outstanding as of January 1, 2010	12,269	$19.18	4.2	2,527	$55.5	$42.6

As of January 1, 2010
Exercisable/vested(1)	6,769	$23.10	2.6	92	$5.1	—
Unexercisable/unvested	5,500	$14.35	6.3	2,435	$50.4	$42.6
Number vested and expected to ultimately vest	12,095	$19.27	4.2	2,057	$47.9

(1)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of January 1, 2010 were 92,000 shares as shown in the Awards column as Exercisable/vested.
(2)	Includes 5,682,114 shares cancelled in our option exchange program.

	Options	Awards	Aggregate
Weighted average fair value per share of awards granted in fiscal year 2009 (compensation cost)	$4.02	$12.23	$5.82

The weighted average recognition period for this compensation cost is 2.9 years. As of January 1, 2010, the unrecognized compensation cost expected to be recognized over a period of 4.0 actual years is as follows:

(in millions)
To be recognized in:
Fiscal year 2010	$19.5
Fiscal year 2011	13.5
Fiscal year 2012	7.4
Fiscal year 2013	2.2

Total unrecognized compensation cost	$42.6

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

Exercise Price Ranges	Options Outstanding	Options Outstanding —Weighted Average Remaining Contract Lives (Yrs.)	Options Outstanding —Weighted Average Exercise Price (per share)	Options Vested	Options Vested— Weighted Average Exercise Price (per share)
	(in thousands)			(in thousands)
$ 2.74 – $11.75	750	3.6	$8.59	397	$6.89
$12.02 – $12.02	1,929	6.2	$12.02	—	—
$12.35 – $13.00	142	4.6	$12.82	74	$12.85
$13.08 – $13.08	2,008	6.8	$13.08	—	—
$13.35 – $17.08	1,622	3.8	$15.92	1,142	$16.23
$17.16 – $19.96	1,358	2.7	$18.42	1,358	$18.43
$20.12 – $26.29	1,441	2.4	$23.92	1,360	$23.94
$26.41 – $26.77	1,331	4.4	$26.63	831	$26.66
$26.85 – $34.50	1,368	2.5	$30.34	1,287	$30.39
$37.07 – $79.01	320	0.7	$47.77	320	$47.77

As of January 1, 2010	12,269		$19.18	6,769	$23.10

Our ESPP has purchase settlement dates in the second and fourth quarters. The ESPP does not have a lookback option provision.

Additional Disclosures	Year ended January 1, 2010	Year ended January 2, 2009	Year ended December 28, 2007
	(in millions, except share data)
Shares issued under the employee stock purchase plan	475,496	328,122	202,500

Aggregate intrinsic value of stocks options exercised	$2.7	$11.5	$65.7

We issue new shares of common stock upon the exercise of Options.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested Options and Awards as of January 1, 2010 and changes during the fiscal year then ended:

	Options Unvested	Options—Weighted Average Grant Date Fair Values	Awards Unvested	Awards—Weighted Average Grant Date Fair Values
	(in thousands)
Unvested as of January 2, 2009	4,837	$7.25	1,853	$24.99
Granted	4,591	$4.02	1,294	$12.23
Vested	(2,043)	$7.67	(503)	$26.32
Forfeited	(1,885)	$7.28	(209)	$21.91

Unvested as of January 1, 2010	5,500	$4.39	2,435	$18.20

Financial Statement Effects and Presentation—the following table shows total stock-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations:

	Year ended January 1, 2010	Year ended January 2, 2009	Year ended December 28, 2007
	(in millions)
By statement of operations line item
Cost of revenue	$2.4	$3.5	$4.1
Research and development	11.6	13.2	15.3
Selling, general and administrative	12.9	14.1	24.8
By stock type
Stock options	$15.2	$19.0	$31.8
Restricted and deferred stock awards	10.7	10.8	11.6
Employee stock purchase plan	0.9	1.0	0.9

	January 1, 2010	January 2, 2009
	(in millions)
Stock-based compensation capitalized in inventory	$0.9	$0.7

Performance-based Grants—As of January 1, 2010, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0% – 150% of the original grant.

As a result of the performance condition requirement, these grants are evaluated periodically for the estimated number of shares that might be issued when fully vested. The fair value measurement and its effect on income is appropriately adjusted as a result of these periodic evaluations. The total fair value measurement with regard to the performance-based grants which are outstanding as of year-end, which is to be recognized as compensation cost over the performance period, was $10.6 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of stock-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amounts of stock-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of stock-based compensation can cause more volatility in our net income in various periods and in aggregate.

January 1, 2010
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	755.4
Maximum PDSU shares that could be issued assuming the highest level of performance	1,134.2
PDSU shares expected to vest	674.6

NOTE 10—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share ($ in thousands, except per share amounts):

	Year ended
	January 1, 2010	January 2, 2009	December 28, 2007
Numerator
Net income (loss) from continuing operations	$38,565	$(1,062,502)	$142,739
Net income (loss) from discontinued operations	—	24,942	(2,263)

Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$38,565	$(1,037,560)	$140,476

Denominator
Denominator for basic earnings (loss) per share weighted average common shares	122,250	123,724	132,508
Effect of dilutive securities:
Stock options, awards and warrants	55	—	1,500

Denominator for diluted earnings (loss) per share adjusted—weighted average common shares	122,305	123,724	134,008

Basic earnings (loss) per share
Continuing operations	$0.32	$(8.59)	$1.08
Discontinued operations	—	0.20	(0.02)

Net income (loss) per share	$0.32	$(8.39)	$1.06

Diluted earnings (loss) per share
Continuing operations	$0.32	$(8.59)	$1.07
Discontinued operations	—	0.20	(0.02)

Net income (loss) per share	$0.32	$(8.39)	$1.05

Anti-dilutive shares not included in the above calculations
Awards	2,137	1,908	394

Options	15,402	15,732	4,270

NOTE 11—RESTRUCTURING

During the quarter ended March 28, 2008, we initiated a restructuring plan to reorganize certain operations, consolidate internal manufacturing facilities and reduce workforce. We announced an additional plan to reduce our global workforce and other operating costs in November 2008. During the year ended January 1, 2010, we recorded expenses for severance costs and legal and professional costs of approximately $2.1 million related to these activities. During the year ended January 2, 2009, we recorded expenses for severance costs, fixed assets, legal and professional costs and lease exit costs of approximately $8.7 million. We recorded no restructuring costs during the year ended December 28, 2007.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of December 28, 2007	$—
Costs incurred
Severance costs	5.3
Lease exit costs	0.8
Severance payments	(1.3)
Lease payments	(0.7)

Liability balance as of January 2, 2009	$4.1
Costs incurred
Severance costs	1.3
Severance payments	(5.1)

Liability balance as of January 1, 2010	$0.3

NOTE 12—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $9.0 million, $8.9 million and $6.9 million for fiscal years 2009, 2008 and 2007, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $25.1 million as of January 1, 2010.

The following table sets forth future contractual obligations and off balance sheet arrangements, which are generally non-cancellable, as of January 1, 2010 (in millions):

	2010	2011	2012	2013	2014	Thereafter
Future minimum lease commitments	$9.4	$8.2	$4.1	$2.6	$0.7	$0.1
Open capital asset purchase commitments	1.3	—	—	—	—	—
Open raw material purchase commitments	43.2	20.9	20.9	16.3	11.5	—
Other purchase commitments	2.4	1.5	1.4	1.0	—	—
Standby letters of credit	2.4	—	—	—	—	—

	$58.7	$30.6	$26.4	$19.9	$12.2	$0.1

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

We immediately retire shares of Class A common stock repurchased under plans approved by our Board of Directors (see Note 14).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
	($ in millions, except per share amounts; shares in thousands)
Beginning Balance	121,626	126,990	135,921
Shares issued under stock plans, net of shares withheld for taxes	1,190	1,741	6,255
Repurchase/retirement of shares	—	(7,105)	(15,186)

Ending Balance	122,816	121,626	126,990

Dividends Paid	$58.7	$59.8	$53.4

Dividends paid per share	$0.48	$0.48	$0.40

Dividends—we have paid a quarterly dividend since September 2003. In January 2010, the Board declared a dividend of $0.12 per share for the first quarter of 2010, an indicated annual rate of $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

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

The following table presents a summary of the stock repurchase programs that have been authorized by the Board of Directors since this strategy has been adopted:

Plan Approval	Plan Term	Approved Amount	Repurchased Amount
Prior to fiscal year 2005	—	$300 million	$300 million
November 2005	1 year	$150 million	$150 million
May 2006	1 year	$150 million	$150 million
December 2006	1 year	$400 million	$400 million
October 2007	1 year	$400 million	$207 million
October 2008	2 months	$15 million	$15 million

Total: $1,222 million through January 1, 2010

The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. Shares are immediately retired upon repurchase.

NOTE 15—INCOME TAXES

Income tax expense (benefit)—the provision (benefit) for income taxes from continuing operations is summarized below (in millions):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Current taxes:
Federal	$33.9	$(14.3)	$35.6
State	0.3	0.1	3.0
Foreign	3.9	8.0	10.9

	38.1	(6.2)	49.5
Deferred taxes:
Federal	(30.7)	(0.6)	(9.4)
State	0.2	1.5	0.9

	(30.5)	0.9	(8.5)

Income tax expense (benefit) from continuing operations	$7.6	$(5.3)	$41.0

The benefit related to tax deductions from the exercise of non-qualified stock options is recorded as an increase to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options, the release of stock awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of approximately $3.4 million, $6.3 million and $20.7 million during fiscal years 2009, 2008 and 2007, respectively.

The (benefit) provision for income taxes is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Income tax expense (benefit) from continuing operations	$7.6	$(5.3)	$41.0
Income tax (benefit) expense from discontinued operations	—	(25.0)	1.9

Total income tax expense (benefit)	$7.6	$(30.3)	$42.9

Deferred income taxes—the components of deferred income tax assets and liabilities are as follows (in millions):

	January 1, 2010		January 2, 2009
	Current	Non- Current	Current	Non- Current
Inventory	$16.2	$—	$13.6	$—
Property, plant and equipment	—	1.4	—	2.0
Accrued expenses	10.0	—	15.9	—
Stock-based compensation	—	16.8	—	18.4
Net operating loss carryforward	2.0	26.0	4.9	12.8
Capitalized research and development	—	9.7	—	11.9
Unrealized losses on AFS securities	—	2.4	—	5.2
Impairment on ARS	—	1.1	—	6.3
Deferred compensation	—	5.0	—	4.9
Tax credits	—	34.4	2.0	—
All other, net	0.1	2.9	0.1	3.2

Deferred tax assets	28.3	99.7	36.5	64.7
Deferred tax liabilities: Intangibles	—	(7.6)	—	(11.4)
Deferred tax liabilities: Other	(0.9)	—	(1.0)	—
Valuation allowance	—	(1.1)	—	(6.3)

Net deferred tax assets	$27.4	$91.0	$35.5	$47.0

None of our deferred income tax assets or liabilities related to discontinued operations.

The table below summarizes the activity in valuation allowances:

	As of January 1, 2010	As of January 2, 2009
	(in millions)
Beginning balance	$6.3	$—
Increases related to impairment of ARS	—	6.3
Decreases related to impairment of ARS	(5.2)	—

Ending balance	$1.1	$6.3

We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including net operating loss carryforwards (“NOLs”) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, no additional valuation allowances have been provided on deferred tax assets as of January 1, 2010 and January 2, 2009. We have gross NOLs of approximately $80.0 million from acquisitions that expire in years 2022 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382.

We expect to ultimately make use of deductions for all purchased intangibles on our income tax returns.

Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to our effective income tax rate from continuing operations follows:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	0.7	(0.1)	1.4
International income	(21.0)	2.0	(15.5)
International stock-based compensation	12.6	(0.6)	3.1
Research credits	(12.0)	0.5	(3.7)
In-process research and development	(0.2)	(0.1)	0.5
Release of valuation allowance	(12.6)	—	—
Change in reserve for UTP	11.2	2.1	—
Subpart F—interest & stock gain	3.7	(0.2)	2.7
Tax-exempt interest	(0.1)	0.1	(0.8)
Securities impairment	—	(1.0)	—
Goodwill impairment	—	(37.9)	—
Other items	(0.8)	0.7	(0.4)

Effective income tax rate	16.5%	0.5%	22.3%

Uncertain tax positions and unrecognized tax benefits

Effective December 30, 2006, we adopted Financial Accounting Standards Board guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters.

Upon adoption and the conclusion of the initial evaluation of our uncertain tax positions (“UTPs”), no adjustments were recorded. Consistent with past practice, we classify accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as “Income Taxes Payable.” When the interest and penalty portions of such UTPs are adjusted, it is classified as “Income Tax Expense.” All of the UTPs as of January 1, 2010 would affect our effective tax rate should they be recognized.

During fiscal year 2009, we recognized $2.7 million of potential interest and penalties on UTPs in the consolidated statement of operations.

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

During fiscal year 2007, we recognized $0.9 million of potential interest and penalties on UTPs in the consolidated statement of operations.

We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns.

The table below summarizes activity in unrecognized tax benefits (UTBs) resulting from uncertain tax positions:

	As of January 1, 2010	As of January 2, 2009
	(in millions)
Beginning balance (includes $0.5 million of interest and penalties as of January 2, 2009)	$8.6	$56.6
Increases related to current year tax positions	15.8	2.2
Increases related to prior years tax positions	8.0	—
Decreases related to lapses of statutes of limitations	—	(50.2)

Ending balance (includes $3.2 million of interest and penalties as of January 1, 2010)	$32.4	$8.6

Our remaining significant UTB primarily relates to domestic income tax matters. We anticipate releasing $1.2 million in the next fiscal year due to statute expiration.

In the major jurisdictions in which we operate, which includes the United States, various individual States therein and several foreign nations, returns for various tax years from 2005 forward are currently under taxing authority examination or remain subject to audit.

Other income tax information

Pretax income of international subsidiaries was $38.8 million, $83.5 million and $109.6 million during fiscal years 2009, 2008 and 2007, respectively.

Income taxes paid were $15.4 million, $23.8 million and $9.0 million during fiscal years 2009, 2008 and 2007, respectively.

We have not provided U.S. income taxes on undistributed earnings of international subsidiaries because of our demonstrated intention to reinvest these earnings. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

NOTE 16—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

Geographic Information—Intersil operates exclusively in the semiconductor industry and primarily the analog and mixed-signal sector therein. Substantially all revenues result from the sale of semiconductor products. We eliminate all intercompany revenues and balances.

The table below summarizes operations by geographic area (in millions):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
United States Operations
Net revenues	$98.1	$136.5	$129.3
Tangible long-lived assets	64.6	70.0	77.0
International Operations
Net revenues	513.3	633.2	627.7
Tangible long-lived assets	37.7	42.8	32.6

Concentrations of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Sales by country for continuing operations
China (includes Hong Kong)	49%	42%	41%
United States	16	18	17
South Korea	11	12	13

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore, Thailand and Netherlands accounted for at least 1% of our total revenues in fiscal year 2009.

Three distributor customers, one original equipment manufacturer (“OEM”) customer and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 54% of revenues in fiscal year 2009. One distributor, Aeco Technology Co., LTD, represented 14% of revenues during fiscal year 2009 and 16% of aggregate net accounts receivable as of January 1, 2010.

We rely on external vendors for approximately 84% of our wafer supply as measured in units. Additionally, we rely significantly on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are primarily located in Asia, where a significant volume of our final product sales are made.

NOTE 17—DISCONTINUED OPERATIONS

We sold our Wireless product group in fiscal year 2003 (the “Transaction”) and certain operations were thereafter presented as discontinued operations in our consolidated financial statements. In 2008 and 2007, certain matters relating to the Transaction have occurred and have been classified and presented as discontinued operations in the accompanying Consolidated Statements of Operations and Cash Flows.

2007 Transaction activity—In fiscal year 2007, we were presented with an additional tax claim on the transaction by a foreign jurisdiction. We incurred research and defense costs for the claim of $0.3 million and ultimately settled the claim for $5.5 million, resulting in a net charge to discontinued operations tax expense of $2.0 million, net of a previously established reserve for this claim of $3.5 million which was reversed. Therefore discontinued operations were a net loss of $2.3 million for 2007.

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

The table below summarizes changes in product warranty allowances in other accrued expenses for fiscal years 2009 and 2008 (in millions):

Balance, December 28, 2007	$0.8
Accruals for warranties issued during the period	2.2
Settlements made (in cash or in kind) during the period	(2.1)

Balance, January 2, 2009	$0.9
Accruals for warranties issued during the period	0.9
Settlements made (in cash or in kind) during the period	(1.2)

Balance, January 1, 2010	$0.6

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

NOTE 19—FINANCIAL INSTRUMENTS AND DERIVATIVES

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.4 million as of January 1, 2010 and January 2, 2009. Certain short-term investments with a total carrying value of $2.4 million are pledged to secure such letters of credit.

Derivatives: We use foreign exchange contracts to hedge anticipated foreign cash flow commitments up to six months. Total net (losses) gains on foreign exchange contracts were $(1.3) million, $1.1 million and ($0.3) for fiscal years 2009, 2008 and 2007, respectively. Realized and unrealized gains and losses from hedges are classified in the statements of operations consistent with the accounting treatment of the items being hedged. Open foreign exchange contracts had fair values of $0.3 million and $0.7 million as of January 1, 2010 and January 2, 2009, respectively. We believe our cash flow hedges have been economically effective.

The tables below describe total open foreign exchange contracts as of January 1, 2010, January 2, 2009 and December 28, 2007 (all are options to sell foreign currencies):

	Fiscal year ended
	January 1, 2010	January 2, 2009	December 28, 2007
	(in millions)
Realized (loss) gain on foreign exchange contracts	$(1.2)	$1.2	$(0.3)
Unrealized loss on foreign exchange contracts	$(0.1)	$(0.1)	—
Purchases and sales of foreign exchange contracts	$30.1	$43.0	$38.1
Notional amount of open contracts as of year end	$14.2	$20.3	$20.8
Fair value of open contracts as of year end	$0.3	$0.7	$0.3

	Euros		Range of Maturities
Open Foreign Currency Contracts at:	Foreign Currency	U.S. $
	(millions)	(millions)	(in months)
January 1, 2010	10.0	14.3	1 – 5
January 2, 2009	15.0	20.3	1 – 6

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

We believe that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting us from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of our operations for the period in which the ruling occurs, or in future periods. Because we believe the defense of these matters to be probable, we record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. As of January 1, 2010, we have recorded approximately $3.5 million related to defense costs.

We and certain of our former directors as well as the lead underwriter of our February 2000 initial public offering, Credit Suisse First Boston Corporation, were named as defendants in several law suits, the first of which is a class action filed on June 8, 2001 in the United States District Court for the Southern District of New York. The complaints allege violations of Rule 10b-5 based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to thereafter buy additional shares of Intersil in the open market at pre-determined prices above the offering prices. These lawsuits against us, as well as those alleging similar claims against other issuers in initial public offerings, have been consolidated with a number of other related securities suits. On October 5, 2009, Judge Scheindlin entered an Opinion and Order granting final approval of the settlement, the plan of allocation, and class certification in the consolidated and coordinated IPO class action proceedings, and on December 14, 2009 an Order and Final Judgment was filed in the action against Intersil. There was no impact on our consolidated financial statements related to this settlement because Intersil was not required to fund any of the settlement.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. Discovery is still on-going, and a claim construction opinion will be forthcoming from the Court.

NOTE 21—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 805-10, “Business Combinations” (formerly SFAS 141R, “Business Combinations”)—Issued in December 2007, ASC 805-10 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805-10 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. ASC 805-10 is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. We applied these new standards in recording the acquisition of Quellan Inc., which occurred in August 2009. See Note 7 to the accompanying consolidated financial statements.

FASB ASC 350-30-65, “Determination of the Useful Life of Intangible Assets” (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”)—In April 2008, the FASB issued ASC 350-30-65, “Determination of the Useful Life of Intangible Assets.” ASC 350-30-65 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10, Goodwill and Other Intangible Assets. ASC 350-30-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. There was no material impact from this statement.

FASB ASC 815-10, “Derivatives and Hedging” (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”)—In March 2008, the FASB issued ASC 815-10, “Derivatives and Hedging”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. ASC 815-10 applies to derivative instruments as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815-10 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815-10 was effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. There was no material impact from this statement.

FASB ASC 820-10-65-2, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed” (formerly FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction is Not Distressed”)—Issued in April 2009, ASC 820-10-65-2 provides guidance for making fair value measurements more consistent with the principles presented in ASC 820-10. ASC 820-10-65-2 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820-10-65-2 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from the adoption of this guidance.

FASB ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments” (formerly FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments”)—Issued in April 2009, ASC 320-10-65 provides additional guidance to improve clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. ASC 320-10-65 applies to debt securities and is effective for periods ending after June 15, 2009 with early adoption permitted. This statement resulted in additional disclosures related to other-than-temporary impairments.

FASB ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”)—Also issued in April 2009, ASC 825-10-65 amends ASC 825-10, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, Interim Reporting, to require those fair value disclosures in all interim financial statements. This standard was effective for periods ending after June 15, 2009 with early adoption permitted. There was no material impact from this guidance.

FASB ASC 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”)—In May 2009, the FASB issued ASC 855-10, which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is currently effective and resulted in additional disclosure related to subsequent events.

FASB ASC 105-10, “Generally Accepted Accounting Principles” (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification))—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective and did not impact our consolidated financial statements.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 2 fair value measurements. ASU 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact ASU 2010-06 will have on our financial statements.

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated:

	Quarters Ended
	Jan 1, 2010	Oct 2, 2009	Jul 3, 2009	Apr 3, 2009	Jan 2, 2009	Oct 3, 2008	Jul 4, 2008	Mar 28, 2008
	(in millions, except per share data)
Net revenue	$177.6	$168.3	$147.3	$118.2	$131.1	$218.7	$216.2	$203.7
Gross profit	98.2	91.8	79.8	65.1	44.2	123.1	122.6	109.6
Net income (loss)	$17.7	$12.3	$6.2	$2.4	$(1,189.9)	$47.3	$38.0	$67.1

Income (loss) per share (basic):	$0.15	$0.10	$0.05	$0.02	$(9.74)	$0.38	$0.31	$0.53

Income (loss) per share (diluted):	$0.15	$0.10	$0.05	$0.02	$(9.74)	$0.38	$0.30	$0.53

In the quarter ended January 1, 2010, we corrected the following errors in accounting for income taxes, related primarily to equity compensation.

•	increased tax expense by $1.8 million (approximately $1.2 million related to prior fiscal years)

•	decreased additional paid in capital by $6.8 million (approximately $6.8 million related to prior fiscal years)

•	increased income taxes payable by a net $8.6 million (approximately $8.0 million related to prior fiscal years)

We have analyzed the effect of the misstatement on prior periods in accordance with the appropriate authoritative literature and concluded that the misstatement was not material to the year ended January 1, 2010 or to the trends on earnings among fiscal years or the quarters within all affected years.

Note 23—Subsequent Events

On January 8, 2010, we acquired the business of Rock Semiconductor (“Rock”) for $4.5 million cash. The purchase includes primarily intellectual property. Rock was a privately-held, fabless semiconductor company with technology leadership in highly integrated power management ICs. Based on our preliminary evaluations, the acquisition includes approximately $2.3 million of definite-lived intangible assets, which will be amortized over five years, and goodwill of approximately $2.2 million. We have recognized acquisition related expenses of $0.4 million, included in selling, general and administrative expense in the consolidated financial statements.

We have evaluated subsequent events through the date these consolidated financial statements were issued.

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

Management assessed our internal control over financial reporting as of January 1, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended January 1, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Subsequent to the filing of our Form 8K on January 27, 2010, which included our press release containing our January 1, 2010 unaudited financial statements, we have made adjustments to our fiscal 2009 financial statements which had the effect of decreasing net income by approximately $4.6 million and increasing income taxes payable by $13.8 million. These adjustments relate to international tax matters and tax benefits on stock compensation arrangements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Members of the Board of Directors

The following individuals served on our Board of Directors as of January 1, 2010:

David B. Bell; Robert W. Conn; James V. Diller; Gary E. Gist; Mercedes Johnson; Gregory Lang; Jan Peeters; Robert N. Pokelwaldt; and, James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of January 1, 2010 were as follows:

David B. Bell, Jonathan A. Kennedy, Thomas C. Tokos, Peter Oaklander, Susan Hardman, Vern Kelley, David Loftus and Sagar Pushpala. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and

Governance Committee” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

The information required under this item will appear under the captions “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Severance and Change-in-Control Benefits—Change-in-Control Severance Agreements” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

The information required under this item will appear under the captions “Corporate Governance—Director Compensation and Related Party Transactions,” “Corporate Governance—Director Independence” and “Corporate Governance—Committees of the Board” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required under this item will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Card), “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2010 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(a)	2. Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction From Allowances	Balance at End of Period
Allowance for Uncollectible Accounts
2009	$1.6	$1.0	$0.3	$—	$2.3
2008	$0.6	$0.8	$0.2	$—	$1.6
2007	$0.4	$3.1	$—	$2.9	$0.6
Inventory Allowances
2009	$38.3	$5.7	$0.4	$2.0	$42.4
2008	$21.0	$31.8	$0.4	$14.9	$38.3
2007	$22.7	$7.8	$0.5	$10.0	$21.0
Sales Returns and Allowances
2009	$6.9	$34.0	$—	$34.7	$6.2
2008	$6.7	$37.0	$—	$36.8	$6.9
2007	$5.6	$21.6	$—	$20.5	$6.7

The additions charged to costs and expenses are classified as reduction of revenue for the allowance for uncollectible accounts and sales returns and allowances. Inventory allowance additions are classified as cost of revenues.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)	3. Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit C to the definitive proxy statement on Form DEF 14A, March 25, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009)

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007)

10	Credit Agreement, dated as of October 17, 2008, among the Company, certain subsidiaries of the Company, Bank of America N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lender parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, October 23, 2008).

14	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, filed March 9, 2004).

21	Subsidiaries of Intersil Corporation.*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/S/ DAVID B. BELL
David B. Bell
Chief Executive Officer
March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/S/ DAVID B. BELL David B. Bell	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2010

By:	/S/ JONATHAN A. KENNEDY Jonathan A. Kennedy	Chief Financial Officer (principal financial and accounting officer)	March 2, 2010

By:	/S/ GARY E. GIST Gary E. Gist	Chairman of the Board of Directors	March 2, 2010

By:	/S/ ROBERT W. CONN Robert W. Conn	Director	March 2, 2010

By:	/S/ JAMES V. DILLER James V. Diller	Director	March 2, 2010

By:	/S/ MERCEDES JOHNSON Mercedes Johnson	Director	March 2, 2010

By:	/S/ GREGORY LANG Gregory Lang	Director	March 2, 2010

By:	/S/ JAN PEETERS Jan Peeters	Director	March 2, 2010

By:	/S/ ROBERT N. POKELWALDT Robert N. Pokelwaldt	Director	March 2, 2010

By:	/S/ JAMES A. URRY James A. Urry	Director	March 2, 2010