Form 10-Q
period 2010-04-02
INTERSIL CORP/DE
filed 2010-05-07
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 30, 2010:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	123,695,151

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	April 2, 2010	April 3, 2009
	($ in thousands, except share data)
Revenue	$189,386	$118,171
Cost of revenue	82,460	53,023

Gross profit	106,926	65,148

Operating costs and expenses
Research and development	41,674	32,764
Selling, general and administrative	32,554	25,822
Amortization of purchased intangibles	2,881	3,506
In-process research and development	—	(215)
Restructuring and other related (credits) charges	(10)	1,562

Operating income	29,827	1,709
Gain (loss) on deferred compensation investments, net	340	(242)
Other-than-temporary impairment loss	(1,082)	—
Interest income, net	526	1,437

Income before income taxes	29,611	2,904
Income tax expense	1,936	526

Net income	$27,675	$2,378

Earnings per share:
Basic	$0.22	$0.02

Diluted	$0.22	$0.02

Cash dividends declared per common share	$0.12	$0.12

Weighted average common shares outstanding (in millions):
Basic	123.0	121.7

Diluted	123.4	121.9

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2010	January 1, 2010
	($ in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$379,140	$347,667
Short-term investments	498	13,498
Trade receivables, net of allowances ($6,393 as of April 2, 2010 and $8,463 as of January 1, 2010)	85,221	73,633
Inventories	80,334	81,236
Prepaid expenses and other current assets	7,523	9,403
Deferred income tax asset	27,379	27,379

Total Current Assets	580,095	552,816
Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($196,036 as of April 2, 2010 and $193,348 as of January 1, 2010)	100,780	102,251
Purchased intangibles, net of accumulated amortization ($43,559 as of April 2, 2010 and $63,334 as of January 1, 2010)	25,997	26,627
Goodwill	316,894	314,676
Long-term investments	62,352	63,937
Deferred income tax asset	91,265	90,975
Other	14,396	14,499

Total Non-current Assets	611,684	612,965

Total Assets	$1,191,779	$1,165,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$37,895	$31,496
Accrued compensation	33,818	34,433
Deferred net revenue	11,529	9,687
Other accrued expenses	18,480	24,273
Non-income taxes payable	5,953	4,104
Income taxes payable	29,974	30,702

Total Current Liabilities	137,649	134,695

Shareholders’ Equity
Preferred Stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $.01 par value, voting; 600 million shares authorized; 123,506,810, shares issued and outstanding as of April 2, 2010 and 122,816,221 shares issued and outstanding as of January 1, 2010, respectively	1,235	1,228
Additional paid-in capital	1,759,992	1,764,046
Accumulated deficit	(698,022)	(725,697)
Accumulated other comprehensive loss	(9,075)	(8,491)

Total Shareholders’ Equity	1,054,130	1,031,086

Total Liabilities and Shareholders’ Equity	$1,191,779	$1,165,781

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 2, 2010	April 3, 2009
	($ in thousands)
Operating activities:
Net income	$27,675	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,731	9,167
Gain on assets reclassified from held for sale status	(1,078)	—
Provision for excess inventory obsolescence	926	700
Stock-based compensation	7,401	5,661
Tax effect of stock options and awards exercised	—	(753)
Excess tax benefits received on exercise of stock-based awards	(55)	(68)
In-process research and development	—	(215)
Loss (gain) on sale of equipment	499	(30)
Other-than-temporary impairment losses	1,082	—
Deferred income taxes	—	(9,464)
Changes in operating assets and liabilities:
Trade receivables	(11,588)	6,186
Inventories	(24)	9,139
Prepaid expenses and other current assets	440	(265)
Trade payables and accrued liabilities	4,335	(11,530)
Income taxes	(726)	749
Other, net	130	2,244

Net cash provided by operating activities	36,748	13,899

Investing activities:
Proceeds from sales or maturity of short-term investments	13,000	—
Purchases of short-term investments	—	(13,624)
Acquisitions, net of cash received	(4,000)	(609)
Proceeds from sale of property, plant and equipment	52	30
Purchase of property, plant and equipment	(2,449)	(2,549)

Net cash provided by (used in) investing activities	6,603	(16,752)

Financing activities:
Proceeds from exercise of stock-based awards	3,314	1,587
Excess tax benefits received on exercise of stock-based awards	55	68
Dividends paid	(14,779)	(14,615)

Net cash used in financing activities	(11,410)	(12,960)

Effect of exchange rates on cash and cash equivalents	(468)	(2,193)

Net increase (decrease) in cash and cash equivalents	31,473	(18,006)
Cash and cash equivalents at the beginning of the period	347,667	215,625

Cash and cash equivalents at the end of the period	$379,140	$197,619

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) is a global designer and manufacturer of high-performance analog and mixed-signal integrated circuits (ICs) for applications in the high-end consumer, industrial, communications and computing electronics markets.

In our opinion, these unaudited interim condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 1, 2010 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in 2013. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth quarters.

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2—Comprehensive Income

	Quarter Ended
	April 2, 2010	April 3, 2009
	(in thousands)
Net income	$27,675	$2,378
Currency translation adjustments	(372)	(1,275)
Unrealized (loss) gain on available-for-sale investments, net of tax of $290 as of April 2, 2010 and $(16) as of April 3, 2009	(213)	215

Comprehensive income	$27,090	$1,318

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ($ and shares in thousands, except per share amounts):

	Quarter Ended
	April 2, 2010	April 3, 2009
Numerator:
Net income to common shareholders	$27,675	$2,378

Denominator:
Denominator for basic earnings per share-weighted average common shares	123,022	121,692
Effect of stock options and awards	345	200

Denominator for diluted earnings per share-adjusted weighted average common shares	123,367	121,892

Earnings per share
Basic	$0.22	$0.02

Diluted	$0.22	$0.02

Anti-dilutive shares not included in the above calculations
Awards	1,165	2,607

Options	14,063	16,215

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Quarter ended
	April 2, 2010	April 3, 2009
Range of expected volatilities	42.4 - 45.2%	46.5% - 51.1%
Weighted average volatility	42.9%	47.3%
Range of dividend yields	3.1 -3.4%	4.0 - 5.0%
Weighted average dividend yield	3.2%	4.0%
Range of risk-free interest rates	2.2 - 2.7%	3.1 - 4.1%
Weighted average risk free interest rate	2.5%	3.9%
Range of expected lives, in years	5.4 - 5.6	4.9 -5.7
Weighted average expected life, in years	5.4	5.5

Generally, our stock options vest 25% in the first year and quarterly thereafter over three or four years and have seven year contract lives.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 1, 2010	12,268	$19.18	3.7	2,528
Granted (1)	2,156	14.82	7.0	1,084
Performance adjustment	—	—	—	(47)
Exercised (2)	(196)	9.95	0.3	(488)
Canceled	(165)	21.14	2.6	(32)

Outstanding as of April 2, 2010	14,063	$18.61	4.5	3,045	$58.0	$41.9

Exercisable/vested as of April 2, 2010 (2)	7,211	$22.61	2.8	108	$5.6	—

Unexercisable/unvested as of April 2, 2010	6,852	$14.41	6.4	2,937	$52.3	$41.9

Number vested and expected (as of April 2, 2010) to ultimately vest	13,846	$18.68	4.5	1,904	$41.0

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended April 2, 2010		$4.40		$17.38	$8.75

Weighted average fair value per share of awards granted in the quarter ended April 3, 2009		$3.93		$11.99	$6.72

(1)	Stock awards granted in 2010 include 232,003 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Disclosures	Quarter ended April 2, 2010	Quarter ended April 3, 2009
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	246	272

Aggregate intrinsic value of stock options exercised	$0.9	$0.4

Impact on Financial Statements

	Quarter ended April 2, 2010	Quarter ended April 3, 2009
	(in thousands)
By income statement line item
Cost of revenue	$560	$633
Research and development	2,938	3,298
Selling, general and administrative	3,903	1,730

By stock plan
Stock options	$2,459	$4,487
Restricted and deferred stock awards	4,644	966
Employee stock purchase plan	298	208

	April 2, 2010	January 1, 2010
	(in millions)
Stock-based compensation capitalized in inventory	$0.7	$0.9

Performance-based Grants

As of April 2, 2010, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant.

April 2, 2010
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	616
Maximum PDSU shares that could be issued assuming the highest level of performance	917
PDSU shares expected to vest (1)	574

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

Investments designated as available for sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, in stockholders’ equity as a component of other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses, such as other-than-temporary losses on equity securities and the credit component of other-than-temporary losses on debt securities, are recorded in other-than-temporary impairment losses on the accompanying financial statements.

Investments designated as held to maturity (HTM) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

On April 3, 2009, we adopted Financial Accounting Standards Board (FASB) guidance that requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income (OCI) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures about other-than-temporary impairments of debt and equity securities. These standards were effective for periods ending after June 15, 2009 and did not change the recognition of other-than-temporary impairment for equity securities.

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the quarter ended April 2, 2010.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

			As of April 2, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments

U. S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1

Long-term Investments

Debt securities
Auction rate securities (AFS)	$79.4	$0.7	$17.7	$62.4	12-41

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			As of January 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments

U.S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	13.0	—	—	13.0	< 1

Total	$13.5	$—	$—	$13.5

Long-term Investments

Equity securities
Preferred shares (AFS)	$1.1	$0.6	$—	$1.7	N/A
Debt securities
Auction rate securities (AFS)	79.4	0.6	17.8	62.2	12-41

Total	$80.5	$1.2	$17.8	$63.9

We classify auction rate securities (ARS) and preferred equity securities as available for sale and record them at fair value. During the quarter ended April 2, 2010, we determined that certain of the equity securities had declines in value that were other-than-temporary and we recorded a $1.1 million impairment charge on the securities. During the year ended January 1, 2010, we recorded a $14.3 million impairment charge on ARS securities. The impairment charges are included in other-than-temporary impairment losses in the accompanying financial statements. The amortized cost of these securities is reduced by the recognized losses.

The preferred shares listed in the table above represent auction rate securities that were converted to preferred shares at the option of the issuer during the year ended January 2, 2009.

The following table presents a rollforward of the amount related to credit losses on debt securities recognized in earnings during the quarter ended April 2, 2010 (in millions).

AFS Debt Securities
Beginning balance as of January 1, 2010	$35.3
Credit losses recognized in earnings	—

Ending balance as of April 2, 2010	$35.3

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of April 2, 2010 and January 1, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
AFS securities as of April 2, 2010	$1.7	$(0.1)	$51.0	$(17.6)	$52.7	$(17.7)

AFS securities as of January 1, 2010	$4.0	$(0.1)	$51.0	$(17.7)	$55.0	$(17.8)

We have recorded a total net unrealized loss on investments of $17.0 million and a related deferred tax benefit of $5.9 million, for a net unrealized loss of $11.1 million in accumulated other comprehensive loss. We have concluded this decline in the fair value of these securities should not be recorded in earnings because:

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

	Quarter ended April 2, 2010	Quarter ended April 3, 2009
	(in thousands)
By income statement line item
Gain (loss) on deferred compensation investments, net	$340	$(242)

Selling, general and administrative	$326	$418

	April 2, 2010	January 1, 2010
	(in millions)
Deferred compensation assets (trading)	$11.0	$11.1

Deferred compensation liability	$11.1	$11.2

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

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1 – Quoted prices in active markets which are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

		Fair value as of April 2, 2010 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$11.0	$1.1	$9.9	$—
Available for sale securities	62.4	—	—	62.4
Held to maturity securities	0.5	0.5	—	—
Foreign exchange contracts	0.8	—	0.8	—

	$74.7	$1.6	$10.7	$62.4

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

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs as of April 2, 2010.

Level 3
(in millions)
Available for sale securities as of January 1, 2010	$63.9
Recognized losses	(1.1)
Unrealized losses	(0.4)

Available for sale securities as of April 2, 2010	$62.4

Recognized losses are included in other-than-temporary impairment loss in the statement of operations.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Inventories

Inventories are summarized below:

	April 2, 2010	January 1, 2010
	(in millions)
Finished products	$23.4	$23.0
Work in progress	52.9	54.1
Raw materials and supplies	4.0	4.1

Total inventories	$80.3	$81.2

Note 8—Acquisitions

On January 8, 2010, we acquired the business of Rock Semiconductor (“Rock”) for $4.5 million in cash. The purchase includes primarily intellectual property. Rock was a privately-held, fabless semiconductor company with technology leadership in highly integrated power management ICs.

On August 6, 2009, we acquired 100% of Quellan, Inc. (“Quellan”), a privately held leader in the design of high performance analog signal processing integrated circuits, for approximately $13.8 million in cash and contingent consideration of $3.3 million.

Acquisition related costs were approximately $0.9 million in the quarter ended April 2, 2010 and include acquisition costs for Rock and Quellan. We recorded no acquisition related expenses in the quarter ended April 3, 2009. Under the provisions of ASC 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded acquisition costs in selling, general and administrative expense in the accompanying consolidated financial statements.

The results of operations of all acquirees, which are immaterial individually and in the aggregate, are included in our condensed consolidated statements of operations from the respective dates of the acquisitions.

The preliminary allocation of the aggregate purchase price is summarized as follows:

	Purchases in 2010	Purchases in 2009
	(in millions)
Intangible assets:
Definite-lived: developed technologies	$2.3	$6.2
Definite-lived: other	—	2.7
Indefinite-lived: goodwill	2.2	1.2
Deferred tax assets	—	9.1
Other tangible net assets, excluding cash and cash equivalents	—	(2.1)

Total purchase price, net of cash and cash equivalents acquired	$4.5	$17.1

The definite-lived developed technology purchased will be amortized over a five-year or five and one-half-year life.

Other definite-lived intangible assets include backlog, customer relationships, and intellectual property. These assets have amortization lives ranging from six months to five years.

We are responsible for the preliminary and final valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased in-process research and development prior to January 2, 2009 was written off as of the time of acquisition and is shown as a separate line item in the accompanying consolidated statements of operations. The quarter ended April 3, 2009 includes a reversal of previously recorded in-process research and development related to acquisitions prior to January 2, 2009.

Certain acquisitions in 2008 and 2009 contain provisions in the purchase agreements for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $28.0 million, based on revenue earned through March 2011. We have a contingent liability of approximately $1.4 million

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the Quellan purchase. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration for acquisitions prior to January 2, 2009. The amount of the additional consideration, if any, that is earned based on the excess revenue provisions of the agreements for acquisitions prior to January 2, 2009 will be recorded as an increase in goodwill at the time the contingency is resolved.

Pro-forma financial information of the combined entities is not presented due to immateriality of the financial results of the acquired entities, individually and in the aggregate.

Note 9—Goodwill and Purchased Intangibles

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment (in millions):

Gross goodwill balance as of January 1, 2010	$1,469.4
Accumulated impairment charge	(1,154.7)
Purchase of Rock	2.2

Goodwill balance as of April 2, 2010	$316.9

We recorded an impairment loss of $1,154.7 million against our goodwill in 2008, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units. The adjusted carrying amount of goodwill is the new accounting basis.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2009, we had two reporting units for purposes of the analysis—analog and mixed signal and power management. The first step of the goodwill impairment test is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Goodwill as of April 2, 2010 was $316.9 million. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

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

	As of April 2, 2010		As of January 1, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$59.3	$39.3	$79.7	$59.6
Definite-lived: other	10.3	4.3	10.3	3.8

Total	$69.6	$43.6	$90.0	$63.4

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded amortization expense as follows:

	Quarter ended April 2, 2010	Quarter ended April 3, 2009
	(in thousands)
By income statement line item
Amortization of purchased intangibles	$2,881	$3,506

Cost of revenues	$31	$187

Expected amortization expense by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:

Fiscal year 2010	$10.4
Fiscal year 2011	7.3
Fiscal year 2012	6.1
Fiscal year 2013	3.4
Fiscal year 2014	1.6
Thereafter	0.1

Total expected amortization expense	$28.9

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

Note 10—Restructuring

During the year ended January 2, 2009, we initiated restructuring plans to reorganize certain operations, consolidate internal manufacturing facilities, and reduce our global workforce and other operating costs. During the quarter ended April 3, 2009, we recorded expenses of approximately $1.6 million for severance, lease exit, legal and professional costs. All current restructuring plans have been completed.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 1, 2010	$0.3
Severance payments	(0.3)

Liability balance as of April 2, 2010	$—

Note 11—Shareholders’ Equity

Dividends—In January 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.8 million on February 19, 2010 to shareholders of record as of the close of business on February 9, 2010. In April 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on May 21, 2010 to shareholders of record as of the close of business on May 11, 2010.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A Common Stock—Share activity for Class A common stock since January 1, 2010 (shares in thousands):

Quarter ended April 2, 2010
Balance as of January 1, 2010	122,816
Shares issued under stock plans	691

Balance as of April 2, 2010	123,507

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

Note 14—Income Taxes and Discontinued Operations

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of April 2, 2010	As of April 3, 2009
	(in millions)
Beginning balance (includes interest and penalties of $3.2 million as of January 1, 2010)	$32.4	$8.6
Increases related to current year tax positions	2.3	0.2
Decreases related to current year statute expirations	(1.2)	—

Ending balance (includes interest and penalties of $2.4 million as of April 2, 2010)	$33.5	$8.8

Our remaining significant UTB relates to both domestic and international tax matters. We are currently unable to estimate the amount of reserves that will reverse in the next 12 months.

Tax years from 2005 forward are under examination or remain subject to audit. The major tax jurisdictions in which we operate includes the United States, various individual states and several foreign nations.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Recent Accounting Pronouncements

FASB ASC 105-10, “Generally Accepted Accounting Principles” (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification))—In June 2009, the FASB issued the Codification, which was launched on July 1, 2009. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is currently effective and did not impact our condensed consolidated financial statements.

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 1 and Level 2 fair value measurements. ASU 2010-06 is currently effective, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for interim and annual reporting periods beginning after December 15, 2010. This statement will have no impact on our consolidated results, but will result in additional disclosures on fair value measurements.

Note 16—Subsequent Events

On March 22, 2010, Intersil entered into an Agreement and Plan of Merger to acquire Techwell, Inc. (“Techwell”), a semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance and automotive infotainment markets.

On April 27, 2010, we completed the acquisition of all of the outstanding shares of Techwell common stock, par value $0.001 per share, and the associated preferred stock purchase rights (together with the Techwell Common Stock, the “Shares”). The acquisition was structured as a two-step transaction, consisting of a tender offer by Intersil for the Shares at a price of $18.50 per share, without interest and less any applicable withholding or stock transfer taxes, followed by the merger of the Intersil and Techwell, with Techwell surviving as an indirect, wholly owned subsidiary of Intersil. Techwell’s common stock ceased to be traded on the NASDAQ Global Select Market on April 27, 2010.

Intersil issued debt of $300 million with a term of 6 years at a floating interest rate of approximately 5% to complete the transaction. The remainder of the purchase price was paid through corporate cash. Intersil also closed on a $75 million credit facility with a term of 3 and one-half years which bears a floating interest rate. We terminated our existing credit facility immediately prior to the Techwell acquisition. At this time, we have no immediate plans to draw on our credit facility.

The initial accounting for the acquisition is incomplete and information regarding allocation of the purchase price has not been determined.

We have evaluated subsequent events through the date these condensed consolidated financial statements were issued.

—End of Unaudited Condensed Consolidated Financial Statements—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements, including the notes thereto. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

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

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010.

Results of Operations

Statement of operations data and percentage of revenue for the periods indicated ($ in millions):

	Quarter ended		Quarter ended
	April 2, 2010	April 2, 2010 (% of revenue)	April 3, 2009	April 3, 2009 (% of revenue)
Revenue	$189.4	100.0%	$118.2	100.0%
Cost of revenue	82.5	43.6%	53.0	44.9%

Gross profit	106.9	56.4%	65.1	55.1%
Operating costs and expenses
Research and development	41.7	22.0%	32.8	27.7%
Selling, general and administrative	32.6	17.2%	25.8	21.9%
Amortization of purchased intangibles	2.9	1.5%	3.5	3.0%
In-process research and development credit	—	—%	(0.2)	(0.2)%
Restructuring and other related charges	—	—%	1.6	1.3%

Operating income	29.8	15.7%	1.7	1.4%
Gain (loss) on deferred compensation investments, net	0.3	0.2%	(0.2)	(0.2)%
Other-than-temporary impairment losses	(1.1)	(0.6)%	—	—%
Interest income, net	0.5	0.3%	1.4	1.2%

Income before income taxes	29.6	15.6%	2.9	2.5%
Income tax expense	1.9	0.1%	0.5	0.4%

Net income	$27.7	14.6%	$2.4	2.0%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter ended April 3, 2009 to conform to the presentation in the quarter ended April 2, 2010.

Revenue and Gross Profit

Revenue for the quarter ended April 2, 2010 increased $71.2 million or 60.2% to $189.4 million from $118.2 million during the quarter ended April 3, 2009. The increase in sales was broad based and driven by revenue increases from all end markets. Sales into the industrial, computing, communication and consumer end markets increased by 70%, 66%, 52% and 51%, respectively, from the first quarter of 2009.

Revenues by end market were as follows ($ in millions):

	Quarter ended April 2, 2010		Quarter ended April 3, 2009
		% of revenue		% of revenue
Computing	$61.2	32.3%	$36.8	31.2%
Communication	45.3	23.9%	29.9	25.2%
Industrial	45.2	23.9%	26.6	22.5%
Consumer	37.7	19.9%	24.9	21.1%

Total	$189.4	100.0%	$118.2	100.0%

In aggregate, a 65.2% increase in unit shipments increased net revenue from first quarter of 2009 levels by $77.1 million and average selling prices (ASPs) decreased 3.0%, decreasing revenues by $5.9 million. The trend of declining unit prices, which must be made up by higher unit volumes for sales growth, is normal for the semiconductor industry and we expect it to continue. These trend characteristics are not currently believed to be a material change in the demand or financial return characteristics for our products and are expected to continue into the future.

Geographically, revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	April 2, 2010	April 3, 2009
	(% of revenues)
Asia/Pacific	73%	70%
North America	18	20
Europe	9	10

Total	100%	100%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Taiwan, Singapore, Germany, Netherlands, Thailand, and Malaysia. Sales to customers in China, including Hong Kong, comprised approximately 47% of revenue, followed by the United States (17%) and South Korea (7%) during the quarter ended April 2, 2010. Two distributors that support a wide range of customers around the world accounted for 15% and 10% of our revenues in the quarter ended April 2, 2010. One original design manufacturer accounted for 9% of our revenues for the quarter ended April 2, 2010.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended April 2, 2010, gross profit increased $41.8 million or 64.1% to $106.9 million from $65.1 million during the quarter ended April 3, 2009. As a percentage of sales, gross margin was 56.4% during the quarter ended April 2, 2010 compared to 55.1% during the quarter ended April 3, 2009. The increase in gross margin was primarily due to increased sales and higher utilization of resources, as well as fluctuations caused by product sales mix changes at the product family level. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. We expect to continue to realize savings from our restructuring initiatives, higher utilizations and our conversion from gold to copper wire in many of our high volume products.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $8.9 million or 27.2% to $41.7 million during the quarter ended April 2, 2010 from $32.8 million during the quarter ended April 3, 2009. This increase was due primarily to new employees from acquisitions, incentive plans, and lower costs in the first quarter of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Selling, General and Administrative (SG&A)

SG&A costs primarily include salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs increased by $6.7 million or 26.1% to $32.6 million during the quarter ended April 2, 2010 from $25.8 million during the quarter ended April 3, 2009. This increase was due primarily to acquisition related costs, incentive plans, and lower costs in the first quarter of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $0.6 million or 17.8% to $2.9 million in the quarter ended April 2, 2010 from $3.5 million in the quarter ended April 3, 2009. The decrease resulted primarily from certain balances that became fully amortized, offset by the acquisitions of Quellan in the third quarter of 2009 and Rock in the first quarter of 2010. We expect amortization of current definite-lived intangible asset balances to remain essentially flat in the second quarter, declining gradually in 2010 as certain balances become fully amortized.

Restructuring

In fiscal year 2008, we implemented plans to consolidate our internal foundries, reduce the related workforce and reduce our world-wide workforce by approximately 9%, resulting in an estimated combined annual cost savings between $12 million and $14 million. We recorded no restructuring related charges in the quarter ended April 2, 2010 compared to $1.6 million in the quarter ended April 3, 2009 for employee severance, facility consolidation and other costs associated with our restructuring plans. All current restructuring plans have been completed and we have no remaining restructuring liability.

Gain (loss) on Deferred Compensation Investments, Net

We have a liability for a qualified deferred compensation plan. We maintain a portfolio of approximately $11.0 million of investments under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on investments and changes in the fair value of the liability are recorded as a component of compensation expense in selling, general and administrative expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended April 2, 2010, we recorded a gain on deferred compensation investments of $0.3 million and an increase in selling, general and administrative expense of $0.3 million.

Other-Than-Temporary Impairment Losses

During the quarter ended April 2, 2010, we recorded an impairment charge of $1.1 million, before taxes, on certain preferred equity securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income, net

Net interest income decreased to $0.5 million during the quarter ended April 2, 2010, from $1.4 million during the quarter ended April 3, 2009. The decrease is attributable to declining interest rates when compared to the same period last year.

Income Tax

Income tax expense for the quarter ended April 2, 2010 was $1.9 million or 6.5% of income before taxes compared with $0.5 million or 18.1% of income before taxes for the quarter ended April 3, 2009. The quarter ended April 2, 2010 included a one-time discrete benefit resulting from the donation of our Fab facilities in Palm Bay, offset by the expiration of the research tax credit. Excluding these items, the effective tax rate on income was further reduced by a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 18%-20% in future quarters.

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

We had a six-month backlog as of April 2, 2010 of $165.1 million compared to a six-month backlog of $157.4 million as of January 1, 2010 and of $126.9 million as of April 3, 2009. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On April 21, 2010, we announced our outlook for the second quarter of 2010. With a positive book-to-bill in the first quarter and increasing backlog, we expected to see sequential growth in the second quarter. At that time, we expected revenue to increase to $200 million to $208 million. We expected GAAP earnings per diluted share of approximately $0.23 to $0.26. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K furnished on April 21, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 1, 2010. As of April 2, 2010, we had committed to purchase $31.5 million of inventory from suppliers.

Certain acquisitions in 2008 and 2009 contain provisions in the purchase agreements for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained. The maximum payout under these provisions is $28.0 million, based on revenue earned through March 2011. We have a contingent liability of approximately $1.4 million related to the Quellan purchase. Due to the uncertainty of revenue in excess of the base amounts, we have not accrued any amount for additional consideration for acquisitions prior to January 2, 2009.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program and potential future acquisitions or strategic investments. As of April 2, 2010, our total shareholders’ equity was $1.1 billion. At that date, we had $379.6 million in cash and short-term investments. We had no debt outstanding.

We have $62.4 million in long-term investments, primarily auction rate securities. These securities are composed of approximately $34.6 million of insurance related securities, $9.0 million of corporate credit securities, and $18.8 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 181 basis points above one month LIBOR.

On October 17, 2008, we established a $75 million revolving credit facility with Bank of America, N.A. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line. We are currently in compliance with all covenants under the agreement.

Our primary sources and uses of cash during the quarters ended April 2, 2010 and April 3, 2009 were as follows:

	Quarter ended
	April 2, 2010	April 3, 2009
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$37	$14
Proceeds from exercise of compensatory stock plans, including tax benefits	3	2

	$40	$16

Uses of Cash
Business improvement investments
Business acquisitions, net	$(4)	$(1)
Capital expenditures, net of sale proceeds	(2)	(2)

	$(6)	$(3)

Returned to shareholders
Dividends paid	(15)	(15)

	$(15)	$(15)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$12	$(16)

Net increase (decrease) in cash and cash equivalents	$31	$(18)

For the quarter ended April 2, 2010, our primary sources of cash were $40 million compared to $16 million in the quarter ended April 3, 2009, an increase of $24 million. We used approximately $2 million for capital expenditures and $4 million for the Rock acquisition. We returned $15 million to shareholders in the form of dividends. Investment balances were decreased by $12 million in the quarter ended April 2, 2010 compared to an increase of $16 million during the quarter ended April 3, 2009, resulting in net cash provided of $31 million overall.

We strive to constantly improve the cash flows from our existing business activities and return the majority of that cash flow to shareholders. We maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, debt, stock or any combination thereof may be issued to fund additional acquisitions to improve our business.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $11.6 million to $85.2 million as of April 2, 2010 from $73.6 million as of January 1, 2010. This increase primarily reflects the increased sales in the past quarter compared to the fourth quarter of 2009. Inventories, net of reserves, decreased by $0.9 million to $80.3 million as of April 2, 2010 from $81.2 million as of January 1, 2010.

Capital Expenditures

Capital expenditures were $2.4 million for the quarter ended April 2, 2010 and $2.5 million for the quarter ended April 3, 2009. We anticipate capital expenditures will increase beginning in the second quarter of 2010 as we begin to invest in expanded capacity to meet growing sales demand.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the quarter ended April 2, 2010, cash flow from exercises of stock options and related tax benefits and sales under our ESPP increased to approximately $3.4 million as compared with $1.6 million in the quarter ended April 3, 2009. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Dividends

In January 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on February 19, 2010 to shareholders of record as of the close of business on February 9, 2010. In April 2010, our Board of Directors also declared a dividend of $0.12 per share, to be paid on May 21, 2010 to shareholders of record as of the close of business on May 11, 2010.

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

Our cash equivalents and short-term investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Our investments are primarily held in money market funds and auction rate securities (ARS). Some of these investments are insured for credit risk. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. See Note 5 to our unaudited condensed consolidated financial statements for additional quantitative and qualitative details.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2009 Annual Report on Form 10-K filed with the SEC on March 2, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 2, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of April 2, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against Intersil during the quarter ended April 2, 2010, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2009 Annual Report on Form 10-K filed with the SEC on March 2, 2010 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, filed with the SEC on March 2, 2010, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/S/ JONATHAN A. KENNEDY
Jonathan A. Kennedy
Chief Financial Officer

Date: May 7, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005.

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009)

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10	Office Lease dated March 1, 2010 between MRTP, LLC and Intersil Corporation.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.