Form 10-Q/A
period 2010-04-02
INTERSIL CORP/DE
filed 2010-05-18
CIK 1096325

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

INTERSIL CORPORATION

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed solely to correct a typographical error regarding backlog of open orders contained within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Intersil Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010 filed with the Securities and Exchange Commission on May 7, 2010. All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing.

The Form 10-Q incorrectly stated that we had a six-month backlog as of April 2, 2010 of $165.1 million compared to a six-month backlog of $157.4 million as of January 1, 2010 and of $126.9 million as of April 3, 2009. The correct six-month backlog as of April 2, 2010 was $196.8 million. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

PART I. FINANCIAL INFORMATION

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

Results of Operations

Statement of operations data and percentage of revenue for the periods indicated ($ in millions):

	Quarter ended		Quarter ended
	April 2, 2010	April 2, 2010 (% of revenue)	April 3, 2009	April 3, 2009 (% of revenue)
Revenue	$189.4	100.0%	$118.2	100.0%
Cost of revenue	82.5	43.6%	53.0	44.9%

Gross profit	106.9	56.4%	65.1	55.1%
Operating costs and expenses
Research and development	41.7	22.0%	32.8	27.7%
Selling, general and administrative	32.6	17.2%	25.8	21.9%
Amortization of purchased intangibles	2.9	1.5%	3.5	3.0%
In-process research and development credit	—	—%	(0.2)	(0.2%)
Restructuring and other related charges	—	—%	1.6	1.3%

Operating income	29.8	15.7%	1.7	1.4%
Gain (loss) on deferred compensation investments, net	0.3	0.2%	(0.2)	(0.2%)
Other-than-temporary impairment losses	(1.1)	(0.6%)	—	—%
Interest income, net	0.5	0.3%	1.4	1.2%

Income before income taxes	29.6	15.6%	2.9	2.5%
Income tax expense	1.9	0.1%	0.5	0.4%

Net income	$27.7	14.6%	$2.4	2.0%

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

We had a six-month backlog as of April 2, 2010 of $196.8 million compared to a six-month backlog of $157.4 million as of January 1, 2010 and of $126.9 million as of April 3, 2009. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

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

PART II. OTHER INFORMATION

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

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: May 17, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10	Office Lease dated March 1, 2010 between MRTP, LLC and Intersil Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q, filed May 7, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.