Form 10-Q
period 2010-07-02
INTERSIL CORP/DE
filed 2010-08-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 30, 2010:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	123,824,431

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	($ in thousands, except per share data)
Revenue	$219,895	$147,280	$409,281	$265,451
Cost of revenue	91,671	67,510	174,131	120,533

Gross profit	128,224	79,770	235,150	144,918

Operating costs and expenses:
Research and development	47,205	37,039	88,879	69,803
Selling, general and administrative	35,604	29,780	67,192	55,601
Amortization of purchased intangibles	8,095	3,406	10,976	6,912
Acquisition related costs	6,531	—	7,497	—
In-process research and development credit	—	—	—	(215)
Restructuring and other related charges (credits)	7	379	(3)	1,941

Operating income	30,782	9,166	60,609	10,876
Gain (loss) on deferred compensation investments, net	(262)	1,070	77	828
Other-than-temporary impairment losses	(99)	—	(1,181)	—
Interest income	846	1,487	1,545	3,064
Interest expense and fees	(3,205)	(96)	(3,379)	(237)

Income before income taxes	28,062	11,627	57,671	14,531
Income tax expense	87,466	5,396	89,401	5,922

Net (loss) income	$(59,404)	$6,231	$(31,730)	$8,609

(Loss) earnings per share:
Basic	$(0.48)	$0.05	$(0.26)	$0.07

Diluted	$(0.48)	$0.05	$(0.26)	$0.07

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Weighted average common shares outstanding (in millions):
Basic	123.7	122.2	123.4	122.0

Diluted	123.7	122.2	123.4	122.1

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2010	January 1, 2010
	($ in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$339,486	$347,667
Short-term investments	—	13,498
Trade receivables, net of allowances ($6,709 as of July 2, 2010 and $8,463 as of January 1, 2010)	102,937	73,633
Inventories	95,860	81,236
Prepaid expenses and other current assets	14,906	9,403
Deferred income tax asset	27,379	27,379

Total Current Assets	580,568	552,816

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($197,243 as of July 2, 2010 and $193,348 as of January 1, 2010)	99,955	102,251
Purchased intangibles, net of accumulated amortization ($51,655 as of July 2, 2010 and $63,334 as of January 1, 2010)	155,701	26,627
Goodwill	560,219	314,676
Long-term investments	72,531	63,937
Deferred income tax asset	43,878	90,975
Other	76,355	14,499

Total Non-current Assets	1,008,639	612,965

Total Assets	$1,589,207	$1,165,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$44,996	$31,496
Accrued compensation	44,501	34,433
Deferred net revenue	14,752	9,687
Other accrued expenses	22,312	24,273
Non-income taxes payable	7,630	4,104
Income taxes payable	159,563	30,702
Long-term debt – current portion	3,000	—

Total Current Liabilities	296,754	134,695

Non-Current Liabilities
Long-term debt	297,000	—

Total Non-Current Liabilities	297,000	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 123,802,592 shares issued and outstanding as of July 2, 2010 and 122,816,221 shares issued and outstanding as of January 1, 2010, respectively	1,238	1,228
Additional paid-in capital	1,753,909	1,764,046
Accumulated deficit	(757,428)	(725,697)
Accumulated other comprehensive loss	(2,266)	(8,491)

Total Shareholders’ Equity	995,453	1,031,086

Total Liabilities and Shareholders’ Equity	$1,589,207	$1,165,781

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	July 2, 2010	July 3, 2009
	($ in thousands)
Operating activities:
Net (loss) income	$(31,730)	$8,609
Adjustments to reconcile net(loss) income to net cash provided by operating activities:
Depreciation and amortization	21,137	17,800
Gain on assets reclassified from held for sale status	(1,078)	—
Impairment of assets held for sale	—	1,018
Provision for excess inventory obsolescence	1,931	4,438
Equity-based compensation	14,721	14,046
Tax effect of stock options and awards exercised	—	(379)
Excess tax benefits received on exercise of equity-based awards	(70)	(101)
In-process research and development	—	(215)
Loss (gain) on sale of equipment	498	(30)
Other-than-temporary impairment losses	1,181	—
Deferred income taxes	—	(11,992)
Changes in operating assets and liabilities:
Trade receivables	(28,368)	(3,489)
Inventories	(2,356)	10,307
Prepaid expenses and other current assets	(3,751)	(515)
Trade payables and accrued liabilities	13,672	(2,248)
Income taxes	128,156	7,433
Other, net	(49,867)	515

Net cash provided by operating activities	64,076	45,197

Investing activities:
Proceeds from sales or maturity of short-term investments	43,033	16,964
Purchases of short-term investments	(2,106)	(13,624)
Proceeds from issuer calls of long-term investments	45,635	—
Purchases of long-term investments	(8,737)	—
Acquisitions, net of cash received	(403,491)	(609)
Proceeds from sale of property, plant and equipment	52	30
Purchase of property, plant and equipment	(6,768)	(3,816)

Net cash used in investing activities	(332,382)	(1,055)

Financing activities:
Proceeds from exercise of equity-based awards	3,608	1,381
Proceeds from issuance of long-term debt	300,000	—
Debt issuance costs	(10,751)	—
Credit facility commitment fee	(1,125)	—
Excess tax benefits received on exercise of equity-based awards	70	101
Dividends paid	(30,101)	(29,595)

Net cash provided by (used in) financing activities	261,701	(28,113)

Effect of exchange rates on cash and cash equivalents	(1,576)	(1,101)

Net (decrease) increase in cash and cash equivalents	(8,181)	14,928
Cash and cash equivalents at the beginning of the period	347,667	215,625

Cash and cash equivalents at the end of the period	$339,486	$230,553

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

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

Note 2—Investments

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

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the quarter ended July 2, 2010.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of July 2, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Long-term Investments

Debt securities
Auction rate securities (AFS)	$79.3	$6.5	$14.3	$71.5	12-41
Federal agency debt	$1.0	$—	$—	$1.0	2

Total	$80.3	$6.5	$14.3	$72.5

	As of January 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
U.S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	13.0	—	—	13.0	< 1

Total	$13.5	$—	$—	$13.5

Long-term Investments

Equity securities
Preferred shares (AFS)	$1.1	$0.6	$—	$1.7	N/A
Debt securities
Auction rate securities (AFS)	79.4	0.6	17.8	62.2	12-41

Total	$80.5	$1.2	$17.8	$63.9

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

The following table presents a rollforward of the amount related to credit losses on debt securities recognized in earnings during the two quarters ended July 2, 2010 (in millions).

AFS Debt Securities
Beginning balance as of January 1, 2010	$35.3
Credit losses recognized in earnings	—

Ending balance as of July 2, 2010	$35.3

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of July 2, 2010 and January 1, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

AFS securities as of July 2, 2010	$—	$—	$48.6	$(14.3)	$48.6	$(14.3)

AFS securities as of January 1, 2010	$4.0	$(0.1)	$51.0	$(17.7)	$55.0	$(17.8)

We have recorded a total net unrealized loss on investments of $7.8 million and a related deferred tax benefit of $3.7 million, for a net unrealized loss of $4.1 million in accumulated other comprehensive loss. We have concluded this decline in the fair value of these securities should not be recorded in earnings because:

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

	Quarter ended July 2, 2010	Quarter ended July 3, 2009	Two quarters ended July 2, 2010	Two quarters ended July 3, 2009
By income statement line item	(in thousands)
(Loss) gain on deferred compensation investments, net	$(262)	$1,070	$77	$828

Selling, general and administrative (benefit) expense	$(180)	$1,244	$146	$826

	July 2, 2010	January 1, 2010
	(in millions)
Deferred compensation assets (trading)	$10.9	$11.1

Deferred compensation liability	$11.1	$11.2

Note 3—Fair Value Measurements

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

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels.

	Fair value as of July 2, 2010 using (in millions):
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$10.9	$1.3	$9.6	$—
Available for sale securities	72.5	1.0	—	71.5
Foreign exchange contracts	1.3	—	1.3	—

	$84.7	$2.3	$10.9	$71.5

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

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs as of July 2, 2010.

Level 3
(in millions)
Available for sale securities as of January 1, 2010	$63.9
Recognized losses	(1.1)
Unrealized gains	8.7

Available for sale securities as of July 2, 2010	$71.5

Recognized losses are included in loss on certain investments in the statement of operations.

Note 4—Inventories

Inventories are summarized below:

	July 2, 2010	January 1, 2010
	(in millions)
Finished products	$36.3	$23.0
Work in progress	55.2	54.1
Raw materials and supplies	4.4	4.1

Total inventories	$95.9	$81.2

Note 5—Acquisitions

On April 27, 2010, we completed the acquisition of Techwell, Inc. (“Techwell”), a semiconductor company that designs, markets and sells mixed signal integrated circuits for multiple video applications in the security surveillance and automotive infotainment markets. Techwell’s team and products will expand our leadership in two high-growth industrial markets and will help our customers build solutions that improve performance, reduce overall cost and shorten time-to-market. The acquisition will significantly increase our overall industrial business, while delivering a broader product offering to Techwell’s customers and creating numerous new product opportunities for Intersil’s customers.

We acquired all of the outstanding shares of Techwell common stock, par value $0.001 per share, and the associated preferred stock purchase rights (together with the Techwell Common Stock, the “Shares”). The acquisition was structured as a two-step transaction, consisting of a tender offer by Intersil for the Shares at a price of $18.50 per share, without interest and less any applicable withholding or stock transfer taxes, followed by the merger of an indirect, wholly owned subsidiary of Intersil and Techwell, with Techwell surviving as an indirect, wholly owned subsidiary of Intersil. Techwell’s common stock ceased to be traded on the NASDAQ Global Select Market on April 27, 2010.

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

On August 6, 2009, we acquired Quellan, Inc. (“Quellan”), a privately held leader in the design of high performance analog signal processing integrated circuits, for approximately $13.8 million in cash and contingent consideration of $3.3 million.

Acquisition related costs were approximately $6.5 million and $7.5 million in the quarter and two quarters ended July 2, 2010. We recorded no acquisition related expenses in the two quarters ended July 3, 2009. Under the provisions of ASC 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded acquisition costs in the accompanying condensed consolidated financial statements.

The results of operations of all acquirees are included in our consolidated statements of operations from the respective dates of the acquisitions.

The preliminary allocation of the aggregate purchase price is summarized as follows:

	Techwell	Rock	Quellan
	(in millions)
Intangible assets:
Definite-lived: developed technologies	$89.7	$2.3	$6.2
Definite-lived: other	48.1	—	2.7
Indefinite-lived: goodwill	243.3	2.2	1.2
Deferred tax liabilities	(45.2)	—	9.1
Other tangible net assets, excluding cash and cash equivalents	65.5	—	(2.1)

Total purchase price, net of cash and cash equivalents acquired	$401.4	$4.5	$17.1

The above allocations related to Techwell are preliminary pending additional information regarding tax issues.

The definite-lived developed technology purchased will be amortized over a five to eight year life. Other definite-lived intangible assets include backlog, customer relationships, in-process research and development and intellectual property. These assets have amortization lives ranging from six months to seven years.

None of the acquired goodwill will be deducted for tax purposes. We are responsible for the preliminary and final valuation estimates.

Certain acquisitions in 2008 and 2009 contained provisions in the purchase agreements for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained within a specified post close period. Under these provisions, we expect to pay approximately $1.5 million additional consideration to the former shareholders of Zilker, Inc. based on revenues through July 2, 2010. The amount of the additional consideration will be recorded as an increase in goodwill at the time the contingency is resolved. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011.

Pro forma financial information of the combined entities is not presented for Quellan and Rock due to immateriality of the financial results of the acquired entities, individually and in the aggregate. Pro forma combined financial information for Techwell and Intersil as if the acquisition had been consummated as of the beginning of the respective periods is as follows:

	Quarter ended July 2, 2010	Quarter ended July 3, 2009	Two quarters ended July 2, 2010	Two quarters ended July 3, 2009
	(in thousands)
Revenue	$226,578	$159,318	$436,096	$287,828

Net loss	$(52,578)	$(4,072)	$(30,474)	$(18,812)

The pro forma net loss amounts above are adjusted for transactions directly attributable to the acquisition. Acquisition related costs for both Techwell and Intersil are excluded from net loss and amortization of purchased intangibles, cost of revenue adjustments, interest expense and fees, and related tax effects are adjusted as if the acquisition occurred January 3, 2009.

Note 6 – Goodwill and Purchased Intangibles

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment (in millions):

Gross goodwill balance as of January 1, 2010	$1,469.4
Accumulated impairment charge (recorded in 2008)	(1,154.7)
Purchase of Rock	2.2
Purchase of Techwell	243.3

Goodwill balance as of July 2, 2010	$560.2

We recorded an impairment loss of $1,154.7 million against our goodwill in 2008, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units. The adjusted carrying amount of goodwill is the new accounting basis.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2009, we had two reporting units for purposes of the analysis—analog & mixed signal and power management. The first step of the goodwill impairment test is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Goodwill as of July 2, 2010 was $560.2 million. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which has estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	As of July 2, 2010		As of January 1, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$149.0	$44.3	$79.7	$59.6
Definite-lived: other	58.3	7.4	10.3	3.8

Total	$207.3	$51.7	$90.0	$63.4

We recorded amortization expense as follows:

	Quarter ended July 2, 2010	Quarter ended July 3, 2009	Two quarters ended July 2, 2010	Two quarters ended July 3, 2009
By income statement line item	(in thousands)
Amortization of purchased intangibles	$8,095	$3,406	$10,976	$6,912

Cost of revenues	$—	$102	$31	$289

Expected amortization expense by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2010	$27.7
Fiscal year 2011	28.9
Fiscal year 2012	27.7
Fiscal year 2013	25.0
Fiscal year 2014	23.3
Thereafter	34.0

Total expected amortization expense	$166.6

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

Note 7—Restructuring

During the year ended January 2, 2009, we initiated restructuring plans to reorganize certain operations, consolidate internal manufacturing facilities, and reduce our global workforce and other operating costs. During the two quarters ended July 3, 2009, we recorded expenses of approximately $1.9 million for severance, lease exit, legal and professional costs. All current restructuring plans have been completed.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 1, 2010	$0.3
Severance payments	(0.3)

Liability balance as of July 2, 2010	$—

Note 8—Income Taxes and Discontinued Operations

The table below summarizes activity in unrecognized tax benefits (UTB’s) resulting from uncertain tax positions:

	As of July 2, 2010	As of July 3, 2009
	(in millions)
Beginning balance (includes interest and penalties of $3.2 million as of January 1, 2010)	$32.4	$8.6
Increases related to current year tax positions	57.1	0.2
Increases related to prior year tax positions	76.0	—
Decreases related to lapses of statutes of limitations	(1.2)	—

Ending balance (includes interest and penalties of $20.2 million as of July 2, 2010)	$164.3	$8.8

Increases to current year tax positions relate primarily to a deferred charge required for the integration of Techwell. This deferred charge will be amortized through tax expense over a period of 15 years with little impact on the effective tax rate for the year ending December 31, 2010.

Increases to prior year tax positions relate primarily to a reserve established at the completion of field work on a tax audit for tax years 2005 forward. While the audit covered a number of different issues, the reserve is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We have now entered the appeals phase of the audit.

We are currently unable to estimate the amount of reserves that will reverse in the next 12 months. The major tax jurisdictions in which we operate include the United States, various individual states and several foreign nations.

Note 9—Long-Term Debt

In April 2010, we entered into a $300.0 million bank term loan which matures April 2016 and bears interest at 3.25% over LIBOR subject to a LIBOR floor of 1.50%. We are required to make quarterly principal payments equal to 0.25% of the original loan amount. Accordingly, $3.0 million of the term loan is classified as a current liability. Interest is payable upon the expiration of the LIBOR term elected, not to exceed six months The loan agreement contains certain covenants that require compliance with certain leverage and fixed charge coverage ratios based on the trailing twelve months of performance. The first date on which compliance with applicable covenants is determined will be September 30, 2010.

The aggregate annual maturities of long-term debt as of July 2, 2010 are presented in the following table (in millions):

To be recognized in:
Fiscal year 2010	$1.5
Fiscal year 2011	2.3
Fiscal year 2012	3.0
Fiscal year 2013	3.7
Fiscal year 2014	3.0
Thereafter	286.5

Total expected maturities	$300.0

Note 10—Shareholders’ Equity

Dividends—In April 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.8 million on May 21, 2010 to shareholders of record as of the close of business on May 11, 2010. In July 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 20, 2010 to shareholders of record as of the close of business on August 10, 2010.

Class A Common Stock—Share activity for Class A common stock since January 1, 2010 (shares in thousands):

Two quarters ended July 2, 2010
Balance as of January 1, 2010	122,816
Shares issued under stock plans	987

Balance as of July 2, 2010	123,803

Note 11— Comprehensive Income

	Quarter ended		Two quarters ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(in thousands)
Net (loss) income	$(59,404)	$6,231	$(31,730)	$8,609
Unrealized gain on available-for-sale investments	9,180	3,035	8,677	3,266
Tax effect	(2,157)	(436)	(1,867)	(452)
Currency translation adjustments	(214)	775	(586)	(500)

Comprehensive (loss) income	$(52,595)	$9,605	$(25,506)	$10,923

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 12—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ($ and shares in thousands, except per share amounts):

	Quarter ended		Two quarters ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Numerator:
Net (loss) income to common shareholders	$(59,404)	$6,231	$(31,730)	$8,609

Denominator:
Denominator for basic earnings per share-weighted average common shares	123,735	122,231	123,379	121,961
Effect of stock options and awards	—	—	—	100

Denominator for diluted earnings per share adjusted—weighted average common shares	123,735	122,231	123,379	122,061

Earnings per share
Basic	$(0.48)	$0.05	$(0.26)	$0.07

Diluted	$(0.48)	$0.05	$(0.26)	$0.07

Anti-dilutive shares not included in the above calculations
Awards	4,653	2,612	4,653	2,610

Options	13,653	16,668	13,653	16,442

Note 13—Equity-Based Compensation

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Two quarters ended
	July 2, 2010	July 3, 2009
Range of expected volatilities	42.4 - 46.0%	42.7% - 51.1%
Weighted average volatility	43.0%	47.1%
Range of dividend yields	3.1 - 4.0%	3.7-5.0%
Weighted average dividend yield	3.3%	4.0%
Range of risk-free interest rates	1.0 - 2.7%	3.1 - 5.3%
Weighted average risk free interest rate	2.5%	4.0%
Range of expected lives, in years	1.3 - 5.6	4.9 - 5.7
Weighted average expected life, in years	5.4	5.5

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 1, 2010	12,268	$19.18	3.7	2,528
Granted (1) (3)	2,327	14.66	6.9	2,977
Performance adjustment	—	—	—	(47)
Exercised (2)	(303)	11.22	0.7	(655)
Canceled	(548)	22.46	2.0	(111)

Outstanding as of July 2, 2010	13,744	$18.46	4.4	4,692	$58.8	$66.8

Exercisable/vested as of July 2, 2010 (2)	7,194	$22.31	2.7	110	$3.1	—

Unexercisable/unvested as of July 2, 2010	6,550	$14.22	6.2	4,582	$55.7	$66.8

Number vested and expected (as of July 2, 2010) to ultimately vest	13,528	$18.52	4.3	2,699	$34.8

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended July 2, 2010		$4.39		$16.24	$11.04

Weighted average fair value per share of awards granted in the quarter ended July 3, 2009		$3.92		$11.99	$6.68

(1)	Stock awards granted in 2010 include 232,003 performance-based grants. See Performance-based Grants section below.
(2)	Exercisable awards have reached full vested status.
(3)	Includes approximately 23,000 option shares and 1.5 million award shares issued in the Techwill acquisition.

Additional Disclosures	Two quarters ended July 2, 2010	Two quarters ended July 3, 2009
	($ in millions, share data in thousands)

Shares issued under the employee stock purchase plan	246	272

Aggregate intrinsic value of stock options exercised	$1.2	$0.6

Impact on Financial Statements

	Quarter ended July 2, 2010	Quarter ended July 3, 2009	Two quarters ended July 2, 2010	Two quarters ended July 3, 2009
	(in thousands)
By income statement line item
Cost of revenue	$476	$674	$1,035	$1,307
Research and development	4,074	3,134	7,013	6,432
Selling, general and administrative	2,770	4,577	6,673	6,307

By stock plan
Stock options	$3,089	$4,183	$5,548	$8,669
Restricted and deferred stock awards	3,946	3,968	8,590	4,934
Employee stock purchase plan	285	234	583	443

	July 2, 2010	January 1, 2010
	(in millions)

Equity-based compensation capitalized in inventory	$0.6	$0.9

Performance-based Grants

As of July 2, 2010, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant.

July 2, 2010
(in thousands)

Performance-based deferred stock units (PDSU) outstanding	833
Maximum PDSU shares that could be issued assuming the highest level of performance	1,130
PDSU shares expected to vest (1)	565

(1) We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 14—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 15—Legal Matters and Indemnifications

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

Note 16— Recent Accounting Pronouncements

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

Note 17—Subsequent Events

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

Results of Operations

Statement of operations data and percentage of revenue for the periods:

	Quarter ended		Two quarters ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.7%	45.8%	42.5%	45.4%

Gross profit	58.3%	54.2%	57.5%	54.6%
Operating costs and expenses
Research and development	21.5%	25.2%	21.7%	26.3%
Selling, general and administrative	16.2%	20.2%	16.4%	21.0%
Amortization of purchased intangibles	3.7%	2.3%	2.7%	2.6%
Acquisition related costs	3.0%	—%	1.8%	—%
In-process research and development credit	—%	—%	—%	(0.1%)
Restructuring and other related charges	—%	0.3%	—%	0.7%

Operating income	14.0%	6.2%	14.8%	4.1%
(Loss) gain on investments, net	(0.1%)	0.7%	—%	0.3%
Other-than-temporary impairment losses	—%	—%	(0.3%)	—%
Interest income	0.4%	1.0%	0.4%	1.2%
Interest expense and fees	(1.5%)	(0.1%)	(0.8%)	(0.1%)

Income before income taxes	12.8%	7.9%	14.1%	5.5%
Income tax expense	39.8%	3.7%	21.9%	2.2%

Net (loss) income	(27.0%)	4.2%	(7.8%)	3.3%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended July 3, 2009 to conform to the presentation in the quarter(s) ended July 2, 2010.

Revenue and Gross Profit

Revenue for the quarter ended July 2, 2010 increased $72.6 million or 49.3% to $219.9 million from $147.3 million during the quarter ended July 3, 2009. The increase in sales was broad based and driven by recent acquisitions and revenue increases from all end markets. Sales into the industrial, communication, consumer and computing end markets increased by 150%, 61%, 22% and 8%, respectively, from the second quarter of 2009.

Revenues by end market were as follows ($ in millions):

	Quarter ended July 2, 2010		Quarter ended July 3, 2009
		% of revenue		% of revenue
Industrial	$69.8	31.7%	$27.9	19.0%
Computing	55.8	25.4%	51.7	35.0%
Communication	48.3	22.0%	30.1	20.4%
Consumer	46.0	20.9%	37.6	25.6%

Total	$219.9	100.0%	$147.3	100.0%

In aggregate, a 36.6% increase in unit shipments increased net revenue from second quarter of 2009 levels by $53.9 million and average selling prices (ASPs) increased 9.3%, increasing revenues by $18.7 million. ASPs in the current period increased due to the addition of Techwell sales at higher ASPs. Declining sales prices at the product level has occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASP’s are expected to continue into the future.

Revenue for the two quarters ended July 2, 2010 increased $143.8 million or 54.2% to $409.3 million from $265.5 million during the two quarters ended July 3, 2009. The increase in sales was broad based and driven by recent acquisitions and revenue increases from all end markets. Sales into the industrial, communication, consumer and computing end markets increased by 111%, 56%, 34% and 32%, respectively, from the first two quarters of 2009.

Revenues by end market were as follows ($ in millions):

	Two quarters ended July 2, 2010		Two quarters ended July 3, 2009
		% of revenue		% of revenue
Industrial	$115.0	28.1%	$54.5	20.5%
Computing	117.0	28.6%	88.5	33.3%
Communication	93.6	22.9%	59.9	22.6%
Consumer	83.7	20.4%	62.6	23.6%

Total	$409.3	100.0%	$265.5	100.0%

In aggregate, a 48.8% increase in unit shipments increased net revenue from first two quarters of 2010 levels by $129.6 million and average selling prices (ASPs) increased 3.6%, increasing revenues by $14.2 million. ASPs in the current period increased due to the addition of Techwell sales at higher ASPs.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	July 2, 2010	July 3, 2009
	(% of revenues)
Asia/Pacific	74%	74%
North America	18	18
Europe and other	8	8

Total	100%	100%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Netherlands, Thailand, and Italy. Sales to customers in China, including Hong Kong, comprised approximately 47% of revenue, followed by the United States (17%) and South Korea (8%) during the two quarters ended July 2, 2010. Two distributors that support a wide range of customers around the world accounted for 12% and 9% of our revenues in the two quarters ended July 2, 2010. One original design manufacturer accounted for 9% of our revenues for the two quarters ended July 2, 2010.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended July 2, 2010, gross profit increased $48.5 million or 60.7% to $128.2 million from $79.8 million during the quarter ended July 3, 2009. As a percentage of sales, gross margin was 58.3% during the quarter ended July 2, 2010 compared to 54.2% during the quarter ended July 3, 2009. The increase in gross margin was primarily due to growth in our higher margin industrial end market, higher utilization of resources as sales continue to grow and fluctuations caused by product sales mix changes at the product family level. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

During the two quarters ended July 2, 2010, gross profit increased $90.2 million or 62.3% to $235.2 million from $144.9 million during the two quarters ended July 3, 2009. As a percentage of sales, gross margin was 57.5% during the two quarters ended July 2, 2010 compared to 54.6% during the two quarters ended July 3, 2009. The increase in gross margin was primarily due to growth in our higher margin industrial end market, higher utilization of resources as sales continue to grow and fluctuations caused by product sales mix changes at the product family level.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $10.2 million or 27.4% to $47.2 million during the quarter ended July 2, 2010 from $37.0 million during the quarter ended July 3, 2009. R&D expenses increased $19.1 million or 27.3% to $88.9 million during the two quarters ended July 2, 2010 from $69.8 million during the two quarters ended July 3, 2009. The increases were due primarily to new employees from acquisitions, increased incentive plans in 2010, and lower costs in the first two quarters of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Selling, General and Administrative (SG&A)

SG&A costs primarily include salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs increased by $5.8 million or 19.6% to $35.6 million during the quarter ended July 2, 2010 from $29.8 million during the quarter ended July 3, 2009. SG&A costs increased by $11.6 million or 20.8% to $67.2 million during the two quarters ended July 2, 2010 from $55.6 million during the two quarters ended July 3, 2009. The increases were due primarily to new employees from acquisitions, increased incentive plans in 2010, and lower costs in the first two quarters of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.7 million or 137.7% to $8.1 million in the quarter ended July 2, 2010 from $3.4 million in the quarter ended July 3, 2009. Amortization of purchased intangible assets increased $4.1 million or 58.8% to $11.0 million in the two quarters ended July 2, 2010 from $6.9 million in the two quarters ended July 3, 2009. The increases resulted primarily from the acquisition of Techwell in the second quarter of 2010, offset by certain balances that became fully amortized. We expect amortization of current definite-lived intangible asset balances to increase by approximately $1.2 million to $9.3 million in the third quarter, then decline $2.0 million to $7.3 million in the fourth quarter of 2010 as certain balances become fully amortized.

Acquisition Related Costs

Acquisition related costs were $6.5 million for the quarter ended July 2, 2010 and $7.5 million for the two quarters ended July 2, 2010. There were no acquisition related costs during the quarter or two quarters ended July 3, 2009. The increases were due to the acquisitions of Techwell in the second quarter of 2010 and Rock in the first quarter of 2010.

Restructuring

In fiscal year 2008, we implemented plans to consolidate our internal foundries, reduce the related workforce and reduce our world-wide workforce by approximately 9%, resulting in an estimated combined annual cost savings between $12 million and $14 million. We recorded minimal restructuring related charges in the quarter or two quarters ended July 2, 2010 compared to $0.4 million in the quarter ended July 3, 2009 and $1.9 million in the two quarters ended July 3, 2009 for employee severance, facility consolidation and other costs associated with our restructuring plans. All current restructuring plans have been completed and we have no remaining restructuring liability.

(Loss) Gain on Investments, Net

We have a liability for a qualified deferred compensation plan. We maintain a portfolio of approximately $10.9 million of investments under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense in selling, general and administrative expense. In general, the compensation (benefit) expense is substantially offset by the gains and losses on the investment. During the quarter ended July 2, 2010, we recorded a loss on deferred compensation investments of $0.3 million and an decrease in selling, general and administrative expense of $0.2 million. During the two quarters ended July 2, 2010, we recorded a gain on deferred compensation investments of $0.1 million and an increase in selling, general and administrative expense of $0.1 million.

Other-Than-Temporary Impairment Losses

During the quarter ended July 2, 2010, we recorded a $0.1 million loss on the sale of certain investments, before taxes. During the two quarters ended July 2, 2010, we recorded an impairment charge of $1.1 million, before taxes, on certain preferred equity securities whose decline in fair value was determined to be other-than-temporary and a $0.1 million loss on the sale of certain investments, before taxes. We continue to monitor our securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income

Net interest income decreased to $0.8 million during the quarter ended July 2, 2010, from $1.5 million during the quarter ended July 3, 2009. Net interest income decreased to $1.5 million during the two quarters ended July 2, 2010, from $3.1 million during the two quarters ended July 3, 2009. The decreases are attributable to declining interest rates when compared to the same period last year.

Interest Expense and Fees

Interest expense and fees increased to $3.2 million during the quarter ended July 2, 2010, from $0.1 million during the quarter ended July 3, 2009. Interest expense and fees increased to $3.4 million during the two quarters ended July 2, 2010, from $0.2 million during the two quarters ended July 3, 2009. The increases are attributable to interest expense and fees associated with long-term debt.

Income Tax

Income tax expense for the quarter ended July 2, 2010 was $87.5 million or 311.7% of income before taxes compared with $5.4 million or 46.4% of income before taxes for the quarter ended July 3, 2009. The quarter ended July 2, 2010 included a discrete charge of $79.7 million, a related non-discrete charge of $1.3 million, and did not include a benefit for the research tax credit that expired at the end of tax year 2009. The discrete charge is due primarily to a provision established upon the completion of field work of a multi-year tax examination. See Note 8 to our unaudited condensed consolidated financial statements for further details. The quarter ended July 3, 2009 included a charge of $3.4 million related to the move of our international headquarters. Excluding these items, the effective tax rate for quarters ending July 2, 2010 and July 3, 2009 would have been 22.9% and 17.2%, respectively. The effective tax rate on income was increased by a greater portion of income in higher tax jurisdictions. Our tax rate is expected to be approximately 23% in future quarters exclusive of any benefit derived from the research tax credit.

Income tax expense for the two quarters ended July 2, 2010 was $89.4 million or 155.0% of income before taxes compared with $5.9 million or 40.8% of income before taxes for the two quarters ended July 3, 2009. The two quarters ended July 2, 2010 included a discrete charge of $79.7 million and did not include a benefit for the research tax credit that expired at the end of tax year 2009. The discrete charge is due primarily to a provision established upon the completion of field work of a multi-year examination. The two quarters also included a one-time discrete tax benefit resulting from the donation of our Fab facilities in Palm Bay. The two quarters ended July 3, 2009 included a charge of $3.4 million related to the move of our international headquarters. The effective tax rate on income was increased by a greater portion of income in higher tax jurisdictions.

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

We had a six-month backlog as of July 2, 2010 of $227.1 million compared to a six-month backlog of $196.8 million as of April 2, 2010 and of $139.6 million as of July 3, 2009. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On July 21, 2010, we announced our outlook for the third quarter of 2010. With a positive book-to-bill in the first two quarters and increasing backlog, we expected to see sequential growth in the third quarter. At that time, we expected revenue to increase to $230 million to $238 million. We expected GAAP earnings per diluted share of approximately $0.21 to $0.24. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K furnished on July 21, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 1, 2010. As of July 2, 2010, we had committed to purchase $37.0 million of inventory from suppliers.

Certain acquisitions in 2008 and 2009 contained provisions in the purchase agreements for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained within a specified post closing period. Under these provisions, we expect to pay approximately $1.5 million additional consideration to the former shareholders of Zilker, Inc. based on revenues through July 2, 2010. The amount of the additional consideration will be recorded as an increase in goodwill at the time the contingency is resolved. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program and potential future acquisitions or strategic investments. As of July 2, 2010, our total shareholders’ equity was $995.5 million. At that date, we had $339.5 million in cash and cash equivalents. We had $300.0 million in debt outstanding .

We have $72.5 million in long-term investments, primarily auction rate securities. The auction rate securities are composed of approximately $39.0 million of insurance related securities, $12.9 million of corporate credit securities, and $19.6 million of student loan based securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 181 basis points above one month LIBOR.

During the quarter ended July 2, 2010, we entered into a $300.0 million bank term loan with a term of 6 years at a floating interest rate of approximately five percent. This term loan and existing corporate cash was used to fund our purchase of Techwell in the second quarter of 2010. The first date on which compliance with applicable covenants is determined will be September 30, 2010.

During the quarter ended July 2, 2010, we canceled our previously established $75.0 million revolving credit facility and established a new $75.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line.

Our primary sources and uses of cash during the quarters ended July 2, 2010 and July 3, 2009 were as follows:

	Two quarters ended
	July 2, 2010	July 3, 2009
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes and excluding acquisition costs	$72	$45
Proceeds from exercise of compensatory stock plans, including tax benefits	4	2

	$76	$47

Issuance of long-term debt
Issuance of long-term debt, net of fees	$288	$—

	$288	$—

Uses of Cash
Business improvement investments
Business acquisitions, including acquisition costs	$(411)	$(1)
Capital expenditures, net of sale proceeds	(7)	(3)

	$(418)	$(4)

Returned to shareholders
Dividends paid	(30)	(30)

	$(30)	$(30)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	$76	$2

Net increase (decrease) in cash and cash equivalents	$(8)	$15

For the two quarters ended July 2, 2010, our cash from business performance and activities was $76 million compared to $47 million in the two quarters ended July 3, 2009, an increase of $28 million. We received $288 million from the issuance of long-term debt. We used approximately $7 million for capital expenditures and $411 million for the acquisitions of Techwell and Rock. We returned $30 million to shareholders in the form of dividends. Investment balances were decreased by $76 million in the two quarters ended July 2, 2010 compared to a decrease of $2 million during the two quarters ended July 3, 2009, resulting in net cash used of $8 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $29.3 million to $102.9 million as of July 2, 2010 from $73.6 million as of January 1, 2010. This increase primarily reflects the increased sales in the past two quarters compared to the fourth quarter of 2009. Inventories, net of reserves, increased by $14.7 million to $95.9 million as of July 2, 2010 from $81.2 million as of January 1, 2010.

Capital Expenditures

Capital expenditures were $6.7 million for the two quarters ended July 2, 2010 and $3.8 million for the two quarters ended July 3, 2009. We anticipate capital expenditures will continue to increase as we begin to invest in expanded capacity to meet growing sales demand.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the two quarters ended July 2, 2010, cash flow from exercises of stock options and related tax benefits and sales under our ESPP increased to approximately $3.7 million as compared with $1.5 million in the quarter ended July 3, 2009. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Dividends

In April 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on May 21, 2010 to shareholders of record as of the close of business on May 11, 2010. In July 2010, our Board of Directors also declared a dividend of $0.12 per share, to be paid on August 20, 2010 to shareholders of record as of the close of business on August 10, 2010.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and secondary market risk. Our investments are primarily held in money market funds and auction rate securities (ARS). Some of these investments are insured for credit risk. ARS are subject to the risk that the secondary market might fail to provide the liquidity opportunity at the rate reset points. This risk, which we have recently encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity. See Note 2 to our unaudited condensed consolidated financial statements for additional quantitative and qualitative details.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2009 Annual Report on Form 10-K filed with the SEC on March 2, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 2, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of July 2, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against Intersil during the quarter ended July 2, 2010, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2009 Annual Report on Form 10-K filed with the SEC on March 2, 2010 for a discussion of the material legal proceedings to which we are a party.

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

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: August 9, 2010

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005.

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009)

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.