Form 10-Q
period 2010-10-01
INTERSIL CORP/DE
filed 2010-11-05
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 29, 2010:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	124,352,596

INTERSIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	($ in thousands, except per share data)
Revenue	$219,140	$168,290	$628,421	$433,741
Cost of revenue	90,083	76,455	264,214	196,987

Gross profit	129,057	91,835	364,207	236,754

Operating costs and expenses:
Research and development	47,491	38,432	136,370	108,235
Selling, general and administrative	33,390	31,910	100,581	87,296
Amortization of purchased intangibles	9,346	2,980	20,323	9,892
Acquisition related costs	403	613	7,900	613
Restructuring and other related charges (credits)	—	352	(3)	2,293

Operating income	38,427	17,548	99,036	28,425
Gain on deferred compensation investments, net	231	952	308	1,780
Other-than-temporary impairment losses	—	(14,305)	(1,181)	(14,305)
Interest income	757	1,226	2,303	4,290
Interest expense and fees	(4,196)	(180)	(7,574)	(417)

Income before income taxes	35,219	5,241	92,892	19,773
Income tax expense (benefit)	3,151	(7,039)	92,553	(1,118)

Net income	$32,068	$12,280	$339	$20,891

Earnings per share:
Basic	$0.26	$0.10	$0.00	$0.17

Diluted	$0.26	$0.10	$0.00	$0.17

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Weighted average common shares outstanding (in millions):
Basic	123.9	122.3	123.5	122.1

Diluted	124.0	122.3	124.5	122.2

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2010	January 1, 2010
	($ in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$370,435	$347,667
Short-term investments	—	13,498
Trade receivables, net of allowances ($7,811 as of October 1, 2010 and $8,463 as of January 1, 2010)	101,097	73,633
Inventories	101,434	81,236
Prepaid expenses and other current assets	14,937	9,403
Deferred income tax asset	27,379	27,379

Total Current Assets	615,282	552,816

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($202,285 as of October 1, 2010 and $193,348 as of January 1, 2010)	102,261	102,251
Purchased intangibles, net of accumulated amortization ($61,001 as of October 1, 2010 and $63,334 as of January 1, 2010)	146,355	26,627
Goodwill	561,416	314,676
Long-term investments	66,062	63,937
Deferred income tax asset	96,364	90,975
Other	93,112	14,499

Total Non-current Assets	1,065,570	612,965

Total Assets	$1,680,852	$1,165,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$45,324	$31,496
Accrued compensation	37,131	34,433
Deferred net revenue	14,987	9,687
Other accrued expenses	31,794	24,273
Non-income taxes payable	7,510	4,104
Income taxes payable	181,244	30,702
Long-term debt – current portion	3,000	—

Total Current Liabilities	320,990	134,695

Non-Current Liabilities
Long-term debt	296,250	—
Deferred credit	40,236	—

Total Non-Current Liabilities	336,486	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 124,253,651 shares issued and outstanding as of October 1, 2010 and 122,816,221 shares issued and outstanding as of January 1, 2010, respectively	1,243	1,228
Additional paid-in capital	1,749,997	1,764,046
Accumulated deficit	(725,359)	(725,697)
Accumulated other comprehensive loss	(2,505)	(8,491)

Total Shareholders’ Equity	1,023,376	1,031,086

Total Liabilities and Shareholders’ Equity	$1,680,852	$1,165,781

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	October 1, 2010	October 2, 2009
	($ in thousands)
Operating activities:
Net income	$339	$20,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,883	25,934
Gain on assets reclassified from held for sale status	(1,078)	—
Impairment of assets held for sale	—	1,018
Provision for excess inventory obsolescence	2,469	8,380
Equity-based compensation	23,279	20,937
Tax effect of stock options and awards exercised	—	439
Excess tax benefits received on exercise of equity-based awards	(70)	(323)
In-process research and development	—	(215)
Loss (gain) on sale of equipment	586	(40)
Other-than-temporary impairment losses	1,181	14,305
Deferred income taxes	(51,675)	(17,258)
Changes in operating assets and liabilities:
Trade receivables	(26,528)	(4,339)
Inventories	(8,467)	9,634
Prepaid expenses and other current assets	(6,254)	(73)
Trade payables and accrued liabilities	13,779	(1,860)
Income taxes	149,837	3,534
Other, net	(24,704)	(960)

Net cash provided by operating activities	108,577	80,004

Investing activities:
Proceeds from sales or maturity of short-term investments	43,033	17,589
Purchases of short-term investments	(2,106)	(14,123)
Proceeds from issuer calls of long-term investments	52,436	—
Purchases of long-term investments	(8,737)	—
Acquisitions, net of cash received	(404,912)	(17,762)
Proceeds from sale of property, plant and equipment	52	40
Purchase of property, plant and equipment	(13,288)	(6,034)

Net cash used in investing activities	(333,522)	(20,290)

Financing activities:
Proceeds from exercise of equity-based awards	6,456	4,813
Excess tax benefits received on exercise of equity-based awards	70	323
Proceeds of long-term debt	300,000	—
Repayments of long-term debt	(750)	—
Debt issuance costs	(10,751)	—
Credit facility commitment fee	(1,125)	—
Dividends paid	(45,023)	(44,301)

Net cash provided by (used in) financing activities	248,877	(39,165)

Effect of exchange rates on cash and cash equivalents	(1,164)	(41)

Net increase in cash and cash equivalents	22,768	20,508
Cash and cash equivalents at the beginning of the period	347,667	215,625

Cash and cash equivalents at the end of the period	$370,435	$236,133

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

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the quarter ended October 1, 2010.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of October 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Long-term Investments
Debt securities
Auction rate securities (AFS)	$73.6	$6.0	$13.5	$66.1	12-41

	As of January 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
U.S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	13.0	—	—	13.0	< 1

Total	$13.5	$—	$—	$13.5

Long-term Investments
Equity securities
Preferred shares (AFS)	$1.1	$0.6	$—	$1.7	N/A
Debt securities
Auction rate securities (AFS)	79.4	0.6	17.8	62.2	12-41

Total	$80.5	$1.2	$17.8	$63.9

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

The following table presents a rollforward of the amount of decline in fair value related to credit losses on debt securities that was recognized in earnings during the three quarters ended October 1, 2010 (in millions):

AFS Debt Securities
Beginning balance as of January 1, 2010	$35.3
Credit losses recognized in earnings	—

Ending balance as of October 1, 2010	$35.3

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of October 1, 2010 and January 1, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
AFS securities as of October 1, 2010	$—	$—	$49.5	$(13.5)	$49.5	$(13.5)

AFS securities as of January 1, 2010	$4.0	$(0.1)	$51.0	$(17.7)	$55.0	$(17.8)

We have recorded a total net unrealized loss on investments of $7.5 million and a related deferred tax benefit of $3.6 million, for a net unrealized loss of $3.9 million in accumulated other comprehensive loss. We have concluded this decline in the fair value of these securities should not be recorded in earnings because:

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

	Quarter ended October 1, 2010	Quarter ended October 2, 2009	Three quarters ended October 1, 2010	Three quarters ended October 2, 2009
	(in thousands)
By income statement line item
Gain on deferred compensation investments, net	$231	$952	$308	$1,780

Selling, general and administrative expense	$269	$1,012	$415	$1,839

	October 1, 2010	January 1, 2010
	(in millions)
Deferred compensation assets (trading)	$11.9	$11.1

Deferred compensation liability	$12.2	$11.2

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

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets using these input levels (in millions):

	Fair value as of October 1, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading securities	$11.9	$2.2	$9.7	$—
Available for sale securities	66.1	—	—	66.1
Foreign exchange contracts	0.2	—	0.2	—
Interest rate swap agreements	(2.5)	—	(2.5)	—

	$75.7	$2.2	$7.4	$66.1

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

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs as of October 1, 2010 (in millions):

Level 3
Available for sale securities as of January 1, 2010	$63.9
Sale of securities	(5.7)
Realized gains	0.9
Recognized losses	(1.1)
Unrealized gains	8.1

Available for sale securities as of October 1, 2010	$66.1

Recognized losses are included in loss on certain investments in the statement of operations.

Note 4—Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as foreign currency derivatives to manage exposure to foreign currency fluctuations. By entering into these instruments, we are exposed from time to time to market risk and credit risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or fluctuations in foreign currency rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The counterparties to the agreements relating to our derivative instruments consist of two of major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we continually monitor the credit ratings of such counterparties. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. As a result of the above considerations, we do not consider the risk of counterparty default to be significant.

Foreign Exchange Exposure Management — We purchase U.S. dollar call options to offset the impact of changes in foreign currency exchange rates on our operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro. We enter into these foreign currency exchange contracts to support transactions made in the normal course of business and accordingly, the contracts are not speculative in nature. We recognize changes in the fair value of these undesignated hedges in earnings immediately, which generally offset the changes in the value of the foreign currency denominated assets or liabilities being economically hedged. As of October 1, 2010, the total notional amount of these undesignated hedges was $18.8 million. The fair value of these hedging instruments in the condensed consolidated balance sheet as of October 1, 2010 was $0.2 million.

Interest Rate Exposure Management — On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150 million to hedge a portion of the risk of changes in the benchmark interest rate (3-month LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150 million of our variable rate term loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are recorded in other comprehensive income, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

We record the fair value of our derivative financial instruments in the consolidated financial statements in other current assets, other assets or accrued liabilities, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of other comprehensive income (OCI). Changes in the fair value of derivative instruments designated as a cash flow hedge are recorded in OCI, to the extent the derivative instrument is effective. Changes in the fair values of derivatives not designated for hedge accounting and any ineffectiveness measured in designated hedge transactions are reported in earnings as they occur.

The fair value of these hedging instruments in the condensed consolidated balance sheet as of October 1, 2010 was as follows (in millions):

	Asset Derivatives
	Balance sheet location	Fair value As of October 1, 2010	Fair value As of January 1, 2010
Derivatives Not Designated as Hedging Instruments
Foreign exchange options	Prepaid expenses and other current assets	$0.2	$0.3

	Liability Derivatives
	Balance sheet location	Fair value As of October 1, 2010	Fair value As of January 1, 2010
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other accrued expenses	$2.5	—

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of income for the quarter and three quarters ended October 1, 2010 was as follows (in thousands):

	Quarter ended October 1, 2010	Three quarters ended October 1, 2010
Loss recognized in OCI on derivative, net of $927 and $927 tax benefit	$1,544	$1,544

There was no ineffectiveness for the three and nine months ended October 1, 2010.

Note 5—Inventories

Inventories are summarized below (in millions):

	October 1, 2010	January 1, 2010
Finished products	$39.8	$23.0
Work in progress	57.2	54.1
Raw materials and supplies	4.4	4.1

Total inventories	$101.4	$81.2

Note 6—Acquisitions

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

We entered into a $300 million bank term-loan with a term of 6 years at a floating interest rate of approximately 5% to complete the transaction. The remainder of the purchase price was paid through corporate cash.

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

Acquisition related costs were approximately $0.4 million and $7.9 million in the quarter and three quarters ended October 1, 2010. We recorded $0.6 million in acquisition related expenses in the three quarters ended October 2, 2009. Under the provisions of ASC Topic 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded acquisition costs in the accompanying condensed consolidated financial statements as a component of operating income.

The results of operations of all acquirees are included in our consolidated statements of operations from the respective dates of the acquisitions.

The allocation of the aggregate purchase price is summarized as follows (in millions):

	Techwell	Rock	Quellan
Intangible assets:
Definite-lived: developed technologies	$89.7	$2.3	$6.2
Definite-lived: other	48.1	—	2.7
Indefinite-lived: goodwill	243.0	2.2	1.2
Deferred tax liabilities	(45.3)	—	9.1
Other tangible net assets, excluding cash and cash equivalents	65.8	—	(2.1)

Total purchase price, net of cash and cash equivalents acquired	$401.3	$4.5	$17.1

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

Certain acquisitions in 2008 and 2009 contained provisions in the purchase agreements for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained within a specified post closing period. Under these provisions, we paid approximately $1.5 million additional consideration to the former shareholders of Zilker Labs, Inc. (“Zilker”) during the quarter ended October 1, 2010. The amount of the additional consideration was recorded as an increase in goodwill. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011.

Pro forma financial information of the combined entities is not presented for Quellan and Rock due to immateriality of the financial results of the acquired entities, individually and in the aggregate. Pro forma combined financial information for Techwell and Intersil as if the acquisition had been consummated as of the beginning of the respective periods is as follows:

	Quarter ended October 1, 2010	Quarter ended October 2, 2009	Three quarters ended October 1, 2010	Three quarters ended October 2, 2009
	(in thousands)
Revenue	$219,140	$186,305	$655,236	$474,133

Net earnings (loss)	$34,891	$5,080	$7,468	$(13,728)

The pro forma net earnings (loss) amounts above are adjusted for transactions directly attributable to the acquisition. Acquisition related costs for both Techwell and Intersil are excluded from net earnings (loss) and amortization of purchased intangibles, cost of revenue adjustments, interest expense and fees, and related tax effects are adjusted as if the acquisition occurred January 3, 2009.

Note 7—Goodwill and Purchased Intangibles

Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment (in millions):

Gross goodwill balance as of January 1, 2010	$1,469.4
Accumulated impairment charge (recorded in 2008)	(1,154.7)
Purchase of Rock	2.2
Purchase of Techwell	243.0
Adjustment to Zilker consideration	1.5

Goodwill balance as of October 1, 2010	$561.4

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

Goodwill as of October 1, 2010 was $561.4 million. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

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

	As of October 1, 2010		As of January 1, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$149.0	$49.9	$79.6	$59.6
Definite-lived: other	58.4	11.1	10.3	3.7

Total	$207.4	$61.0	$89.9	$63.3

We recorded amortization expense as follows (in thousands):

	Quarter ended October 1, 2010	Quarter ended October 2, 2009	Three quarters ended October 1, 2010	Three quarters ended October 2, 2009
By income statement line item
Amortization of purchased intangibles	$9,346	$2,980	$20,323	$9,892

Cost of revenue	$—	$102	$31	$391

Expected amortization expense by year is as follows (in millions):

To be recognized in:
Fiscal year 2010	$27.7
Fiscal year 2011	28.9
Fiscal year 2012	27.7
Fiscal year 2013	25.0
Fiscal year 2014	23.3
Thereafter	34.0

Total expected amortization expense	$166.6

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

Note 8—Restructuring

During the year ended January 2, 2009, we initiated restructuring plans to reorganize certain operations, consolidate internal manufacturing facilities, and reduce our global workforce and other operating costs. During the three quarters ended October 2, 2009, we recorded expenses of approximately $2.3 million for severance, lease exit, legal and professional costs. All current restructuring plans have been completed.

Other accrued liabilities relating to the restructuring are summarized below (in millions).

Liability balance as of January 1, 2010	$0.3
Severance payments	(0.3)

Liability balance as of October 1, 2010	$—

Note 9—Income Taxes and Discontinued Operations

The table below summarizes activity in unrecognized tax benefits (UTBs) resulting from uncertain tax positions (in millions):

	As of October 1, 2010	As of October 2, 2009
Beginning balance (includes interest and penalties of $3.2 million as of January 1, 2010)	$32.4	$8.6
Increases related to current year tax positions	74.8	6.9
Increases related to prior year tax positions	68.6	—
Decreases related to lapses of statutes of limitations	(1.2)	—

Ending balance (includes interest and penalties of $12.8 million as of October 1, 2010)	$174.6	$15.5

Increases to current year tax positions relate primarily to a deferred charge required for the integration of Techwell.

Increases to prior year tax positions relate primarily to a provision established at the completion of field work on an Internal Revenue Service (“IRS”) tax audit for tax years 2005 through 2007. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We are currently contesting this matter through the IRS appeals office. As the final resolution of the appeals process remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not standards.

We are currently unable to estimate the amount of accruals that will significantly change in the next 12 months. The major tax jurisdictions in which we operate include the United States, various individual states and several foreign nations.

Note 10—Long-Term Debt

In April 2010, we entered into a $300.0 million bank term loan which matures April 2016 and bears interest at 3.25% over LIBOR subject to a LIBOR floor of 1.50%. We are required to make quarterly principal payments equal to 0.25% of the original loan amount. Accordingly, $3.0 million of the term loan is classified as a current liability. Interest is payable upon the expiration of the LIBOR term elected, not to exceed six months. The loan agreement contains certain covenants that require compliance with certain leverage and fixed charge coverage ratios based on the trailing twelve months of performance. As of October 1, 2010, we were in compliance with all applicable covenants of the loan agreement.

The aggregate annual maturities of long-term debt remaining as of October 1, 2010 are presented in the following table (in millions):

To be recognized in:
Fiscal year 2010	$0.8
Fiscal year 2011	2.3
Fiscal year 2012	3.0
Fiscal year 2013	3.7
Fiscal year 2014	3.0
Thereafter	286.5

Total expected maturities	$299.2

The fair value of the debt approximates the carrying value as of October 1, 2010.

Note 11—Shareholders’ Equity

Dividends—In July 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $14.9 million on August 20, 2010 to shareholders of record as of the close of business on August 10, 2010. In October 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 19, 2010 to shareholders of record as of the close of business on November 9, 2010.

Class A Common Stock—Share activity for Class A common stock since January 1, 2010 (shares in thousands):

Three quarters ended October 1, 2010
Balance as of January 1, 2010	122,816
Shares issued under stock plans	1,438

Balance as of October 1, 2010	124,254

Note 12—Comprehensive Income

	Quarter ended		Three quarters ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(in thousands)
Net income	$32,068	$12,280	$339	$20,891
Unrealized gain on available-for-sale investments	332	(6,087)	9,009	(2,821)
Tax effect	(78)	1,533	(1,945)	1,081
Interest rate swap	(2,471)	—	(2,471)	—
Tax effect	927	—	927	—
Currency translation adjustments	1,052	960	466	461

Comprehensive income	$31,830	$8,686	$6,325	$19,612

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 13—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ($ and shares in thousands, except per share amounts):

	Quarter ended		Three quarters ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Numerator:
Net income to common shareholders	$32,068	$12,280	$339	$20,891

Denominator:
Denominator for basic earnings per share-weighted average common shares	123,870	122,348	123,542	122,090
Effect of stock options and awards	104	—	991	67

Denominator for diluted earnings per share adjusted—weighted average common shares	123,974	122,348	124,533	122,157

Earnings per share
Basic	$0.26	$0.10	$0.00	$0.17

Diluted	$0.26	$0.10	$0.00	$0.17

Anti-dilutive shares not included in the above calculations
Awards	4,368	2,612	1,144	2,611

Options	13,070	16,454	13,476	16,446

Note 14—Equity-Based Compensation

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

We used the following assumptions in the lattice model for stock options awarded in the periods indicated.

	Three quarters ended
	October 1, 2010	October 2, 2009
Range of expected volatilities	40.9 – 46.0%	39.8% – 51.1%
Weighted average volatility	43.0%	46.6%
Range of dividend yields	3.1 – 4.7%	3.2 – 5.0%
Weighted average dividend yield	3.3%	4.0%
Range of risk-free interest rates	1.0 – 3.4%	2.1 – 5.3%
Weighted average risk free interest rate	2.5%	4.0%
Range of expected lives, in years	1.3 – 5.7	4.9 – 5.7
Weighted average expected life, in years	5.4	5.5

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

Equity-Based Compensation Summary

	Stock Options			Stock Awards	Aggregate Information
	Shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contract lives (years)	Shares (in thousands)	Aggregate intrinsic value (in millions)	Aggregate unrecognized compensation cost (in millions)
Outstanding as of January 1, 2010	12,268	$19.18	4.2	2,528
Granted (1) (3)	2,431	14.51	6.5	3,036
Performance adjustment	—	—	—	(47)
Exercised (2)	(307)	11.23	0.7	(959)
Canceled	(916)	27.56	1.6	(189)

Outstanding as of October 1, 2010	13,476	$17.95	4.2	4,369	$52.0	$54.7

Exercisable/vested as of October 1, 2010 (2)	7,140	$21.33	2.6	98	$2.7	—

Unexercisable/unvested as of October 1, 2010	6,336	$14.14	6.0	4,271	$49.3	$54.7

Number vested and expected (as of October 1, 2010) to ultimately vest	13,289	$17.99	4.2	2,550	$31.1

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the three quarters ended October 1, 2010		$4.33		$14.99	$10.25

Weighted average fair value per share of awards granted in the three quarters ended October 2, 2009		$4.00		$12.03	$6.72

(1)	Stock awards granted in 2010 include 232,003 performance-based grants. See Performance-based Grants section below.
(2)	Exercised/exercisable awards have reached full vested status.
(3)	Includes approximately 23,000 option shares and 1.5 million award shares issued in the Techwell Acquisition.

Additional Disclosures	Three quarters ended October 1, 2010	Three quarters ended October 2, 2009
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	564	475

Aggregate intrinsic value of stock options exercised	$1.2	$2.1

Impact on Financial Statements

	Quarter ended October 1, 2010	Quarter ended October 2, 2009	Three quarters ended October 1, 2010	Three quarters ended October 2, 2009
	(in thousands)
By income statement line item
Cost of revenue	$560	$615	$1,596	$1,921
Research and development	4,171	2,879	11,184	9,311
Selling, general and administrative	3,827	3,399	10,499	9,705

By stock plan
Stock options	$2,671	$3,741	$8,218	$12,409
Restricted and deferred stock awards	5,614	2,920	14,205	7,854
Employee stock purchase plan	273	232	856	674

	October 1, 2010	January 1, 2010
	(in millions)
Equity-based compensation capitalized in inventory	$0.8	$0.9

Performance-based Grants

As of October 1, 2010, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant.

October 1, 2010
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	821
Maximum PDSU shares that could be issued assuming the highest level of performance	1,229
PDSU shares expected to vest (1)	553

(1)	We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Note 15—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 16—Legal Matters and Indemnifications

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

Note 17—Recent Accounting Pronouncements

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

Note 18—Subsequent Events

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

Results of Operations

Statement of operations data and percentage of revenue for the periods:

	Quarter ended		Three quarters ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(% of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.1%	45.4%	42.0%	45.4%

Gross profit	58.9%	54.6%	58.0%	54.6%
Operating costs and expenses
Research and development	21.7%	22.8%	21.7%	25.0%
Selling, general and administrative	15.2%	19.0%	16.0%	20.1%
Amortization of purchased intangibles	4.3%	1.8%	3.2%	2.3%
Acquisition related costs	0.2%	0.4%	1.3%	0.1%
Restructuring and other related charges (credits)	—%	0.2%	(—%)	0.5%

Operating income	17.5%	10.4%	15.8%	6.6%
Gain on deferred compensation investments, net	0.1%	0.6%	—%	0.4%
Other-than-temporary impairment losses	—%	(8.5%)	(0.2%)	(3.3%)
Interest income	0.3%	0.7%	0.4%	1.0%
Interest expense and fees	(1.9%)	(0.1%)	(1.2%)	(0.1%)

Income before income taxes	16.1%	3.1%	14.8%	4.6%
Income tax expense (benefit)	1.4%	(4.2%)	14.7%	(0.3%)

Net income	14.6%	7.3%	0.1%	4.8%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended October 2, 2009 to conform to the presentation in the quarter(s) ended October 1, 2010.

Revenue and Gross Profit

Revenue for the quarter ended October 1, 2010 increased $50.8 million or 30.2% to $219.1 million from $168.3 million during the quarter ended October 2, 2009. The increase in sales was primarily in the industrial market, driven primarily by recent acquisitions, as well as revenue increases in the communication and consumer end markets, partially offset by a decline in the computing end market. Sales into the industrial, communication and consumer end markets increased by 135%, 43% and 10%, respectively. Sales into the computing end market decreased by 19% from the third quarter of 2009 due to a reduction in worldwide demand in computing products.

Revenues by end market were as follows ($ in millions):

	Quarter ended October 1, 2010		Quarter ended October 2, 2009
		% of revenue		% of revenue
Industrial	$75.4	34.4%	$32.1	19.1%
Computing	46.4	21.2%	57.2	34.0%
Communication	45.5	20.8%	31.9	18.9%
Consumer	51.8	23.6%	47.1	28.0%

Total	$219.1	100.0%	$168.3	100.0%

In aggregate, a 6.5% increase in unit shipments increased net revenue from third quarter of 2009 levels by $11.0 million and average selling prices (ASPs) increased 22.3%, increasing revenues by $39.9 million. ASPs in the current period increased due to the addition of Techwell sales at higher ASPs. Declining sales prices at the product level has occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Revenue for the three quarters ended October 1, 2010 increased $194.7 million or 44.9% to $628.4 million from $433.7 million during the three quarters ended October 2, 2009. The increase in sales was broad based and driven by recent acquisitions and revenue increases from all end markets. Sales into the industrial and communication end markets increased by 120% and 52%, respectively, and sales into the consumer and computing end markets increased 24% and 12% from the first three quarters of 2009.

Revenues by end market were as follows ($ in millions):

	Three quarters ended October 1, 2010		Three quarters ended October 2, 2009
		% of revenue		% of revenue
Industrial	$190.4	30.3%	$86.7	20.0%
Computing	163.4	26.0%	145.6	33.5%
Communication	139.1	22.1%	91.8	21.2%
Consumer	135.5	21.6%	109.6	25.3%

Total	$628.4	100.0%	$433.7	100.0%

In aggregate, a 31.5% increase in unit shipments increased net revenue from the first three quarters of 2009 levels by $136.4 million and average selling prices (ASPs) increased 10.2%, increasing revenues by $58.2 million. ASPs in the current period increased due to the addition of Techwell sales at higher ASPs.

Geographically, year to date revenues were derived from the Asia/Pacific, North America and Europe regions as follows:

	October 1, 2010	October 2, 2009
	(% of revenues)
Asia/Pacific	74%	76%
North America	18	16
Europe and other	8	8

Total	100%	100%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Netherlands, Thailand, and Malaysia. Sales to customers in China, including Hong Kong, comprised approximately 48% of revenue, followed by the United States (17%) and South Korea (8%) during the three quarters ended October 1, 2010. Three distributors that support a wide range of customers around the world accounted for 11%, 9% and 9% of our revenues in the three quarters ended October 1, 2010. One original design manufacturer accounted for 9% of our revenues for the three quarters ended October 1, 2010.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor and overhead associated with product manufacturing. During the quarter ended October 1, 2010, gross profit increased $37.2 million or 40.5% to $129.1 million from $91.8 million during the quarter ended October 2, 2009. As a percentage of sales, gross margin was 58.9% during the quarter ended October 1, 2010 compared to 54.6% during the quarter ended October 2, 2009. The increase in gross margin was primarily due to growth in our higher margin industrial end market, higher utilization of resources as sales continue to grow and fluctuations caused by product sales mix changes at the product family level. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

During the three quarters ended October 1, 2010, gross profit increased $127.5 million or 53.8% to $364.2 million from $236.8 million during the three quarters ended October 2, 2009. As a percentage of sales, gross margin was 58.0% during the three quarters ended October 1, 2010 compared to 54.6% during the three quarters ended October 2, 2009. The increase in gross margin was primarily due to growth in our higher margin industrial end market, higher utilization of resources as sales continue to grow and fluctuations caused by product sales mix changes at the product family level.

We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain.

Operating Costs, Expenses and Other Income

Research and Development (R&D)

R&D expenses consist primarily of salaries and costs of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses. R&D expenses increased $9.1 million or 23.6% to $47.5 million during the quarter ended October 1, 2010 from $38.4 million during the quarter ended October 2, 2009. R&D expenses increased $28.1 million or 26.0% to $136.4 million during the three quarters ended October 1, 2010 from $108.2 million during the three quarters ended October 2, 2009. The increases were due primarily to new employees from acquisitions, increased incentive plans in 2010, and lower costs in the first three quarters of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Selling, General and Administrative (SG&A)

SG&A costs primarily include salary and incentive expenses of employees engaged in marketing and selling, as well as salaries and expenses required to perform our human resource, finance, legal and executive functions. SG&A costs increased by $1.5 million or 4.6% to $33.4 million during the quarter ended October 1, 2010 from $31.9 million during the quarter ended October 2, 2009. SG&A costs increased by $13.3 million or 15.2% to $100.6 million during the three quarters ended October 1, 2010 from $87.3 million during the three quarters ended October 2, 2009. The increases were due primarily to new employees from acquisitions, increased incentive plans in 2010, and lower costs in the first three quarters of 2009 due to short-term cost saving initiatives implemented in response to the changing economy.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $6.4 million or 213.6% to $9.3 million in the quarter ended October 1, 2010 from $3.0 million in the quarter ended October 2, 2009. Amortization of purchased intangible assets increased $10.4 million or 105.4% to $20.3 million in the three quarters ended October 1, 2010 from $9.9 million in the three quarters ended October 2, 2009. The increases resulted primarily from the acquisition of Techwell in the second quarter of 2010, slightly offset by certain balances that became fully amortized. We expect amortization of current definite-lived intangible asset balances to decrease by approximately $2.0 million to $7.3 million in the fourth quarter, then steadily decline as certain balances become fully amortized.

Acquisition Related Costs

Acquisition related costs were $0.4 million for the quarter ended October 1, 2010 and $7.9 million for the three quarters ended October 1, 2010. Acquisition related costs were $0.6 million during the quarter and three quarters ended October 2, 2009. The increase in year to date expense was due to the acquisitions of Techwell in the second quarter of 2010 and Rock in the first quarter of 2010.

Restructuring

In fiscal year 2008, we implemented plans to consolidate our internal foundries, reduce the related workforce and reduce our world-wide workforce by approximately 9%, resulting in an estimated combined annual cost savings between $12 million and $14 million. We recorded minimal restructuring related charges in the quarter and three quarters ended October 1, 2010 compared to $0.4 million in the quarter ended October 2, 2009 and $2.3 million in the three quarters ended October 2, 2009 for employee severance, facility consolidation and other costs associated with our restructuring plans. All current restructuring plans have been completed and we have no remaining restructuring liability.

Gain on Deferred Compensation Investments, Net

We have a liability for a qualified deferred compensation plan. We maintain a portfolio of approximately $11.9 million of investments under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on investments and changes in the fair value of the liability are recorded as a component of compensation expense in selling, general and administrative expense. In general, the compensation (benefit) expense is substantially offset by the gains and losses on the investment. During the quarter ended October 1, 2010, we recorded a gain on deferred compensation investments of $0.2 million and an increase in selling, general and administrative expense of $0.3 million. During the three quarters ended October 1, 2010, we recorded a gain on deferred compensation investments of $0.3 million and an increase in selling, general and administrative expense of $0.4 million.

Other-Than-Temporary Impairment Losses

During the three quarters ended October 1, 2010, we recorded an impairment charge of $1.1 million, before taxes, on certain preferred equity securities whose decline in fair value was determined to be other-than-temporary and a $0.1 million loss on the sale of certain investments, before taxes. We continue to monitor our securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Interest Income

Net interest income decreased to $0.8 million during the quarter ended October 1, 2010, from $1.2 million during the quarter ended October 2, 2009. Net interest income decreased to $2.3 million during the three quarters ended October 1, 2010, from $4.3 million during the three quarters ended October 2, 2009. The decreases are attributable to declining interest rates when compared to the same period last year.

Interest Expense and Fees

Interest expense and fees increased to $4.2 million during the quarter ended October 1, 2010, from $0.2 million during the quarter ended October 2, 2009. Interest expense and fees increased to $7.6 million during the three quarters ended October 1, 2010, from $0.4 million during the three quarters ended October 2, 2009. The increases are attributable to interest expense and fees associated with long-term debt used to fund the Techwell acquisition during the second quarter of 2010.

Income Tax

Income tax expense for the quarter ended October 1, 2010 was $3.2 million or 8.9% of income before taxes compared with a benefit of $7.0 million or 134.3% of income before taxes for the quarter ended October 2, 2009. The quarter ended October 1, 2010 included a discrete benefit of $5.9 million which offset non-discrete tax expense of $9.1 million. The discrete charge is due primarily to a decrease in the provision for uncertain tax positions. The quarter ended October 2, 2009 included a $6.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on auction rate securities. The third quarter of 2009 also included the benefit of $1.7 million from the move of our international headquarters. Our tax rate is expected to be approximately 23% to 25% in future quarters, exclusive of any benefit derived from the research tax credit.

Income tax expense for the three quarters ended October 1, 2010 was $92.6 million or 99.6% of income before taxes compared with a benefit of $1.1 million or 5.7% of income before taxes for the three quarters ended October 2, 2009. The three quarters ended October 1, 2010 included a discrete charge of $69.9 million which is due primarily to a provision established upon the completion of field work of a multi-year IRS examination. See Note 9 to our unaudited condensed consolidated financial statements for further details. The three quarters ended October 2, 2009 included a charge of $3.4 million related to the move of our international headquarters. The effective tax rate on income was increased by a greater portion of income in higher tax jurisdictions.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable and unable to be rescheduled thirty days prior to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end-market demand as cycle and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

We had a six-month backlog as of October 1, 2010 of $167.2 million compared to a six-month backlog of $227.1 million as of July 2, 2010 and of $143.1 million as of October 2, 2009. Although not always the case, backlog can be a leading indicator of performance for approximately the next two quarters.

Business Outlook

On October 20, 2010, we announced our outlook for the fourth quarter of 2010. Although we expected the recent inventory correction to end and shipments to become better aligned with consumption during the fourth quarter, we anticipated the revenues to be down sequentially and as of that time, we expected revenue to decrease to $202 million to $214 million. We expected GAAP earnings per diluted share of approximately $0.17 to $0.20. The full announcement can be referenced in the press release that is an exhibit to a Current Report on Form 8-K furnished on October 20, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from January 1, 2010. As of October 1, 2010, we had committed to purchase $27.0 million of inventory from suppliers.

Purchase agreements in connection with certain acquisitions in 2008 and 2009 contain provisions for payment of additional consideration to former stockholders if revenue in excess of a base amount is attained within a specified post closing period. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including capital expenditures for the expansion or upgrading of worldwide manufacturing capacity, working capital requirements, our dividend program and potential future acquisitions or strategic investments. As of October 1, 2010, our total shareholders’ equity was $1,023.4 million. As of that date, we had $370.4 million in cash and cash equivalents. We had $299.3 million in debt outstanding.

We have $66.1 million in long-term investments, primarily auction rate securities. The auction rate securities are composed of approximately $38.9 million of insurance related debt securities, $13.3 million of corporate debt securities, and $13.9 million of student loan based debt securities. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 190 basis points above one month LIBOR.

During the quarter ended July 2, 2010, we entered into a $300.0 million bank term loan with a term of 6 years at a floating interest rate of approximately five percent. This term loan and existing corporate cash was used to fund our purchase of Techwell in the second quarter of 2010. As of October 1, 2010, we were in compliance with all applicable covenants of the debt agreement.

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

Our primary sources and uses of cash during the quarters ended October 1, 2010 and October 2, 2009 were as follows:

	Three quarters ended
	October 1, 2010	October 2, 2009
	(in millions)
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes and excluding acquisition costs	$109	$80
Proceeds from exercise of compensatory stock plans, including tax benefits	6	5

	$115	$85

Proceeds of long-term debt
Proceeds of long-term debt, net of fees	$288	$—

	$288	$—

Uses of Cash
Business improvement investments
Business acquisitions, including acquisition costs	$(405)	$(18)
Capital expenditures, net of sale proceeds	(13)	(6)

	$(418)	$(24)

Returned to shareholders
Dividends paid	(45)	(44)

	$(45)	$(44)

Cash/Investment Management Activities
Decrease in investments, debt and foreign exchange effects	$83	$3

Net increase in cash and cash equivalents	$23	$21

For the three quarters ended October 1, 2010, our cash from business performance and activities was $115 million compared to $85 million in the three quarters ended October 2, 2009, an increase of $30 million. We received $288 million from the issuance of long-term debt. We used approximately $13 million for capital expenditures and $405 million for the acquisitions of Techwell and Rock. We returned $45 million to shareholders in the form of dividends. Investment and debt repayments were $83 million in the three quarters ended October 1, 2010 compared to $3 million during the three quarters ended October 2, 2009, resulting in net cash provided of $23 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $27.5 million to $101.1 million as of October 1, 2010 from $73.6 million as of January 1, 2010. This increase primarily reflects the increased sales in the past three quarters compared to the fourth quarter of 2009. Inventories, net of reserves, increased by $20.2 million to $101.4 million as of October 1, 2010 from $81.2 million as of January 1, 2010.

Capital Expenditures

Capital expenditures were $13.3 million for the three quarters ended October 1, 2010 and $6.0 million for the three quarters ended October 2, 2009. We anticipate capital expenditures will remain at current levels in the near term.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

For the three quarters ended October 1, 2010, cash flow from exercises of stock options and related tax benefits and sales under our ESPP increased to approximately $6.5 million as compared with $5.1 million for the three quarters ended October 2, 2009. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Dividends

In July 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on August 20, 2010 to shareholders of record as of the close of business on August 10, 2010. In October 2010, our Board of Directors also declared a dividend of $0.12 per share, to be paid on November 19, 2010 to shareholders of record as of the close of business on November 9, 2010.

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

Moreover, in the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments, entered into for purposes other than trading purposes, to manage our exposure to these risks. See Note 4 to our unaudited condensed consolidated financial statements for additional quantitative and qualitative details.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 1, 2010. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of October 1, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings filed against Intersil during the quarter ended October 1, 2010, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2009 Annual Report on Form 10-K filed with the SEC on March 2, 2010 for a discussion of the material legal proceedings to which we are a party.

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

Date: November 5, 2010

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