Form 10-K
period 2010-12-31
INTERSIL CORP/DE
filed 2011-02-28
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29617

INTERSIL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	59-3590018
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1001 Murphy Ranch Road Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	408-432-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes     ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes     ☒  No

The aggregate market value of our Class A Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price of $12.07 on the Nasdaq Global Select Market) on July 2, 2010 was approximately $1,494.3 million.

As of February 18, 2011, there were 124,775,064 shares of our Class A Common Stock, par value $.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011.

INTERSIL CORPORATION

FORM 10-K

December 31, 2010

PART I.

Item 1.	Business.

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of Intersil Corporation that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements because our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	global economic weakness, including insufficient credit available for our customers to purchase our products;

•	successful development of new products;

•	the timing of new product introductions and new product performance and quality;

•	manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	customer service;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	changes in import export regulations; and

•	exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

General

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (ICs). We believe our product portfolio addresses some of the largest opportunities within the industrial, computing, communications and high-end consumer markets.

Business Strategy

Our business strategy emphasizes the following key elements:

•

Broaden our Portfolio of High-Performance General Purpose Products. These products are the building blocks of today’s advanced electronics. Customers in these markets value performance and differentiation which can translate into higher profitability and longer product life cycles.

•

Participate in Large Vertical Markets. We develop products for the consumer electronics market with the potential for high growth. We believe that the demand for ICs in these markets will be higher than that in the overall semiconductor industry.

•

Maintain Technology Leadership. We have more than 800 research and development employees working on innovative solutions for analog and mixed-signal architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,200 patents.

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

•	Partner with Leaders in Semiconductor Markets, Products and Services.

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

Background

Our mission is to provide differentiated, high-performance analog and mixed-signal ICs that meet our customers’ needs and exceed their expectations. Our objective is to grow our business faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog and mixed-signal company in 2002 with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), the divestiture of our wireless networking business in 2003, the 2004 acquisition of Xicor, Inc. (“Xicor”) and the 2007 acquisition of Planet ATE, Inc. (“Planet ATE”). During fiscal year 2008, we acquired D2Audio Corporation (“D2Audio”), Kenet, Incorporated (“Kenet”) and Zilker Labs (“Zilker”). During fiscal year 2009, we acquired Quellan Inc. (“Quellan”). During fiscal year 2010, we acquired the business of Rock Semiconductor (“Rock”) and also acquired Techwell, Inc. (“Techwell”), expanding our leadership in certain high-growth industrial markets.

Our internet address is www.intersil.com. We post the following filings on our website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the SEC): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934 (“the Exchange Act”), our proxy statements on Schedule 14A related to our annual shareholders’ meeting and any amendments to any of those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Act. All such filings are available free of charge on our website. We have adopted a Corporate Code of Ethics, which is applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available on our website or free of charge upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

Products and Technology

Our product strategy is focused on broadening our portfolio of Application-Specific Standard Products (ASSP) and General Purpose Proprietary Products (GPPP) which are targeted within the industrial, computing, communications and high-end consumer markets.

Industrial

Our industrial products include our operational amplifiers, bridge drivers, isolated and non-isolated power management products, switches and multiplexers, video decoders, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, solar generating devices, military, instrumentation, security surveillance and factory automation. The industrial products category, which has grown substantially as a result of our acquisition of Techwell, represented 31% of our sales in fiscal year 2010.

Computing

Our computing category includes desktop, server, notebook and network attached storage power management, including core power devices and other power management products for peripheral devices as well as lithium ion battery chargers. The computing category represented 25% of our sales in fiscal year 2010.

Communications

Our communications group is made up of our line drivers, isolated and non-isolated power management including our Zilker Labs digital power management products, broadband and hot plug power management products and high-speed data converters targeted to applications in markets such as digital subscriber line (DSL), home gateway, satellite, networking, cellular base station and networking/switching equipment. The communications category represented 22% of our sales in fiscal year 2010.

High-End Consumer

Our high-end consumer products include our gaming, light sensors, D2Audio Class D amplifiers, displays and handheld products. These products target high-growth applications such as electronic game systems, MP3 players, GPS systems, liquid crystal display (LCD) televisions, AV receivers and home audio systems, tablet computers, set top boxes and smart phones. The high-end consumer category represented 22% of our sales in fiscal year 2010.

Glossary

Analog integrated circuits—the circuits in analog chips operate with voltage and current varying in a continuous fashion; in contrast, digital chips only use and create voltages or currents at discrete levels, with no intermediate values. Some examples of analog integrated circuits are operational amplifiers, voltage references, and comparators.

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

Global Positioning System (GPS)—devices that use the Global Navigation Satellite System, which is comprised of more than two dozen GPS satellites in medium Earth orbit, transmitting signals allowing GPS receivers to determine the receiver’s location, speed and direction.

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

Power converters—a circuit which converts a source of direct current from one voltage to another. Converters are important in portable electronic devices such as cellular phones and laptop computers, which are supplied with power from batteries. Such electronic devices often contain several sub-circuits with each sub-circuit requiring a unique voltage level different than that supplied by the battery.

Smartphones—a cell phone that also adds features that one might find on a computer, such as the ability to access the internet, send and receive e-mail and edit Office documents.

Vertical markets—focus on specific end-use applications such as smartphones, personal computers and flat-panel televisions. Vertical markets are distinct from horizontal markets in that horizontal markets focus on general purpose IC products that can be used in thousands of applications such as data converters, voltage regulators, and many other IC component products.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the high-performance analog and mixed-signal sector of that industry. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated. The revenues noted in this section are based on shipping destination.

A summary of the operations by geographic area is below (in millions):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
United States Operations
Net revenues	$138.0	$98.1	$136.5
Tangible long-lived assets	58.2	64.6	70.0
International Operations
Net revenues	684.4	513.3	633.2
Tangible long-lived assets	45.3	37.7	42.8

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea, Taiwan and Japan. A summary of percent of revenues by country is below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Revenues by country
China (includes Hong Kong)	49%	49%	42%
United States	17	16	18
South Korea	7	11	12

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore and the Netherlands accounted for at least 1% of our total revenues in fiscal year 2010.

Three distributor customers and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 45% of revenues in fiscal year 2010. One distributor, Aeco Technology Co., Ltd, represented 11% of revenues during fiscal year 2010 and 12% of aggregate net accounts receivable as of December 31, 2010. The loss of any one or more of these customers could result in a materially negative impact on our business. In January 2011, we announced the termination of our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We have strengthened our relationship with Avnet Memec, which enables Avnet to integrate our unique product portfolio into its existing design chain services and strengthens our offering to a global network of customers.

Sales, Marketing and Distribution

In fiscal year 2010, we derived 51% of our revenues from original equipment manufacturer (OEM) customers, original design manufacturer (ODM) customers, and contract manufacturers. We derived approximately 49% of our revenues through distributors and value-added resellers.

Our sales organization is supported by customer service and logistics organizations throughout the world. Product orders flow to our fabrication facility or to foundries where the semiconductor wafers are made. Most of our semiconductors are assembled and tested at the facilities of independent subcontractors. Finished products are then shipped to customers either indirectly via third parties or directly via company-managed warehouses.

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. Our direct geographical sales organizations sell products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. Dedicated direct sales organizations operate in the North American, European, and Asia/Pacific markets. We strategically locate sales offices near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

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

Distributors and value-added resellers handle a wide variety of products, including products sold by other companies that compete with our products. Some of our sales to distributors include agreements allowing for market price fluctuations and/or the right to return some unsold products. Some of our distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. We generally recognize sales made to international distributors when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $183.3 million, $145.1 million and $143.6 million on research and development projects in fiscal years 2010, 2009 and 2008 respectively, including equity-based employee compensation. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of December 31, 2010, we had more than 800 employees engaged in research and development. We introduce hundreds of new products each year over many different product families that serve many different markets.

Manufacturing

Our products utilize silicon wafers containing integrated circuits. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of integrated circuits in our Florida manufacturing facility. We also have wafers of integrated circuits manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During fiscal year 2010, we internally produced approximately 15% of our wafers and outsourced the remaining 85% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, China, Taiwan and the Philippines. However, we maintain assembly and test capabilities for certain products in Florida and California.

In fiscal year 2010, we did not experience delays in obtaining raw materials. However, our reliance on foundry partners for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of integrated circuits, from wafer fabrication through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers often require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory. Manufacture, assembly and testing of integrated circuits is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials, disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

Backlog

Our product sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders become non-cancelable thirty days prior to to the most current customer request date (CRD) for standard products and ninety days prior to CRD for semi-custom and custom products.. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times.

Additionally, we believe backlog can fall faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog as of December 31, 2010 was $166.3 million compared to the six-month backlog as of January 1, 2010 of $157.4 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of near-term revenue performance.

See Business Outlook elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Seasonality

The high-end consumer and computing markets have historically experienced weaker demand in the first half of the year than in the second half of the year in the semiconductor industry. However, recent economic events, acquisitions and the cyclical nature of the industry have had a greater impact on quarterly fluctuations in recent years.

Competition

The high-performance analog and mixed-signal market is extremely competitive. We compete in our target markets with many companies that may have significantly greater financial, technical, manufacturing and marketing resources than us, including but not limited to Texas Instruments, Analog Devices, Linear Technology, ON Semiconductor and Maxim Integrated Products. We compete on the basis of technical performance, product features, customized design, price, availability, quality, and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,200 U.S. and foreign patents and have approximately 1,000 U.S. and foreign patents pending. The expiration dates of these patents range from 2011 to 2029.

Employees

Our worldwide workforce consisted of 1,762 employees (full and part-time) as of December 31, 2010. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

We believe that our operations are substantially in compliance with applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three fiscal years. However, we are subject to numerous federal, state and international environmental laws and regulatory requirements. From time to time, we become involved in investigations or litigations of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). Further, we may receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence will not have a material adverse effect on our financial condition, results of operations or cash flows. To the extent any known contamination was caused prior to August 1999, Intersil is indemnified against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

Item 1A.	Risk Factors.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	global economic weakness, including insufficient credit available for our customers to purchase our products;

•	successful development of new products;

•	the timing of new product introductions and new product performance and quality;

•	manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	customer service;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	changes in import export regulations; and

•	exchange rate fluctuations.

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

Financial turmoil in recent years affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. A credit crisis may cause a number of negative effects on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions, impacting our treasury operations. Other income and expense could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Downturns in the macroeconomic business cycle could reduce our revenues and profitability.

The semiconductor industry is highly cyclical, which could create significant variation in our operating results. The markets in which we compete may experience downturns in the future that negatively affect our sales. A macroeconomic downturn may cause us to experience a significant decrease in our operating income margins as a result of declining sales and resulting industry changes such as mix of products sold, price competition and costs associated with the need for continual and rapid introduction of new products.

The markets for our products depend on continued end-user demand for consumer and business electronics products as well as products in communications and industrial markets. Such demand may be adversely affected by national or global economic uncertainties, such as continuing increases in oil prices, fluctuating interest rates, subprime mortgage failures and other disruptions in credit markets, and other matters that contribute to reductions in consumer or corporate spending. As a result, our revenues and gross margins could be adversely affected.

Business interruptions could harm our business.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our internal wafer fabrication facility is located on the east coast of Florida. Operations at this facility may experience disruptions during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases in various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could, in the future, have a material adverse effect on us.

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

Our business has been and is expected to continue to be characterized by average selling prices (ASPs) that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to sell more units, reduce our costs, and introduce new products with higher ASPs or some combination thereof.

ASPs for our products historically have declined over relatively short time periods. For example, in fiscal year 2009, our ASPs decreased by approximately six percent compared with fiscal year 2008; and in fiscal year 2007, our ASPs decreased by approximately ten percent compared with fiscal year 2006. Declining sales prices at the product level has been a phenomenon of the semiconductor industry for much of its existence. While fiscal years 2008 and 2010 did not reflect this decline, we expect sales prices could decline in the foreseeable future. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that incorporate advanced features.

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our bank term loan.

In April 2010, we entered into a $300.0 million bank term loan which matures April 2016 and bears interest at 3.25% over the London Interbank Offered Rate (“LIBOR”) subject to a LIBOR floor of 1.50%. We are required to make quarterly principal payments equal to 0.25% of the original loan amount. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the notes;

•	sell selected assets;

•	reduce or delay strategic acquisitions, investments or alliances;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our indebtedness. In the event we are unable to service our indebtedness, including the notes, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business, thereby adversely impacting our financial results. In addition, any such financing, refinancing or sale of assets might not be possible or may not be on commercially reasonable terms.

Restrictions in our credit facility and outstanding debt instruments may limit our activities.

Our current credit facility, our bank term loan and future debt instruments to which we may become subject may impose restrictions that limit our ability to engage in certain activities including our ability to enter into certain transactions, make investments or other specified restricted payments, pay certain dividends or repurchase our capital stock, create certain liens on our assets and incur certain subsidiary indebtedness. In addition, our term bank loan requires us to maintain compliance with specified financial ratios. These covenants could restrict our ability to finance future operations or capital needs, respond to changing business and economic conditions or engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. If we breach any of the covenants under our credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. In addition, the lenders under our credit facility could institute foreclosure proceedings against the assets used to secure the borrowing under such facility.

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

We use both an internal wafer fabrication facility and third-party wafer fabrication foundries in manufacturing our products. We intend to continue to rely on third party foundries and other specialist suppliers for most of our manufacturing requirements and most of our assembly and testing requirements. However, certain of these third party foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of wafers and other semiconductor materials or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products. If the third party foundries we currently use are unable to provide our products, we may be required to seek new foundries and we cannot be certain that their services will be available at favorable terms or that sufficient capacity will be available in a reasonable time period.

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

In addition, as is common in the semiconductor industry, we may experience difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. Resultant delays may range in length from one month to six months and could result in delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Increases in fixed costs and operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

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

Our products may contain undetected errors or defects. Errors and defects may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to obsolete or unusable inventory;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, resulting in product returns, recalls and lost sales.

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

Our future success and competitive position depend in part upon our ability to develop or obtain and subsequently maintain proprietary technology used in our principal products. We rely on intellectual property rights, including, but not limited to, rights existing under patent, trade secret, trademark, maskwork and copyright law, to protect this technology. Some of our technology is not covered by any patent or patent application, and there are risks that:

•	some of the more than 1,200 patents that we own may be invalidated, circumvented, or challenged;

•	the patents that we own may not provide competitive advantages to us; or

•	some of our pending or future patent applications may not be issued with the initially sought scope of the claims sought by it, if issued at all.

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

We are subject to litigation risks.

From time to time, we are subject to legal claims and are involved in a variety of routine legal matters that arise in the normal course of business. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operation. However, claims, the claims process, and litigation are inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

Our future success depends on international sales and the management of global operations.

Non-U.S. sales accounted for approximately 83% of our revenue in fiscal year 2010. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in our ability to acquire and enforce our intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. laws and regulations;

•

compliance with international laws and regulations, including the European Union’s Restriction of Hazardous Substances (RoHS), which bans lead and certain other substances from products put on the market;

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

We depend upon the continued demand for our products in the industrial, computing, communications and high-end consumer markets for a significant portion of our net revenues.

We realize substantially all of our net revenues from products sold in the industrial, computing, communications and high-end consumer markets. Therefore, our success currently depends on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. These markets may experience changes in demand that will adversely affect our business and operating results.

We may not be able to satisfy rapidly increasing demand for our products on a timely basis and increased production may lead to overcapacity and lower prices.

Historically, the often cyclical nature of the semiconductor industry has resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity (both our internal capacity and our arranged supply and subcontracted capacities) may not be sufficient to satisfy this demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate additional, qualified third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. As a result, our future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize as we expect, our operating results may be adversely affected. These capacity expansions by us and other directly competitive analog and mixed-signal IC manufacturers could also lead to overcapacity in our served and target markets, which could lead to price erosion that would adversely impact our operating results.

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

Most of our distributors and resellers, who represent approximately 49% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could result in a materially negative impact on our business, including net sales and accounts receivable.

In fiscal year 2010, our distributors and value-added resellers accounted for approximately 49% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. One distributor accounted for 11% of our net sales in fiscal year 2010. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of any excess inventory they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them would be subject to collection risk. In January 2011, we announced the termination of our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We have strengthened our relationship with Avnet Memec, which enables Avnet to integrate our unique product portfolio into its existing design chain services and strengthens our offering to a global network of customers.

RISK FACTORS RELATING TO ENVIRONMENTAL REGULATIONS, GOVERNMENTAL REGULATIONS, INCLUDING TAXES, AND FINANCIAL REPORTING RULES AND REGULATIONS

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

There is a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and shareholders if we are unable to sufficiently verify the origins for all metals used in our products.

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

In fiscal year 2007, we adopted the provisions of the Financial Accounting Standards Board’s “Accounting for Uncertainty in Income Taxes” (ASC 740-10). ASC 740 requires us to record our tax expense differently than we might otherwise have done in the past based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be more volatile than in the past. Volatility in tax expense contributes to volatility in reported financial results.

Accounting pronouncements are moving toward “fair value” accounting, which also may lead to more volatility in reported earnings, resulting in a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board that require companies to regularly attempt to determine or estimate the fair value of certain assets and liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as give companies the option to apply fair value measurements more broadly to many financial assets and liabilities. For us, particularly regarding indefinite-lived intangible assets (goodwill), certain other long-lived assets such as property, plant and equipment, and equity-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an adverse and significant adjustment to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects.

Changes in accounting standards for equity-based compensation may adversely affect our operating results and our competitiveness in the employee marketplace.

The adoption of new guidance regarding equity-based compensation in fiscal year 2006 required us to expense our calculated equity-based compensation provided to employees beginning in fiscal year 2006. The adoption of the new guidance reduced our reported earnings by the amount of equity-based compensation in all fiscal years since adoption. The market in which we compete for the skilled employees knowledgeable in our required disciplines is a competitive one. We believe that equity-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year reported. Furthermore, our independent registered public accounting firm, KPMG LLP, is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained KPMG LLP’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2010. In future years, if we fail to complete this assessment on a timely basis, or if KPMG LLP cannot independently attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of investor confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to meet our regulatory reporting obligations on a timely basis.

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

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog and mixed-signal semiconductor industry is intense and we may not be successful in attracting or retaining these personnel. In addition, it is often difficult to obtain work visas for foreign nationals not authorized to work in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

If we choose to acquire or dispose of product lines and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of companies, products or technologies or we may reduce or dispose of certain product lines or technologies which no longer fit our long-term strategies. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating new personnel, coordinating new product and process development, conforming the acquired company’s standards, processes, procedures and controls with our operations, separating or reorganizing existing business or product groups, in addition to diversion of management’s attention away from other business concerns, amortization of acquired definite-lived intangible assets, immediate expensing of certain acquisition-related costs, goodwill impairment charges and potential loss of key employees or customers of acquired or disposed operations, among others. Further, acquisitions may require the potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities and the obligation to meet future cash flow requirements of acquired companies. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities, inadequacies, debt incurrence, common stock issuance or assumption of liabilities could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In the United States, we lease approximately 166,000 square feet for our corporate headquarters in Milpitas, California, which also includes facilities for sales and design functions. Additional manufacturing, warehouse and office facilities are housed in approximately 529,000 square feet of owned facilities on approximately 118 acres of land in Palm Bay, Florida. Additionally, we conduct engineering activity and maintain regional sales offices aggregating almost 300,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, which we own, all of our offices are leased under generally short-term leases (lease periods vary but all expire by fiscal year 2020.)

We believe that our current facilities are suitable and adequate for our present purposes, and that the productive capacity in our facilities is being substantially utilized.

Item 3.	Legal Proceedings.

Texas Advanced Optoelectronic Solutions, Inc. (TAOS) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship pertaining to optical sensors, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. A claim construction opinion will be forthcoming from the Court.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information:

Our Class A Common Stock has been traded on the NASDAQ Stock Market since February 2000 under the symbol ISIL. We currently have the Global Select Market listing status on the NASDAQ Stock Market. Prior to February 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of our Class A Common Stock as reported in NASDAQ Stock Market trading.

Fiscal Quarter:	High	Low
First quarter of 2009 (from January 3, 2009 to April 3, 2009)	$13.03	$8.73
Second quarter of 2009 (from April 4, 2009 to July 3, 2009)	$13.72	$11.16
Third quarter of 2009 (from July 4, 2009 to October 2, 2009)	$16.73	$11.73
Fourth quarter of 2009 (from October 3, 2009 to January 1, 2010) 3	$15.34	$12.45
First quarter of 2010 (from January 2, 2010 to April 2, 2010)	$15.70	$13.47
Second quarter of 2010 (from April 3, 2010 to July 2, 2010)	$16.81	$12.07
Third quarter of 2010 (from July 3, 2010 to October 1, 2010)	$13.34	$10.00
Fourth quarter of 2010 (from October 2, 2010 to December 31, 2010) 3	$15.49	$11.29

(b) Holders:

On February 18, 2011, the last reported sale price for our Class A Common Stock was $12.97 per share. As of the same date, there were 340 record holders of our Class A Common Stock.

(c) Dividends:

In fiscal year 2010, we declared and paid quarterly dividends totaling $0.48 per share. In fiscal year 2009, we declared and paid quarterly dividends totaling $0.48 per share. The first quarter dividend in fiscal year 2011 has been declared by our Board of Directors at $0.12 per share, to be paid February 25, 2011, which if annualized equates to $0.48 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, our stock repurchase program, legal risks, liquidity and profitability. The terms of our bank term-loan also restrict us, subject to compliance with certain other covenants and conditions, including a minimum liquidity threshold, from paying dividends in excess of $70.0 million in fiscal year 2010 and $75.0 million in each fiscal year thereafter during the term of the bank loan. Determination to declare and pay a dividend will be made by our Board of Directors timely in light of these and other factors the Board of Directors deems relevant.

(d) Equity compensation plan information

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Elantec 1995 and 2001 Equity Incentive Plans(1)	421	$24.36	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans(1)	368	$10.69	None
Techwell 2006 Stock Incentive Plan(1)(2)	212	$11.25	None
Intersil 1999 Equity Compensation Plan(3)	5,934	$23.30	None
Intersil 2009 Option Exchange Plan	1,861	$13.08	None
Intersil 2008 Equity Compensation Plan(4)	8,628	$13.63	6,045
Intersil Employee Stock Purchase Plan(5)	4,584	N/A	1,258
Equity compensation plans not approved by shareholders(6)	—	N/A	None

Total(7)	22,008	$17.75	7,303

1)	Each of these plans in these totals has been acquired by a purchase method accounting acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected to be made under the 2008 Equity Compensation Plan.
2)	The number of securities for the Techwell 2006 Stock Incentive Plan includes 191 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 21 stock options.
3)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 543 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 5,391 stock options.
4)	The number of securities for the Intersil 2008 Equity Compensation Plan includes 3,474 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 5,154 stock options. Grants of deferred or restricted stock units reduce the shares available for future grants by 2.33 shares each or 9,942 shares in 2010.
5)	The Employee Stock Purchase Plan does not employ a “look-back” option feature; therefore there are no options or right to purchase outstanding stock until the final day of the subscription period (which is then settled immediately).
6)	There are no equity compensation plans that have not been approved by shareholders.
7)	The number of securities for the total of the plans includes 4,208 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 13,216 stock options.

(e) Performance Graph:

The following graph presents a comparison of the cumulative total shareholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 30, 2005 and ending December 31, 2010. The graph assumes that $100 was invested on December 30, 2005 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities:

We did not sell unregistered securities during fiscal year 2010.

(g) Issuer Purchases of Equity Securities:

No shares were repurchased in fiscal year 2010 or fiscal year 2009.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each of our fiscal years in the five year period ended December 31, 2010 are derived from our audited consolidated financial statements. All periods presented have been audited. Fiscal year 2008 is a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks, including fiscal year 2010. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010 (c)(d)	2009 (a)(c)	2008 (a)(b)(c)	2007	2006
	($ in millions, except per share amounts)
Revenue	$822.4	$611.4	$769.7	$757.0	$740.6
Income (loss) from continuing operations	$26.4	$38.6	$(1,062.5)	$142.7	$151.3
Basic income (loss) per share from continuing operations	$0.21	$0.32	$(8.59)	$1.08	$1.08
Diluted net income (loss) per share	$0.21	$0.32	$(8.39)	$1.05	$1.07
Total assets	$1,672.5	$1,165.8	$1,133.6	$2,405.0	$2,559.1
Dividends per common share	$0.48	$0.48	$0.48	$0.40	$0.21

The following transactions affect the comparability of the results between the fiscal periods above:

a)	During fiscal years 2008 and 2009, we recorded various restructuring charges. See Note 2 in the accompanying consolidated financial statements for further discussion.

b)	During fiscal year 2008, we recorded impairment charges to goodwill. See Note 9 in the accompanying consolidated financial statements for further discussion.

c)	During fiscal years 2008, 2009 and 2010, we recorded impairment charges to investments in auction rate securities. See Note 3 in the accompanying consolidated financial statements for further discussion.

d)	During fiscal year 2010, we recorded a discrete income tax charge of $68.8 million which is due primarily to a provision established upon the completion of field work of a multi-year IRS examination. See Note 10 in the accompanying consolidated financial statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our accompanying consolidated financial statements, including the related notes. This discussion generally refers to elements within our accompanying consolidated financial statements on a pre-tax basis unless otherwise stated. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. For further information regarding risks and uncertainties, see Item 1A. entitled “Risk Factors” in this Annual Report on Form 10-K.

Overview

We focus our design, development, manufacturing and marketing efforts on the High-Performance Analog (HPA) segment of the semiconductor market. Digital and analog semiconductor components are the basic ingredient in today’s electronic devices. In contrast to the binary nature of digital components, analog components monitor, evaluate and modify electrical signals and strengths allowing them to deal with basic and essential properties such as heat, touch, light and sound. The HPA segment is distinguished by its highly differentiated and technologically advanced products which can be building blocks for more complex circuits or highly integrated for specific applications. Historically, the HPA segment has yielded higher gross margins and suffers less competition than the digital and broader analog segments of the semiconductor market. The HPA segment requires uniquely talented and experienced designers, engineers and specialized selling and marketing efforts to address the myriad of challenges associated with today’s complex applications.

We began our transformation into a HPA company with the acquisition of Elantec in fiscal year 2002 and the divestiture of our wireless networking business in fiscal year 2003. We further strengthened the transformation with the fiscal year 2004 acquisition of Xicor. Our transformation has required us to report our financial performance with restructurings, impairments, discontinued operations and write-offs attendant to our acquisitions. Our first full year as a pure HPA company was fiscal year 2004. Since then, our focus has resulted in revenue growth that has been very broad-based across our many analog and mixed-signal products. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market. In April 2010, we completed the acquisition of Techwell, bringing unique capabilities which complement our industrial video businesses and making industrial our largest end market in fiscal year 2010. Our investments to expand our product portfolio to over 60 product families appear to be successful, which will enable us to reach our primary management goals of revenue growth with higher margins, growing operating income and increasing cash flow generation measured against the investment in the company.

Fiscal year 2008 was a 53 week fiscal year. All other periods presented herein as “fiscal years” include 52 weeks, including fiscal year 2010.

Statement of Operations ($ in millions and % of revenue*):

	Fiscal Year
	2010		2009		2008
Revenue	$822.4	100.0%	$611.4	100.0%	$769.7	100.0%
Cost of revenue	344.1	41.8%	276.5	45.2%	370.3	48.1%

Gross profit	478.3	58.2%	334.9	54.8%	399.4	51.9%
Operating costs, expenses and other income:
Research and development	183.3	22.3%	145.1	23.7%	143.6	18.7%
Selling, general and administrative	137.5	16.7%	122.6	20.2%	136.0	17.6%
Amortization of intangibles	27.7	3.4%	12.7	2.1%	12.2	1.5%
Acquisition-related costs	8.0	1.0%	0.9	0.2%	—	—
Impairment of goodwill	—	—	—	—	1,154.7	150.2%

Operating income (loss)	121.8	14.8%	53.6	8.8%	(1,047.0)	(136.0)%
Interest income	3.1	0.4%	5.4	0.9%	15.0	2.0%
Interest expense and fees	(12.9)	(1.6)%	(0.6)	(0.1)%	(0.4)	(0.1)%
Gain (loss) on deferred compensation investments	0.9	0.1%	2.0	0.3%	(3.6)	(0.5)%
Other-than-temporary impairment losses	(1.2)	(0.1)%	(14.3)	(2.3)%	(31.8)	(4.1)%

Income (loss) from continuing operations before income taxes	111.8	13.6%	46.2	7.6%	(1067.8)	(138.7)%
Income tax expense (benefit)	85.4	10.4%	7.6	1.2%	(5.3)	(0.7)%

Income (loss) from continuing operations	26.4	3.2%	38.6	6.3%	(1,062.5)	(138.0)%

Discontinued operations:
Income tax benefit from discontinued operations	—	—	—	—	(24.9)	(3.2)%

Income from discontinued operations	—	—	—	—	24.9	3.2%

Net income (loss)	$26.4	3.2%	$38.6	6.3%	$(1,037.6)	(134.8)%

*	Totals and percentages may not add or calculate precisely due to rounding.

Geographical revenue ($ in millions):

	Fiscal Year
	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$607.2	74%	$463.3	76%	$555.2	72%
North America	143.5	17%	102.3	17%	146.3	19%
Europe and other	71.7	9%	45.8	7%	68.2	9%

Total	$822.4	100%	$611.4	100%	$769.7	100%

Revenue and Cost of Revenue

Revenue

Our revenue for fiscal year 2010 was $822.4 million, an increase of $211.0 million or 35% from fiscal year 2009. The fiscal year 2010 revenue increase was driven primarily by increased revenue in the industrial end market, due to the acquisition of Techwell, which broadened our industrial portfolio, as well as our focus on growing the more stable and higher margin industrial business. We further increased revenue in the communications and high-end consumer markets as revenues are returning to fiscal year 2008 levels, prior to the sudden down-turn in the economy.

Our revenue for fiscal year 2009 was $611.4 million, a decrease of $158.3 million or 21% from fiscal year 2008. The fiscal year 2009 revenue decline was broad based and driven by revenue declines from all end markets. Deteriorating global economic conditions that began in fiscal year 2008 continued into fiscal year 2009 and resulted in reduced demand for our customers’ end products, which caused a severe reduction in orders of our component products. Demand and orders were further reduced as our customers began to work down their inventories, resulting in fewer replacement orders throughout the supply chain. In fiscal year 2009, first quarter sales continued to decline in all end markets except computing, which grew 26% from 2008 fourth quarter levels. In the second quarter, we began experiencing growth in all end markets. Sales in the fourth fiscal quarter of 2009 were $177.7 million compared to $168.3 million in the third fiscal quarter of 2009 and $131.1 million in the fourth fiscal quarter of 2008.

Revenue by end market ($ in millions)

	Fiscal Year
	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$252.1	31%	$123.5	20%	$165.5	21%
Computing	208.6	25%	201.3	33%	236.4	31%
Communications	179.7	22%	132.9	22%	173.4	23%
High-end consumer	182.0	22%	153.7	25%	194.4	25%

Total	$822.4	100%	$611.4	100%	$769.7	100%

In aggregate, higher unit demand in fiscal year 2010 increased revenues by approximately $138 million from fiscal year 2009 levels and an increase in ASPs increased revenues from fiscal year 2009 levels by approximately $73 million. Of this net revenue increase, approximately $144 million came from our sales to customers in the Asia/Pacific region and $41 million came from sales to customers in North America with Europe and other countries increasing approximately $26 million.

In aggregate, lower unit demand in fiscal year 2009 decreased revenues by approximately $120 million from fiscal year 2008 levels and a decrease in ASPs decreased revenues from fiscal year 2008 levels by approximately $38 million. Of this net revenue decline, approximately $92 million came from our sales to customers in the Asia/Pacific region and $44 million came from sales to customers in North America with Europe and other countries declining approximately $22 million.

We anticipate that our revenue from Asia/Pacific region customers will continue to grow as that region leads in the manufacture of the finished goods (consumer electronics, computers, communications equipment) in which our products are used. End market demand for those products is global, and therefore, dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See Business Outlook elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin increased by 340 basis points in fiscal year 2010 from fiscal year 2009. The increase was primarily due to changes in the mix of product sold, our increased focus on highly-differentiated products and manufacturing cost reductions. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products. In fiscal year 2010, the acquisition of Techwell and our focus on higher-margin products resulted in substantially increased revenues from the industrial end market, overall and as a percentage of total revenue.

Our gross margin in fiscal year 2009 increased 290 basis points from fiscal year 2008, primarily driven by additional inventory charges taken in fiscal year 2008. In fiscal year 2008, we implemented a plan to consolidate our Palm Bay facilities, requiring additional inventory builds. Deteriorating global economic conditions also resulted in reduced demand assumptions for our products in the fourth fiscal quarter of 2008. In fiscal year 2008, net inventory charges were $31.2 million compared to $5.7 million in fiscal year 2009. Further fluctuations were largely a function of our sales mix.

Operating Expenses

Research and Development (R&D)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 26% or $38.3 million to $183.3 million in fiscal year 2010 compared to $145.1 million for fiscal year 2009. We grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth.

Our R&D expenses increased by 1% to $145.1 million in fiscal year 2009 compared to $143.6 million for fiscal year 2008. While sales declined in fiscal year 2009, we grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth. This growth was partially offset by cost saving initiatives implemented in the fourth fiscal quarter of 2008 and decreased incentive accruals resulting from lower sales.

Selling, General and Administrative (SG&A)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

Our SG&A expenses increased by 12% or $14.9 million to $137.5 million for fiscal year 2010 compared to $122.6 million for fiscal year 2009. The increase in fiscal year 2010 was primarily driven by increased sales commissions, compensation expense and increased incentives as sales increased.

Our SG&A expenses decreased by 10% to $122.6 million for fiscal year 2009 compared to $136.0 million for fiscal year 2008. The decrease in fiscal year 2009 compared to fiscal year 2008 was primarily driven by restructuring and in-process R&D charges in fiscal year 2008 and reduced compensation expenses in fiscal year 2009, partially offset by the reversal of accrued equity compensation taken as a result of the resignation of our former CEO in fiscal year 2008.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $27.7 million in fiscal year 2010, $12.7 million in fiscal year 2009 and $12.2 million in fiscal year 2008. The increase in fiscal year 2010 was primarily due to purchased intangibles from the acquisition of Techwell. The increase in fiscal year 2009 resulted from additional amortization recorded for various acquisitions in fiscal years 2008 and 2009. Our purchased intangibles, which are definite-lived assets, are amortized over their useful lives ranging from three to eleven years.

Acquisition-related Costs

Acquisition-related costs were $8.0 million in fiscal year 2010, primarily due to the acquisition of Techwell in the second fiscal quarter of 2010. Acquisition-related costs were $0.9 million in fiscal year 2009, primarily related to the Quellan acquisition in the third fiscal quarter of 2009. In fiscal year 2008, acquisition costs were capitalized as part of the purchase price of the acquisitions in accordance with applicable guidance in effect prior to fiscal year 2009.

Impairment of Goodwill

We perform an annual test of goodwill in the fourth quarter of each fiscal year. In fiscal years 2010 and 2009, we recorded no impairment of goodwill based on our analysis. In fiscal year 2008, we recorded an impairment loss of $1,154.7 million against our goodwill in the fourth fiscal quarter, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During fiscal year 2008, we had five reporting units for purposes of the analysis – analog and mixed-signal, computing, consumer, industrial and communication, and specialty. The first step of the goodwill impairment test (“Step One”) is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test (“Step Two”) is performed to measure the amount of impairment loss, if any.

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

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill as of October 4, 2008, we recorded an initial goodwill impairment charge of $862.5 million in the fourth fiscal quarter of 2008.

Further, during the fourth fiscal quarter of 2008, we concluded that sufficient indicators existed to require us to perform another goodwill impairment analysis as of November 28, 2008. We made this determination based upon a combination of factors, including the significant and sustained decline in our market capitalization below our book value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the fourth quarter of 2008 and illiquidity in the overall credit markets. Step One of the analysis as of November 28, 2008 also indicated potential impairment for three of our reporting units and we further performed the Step Two allocation of the fair value of the reporting units to the reporting units assets and liabilities (including both recognized and unrecognized intangible assets.)

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill, we recorded an additional impairment charge of $292.2 million in the fourth fiscal quarter of 2008.

Goodwill was $565.1 million as of December 31, 2010. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Other Income and Expenses

Interest Income

Our interest income decreased 43% to $3.1 million in fiscal year 2010 compared to $5.4 million in fiscal year 2009 and $15.0 million in fiscal year 2008. Interest income decreased in fiscal years 2010 and 2009 due to decreased average cash balances and continued low interest rates.

Interest Expense and Fees

Our interest expense and fees increased to $12.9 million in fiscal year 2010 from $0.6 million in fiscal year 2009 and $0.4 million in fiscal year 2008. The increase was due to interest and fees on the long-term debt agreement entered into during fiscal year 2010 to facilitate the acquisition of Techwell.

Gain (loss) on Deferred Compensation Investments

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.5 million of mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal year 2010, we recorded a gain on deferred compensation investments of $0.9 million and an increase in compensation expense of $1.1 million. During fiscal year 2009, we recorded a gain on deferred compensation investments of $2.0 million and an increase in compensation expense of $2.1 million.

Other-Than-Temporary Impairment Losses

During fiscal years 2010, 2009 and 2008, we recorded impairment charges of $1.2 million, $14.3 million and $31.8 million, respectively, before taxes, on certain auction rate securities whose decline in fair value was determined to be other-than-temporary. The initial $6.4 million impairment was recorded in our first fiscal quarter of 2008 after significant declines in fair value for two consecutive quarters. In our fourth fiscal quarter of 2008, we further recorded impairment charges of $25.4 million after global economic conditions deteriorated rapidly and additional securities experienced substantial declines in fair value over two consecutive quarters. We recorded an additional $14.3 million in fiscal year 2009 and $1.2 million in fiscal year 2010 due to credit rating downgrades in certain of our securities. We continue to monitor our auction rate securities and intend to hold all of these investments as the anticipated recovery in market value occurs.

Income Tax Expense (Benefit)

Our income tax expense from continuing operations was $85.4 million or 76.4% of pretax income for fiscal year 2010 compared to tax expense of $7.6 million or 16.5% of pretax income for fiscal year 2009. Income tax expense for fiscal year 2010 included a $68.8 million charge due primarily to a provision established upon the completion of fieldwork on a multi-year IRS examination, offset by a tax benefit of $4.5 million resulting from the donation of a portion of our facilities in Palm Bay. Income tax expense for fiscal year 2009 included a $5.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on auction rate securities, partially offset by a $3.4 million charge related to the move of our international headquarters. Excluding these unusual items, the effective tax rates on income from continuing operations were further reduced by a greater portion of income in lower tax jurisdictions.

Our income tax expense from continuing operations was $7.6 million or 16.5% of pretax income for fiscal year 2009 compared to a tax benefit of $5.3 million or 0.5% of pretax income for fiscal year 2008. Income tax expense for fiscal year 2009 included a $5.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on auction rate securities, partially offset by a $3.4 million charge related to the move of our international headquarters. In fiscal year 2008, income tax benefit from continuing operations included a $25.3 million reversal of a previously established unrecognized tax benefit (UTB) due to the expiration of the statute of limitations on the tax years 2002 through 2004. Excluding these unusual items, the effective tax rates on income from continuing operations were further reduced by a greater portion of income in lower tax jurisdictions.

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

Discontinued Operations and Related Taxes on Discontinued Operations

In fiscal year 2008, we recorded a tax benefit of $24.9 million for a reversal of a previously established UTB due to the expiration of the statute of limitations on the tax years 2002, 2003 and 2004. We recognized no income or loss for discontinued operations in fiscal years 2010 or 2009.

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current CRD for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including end market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog was $166.3 million as of December 31, 2010, $157.4 million as of January 1, 2010 and $86.9 million as of January 2, 2009. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

When we announced via our Fourth Fiscal Quarter 2010 Earnings press release (filed with our Current Report on Form 8-K on February 2, 2011), we anticipated revenues for the first fiscal quarter 2011 to be in the range of $192 to $202 million. Based on this outlook, we expected first fiscal quarter 2011 earnings per diluted share between $0.09 and $0.12.

Impact of Inflation and Changing Prices

The semiconductor industry has, for several decades, experienced a phenomenon of continual decline in sales prices per unit. This phenomenon brings unique challenges to managing our business. In order to increase revenues, we must continually introduce new products that support higher sales prices or increase the units of product sold. This leads to capacity and production management issues and requires a large investment in research and development to regularly introduce new products that are differentiated based on qualities other than price and enable us to increase our average unit selling prices. At the same time we are faced with many fixed costs in our business that increase at the same rate of general inflation in the economy and must be managed carefully and aggressively in order to maintain operating margins. These characteristics of revenue pressure from selling price, the need to invest heavily in research and development and inflation-prone fixed costs means that earning a reasonable return for our shareholders is challenging.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of December 31, 2010 (in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Future minimum operating lease commitments	$50.8	$9.6	$14.0	$13.6	$13.6
Open capital asset purchase commitments	3.3	3.3	—	—	—
Open raw material purchase commitments	53.3	41.4	11.1	0.8	—
Interest rate swap agreement	3.5	0.4	3.1	—	—
Principal and interest on long-term debt	368.1	37.0	32.5	31.6	267.0
Other purchase commitments	6.0	2.0	4.0	—	—
Standby letters of credit	2.6	2.6	—	—	—

Total	$487.6	$96.3	$64.7	$46.0	$280.6

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include leasehold improvement, test and production equipment. Open raw material purchase commitments include purchase orders for $21.7 million for externally produced wafers and the remaining primarily represents minimum purchase requirements as part of a guaranteed capacity agreement with one of our wafer suppliers. We utilize standby letters of credit primarily to provide security for various contracts or services such as workers compensation ($1.0 million), environmental items ($1.3 million) and to provide security for certain vendor relationships. These standby letters of credit have annual renewals.

Off-Balance Sheet Arrangements

The purchase agreements for certain acquisitions completed in fiscal years 2008 and 2009 contain provisions requiring the payment of additional consideration to former stockholders if revenue in excess of a base amount is attained within a specified post closing period. As a result of these provisions, we paid approximately $1.5 million additional consideration to the former shareholders of Zilker Labs, Inc. (“Zilker”) during fiscal year 2010. The amount of the additional consideration was recorded as an increase in goodwill. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of December 31, 2010, our total shareholders’ equity was $1,044.2 million and we had $383.0 million in cash and cash equivalents. In addition, we had $298.5 million in long-term debt outstanding (see Note 11 in the accompanying consolidated financial statements).

We had $69.3 million in long-term investments, primarily auction rate securities as of December 31, 2010. These securities are composed of approximately $39.8 million of insurance related securities, $13.9 million of corporate credit securities and $15.6 million of securities collateralized by student loans. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 193 basis points above one month LIBOR.

During the second quarter of fiscal year 2010, we entered into a $300.0 million bank term-loan with a term of 6 years at a floating interest rate of approximately five percent. This term loan and existing corporate cash were used to fund our purchase of Techwell in the second fiscal quarter of 2010. As of December 31, 2010, we were in compliance with all applicable covenants of the debt agreement.

During the second quarter of fiscal year 2010, we canceled our previously established $75.0 million revolving credit facility and established a new $75.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line.

Our primary sources and uses of cash during the three fiscal years ended December 31, 2010 are presented in this summarized table (in millions):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$143	$129	$204
Exercise of stock options and purchases under the employee stock purchase plan	7	6	23

	150	135	227

Proceeds of long-term debt
Proceeds of long-term debt, net of fees	288	—	—

	288	—	—

Uses of Cash
Business improvement investments
Business acquisitions, net	(405)	(18)	(48)
Capital expenditures, net of sale proceeds	(20)	(11)	(32)

	(425)	(29)	(80)

Repayments of debt
Repayments of debt	(2)	—	—

	(2)	—	—

Returned to shareholders
Stock repurchases	—	—	(155)
Dividends paid	(60)	(59)	(60)

	(60)	(59)	(215)

Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	84	85	(40)

Net increase (decrease) in cash and cash equivalents	$35	$132	$(108)

In fiscal year 2010, our operational cash flows were $143 million compared to $129 million in fiscal year 2009, an increase of $14 million, due primarily to the increase in sales. We received $288 million from the issuance of long-term debt, net of fees. We used approximately $20 million for capital expenditures and $405 million for the acquisitions of Techwell and Rock. We repaid $2 million of debt and we returned $60 million to shareholders in the form of dividends. Investment balances were decreased by $84 million in fiscal year 2010, resulting in net cash provided of $35 million overall. Investment balances decreased as certain investments matured.

Our aim is to continually improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock, debt or a combination may be issued to fund additional acquisitions to grow our business.

Our cash, cash equivalents and investments give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $15 million, or 20%, to $89 million as of December 31, 2010 from $74 million as of January 1, 2010. This increase primarily reflects the increase in sales, which increased 35% from 2009 levels.

Our net inventories increased by $21 million, or 26%, to $102 million as of December 31, 2010 from $81 million as of January 1, 2010. Our days of inventory as of December 31, 2010 reflect an inventory correction in our end markets and the resulting decrease in sales experienced in the fourth fiscal quarter of 2010. We maintained stock of certain high volume products to ensure our lead times remain within customer expectations.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $20 million for fiscal year 2010, $11 million for fiscal year 2009, and $32 million for fiscal year 2008. Capital expenditures have been focused primarily on the expansion of available capacity for both our wafer and assembly/test partners to support continuing unit volume growth. Currently, we expect fiscal year 2011 capital expenditures to be comparable to fiscal year 2010.

Proceeds from exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or ESPP) was $7 million in fiscal year 2010, compared to $6 million received in fiscal year 2009 and $23 million received in fiscal year 2008. We have changed the mix of new share-based incentive grants to a larger proportion of restricted and deferred stock units than stock options. Restricted and deferred stock units do not yield cash proceeds from an exercise event as do stock options. Additionally, exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. The recent decline in stock price has resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Stock Repurchases and Dividends

Historically, we have returned cash to shareholders through our stock repurchase and dividend programs. Our previous stock repurchase program expired on December 22, 2008.

In October 2010, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on November 19, 2010 to shareholders of record as of the close of business on November 9, 2010. In February 2011, our Board of Directors also declared a dividend of $0.12 per share, paid on February 25, 2011 to shareholders of record as of the close of business on February 15, 2011.

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

6)	fair value of equity-based compensation; and

7)	fair value of investments.

These estimates involve estimates or judgments that are difficult or subjective and require certain assumptions that, if incorrect, could create changes, including adverse ones, to our statement of operations and financial position.

Allowance for collection losses on trade receivables, or “Receivables Allowance” (in millions)

	December 31, 2010	January 1, 2010
Gross trade receivables	$95.7	$82.1
Receivables allowance	(0.4)	(2.3)
Other allowances	(6.6)	(6.2)

Net trade receivables	$88.7	$73.6

Our receivables allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not currently indicate the inability to pay but could have such an inability in the future, we maintain an allowance based on a 48-month rolling average of write-offs, which as of December 31, 2010 was approximately 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible for various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance based on our evaluation of the ultimate collectability of the account. In the fourth fiscal quarter of 2008 and first fiscal quarter of 2009, we recorded additional specific allowances totaling $2.0 million for one customer that was more than 90 days past due.

Distributor, OEM and warranty allowances, or “Other Allowances”

Allowances for various customer credits are shown in the table above as “other allowances.” This is a combination of distributor, original equipment manufacturer (OEM) and warranty allowances. Distributor allowances were $3.1 million as of December 31, 2010 and January 1, 2010. Revenue is generally recognized from sales to our customers, excluding North American distributors, when a product is shipped. Sales to international distributors are made under agreements which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are estimates of the amount of price adjustments that will be encountered in the future on inventory held by international distributors as of the balance sheet date. We rely primarily on historical international distributor transactions to estimate these adjustments. The international distributor allowances are comprised of two components that are reasonably estimable. The first component is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Specific allowances for our OEM customers totaled $2.8 million as of December 31, 2010; warranty allowances, returns for which there are product performance claims, totaled $0.7 million as of December 31, 2010.

Allowances for excess or obsolete inventory, or “Inventory Allowances”

We record our inventories at the lower of cost or market as described in Note 2 to the accompanying consolidated financial statements. As the ultimate market value that we will realize through sales on our inventory cannot be known with exact certainty, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete. These classifications are maintained for all classes of inventory, although raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 18 months and no sales forecasted for the next 24 months. We provide an allowance for 100% of the standard cost of obsolete inventory. It is our policy to scrap obsolete inventory. We conduct reviews of excess inventory on a quarterly basis and reserve a significant portion of the standard cost of excess inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 18 months or have forecasted to sell in the next 24 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete.

For all items identified as excess or obsolete, management reviews the individual facts and circumstances, i.e.: competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory. Inventory allowances totaled approximately $45.6 million on gross inventory of $147.6 million as of December 31, 2010 and $42.4 million on gross inventory of $123.6 million as of January 1, 2010.

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

Assessment of recoverability of goodwill

We perform an annual assessment of goodwill in the fourth quarter of our fiscal year. In fiscal years 2010 and 2009, we recorded no impairment of goodwill based on our analysis. In fiscal year 2008, the annual review indicated a substantial decrease in the fair value of our goodwill based on declining stock prices and lower revenue expectations. We recorded an impairment charge of approximately $1,154.7 million against goodwill in the fourth fiscal quarter of 2008. We will continue to perform a similar review in the fourth quarter of each fiscal year or more frequently if indications of potential impairment exist. See Note 9 in the accompanying consolidated financial statements for further discussion.

Goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. As of and for the year ended December 31, 2010, we had two reporting units for purposes of this analysis. Step one is to identify potential impairment. We compare the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and step two is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The amount of impairment loss is the excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be the new accounting basis.

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

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of December 31, 2010, our net deferred tax asset amounted to $113.1 million compared to $118.4 million as of January 1, 2010. As of December 31, 2010, our net valuation allowance was $1.9 million compared to $1.1 million as of January 1, 2010.

Fair value of equity-based compensation

We calculate the fair value of an equity-based compensation grant (compensation cost) on the date of grant using a lattice method. The compensation cost is then amortized straight-line over the shorter of vesting life or requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, the expected life of the stock option granted and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for each appropriate employee level. Thereafter, as vesting tiers within an option are more frequent until fully vested, forfeitures are no longer estimated but rather recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

Calculating fair value for our options and deferred stock units that have a performance measurement element to them also requires us to estimate the likely actual performance before the performance is complete. We do this by adjusting the forfeiture rate to include the expectation of actual performance at the time the calculation is made for purposes of amortizing the compensation appropriately. Such performance-based instruments, depending upon the term of required performance, may need to be remeasured as frequently as quarterly. See Note 15 in the accompanying consolidated financial statements for more information with regard to our performance-based grants.

We base these estimates of key assumptions on historical information using judgment regarding future expectations. We re-examine our assumptions on a regular basis. When such examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material effect on the amount of equity-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in our reported earnings due to changes in facts and circumstances surrounding our use of equity compensation.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investments are primarily held in money market funds, bank time deposits and auction rate securities (ARS). Some of these investments are insured for credit risk.

ARS are subject to substantial risk that the market will fail to provide the opportunity to liquidate on scheduled reset dates. This risk, which we have encountered with regard to our ARS, manifests itself in sponsoring broker-dealers withdrawing from the auction process that provides the rate reset and liquidity.

In the first fiscal quarter of 2008, we reclassed our short-term auction rate securities to long-term due to the sustained illiquidity of these securities. During fiscal years 2010, 2009 and 2008, we recorded $1.1 million, $14.3 million and $31.8 million impairments of ARS, respectively. We further recorded an additional $4.3 million unrealized loss against other comprehensive income and a related tax benefit of $2.8 million, for a net unrealized loss of $1.5 million in accumulated other comprehensive loss. See Notes 2 and 3 in the accompanying consolidated financial statements for additional quantitative and qualitative details.

As of December 31, 2010, we had open foreign exchange contracts to economically hedge forecasted foreign cash flow commitments up to six months. As our hedges on forecasted foreign cash flow commitments do not qualify for deferral, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Realized and unrealized gains and losses from economic hedges are classified in the statements of operations consistent with the accounting classification of the items being economically hedged. The derivatives are recognized on the balance sheet at their fair value. We believe our cash flow hedges have been economically effective. The table below summarizes our foreign exchange contract activity over the past two years (in millions):

	Year Ended
	December 31, 2010	January 1, 2010
Realized loss on foreign exchange contracts	$(0.2)	$(1.2)
Unrealized loss on foreign exchange contracts	$(0.9)	$(0.1)
Purchases and sales of foreign exchange contracts	$42.3	$30.1
Notional amount of open contracts as of year end	$19.5	$14.2
Fair value of open contracts as of year end	$0.5	$0.3

On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate (3-month LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate term-loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are recorded in other comprehensive income, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

We hedge against both currency exchange and interest rate risk. Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our currency exchange hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 31, 2010 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. The interest rate swap contracts serve to convert our debt from variable rate to fixed rate. Though the swap contracts were perfectly effective at the time we entered into them, any ineffectiveness in future periods caused by inconsistent cash flows on the debt and the swap contracts could impact earnings. A 10% adverse change in current interest rates for the swap derivatives held as of December 31, 2010 would have a negligible impact on the fair value of these instruments. See Note 5 in the accompanying consolidated financial statements for further discussion.

A substantial majority of our revenues billed outside the U.S. are billed and collected in U.S. dollars. Therefore, we do not believe we have material risk to revenues due to currency rate fluctuations between billing and collection of funds for those amounts billed in other currencies.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries (“the Company”) as of December 31, 2010 and January 1, 2010 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of December 31, 2010 and January 1, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 3, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 28, 2011

Orlando, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Intersil Corporation:

We have audited Intersil Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010 and the related schedule, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 28, 2011

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	January 1, 2010
	(in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$383,016	$347,667
Short-term investments	—	13,498
Trade receivables, net of allowances ($6,985 as of December 31, 2010 and $8,463 as of January 1, 2010)	88,723	73,633
Inventories	101,967	81,236
Prepaid expenses and other current assets	17,079	9,403
Income taxes receivable	3,550	—
Deferred income tax asset	19,233	27,379

Total Current Assets	613,568	552,816

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($207,530 as of December 31, 2010 and $193,348 as of January 1, 2010)	103,495	102,251
Purchased intangibles, net of accumulated amortization ($68,343 as of December 31, 2010 and $63,334 as of January 1, 2010)	139,013	26,627
Goodwill	565,132	314,676
Long-term investments	69,295	63,937
Deferred income tax asset	93,913	90,975
Other	88,053	14,499

Total Non-current Assets	1,058,901	612,965

Total Assets	$1,672,469	$1,165,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$40,674	$31,496
Accrued compensation	42,774	34,433
Deferred net revenue	13,005	9,687
Other accrued expenses	25,015	24,273
Non-income taxes payable	5,278	4,104
Income taxes payable	—	30,702
Long-term debt – current portion	23,508	—

Total Current Liabilities	150,254	134,695

Non-current Liabilities
Long-term debt	274,992	—
Income taxes payable	166,807
Other non-current liabilities	36,219	—

Total Non-current Liabilities	478,018	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 124,552,206 shares issued and outstanding as of December 31, 2010 and 122,816,221 shares issued and outstanding as of January 1, 2010	1,246	1,228
Additional paid-in capital	1,741,802	1,764,046
Accumulated deficit	(699,305)	(725,697)
Accumulated other comprehensive income (loss)	454	(8,491)

Total Shareholders’ Equity	1,044,197	1,031,086

Total Liabilities and Shareholders’ Equity	$1,672,469	$1,165,781

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(in thousands, except share and per share amounts)
Revenue	$822,400	$611,398	$769,675
Cost of revenue	344,070	276,519	370,274

Gross profit	478,330	334,879	399,401
Operating costs, expenses and other income
Research and development	183,313	145,054	143,583
Selling, general and administrative	137,484	122,584	136,003
Amortization of purchased intangibles	27,665	12,684	12,176
Acquisition-related costs	8,028	927	—
Impairment of goodwill	—	—	1,154,676

Operating income (loss)	121,840	53,630	(1,047,037)
Interest income	3,090	5,384	15,044
Interest expense and fees	(12,864)	(560)	(389)
Gain (loss) on deferred compensation investments, net	877	2,015	(3,632)
Other-than-temporary impairment losses	(1,181)	(14,305)	(31,797)

Income (loss) from continuing operations before income taxes	111,762	46,164	(1,067,811)
Income tax expense (benefit) from continuing operations	85,370	7,599	(5,309)

Income (loss) from continuing operations	26,392	38,565	(1,062,502)

Discontinued operations
Income tax benefit from discontinued operations	—	—	(24,942)

Income from discontinued operations	—	—	24,942

Net income (loss)	$26,392	$38,565	$(1,037,560)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$0.32	$(8.59)
Income from discontinued operations	—	—	0.20

Net income (loss)	$0.21	$0.32	$(8.39)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$0.32	$(8.59)
Income from discontinued operations	—	—	0.20

Net income (loss)	$0.21	$0.32	$(8.39)

Cash dividends declared per common share:	$0.48	$0.48	$0.48

Weighted average common shares outstanding (in millions):
Basic	123.8	122.3	123.7

Diluted	124.6	122.3	123.7

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(in thousands)
Net income (loss)	$26,392	$38,565	$(1,037,560)
Unrealized gain (loss) on available-for-sale investments	12,243	(660)	(10,580)
Tax effect	(2,826)	522	3,684
Unrealized loss on interest rate swap	(1,633)	—	—
Tax effect	613	—	—
Currency translation adjustments	548	33	608

Comprehensive income (loss)	$35,337	$38,460	$(1,043,848)

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except per share amounts)
Balance as of December 28, 2007	$1,270	$1,906,179	$333,528	$(2,098)	$2,238,879
Net loss	—	—	(1,037,560)	—	(1,037,560)
Dividends paid, $0.48 per common share	—	—	(59,587)	—	(59,587)
Dividends accrued to Award holders prior to vesting	—	—	(643)	—	(643)
Equity-based compensation expense	—	30,727	—	—	30,727
Shares issued under share based award plans, plus related tax benefit	17	15,093	—	—	15,110
Foreign currency translation	—	—	—	608	608
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(6,896)	(6,896)
Shares repurchased and retired	(71)	(154,927)	—	—	(154,998)

Balance as of January 2, 2009	$1,216	$1,797,072	$(764,262)	$(8,386)	$1,025,640
Net income	—	—	38,565	—	38,565
Dividends paid, $0.48 per common share	—	(58,672)	—	—	(58,672)
Dividends accrued to Award holders prior to vesting	—	(1,000)	—	—	(1,000)
Equity-based compensation expense	—	26,881	—	—	26,881
Reversal of excess tax benefit	—	(6,798)	—	—	(6,798)
Shares issued under share based award plans, plus related tax benefit	12	6,563	—	—	6,575
Foreign currency translation	—	—	—	33	33
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(138)	(138)

Balance as of January 1, 2010	$1,228	$1,764,046	$(725,697)	$(8,491)	$1,031,086
Net income	—	—	26,392	—	26,392
Dividends paid, $0.48 per common share	—	(59,400)	—	—	(59,400)
Dividends accrued to Award holders prior to vesting	—	(1,757)	—	—	(1,757)
Equity-based compensation expense	—	32,719	—	—	32,719
Shares issued under share based award plans, plus related tax benefit	18	6,194	—	—	6,212
Foreign currency translation	—	—	—	548	548
Unrealized gains on available-for-sale securities, net of tax benefit	—	—	—	9,417	9,417
Unrealized loss on interest rate swap, net of tax benefit	—	—	—	(1,020)	(1,020)

Balance as of December 31, 2010	$1,246	$1,741,802	$(699,305)	$454	$1,044,197

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$26,392	$38,565	$(1,062,502)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	48,744	33,963	34,761
Impairment of goodwill	—	—	1,154,676
Gain on assets reclassified from held for sale status	(1,078)	—	—
Impairment of assets held for sale	—	1,018	2,115
Provisions for inventory obsolescence	3,520	11,944	26,162
Equity-based compensation	32,719	26,881	30,787
Tax effect of stock options and awards exercised	(1,871)	931	6,274
Excess tax benefit received on exercise of equity-based awards	(138)	(378)	(931)
In-process research and development (credit) charge	—	(215)	3,037
Loss (gain) on sale of property and equipment	292	(40)	87
Other-than-temporary impairment losses	1,181	14,305	31,797
Deferred income taxes	(45,717)	(33,381)	(3,087)
Net income from discontinued operations	—	—	24,942
Changes in operating assets and liabilities:
Trade receivables	(14,154)	(6,938)	51,074
Inventories	(10,052)	16,680	(35,846)
Prepaid expenses and other current assets	(5,961)	2,148	(1,240)
Trade payables and accrued liabilities	2,932	(2,013)	(3,370)
Income taxes	131,850	26,523	(55,925)
Other, net	(25,688)	(750)	1,087

Net cash provided by operating activities	142,971	129,243	203,898
INVESTING ACTIVITIES:
Purchases of auction rate securities	—	—	(2,500)
Proceeds from sales or maturities of short-term investments	43,033	97,589	9,911
Purchases of short-term investments	(2,106)	(14,123)	(80,000)
Proceeds from sales or issuer calls of long-term investments	52,436	2,400	31,275
Purchases of long-term investments	(8,737)	—	—
Cash paid for acquired businesses, net of acquired cash	(405,362)	(18,192)	(47,955)
Proceeds from sales of property, plant and equipment	290	40	123
Purchases of property, plant and equipment	(20,771)	(11,073)	(31,873)

Net cash (used in) provided by investing activities	(341,217)	56,641	(121,019)

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(in thousands)
FINANCING ACTIVITIES:
Proceeds from exercise of equity-based awards	6,454	5,409	22,166
Excess tax benefit received on exercise of equity-based awards	138	378	931
Proceeds of long-term debt	300,000	—	—
Repayments of long-term debt	(1,500)	—	—
Debt issuance costs	(10,751)	—	—
Credit facility commitment fee	(1,125)	—	—
Dividends paid	(60,120)	(59,112)	(59,823)
Repurchase of outstanding common shares	—	—	(154,998)

Net cash provided by (used in) financing activities	233,096	(53,325)	(191,724)
Effect of exchange rates on cash and cash equivalents	499	(517)	1,067

Net increase (decrease) in cash and cash equivalents	35,349	132,042	(107,778)
Cash and cash equivalents as of the beginning of the period	347,667	215,625	323,403

Cash and cash equivalents as of the end of the period	$383,016	$347,667	$215,625

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization: Markets and Products

Intersil Corporation is a global designer and manufacturer of high-performance analog and mixed-signal integrated circuits for applications in the industrial, computing, communications and high-end consumer electronics markets.

Industrial products: operational amplifiers, bridge drivers, isolated and non-isolated power management products, switches and multiplexers, video decoders and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, solar generating devices, military, instrumentation, security surveillance and factory automation.

Computing products: desktop, server, notebook and network attached storage power management, including core power devices and other power management products for peripheral devices as well as lithium ion battery chargers.

Communications products: line drivers, isolated and non-isolated power management including our Zilker Labs digital power management products, broadband and hot plug power management products and high speed converters targeted to applications in markets such as digital subscriber line (DSL), home gateway, satellite, networking, cellular base station and networking/switching equipment.

High-end consumer products: gaming, light sensors, D2Audio Class D amplifiers, displays and handheld products. These products target high growth applications such as electronic game systems, MP3 players, GPS systems, liquid crystal display (LCD) televisions, AV receivers and home audio systems, tablet computers, set top boxes and smart phones.

The table below summarizes our percent of revenues by end market:

	Fiscal Year
	2010	2009	2008
Industrial	31%	20%	21%
Computing	25%	33%	31%
Communications	22%	22%	23%
High-end consumer	22%	25%	25%

Total	100%	100%	100%

Basis of Presentation

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2008 includes an extra week in the second quarter and 53 weeks for the total fiscal year ending on January 2, 2009. The next 53 week period will be in 2013. All other fiscal years presented herein contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

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

Short and Long-term Investments—We continually monitor our positions with and the credit quality of the governmental and financial institutions that issue our investments. We enter into transactions only with issuers that have a long-term debt rating of no less than AA by Standard & Poor’s and Aa2 by Moody’s. For short-term debt (a maturity date less than 365 days), the issuer must have no less than an A1 Standard & Poor’s and a P1 Moody’s credit rating. In addition, we limit the amount of investment credit exposure with any one issuer. Investments are classified as short-term or long-term on the balance sheet based on whether they mature within one year (short-term) or more than one year (long-term). Realized gains and losses on the sale of investments are determined using the specific identification method.

Available-for-Sale Investments—Investments designated as available-for-sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income. We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses that are determined to be other-than-temporary are recorded in other-than-temporary impairment losses in our consolidated statement of operations. See Note 3.

Held-to-Maturity Investments—Investments designated as held-to-maturity (HTM) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

Management deems unrealized losses to be temporary when there are short periods until the related investments mature, the issuers are deemed highly creditworthy, and we have ability and intent to hold the investments until maturity, at which time the investment will be redeemed at amortized cost. HTM investments with maturities one year or less are contained in the balance sheet line item “Short-term investments” and those beyond one year are contained in the balance sheet line item “Long-term investments.” See Note 3.

Trading Investments—Trading investments consists exclusively of a portfolio of marketable mutual funds under a non-qualified deferred employee compensation plan. We also have a liability recorded for the deferred compensation plan. The funds are recorded at fair value. We recognize changes in fair value currently in gain (loss) on deferred compensation investments, net and we record changes in the liability in selling, general and administrative expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. We classify these mutual fund assets as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations. See Note 3.

Asset Impairment—We account for long-lived asset impairments using a three-step approach for recognizing and measuring the impairment of assets to be held and used. We recognize impairment losses on long-lived assets when indicators of impairment exist and our estimate of undiscounted cash flows generated by those assets is less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets held for sale are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Financial Instruments and Derivatives —We hold derivative financial instruments to manage currency and interest rate risks. Our derivative instruments are recorded at fair value and are included in other current assets and other current liabilities. We account for these instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses on derivatives not designated as hedges are recognized currently in earnings and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to economically hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized currently in cost of revenue. We use interest rate swaps to effectively convert our variable rate to a fixed rate. The changes in the fair value of the swaps are recorded in other comprehensive income to the extent that the swap is effective. Any ineffectiveness will be recorded in income. We paid no premium for the contracts in place. See Note 5.

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. As of December 31, 2010, we maintained an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% as of January 1, 2010) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of sales. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

Inventories—Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the first-in-first-out method) or market. Inventory adjustments establish a new cost basis and are considered permanent even in instances where the costs are recoverable. Standard cost is used to relieve inventory and charge cost of revenues upon the related sale. Cost elements include purchased and manufactured materials, direct and indirect labor, plant overheads, contracted services such as test, assembly and packaging and shipping costs. Also included in inventory are immaterial amounts of allocated administrative costs. See Note 6.

Property, Plant and Equipment—Buildings, machinery and equipment are carried at cost, less depreciation and impairment charges, if any. We expense repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity. Depreciation is computed using the straight-line method over the estimated useful life of the asset. We lease certain facilities under operating leases and record the effective rental expense in the appropriate period on the straight-line method. See Note 7.

Goodwill —We perform an annual impairment review of goodwill during the fourth quarter of each year (or more frequently if indicators of impairment exist). In fiscal year 2008, our impairment review indicated an impairment of goodwill and consequently we recorded an impairment charge of $1,154.7 million in our consolidate statement of operations. No impairment charges were recorded in fiscal years 2010 or 2009. See Note 9 for further discussion.

Goodwill is tested under the two-step approach for impairment at a level of reporting referred to as a reporting unit. We have one operating segment (reportable segment) with two reporting units for fiscal years 2010 and 2009, and five reporting units for fiscal year 2008.

Income Taxes—We follow the liability method of accounting for income taxes. Current income taxes payable and receivable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the Consolidated Balance Sheets. See Note 10 for disclosures and information regarding our income tax accounting and recorded balances.

Credit line— During the quarter ended July 2, 2010, we canceled our previously established $75.0 million revolving credit facility and established a new $75.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent and certain other banks. This credit line increases our available liquidity and enhances our ability to invest in our business. To date, we have not drawn on the line.

Restructuring—A liability for a cost associated with an exit or disposal activity is recognized when a liability is incurred rather than when an exit or disposal plan is approved. We record restructuring charges when severance obligation is probable and reasonably estimable and is a vested right attributable to the employees’ service already rendered. We recorded minimal restructuring related charges in fiscal year 2010. Restructuring expenses were $2.1 million in fiscal year 2009 and $8.7 million in fiscal year 2008.

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

Given the uncertainties associated with the levels of returns and credits that may be issued to domestic distributors, we defer recognition of those sales until the domestic distributors sell the merchandise. We relieve inventory and record a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The gross profit to be derived from these sales is shown under current liabilities on the balance sheet as deferred net revenue until such time as the distributor confirms a final sale to its end customer.

The following table summarizes the deferred net revenue balance, primarily consisting of domestic distributors and certain royalty agreements (in millions):

	December 31, 2010	January 1, 2010
Deferred net revenue
Deferred revenues	$16.3	$12.8
Deferred cost of revenues	(3.3)	(3.1)

Deferred net revenue	$13.0	$9.7

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

Revenues are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Such amounts are classified in allowances to trade receivables on the face of the accompanying balance sheets. Accommodation returns are those we are not contractually obligated to accept for credit. We believe we can make reasonable and reliable estimates of future returns and price protections, other than those aforementioned for the domestic distributors, because these sales reductions are relatively small and predictable.

The following table summarizes the net revenues (in millions):

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
Gross revenues	$865.1	$644.1	$815.6
Allowances and deferrals	(42.7)	(32.7)	(45.9)

Net revenues	$822.4	$611.4	$769.7

Research and Development—Research and development costs consist of the cost of designing, developing and testing new or significantly enhanced products and are expensed as incurred.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $6.0 million, $4.7 million and $5.8 million in fiscal years 2010, 2009 and 2008, respectively. There are no prepaid advertising costs in any period presented.

Equity-based Compensation—See Note 15.

Loss Contingencies—Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigation, our practice is to include an estimate of legal costs to defend.

Retirement Benefits—We provide retirement benefits to substantially all employees primarily through a defined contribution plan to which both Intersil and its employees contribute (a qualified retirement plan under Internal Revenue Code Section 401(k)). Contributions by Intersil are based on a dollar-for-dollar match of employees’ contributions up to a certain predetermined percentage. Employees fully vest in the matching contributions after five years of service.

We provide retirement benefits under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $3.9 million and $3.5 million as of December 31, 2010 and January 1, 2010, respectively.

Retirement plans expense from continuing operations was $5.9 million, $5.5 million and $5.7 million in fiscal years 2010, 2009 and 2008, respectively, which is primarily the matching contributions to employees’ 401(k) accounts.

Other Comprehensive Income (Loss)—Comprehensive income (loss) is the change in shareholders’ equity that is not the result of investments by or distributions to shareholders. Our other comprehensive income (loss) elements are as follows.

Currency Translation Adjustments—Our international subsidiaries predominately use the appropriate local currency in their businesses. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). Cumulative translation adjustments in accumulated other comprehensive income (loss) were $3.0 million, $2.4 million and $2.4 million as of December 31, 2010, January 1, 2010 and January 2, 2009, respectively.

Unrealized Losses on AFS Investments—Unrealized losses from investment securities classified as AFS that are deemed to be temporary in nature are recognized by a charge to accumulated other comprehensive income (loss). As more fully described in Note 3, we recorded charges in fiscal years 2010, 2009 and 2008 relating to unrealized losses on our auction rate securities.

Unrealized Loss on Interest Rate Swap – On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate (3-month LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable rate term loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows. See Note 5.

Segment Information—We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits. Our chief executive officer is our chief operating decision maker.

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

NOTE 3—INVESTMENTS

In the second fiscal quarter of 2009, we adopted guidance that requires us to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income (OCI) when we do not intend to sell the security and it is more likely than not that we will not be required to sell the security prior to recovery. This guidance also requires expanded disclosures about other-than-temporary impairments of debt and equity securities. These standards were effective for periods ending after June 15, 2009 and do not change the recognition of other-than-temporary impairment for equity securities.

In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including, but not limited to, the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Long-term Investments
Debt securities
Auction rate securities (AFS)	$73.6	$7.9	$12.2	$69.3	11-40

	As of January 1, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
U. S. Treasuries (HTM)	$0.5	$—	$—	$0.5	< 1
Bank time deposits (AFS)	13.0	—	—	13.0	< 1

Total	$13.5	$—	$—	$13.5

Long-term Investments
Equity securities
Preferred shares (AFS)	$1.1	$0.6	$—	$1.7	N/A
Debt securities
Auction rate securities (AFS)	79.4	0.6	17.8	62.2	12-41

Total	$80.5	$1.2	$17.8	$63.9

We classify auction rate securities (ARS) as available-for-sale and record them at fair value. During fiscal years 2010, 2009 and 2008, certain of our investments experienced substantial declines in value. For this reason, we recorded an other-than-temporary impairment charge on these securities of $1.1 million in fiscal year 2010, $14.3 million in fiscal year 2009 and $31.8 million in fiscal year 2008, included in other-than-temporary impairment losses. The amortized cost of these securities is reduced by the recognized losses.

The preferred shares listed in the tables above represent former ARS that were converted to preferred shares at the option of the issuer during the year ended January 2, 2009.

During fiscal year 2009, we experienced a single default on an interest payment by one ARS issuer of a security with an amortized cost at that time of $3.3 million and a fair value of $3.4 million. The security was insured and we received the scheduled interest payment from the insurer. Currently, all ARS issuers are paying interest consistent with their contractual obligations.

The following table presents a rollforward of the amount related to credit losses on debt securities recognized in earnings during the year ended December 31, 2010 (in millions).

AFS Debt Securities
Beginning balance	$35.3
Credit losses recognized in earnings	—

Ending balance	$35.3

We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the year ended December 31, 2010.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of December 31, 2010 and January 1, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of December 31, 2010	$—	$—	$50.7	$(12.2)	$50.7	$(12.2)

Auction rate securities as of January 1, 2010	$4.0	$(0.1)	$51.0	$(17.7)	$55.0	$(17.8)

We had a gross realized loss of $0.1 million included in other-than-temporary impairment losses during the year ended December 31, 2010. There were no gross realized gains or losses included in income during fiscal years 2009 or 2008.

As of December 31, 2010, we had recorded a total unrealized loss of $4.3 million and a related deferred tax benefit of $2.8 million, for a net unrealized loss of $1.5 million in accumulated other comprehensive income (loss). We have concluded this decline is temporary for the following reasons:

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

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
	(in millions)
By consolidated statement of operations line item
Gain (loss) on deferred compensation investments, net	$0.9	$2.0	$(3.6)

Selling, general and administrative expense (benefit)	$1.1	$2.1	$(3.6)

	December 31, 2010	January 1, 2010
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.5	$11.1
Deferred compensation liability	$11.9	$11.2

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

Level 3—Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Trading investments	$11.5	$1.1	$10.4	$—
Available-for-sale securities	69.3	—	—	69.3
Foreign exchange contracts	0.5	—	0.5	—
Interest rate swap	(1.6)	—	(1.6)	—

	$79.7	$1.1	$9.3	$69.3

For actively traded securities, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. For available-for-sale securities, such as illiquid auction rate securities and preferred stock, we use the present value of future expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions).

AFS securities
Balance as of January 2, 2009	$81.3
Sales	(2.1)
Recognized losses	(14.3)
Unrealized losses	(1.0)

Balance as of January 1, 2010	$63.9
Sales	(5.7)
Realized gains	0.9
Recognized losses	(1.1)
Unrealized gains	11.3

Balance as of December 31, 2010	$69.3

Recognized losses are included in other-than-temporary impairment losses in the consolidated statement of operations.

NOTE 5—FINANCIAL INSTRUMENTS AND DERIVATIVES

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or fluctuations in foreign currency rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The counterparties to the agreements relating to our derivative instruments consist of two major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we continually monitor the credit ratings of such counterparties. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. As a result of the above considerations, we do not consider the risk of counterparty default to be significant.

Foreign Exchange Exposure Management — We purchase U.S. dollar call options to offset the impact of changes in foreign currency exchange rates on our operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro. We enter into these foreign currency exchange contracts to support transactions made in the normal course of business and accordingly, the contracts are not speculative in nature. We use foreign exchange contracts to economically hedge anticipated foreign cash flow commitments up to six months. We recognize changes in the fair value of these undesignated hedges in earnings immediately, which generally offset the changes in the value of the foreign currency denominated assets or liabilities being economically hedged. Realized and unrealized gains and losses from economic hedges are classified in the statements of operations consistent with the accounting classification of the items being hedged. We believe our cash flow hedges have been economically effective.

The tables below describe total open foreign exchange contracts as of December 31, 2010, January 1, 2010 and January 2, 2009 (all are options to sell foreign currencies) (in millions):

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
Realized (loss) gain on foreign exchange contracts	$(0.2)	$(1.2)	$1.2
Unrealized loss on foreign exchange contracts	$(0.9)	$(0.1)	$(0.1)
Purchases and sales of foreign exchange contracts	$42.3	$30.1	$43.0
Notional amount of open contracts as of year end	$19.5	$14.2	$20.3
Fair value of open contracts as of year end	$0.5	$0.3	$0.7

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
	($ and € in millions)
December 31, 2010	€15.0	$19.5	1 – 6 months
January 1, 2010	€10.0	$14.2	1 – 5 months

Interest Rate Exposure Management — On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate (3-month LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable rate term loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are recorded in other comprehensive income, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

We record the fair value of our derivative financial instruments in the consolidated financial statements in other current assets, other assets or accrued liabilities, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of derivative instruments designated as a cash flow hedge are recorded in OCI, to the extent the derivative instrument is effective. Changes in the fair values of derivatives not designated for hedge accounting and any ineffectiveness measured in designated hedge transactions are reported in earnings as they occur.

The fair value of these hedging instruments in the condensed consolidated balance sheet was as follows (in millions):

		Fair value as of
	Balance sheet location	December 31, 2010	January 1, 2010
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$0.5	$0.3

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$1.6	—

There was no ineffectiveness recorded in income for the year ended December 31, 2010.

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of December 31, 2010 and $2.4 million as of January 1, 2010. The standby letters of credit are primarily secured by our $75.0 million credit facility.

NOTE 6—INVENTORIES

Inventories are summarized below (in millions):

	December 31, 2010	January 1, 2010
Finished products	$38.8	$23.0
Work in process	57.9	54.1
Raw materials and supplies	5.3	4.1

Total inventories	$102.0	$81.2

As of December 31, 2010 and January 1, 2010, we had open purchase orders to purchase $22.5 million and $19.2 million, respectively, of raw material inventory from suppliers.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in millions):

	December 31, 2010	January 1, 2010
Land	$1.7	$1.8
Buildings and leasehold improvements	57.0	56.4
Machinery and equipment	252.3	237.4

Total property, plant and equipment	311.0	295.6
Accumulated depreciation and leasehold amortization	(207.5)	(193.3)

Total property, plant and equipment, net	$103.5	$102.3

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between three and eight years. Depreciation and amortization expense was $21.0 million, $20.8 million and $22.5 million for fiscal years 2010, 2009 and 2008, respectively.

In fiscal year 2008, we reclassified $2.6 million of certain equipment as held for sale and recorded losses of $1.0 million in fiscal year 2009 and $2.1 million in fiscal year 2008 to record these assets at their estimated fair value less cost to sell. This loss was recorded in the cost of revenue line item in our consolidated statement of operations. We do not record depreciation on assets held for sale. In fiscal year 2010, we reclassified a portion of our assets held for sale as machinery and equipment at the lower of fair market value or depreciated costs and recorded a $1.1 million gain in cost of revenue.

NOTE 8—ACQUISITIONS

On April 27, 2010, we completed the acquisition of Techwell, Inc. (“Techwell”), a semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive audio-visual electronics markets. Techwell’s team and products expands our leadership in two high-growth industrial markets and helps our customers build solutions that improve performance, reduce overall cost and shorten time-to-market. The acquisition significantly increases our overall industrial business, while delivering a broader product offering to Techwell’s customers and creating numerous new product opportunities for Intersil’s customers.

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

We entered into a $300.0 million bank term-loan with a term of 6 years at a floating interest rate of approximately 5% to complete the transaction. The $401.7 million purchase price was paid through corporate cash and $1.9 million of award shares and options issued to convert Techwell equity shares.

On January 8, 2010, we acquired the business of Rock Semiconductor (“Rock”) for $4.5 million in cash. The purchase included primarily intellectual property. Rock was a privately-held, fabless semiconductor company with technology leadership in power management integrated circuits.

On August 6, 2009, we acquired Quellan, Inc. (“Quellan”), a privately held leader in the design of high-performance analog signal processing integrated circuits, for approximately $13.8 million in cash and contingent consideration of $3.3 million.

Acquisition-related costs were approximately $8.0 million in the year ended December 31, 2010 and $0.9 million in the year ended January 1, 2010. Under the provisions of ASC Topic 805, Business Combinations (SFAS 141R), which was effective for business acquisitions occurring after December 15, 2008, we have recorded acquisition costs in the accompanying condensed consolidated financial statements as a component of operating income.

The results of operations of all acquirees are included in our consolidated statements of operations from the respective dates of the acquisitions.

The allocation of the aggregate purchase price is summarized as follows (in millions):

	Techwell	Rock	Quellan
Intangible assets:
Definite-lived: developed technologies	$89.7	$2.3	$6.2
Definite-lived: other	48.1	—	2.7
Indefinite-lived: goodwill	247.0	2.2	1.2
Deferred tax (assets) liabilities	(48.7)	—	9.2
Other tangible net assets, excluding cash and cash equivalents:
Short-term investments	27.6	—	—
Trade receivables, net	0.9	—	0.1
Inventories, net	14.2	—	0.2
Prepaid expenses and other current assets	2.0	—	0.1
Property, plant and equipment, net	0.6	—	0.3
Long-term investments	38.1	—	—
Other	0.1	—	—
Trade payables	(17.2)	—	(2.7)
Income taxes payable	(0.7)	—	(0.2)

Total purchase price, net of cash and cash equivalents acquired	$401.7	$4.5	$17.1

The above allocations related to Techwell are preliminary pending additional information regarding certain tax issues.

The definite-lived developed technologies purchased will be amortized over a five to eight year life. Other definite-lived intangible assets include backlog, customer relationships, in-process research and development and intellectual property. These assets have amortization lives ranging from six months to seven years, with a weighted average amortization life of 5.2 years.

None of the acquired goodwill will be deducted for tax purposes. We are responsible for the preliminary and final valuation estimates. The value of purchased in-process research and development was determined using an income approach. Purchased in-process research and development prior to January 2, 2009 was written off as of the time of acquisition and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Certain acquisitions in fiscal years 2008 and 2009 contained provisions in the purchase agreements for payment of additional consideration to former shareholders if revenue in excess of a base amount is attained within a specified post closing period. Under these provisions, we paid approximately $1.5 million additional consideration to the former shareholders of Zilker Labs, Inc. (“Zilker”) during the quarter ended October 1, 2010. The amount of the additional consideration was recorded as an increase in goodwill. The maximum remaining payout under these provisions is $14.0 million, based on revenue earned through March 2011. We do not have any amounts accrued under these provisions.

Pro forma financial information of the combined entities is not presented for Quellan and Rock due to immateriality of the financial results of the acquired entities, individually and in the aggregate. Pro forma combined financial information for Techwell and Intersil as if the acquisition had been consummated as of the beginning of the fiscal year 2008 is as follows (in millions):

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
Revenue	$849.2	$674.6	$837.3

Net earnings (loss)	$31.5	$11.1	$(1,069.4)

The pro forma net earnings (loss) amounts above are adjusted for transactions directly attributable to the acquisition. Acquisition-related costs for both Techwell and Intersil are excluded from net earnings (loss) and amortization of purchased intangibles, cost of revenue adjustments, interest expense and fees, and related tax effects are adjusted as if the acquisition occurred December 29, 2007.

Revenue attributable to Techwell since the acquisition was $64.1 million. Earnings attributable to Techwell are not presented because Techwell business operations were fully integrated into Intersil’s existing continuing operations.

NOTE 9—GOODWILL AND PURCHASED INTANGIBLES

Purchased intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	December 31, 2010		January 1, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$149.0	$54.9	$79.6	$59.6
Definite-lived: other	58.3	13.4	10.3	3.7

Total	$207.3	$68.3	$89.9	$63.3

We recorded amortization expense as follows (in millions):

	Year ended
By income statement line item	December 31, 2010	January 1, 2010	January 2, 2009
Amortization of purchased intangibles	$27.7	$12.7	$12.2

Cost of revenues	$0.1	$0.5	$0.1

Expected amortization expense by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:

Fiscal year 2011	$28.4
Fiscal year 2012	27.7
Fiscal year 2013	25.1
Fiscal year 2014	23.3
Fiscal year 2015	16.3
Thereafter	18.2

Total expected amortization expense	$139.0

We review long-lived assets, including intangible assets subject to amortization which are our developed technologies, backlog, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. During the fourth fiscal quarter of 2008, based on the impairment indicators described below relating to goodwill, we tested our long-lived assets for impairment and determined that there was no impairment. There were no triggering events in fiscal years 2010 or 2009.

Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in net goodwill balances for our one reportable segment (in millions):

	December 31, 2010	January 1, 2010
Gross goodwill balance as of beginning of period	$1,469.4	$1,468.4
Accumulated impairment charge (recorded in fiscal year 2008)	(1,154.7)	(1,154.7)
Purchase of Rock’s business	2.2	—
Purchase of Techwell	247.0	—
Purchase of Kenet	—	0.2
Purchase of Quellan	—	1.2
Adjustment to Zilker consideration	1.5	—
Adjustment resulting from purchase of Elantec Inc.	(0.2)	(0.2)
Adjustment resulting from purchase of Xicor	(0.1)	(0.2)

Goodwill balance as of end of period	$565.1	$314.7

The decrease to the Elantec and Xicor-related goodwill in both years resulted from the tax benefit received due to the exercise of vested stock options issued as part of the respective acquisitions. The increase to Zilker goodwill in fiscal year 2010 related to additional consideration provisions as discussed in Note 8.

We perform an annual test of goodwill in the fourth quarter of the fiscal year. In fiscal years 2010 and 2009, we recorded no impairment of goodwill based on our analysis. The fair value of the reporting units was significantly in excess of the carrying value as of October 1, 2010, the date in which we performed our test.

In fiscal year 2008, we recorded an impairment loss of $1,154.7 million against our goodwill in the fourth quarter, calculated as the excess of carrying amount of goodwill over the implied fair value of goodwill in our reporting units.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During fiscal years 2010 and 2009, we had two reporting units for the purpose of the analysis – analog and mixed-signal and power management. During fiscal year 2008, we had five reporting units for purposes of the analysis—analog and mixed-signal, computing, consumer, industrial and communication, and specialty.

The first step of the goodwill impairment test (“Step One”) is to identify potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test (“Step Two”) is performed to measure the amount of impairment loss, if any.

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

In fiscal year 2008, we performed our annual testing for impairment of goodwill as of the beginning of our fourth fiscal quarter and based on Step One, we determined that three reporting units indicated potential impairment. We then performed Step Two, which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting units to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

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

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill as of October 4, 2008, we recorded an initial goodwill impairment charge of $862.5 million in the fourth fiscal quarter of 2008.

During the fourth fiscal quarter of 2008, we further concluded that sufficient indicators existed to require us to perform another goodwill impairment analysis as of November 28, 2008. We made this determination based upon a combination of factors, including the significant and sustained decline in our market capitalization below our book value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the fourth fiscal quarter of 2008 and illiquidity in the overall credit markets. Step One of the analysis as of November 28, 2008 also indicated potential impairment for three of our reporting units and we further performed the Step Two allocation of the fair value of the reporting units to the reporting units assets and liabilities (including both recognized and unrecognized intangible assets.)

Based on the comparison of the residual amount of goodwill, determined after the allocation of fair value to the reporting unit assets and liabilities, to the carrying value of our goodwill, we recorded an additional impairment charge of $292.2 million.

Goodwill as of December 31, 2010 was $565.1 million. If we experience further significant declines in our stock price, market capitalization or future expected cash flows, further significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

The adjusted carrying amount of goodwill is the new accounting basis.

NOTE 10—INCOME TAXES AND DEFERRED CREDITS

Income tax expense (benefit)—the provision (benefit) for income taxes from continuing operations is summarized below (in millions):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Current taxes:
Federal	$69.6	$33.9	$(14.3)
State	9.1	0.3	0.1
Foreign	4.0	3.9	8.0

	82.7	38.1	(6.2)

Deferred taxes:
Federal	2.7	(30.7)	(0.6)
State	—	0.2	1.5

	2.7	(30.5)	0.9

Income tax expense (benefit) from continuing operations	$85.4	$7.6	$(5.3)

The benefit or expense related to tax deductions from the exercise of non-qualified stock options is recorded as an adjustment to additional paid-in capital when realized. As a result of the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options, the release of stock awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of approximately $3.0 million, $3.4 million and $6.3 million during fiscal years 2010, 2009 and 2008, respectively.

The provision (benefit) for income taxes is included in the consolidated statements of operations as follows (in millions):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Income tax expense (benefit) from continuing operations	$85.4	$7.6	$(5.3)
Income tax benefit from discontinued operations	—	—	(25.0)

Total income tax expense (benefit)	$85.4	$7.6	$(30.3)

Deferred income taxes—the components of deferred income tax assets and liabilities are as follows (in millions):

	December 31, 2010		January 1, 2010
	Current	Non- Current	Current	Non- Current
Inventory	$11.8	$—	$16.2	$—
Property, plant and equipment	—	3.1	—	1.4
Accrued expenses	4.9	—	5.6	—
Equity-based compensation	—	16.2	—	16.8
Net operating loss carryforward	1.4	23.3	2.0	26.0
Capitalized research and development	—	7.8	—	9.7
Unrealized losses on AFS securities	—	1.9	—	2.4
Impairment on ARS	—	1.2	—	1.1
Deferred compensation	—	3.8	—	5.0
Deferred revenue	1.0	—	3.5	—
Tax credits	—	36.9	—	34.4
Charitable contribution carryforward	—	2.3	—	—
All other, net	0.1	4.5	0.1	2.9

Deferred tax assets	19.2	101.0	27.4	99.7
Deferred tax liabilities: Intangibles	—	(5.2)	—	(7.6)
Valuation allowance	—	(1.9)	—	(1.1)

Net deferred tax assets	$19.2	$93.9	$27.4	$91.0

None of our deferred income tax assets or liabilities related to discontinued operations.

The table below summarizes the activity in valuation allowances (in millions):

	December 31, 2010	January 1, 2010
Balance as of beginning of period	$1.1	$6.3
Decreases related to impairment of ARS	—	(5.2)
Increases related to capital loss	0.8	—

Balance as of end of period	$1.9	$1.1

We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including net operating loss carryforwards (NOLs) and tax-credit carryforwards, are more than likely to be utilized in the foreseeable future. Therefore, we have not provided any additional valuation allowances on deferred tax assets as of December 31, 2010 and January 1, 2010 other than those described in the table above. We have gross NOLs of approximately $70.4 million from acquisitions that expire in tax years 2022 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382.

Income tax rate reconciliation—A reconciliation of the statutory United States income tax rate to our effective income tax rate from continuing operations follows:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.2	0.7	(0.1)
(Benefit) cost of earnings subject to tax rates other than U.S.	(18.6)	(21.0)	2.0
International equity-based compensation	3.7	12.6	(0.6)
Research credits	(5.8)	(12.0)	0.5
In-process research and development	—	(0.2)	(0.1)
Change in valuation allowance	0.7	(12.6)	—
Change in unrecognized tax benefits	60.8	11.2	2.1
Subpart F—interest & stock gain	1.1	3.7	(0.2)
Tax-exempt interest	—	(0.1)	0.1
Securities impairment	—	—	(1.0)
Goodwill impairment	—	—	(37.9)
Amortization of deferred tax charge	(3.1)	—	—
Other items	1.4	(0.8)	0.7

Effective income tax rate	76.4%	16.5%	0.5%

Uncertain tax positions (UTPs) and unrecognized tax benefits (UTBs)

Effective December 30, 2006, we adopted guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition matters.

Upon adoption and the conclusion of the initial evaluation of our UTPs and UTBs, no adjustments were recorded. Consistent with past practice, we classify accrued interest and penalties on income tax matters in the current liabilities section of the balance sheet as income taxes payable. When the interest and penalty portions of such UTPs are adjusted, it is classified as income tax expense. All of the UTPs and UTBs as of December 31, 2010 would impact our effective tax rate should they be recognized.

During fiscal year 2010, we recognized $6.9 million of potential interest and $3.9 million of potential penalties on UTPs in the consolidated statement of operations. During fiscal year 2009, we recognized $2.7 million of potential interest on UTPs in the consolidated statement of operations. During fiscal year 2008, the statute of limitations expired for the tax years 2002 through 2004 and we reversed to income approximately $50.2 million of a previously established UTB related to these tax years. Of this amount, $25.3 million related to international income tax matters and is included in income tax expense from continuing operations. The remaining $24.9 million related to the sale of our wireless division and is included in income tax benefit from discontinued operations. Included in these amounts was approximately $5.4 million reduction in the accrual for interest.

We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns.

The table below summarizes activity in UTPs and UTBs (in millions):

	December 31, 2010	January 1, 2010
Beginning balance (includes $3.2 million of interest and penalties as of January 1, 2010)	$32.4	$8.6
Increases related to current year tax positions	66.9	15.8
Increases related to prior year tax positions	68.7	8.0
Decreases related to lapses of statutes of limitations	(1.2)	—

Ending balance (includes $14.0 million of interest and penalties as of December 31, 2010)	$166.8	$32.4

Increases to current year tax positions relate primarily to the reorganization of Techwell and their integration into our organizational structure.

Increases to prior year tax positions relate primarily to a provision established at the completion of field work on an Internal Revenue Service (IRS) tax audit for tax years 2005 through 2007. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We are currently contesting this matter through the IRS appeals office. As the final resolution of the appeals process remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not thresholds.

We are currently unable to estimate the amount of accruals that will significantly change in the next 12 months. The major tax jurisdictions in which we operate include the United States, various individual states and several foreign jurisdictions.

Other income tax information

Pretax income of international subsidiaries was $79.1 million, $38.8 million and $83.5 million during fiscal years 2010, 2009 and 2008, respectively.

Income taxes paid were $21.7 million, $15.4 million and $23.8 million during fiscal years 2010, 2009 and 2008, respectively.

We have not provided U.S. income taxes on undistributed earnings of international subsidiaries because of our demonstrated intention to reinvest these earnings. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

NOTE 11—LONG-TERM DEBT

On April 27, 2010, we entered into a senior secured loan facility with Morgan Stanley Senior Funding, Inc., as administrative agent, and certain other banks (the “Facility”) pursuant to a Credit Agreement, dated April 27, 2010 (the “Credit Agreement”).

The Facility consists of a $300.0 million term loan facility and a $75.0 million revolving loan facility, which replaced our previous $75.0 million revolving credit facility. Additionally, $10.0 million of the revolving loan facility is available as swingline loans. All of the term loan facility was drawn on at its closing, and none of the revolving loan facility was drawn on at its closing. The term loan facility matures on the sixth anniversary of its closing, and the revolving loan facility matures on the three and one-half year anniversary of its closing. The loans under the term loan facility amortize in equal quarterly installments in annual amounts equal to 1.0% of the original principal amount of the term loan facility, with the final installment payable on the date of maturity. Additionally, we are required to repay loans outstanding under the Facility with any Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain sales of our assets and capital stock.

The Facility is secured by a first priority lien and security interest in (a) all of the equity interests and intercompany debt of our direct and indirect subsidiaries, except, in the case of foreign subsidiaries, to the extent that such pledge would be prohibited by applicable law or would result in adverse tax consequences, (b) all of our present and future tangible and intangible assets and our direct and indirect subsidiaries (other than immaterial subsidiaries and foreign subsidiaries) and (c) all proceeds and products of the property and assets described in clauses (a) and (b) above. Our obligations under the Facility are guaranteed by our direct and indirect wholly-owned subsidiaries (other than immaterial subsidiaries and foreign subsidiaries).

The term loan bears interest at 3.25% over LIBOR subject to a LIBOR floor of 1.50%. The interest rate in effect as of December 31, 2010 was 4.75%. Actual interest paid during the year ended December 31, 2010 was $7.5 million at a weighted average pre-tax interest rate of 4.8%.

The aggregate annual maturities of long-term debt remaining as of December 31, 2010 are presented in the following table (in millions):

To be recognized in:
Fiscal year 2011	$23.5
Fiscal year 2012	3.0
Fiscal year 2013	3.0
Fiscal year 2014	3.0
Fiscal year 2015	3.0
Thereafter	263.0

Total expected amortization expense	$298.5

Except for fiscal year 2011, the amounts in the table above do not include certain contingent payments that will be made in arrears based on the excess cash flow calculation of the preceding year.

The fair value of the debt approximates the carrying value as of December 31, 2010.

NOTE 12—COMMON STOCK AND DIVIDENDS

Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in fiscal year 2005 that restated authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and 2 million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued.

We immediately retire shares of Class A common stock repurchased under plans approved by our Board of Directors (see Note 13).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented ($ in millions, except per share amounts; shares in thousands):

	December 31, 2010	January 1, 2010	January 2, 2009
Beginning balance	122,816	121,626	126,990
Shares issued under stock plans, net of shares withheld for taxes	1,736	1,190	1,741
Repurchase/retirement of shares	—	—	(7,105)

Ending balance	124,552	122,816	121,626

Dividends paid to shareholders	$59.4	$58.7	$59.6

Dividends paid per share	$0.48	$0.48	$0.48

Dividends—we have paid a quarterly dividend since September 2003. In February 2011, the Board declared a dividend of $0.12 per share for the first fiscal quarter of 2011, an indicated annual rate of $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

NOTE 13—SHARE REPURCHASES; TREASURY SHARES

Since fiscal year 2001, we have periodically repurchased our Class A common shares on the open market acting under plans authorized by the Board of Directors. The primary purpose of the share repurchases has been to return cash generated by the business to shareholders. A secondary objective has been to offset the dilution from employee stock option exercises.

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

Total: $1,222 million through December 31, 2010

The number of shares to be repurchased and the timing of purchases will be based on a variety of factors, including general market conditions and the market price and trading volume of its shares. Shares are immediately retired upon repurchase.

We currently do not have an active share repurchase program.

NOTE 14—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

Geographic Information—we operate exclusively in the semiconductor industry and primarily the analog and mixed-signal sector therein. Substantially all revenues result from the sale of semiconductor products. We eliminate all intercompany revenues and balances.

The table below summarizes operations by geographic area (in millions):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
United States Operations
Net revenues	$138.0	$98.1	$136.5
Tangible long-lived assets	58.2	64.6	70.0
International Operations
Net revenues	684.4	513.3	633.2
Tangible long-lived assets	45.3	37.7	42.8

Concentrations of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Sales by country for continuing operations
China (includes Hong Kong)	49%	49%	42%
United States	17	16	18
South Korea	7	11	12

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore and Netherlands accounted for at least 1% of our total revenues in fiscal year 2010.

Three distributor customers and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 45% of revenues in fiscal year 2010. One distributor, Aeco Technology Co., LTD, represented 11% of revenues during fiscal year 2010 and 12% of aggregate net accounts receivable as of December 31, 2010. In January 2011, we announced our intent to terminate our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We have strengthened our relationship with Avnet Memec, which enables Avnet to integrate our unique product portfolio into its existing design chain services and strengthens our offering to a global network of customers.

We rely on external vendors for approximately 85% of our wafer supply as measured in units. Additionally, we rely significantly on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are primarily located in Asia, where a significant volume of our final product sales are made.

NOTE 15—EQUITY-BASED COMPENSATION

Share-based Payment Arrangements—As of December 31, 2010, our 2008 Equity Compensation Plan (“2008 Plan”) included several available forms of stock compensation of which only stock options (Options) and stock awards (Awards) have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, we have issued Options in exchange for outstanding stock options under various plans of acquired companies (Acquired Plans). We also have the 2000 Employee Stock Purchase Plan (ESPP) whereby eligible employees can purchase shares of Intersil common stock.

These plans are summarized below (in thousands):

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of December 31, 2010	Shares Available for Issuance at December 31, 2010
1999 Plan	36,250	5,934	—
2008 Plan	21,352	8,628	6,045
2009 Option Exchange Plan	2,914	1,861	—
Acquired Plans	—	1,001	—
ESPP	4,584	—	1,258

	65,100	17,424	7,303

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

The fair value of an Option grant (compensation cost) is calculated by us on the date of grant using a lattice model. This compensation cost is then amortized straight-line over the period relating to service conditions (total vesting period). Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the stock option. See the table below for a presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. We estimate our volatility using a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. Additionally, we estimate the expected life of the option at the time of the grant, based on historical information. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material effect on the amount of equity-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changes in facts and circumstances surrounding our use of stock compensation.

For Options granted in fiscal years 2010 and 2009, we estimated the fair value of each Option as of the date of grant with the following assumptions:

	Year ended
	December 31, 2010	January 1, 2010
Range of expected volatilities	40.3 – 46.0%	37.3 – 51.1%
Weighted average volatility	43.0%	42.5%
Range of dividend yields	3.1 – 4.7%	3.2 – 5.0%
Weighted average dividend yield	3.3%	3.8%
Range of risk-free interest rates	1.0 – 6.4%	2.0 – 5.3%
Weighted average risk-free interest rate	2.5%	3.3%
Range of expected lives, in years	1.3 – 5.7	4.9 – 5.7
Weighted average expected life, in years	5.4	5.5

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

On October 6, 2009, our shareholders approved a proposal to allow for a one-time stock option exchange program to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options. The exchange program was designed to increase the retentive and incentive value of our equity compensation program without incurring significant additional equity-based expense. Stock options with an exercise price between $22.00 and $35.99 were eligible for exchange for new options with an option price of $13.08, the closing stock price on November 6, 2009, the date of the exchange. In the exchange, 5,682,114 old option shares were exchanged for 2,011,627 shares of new options, granted out of the 2008 Equity Compensation Plan. The tendered old option shares were cancelled in the exchange. The exchange resulted in $1.1 million of incremental future compensation. The incremental future compensation and the unrecognized compensation on the old options will be recognized over the lesser of the requisite service period or the vesting term of the new options.

Information Regarding Options and Awards—Information about Options and Awards as of December 31, 2010 and activity for Options and Awards for the three fiscal years then ended is presented below:

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 28, 2007	17,368	$24.91	4.7	1,411
Granted	2,385	23.21		1,080
Exercised(4)	(1,178)	15.78		(343)
Canceled	(2,843)	31.15		(240)

Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted	4,591	12.62		1,294
Performance adjustment	—	—		45
Exercised(4)	(348)	6.08		(511)
Canceled(1)	(7,706)	26.15		(209)

Outstanding as of January 1, 2010	12,269	$19.18	4.2	2,527
Granted(2)(3)	2,467	14.49		3,056
Performance adjustment	—	—		(47)
Exercised(4)	(408)	11.36		(1,109)
Canceled	(1,112)	28.57		(219)

Outstanding as of December 31, 2010	13,216	$17.75	4.0	4,208	$80.3	$55.9

As of December 31, 2010
Exercisable/vested(4)	7,557	$20.45	2.7	98	$7.9	—
Unexercisable/unvested	5,659	$14.15	5.8	4,110	$72.4	$55.9
Number vested and expected to ultimately vest	13,032	$17.80	4.0	2,628	$56.0

(1)	Includes 5,682,114 shares cancelled in our option exchange program.
(2)	Includes 1,708,956 award shares and 22,898 options that were issued in order to convert unvested Techwell equity shares as a result of the acquisition. Of those, 1,508,004 were issued from the 2008 Intersil Equity Compensation Plan. The remaining shares were issued from Techwell’s 2006 Stock Compensation Plan.
(3)	Awards granted include 232,000 PDSU shares issued in fiscal year 2010 that have not yet been earned.
(4)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of December 31, 2010 were 98,000 shares as shown in the Awards column as Exercisable/vested.

The following table represents the weighted average fair value compensation cost per share of awards granted:

	Fiscal Year
	2010	2009	2008
Options	$4.32	$4.02	$6.01

Awards	$15.16	$12.23	$23.16

Aggregate	$10.32	$5.82	$11.35

The weighted average recognition period for this compensation cost is 2.27 years. As of December 31, 2010, the unrecognized compensation cost expected to be recognized over a period of 4.0 actual years is as follows (in millions):

To be recognized in:
Fiscal year 2011	27.6
Fiscal year 2012	17.5
Fiscal year 2013	9.4
Fiscal year 2014	1.4

Total unrecognized compensation cost	$55.9

This table contains information with respect to stock options outstanding and stock options exercisable, presented in exercise price ranges:

Exercise Price Ranges	Options Outstanding	Options Outstanding —Weighted Average Remaining Contract Lives	Options Outstanding —Weighted Average Exercise Price	Options Vested	Options Vested— Weighted Average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 2.74 – $11.75	626	4.3	$8.68	318	$6.72
$11.85 – $12.02	1,802	5.2	$12.02	671	$12.02
$12.07 – $12.87	192	4.7	$12.42	82	$12.80
$12.93 – $13.08	1,953	5.7	$13.07	549	$13.08
$13.31 – $14.21	169	5.5	$13.82	52	$13.72
$14.40 – $14.80	1,986	6.0	$14.79	32	$14.44
$14.99 – $17.08	1,408	2.9	$16.19	1,058	$16.38
$17.16 – $20.12	1,326	1.7	$18.43	1,326	$18.43
$20.29 – $26.41	1,322	1.5	$23.97	1,300	$23.98
$26.42 – $34.50	2,432	2.7	$28.36	2,169	$28.57

As of December 31, 2010	13,216		$17.75	7,557	$20.45

Our ESPP has purchase settlement dates in the second and fourth quarters. The ESPP does not have a lookback option provision.

	Year ended
Additional Disclosures	December 31, 2010	January 1, 2010	January 2, 2009
	(shares in thousands, $ in millions)
Shares issued under the employee stock purchase plan	564	475	328

Aggregate intrinsic value of stocks options exercised	$1.4	$2.7	$11.5

We issue new shares of common stock upon the exercise of Options.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested Options and Awards as of December 31, 2010 and changes during the fiscal year then ended (shares in thousands):

	Options Unvested	Options— Weighted Average Grant Date Fair Values	Awards Unvested	Awards— Weighted Average Grant Date Fair Values
Unvested as of January 1, 2010	5,500	$4.39	2,435	$18.20
Granted	2,467	$4.32	3,056	$15.16
Vested	(1,963)	$4.59	(1,162)	$19.64
Forfeited	(345)	$4.23	(219)	$16.52

Unvested as of December 31, 2010	5,659	$4.30	4,110	$15.62

Financial Statement Effects and Presentation—the following table shows total equity-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations (in millions):

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
By statement of operations line item
Cost of revenue	$2.1	$2.4	$3.5
Research and development	16.0	11.6	13.2
Selling, general and administrative	14.6	12.9	14.1
By stock type
Stock options	$10.7	$15.2	$19.0
Restricted and deferred stock awards	20.9	10.7	10.8
Employee stock purchase plan	1.1	0.9	1.0

	December 31, 2010	January 1, 2010
	(in millions)
Equity-based compensation capitalized in inventory	$0.8	$0.9

Performance-based Grants—As of December 31, 2010, we had stock awards outstanding that include the usual service conditions as well as performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0% – 150% of the original grant.

As a result of the performance condition requirement, these grants are evaluated periodically for the estimated number of shares that might be issued when fully vested. The fair value measurement and its effect on income is then adjusted as a result of these periodic evaluations. The total fair value measurement with regard to the performance-based grants which are outstanding as of year-end, which is expected to be recognized as compensation cost over the performance period, was $7.1 million. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of equity-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amount of equity-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of equity-based compensation can cause more volatility in our net income in various periods and in aggregate.

December 31, 2010
(in thousands)
Performance-based deferred stock units (PDSU) outstanding	821.2
Maximum PDSU shares that could be issued assuming the highest level of performance	1,229.5
PDSU shares expected to vest	553.4

NOTE 16—DISCONTINUED OPERATIONS

We sold our Wireless product group in fiscal year 2003 and certain operations were thereafter presented as discontinued operations in our consolidated financial statements. In fiscal year 2008, we reversed $24.9 million for a previously established UTB due to the expiration of the statute of limitations on the tax years 2002 and 2003.

NOTE 17—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year ended
	December 31, 2010	January 1, 2010	January 2, 2009
Numerator
Net income (loss) from continuing operations	$26,392	$38,565	$(1,062,502)
Net income from discontinued operations	—	—	24,942

Net income (loss) to common shareholders (numerator for basic and diluted earnings per share)	$26,392	$38,565	$(1,037,560)

Denominator
Denominator for basic earnings (loss) per share—weighted average common shares	123,765	122,250	123,724
Effect of dilutive securities:
Stock options, awards and warrants	832	55	—

Denominator for diluted earnings (loss) per share adjusted—weighted average common shares	124,597	122,305	123,724

Basic earnings (loss) per share
Continuing operations	$0.21	$0.32	$(8.59)
Discontinued operations	—	—	0.20

Net income (loss) per share	$0.21	$0.32	$(8.39)

Diluted earnings (loss) per share
Continuing operations	$0.21	$0.32	$(8.59)
Discontinued operations	—	—	0.20

Net income (loss) per share	$0.21	$0.32	$(8.39)

Anti-dilutive shares not included in the above calculations
Awards	1,010	2,138	1,908

Options	13,227	15,402	15,732

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

The table below summarizes changes in product warranty allowances in other accrued expenses for fiscal years 2010 and 2009 (in millions):

Balance, January 2, 2009	$0.9
Accruals for warranties issued during the period	0.9
Settlements made (in cash or in kind) during the period	(1.2)

Balance, January 1, 2010	$0.6
Accruals for warranties issued during the period	1.6
Settlements made (in cash or in kind) during the period	(1.6)

Balance, December 31, 2010	$0.6

Indemnifications—we sold our facility in Pennsylvania to Fairchild Semiconductor (Fairchild) in March 2001. Fairchild subsequently alleged that trichloroethylene was discovered in the groundwater under that site, and has indicated that they will be seeking indemnification from Intersil. To the extent any contamination was caused prior to August 1999, Harris Corporation has indemnified Intersil against any associated environmental liabilities. Harris’ indemnification of us and our indemnification of Fairchild have no expiration date, nor do they have a maximum amount.

The Harris facilities in Palm Bay, Florida, are listed on the National Priorities List (NPL) for groundwater clean up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the affected property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

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

NOTE 19—LEASES AND COMMITMENTS

Total rental expense from continuing operations amounted to $9.7 million, $9.0 million and $8.9 million for fiscal years 2010, 2009 and 2008, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $50.8 million as of December 31, 2010.

The following table sets forth future contractual obligations and off balance sheet arrangements, which are generally non-cancellable, as of December 31, 2010 (in millions):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter
Future minimum lease commitments	$9.6	$7.4	$6.6	$5.0	$8.6	$13.6
Open capital asset purchase commitments	3.3	—	—	—	—	—
Open raw material purchase commitments	41.4	10.0	1.1	0.8	—	—
Interest rate swap agreement	0.4	1.0	2.1	—	—	—
Principal and interest on long-term debt	37.0	16.2	16.3	15.9	15.7	267.0
Other purchase commitments	2.0	2.3	1.7	—	—	—
Standby letters of credit	2.6	—	—	—	—	—

Total	$96.3	$36.9	$27.8	$21.7	$24.3	$280.6

Future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include leasehold improvements test, and production equipment. Open raw material purchase commitments are comprised of minimum purchase contracts and purchase orders for foundry wafers, silicon wafers, as well as other miscellaneous items. We utilize standby letters of credit primarily for security for workers compensation, environmental items, and as security for our vendors.

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

Texas Advanced Optoelectronic Solutions, Inc. (TAOS) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. A claim construction opinion will be forthcoming from the Court.

We believe that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting us from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of our operations for the period in which the ruling occurs, or in future periods. We estimate the possible, but not necessarily probable, range of loss in the TAOS matter to be from $0 to $17 million. However, because we believe the defense of these matters to be probable, we record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. As of December 31, 2010, we have recorded approximately $0.1 million related to defense costs.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated (in millions, except per share data):

	Quarters Ended
	Dec 31, 2010	Oct 1, 2010	Jul 2, 2010	Apr 2, 2010	Jan 1, 2010	Oct 2, 2009	Jul 3, 2009	Apr 3, 2009
Net revenue	$194.0	$219.1	$219.9	$189.4	$177.7	$168.3	$147.3	$118.2
Gross profit	114.1	129.1	128.2	106.9	98.2	91.8	79.8	65.1
Net income (loss)	$26.1	$32.1	$(59.4)	$27.7	$17.7	$12.3	$6.2	$2.4

Income (loss) per share (basic):	$0.21	$0.26	$(0.48)	$0.22	$0.15	$0.10	$0.05	$0.02

Income (loss) per share (diluted):	$0.21	$0.26	$(0.48)	$0.22	$0.15	$0.10	$0.05	$0.02

In the quarter ended January 1, 2010, we corrected the following errors in accounting for income taxes, related primarily to equity compensation.

•	increased tax expense by $1.8 million (approximately $1.2 million related to prior fiscal years)

•	decreased additional paid in capital by $6.8 million (approximately $6.8 million related to prior fiscal years)

•	increased income taxes payable by a net $8.6 million (approximately $8.0 million related to prior fiscal years)

We have analyzed the effect of the misstatement on prior periods in accordance with the appropriate authoritative literature and concluded that the misstatement was not material to fiscal year 2009 or to the trends on earnings among fiscal years or the quarters within all affected years.

NOTE 22—RECENT ACCOUNTING PRONOUNCEMENTS

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

—End of Consolidated Financial Statements—

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) as of the end of the period covered by this Form 10-K.

Based on this evaluation, our CEO, CFO, and officers concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in providing reasonable assurance that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fiscal fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following individuals served on our Board of Directors as of December 31, 2010:

David B. Bell; Robert W. Conn; James V. Diller; Gary E. Gist; Mercedes Johnson; Gregory Lang; Jan Peeters; Robert N. Pokelwaldt; and James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of December 31, 2010 were as follows:

David B. Bell, Jonathan A. Kennedy, Thomas C. Tokos, Peter Oaklander, Susan Hardman, Vern Kelley, David Loftus and Sagar Pushpala. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available on the Investor Relations section of our website, http://www.intersil.com/investor. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11. Executive Compensation.

The information required under this item will appear under the captions “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Severance and Change-in-Control Benefits—Change-in-Control Severance Agreements” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will appear under the captions “Corporate Governance—Director Compensation and Related Party Transactions,” “Corporate Governance—Director Independence” and “Corporate Governance—Committees of the Board” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services.

The information required under this item will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Card), “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval Policy” in the definitive Proxy Statement relating to our 2011 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(b)	Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction from Allowances	Balance as of End of Period
Allowance for uncollectible accounts
2010	$2.3	$0.4	$(0.2)	$2.1	$0.4
2009	$1.6	$1.0	$(0.3)	$—	$2.3
2008	$0.6	$0.8	$0.2	$—	$1.6

Inventory allowances
2010	$42.4	$10.2	$1.6	$8.6	$45.6
2009	$38.3	$5.7	$0.4	$2.0	$42.4
2008	$21.0	$31.8	$0.4	$14.9	$38.3

Sales returns and allowances
2010	$6.2	$46.7	$—	$46.3	$6.6
2009	$6.9	$34.0	$—	$34.7	$6.2
2008	$6.7	$37.0	$—	$36.8	$6.9

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

(c)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit C to the definitive proxy statement on Form DEF 14A, filed March 25, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).

10	Credit Agreement, dated April 27, 2010, by and among Intersil, the Lenders (as defined therein), Bank of America, N.A. as syndication agent, U.S. Bank National Association as co-documentation agent, Wells Fargo Bank, N.A. as co-documentation agent, Morgan Stanley Senior Funding Inc. as administrative agent and swingline lender, Morgan Stanley & Co. Incorporated as collateral agent and Morgan Stanley Bank, N.A. as issuing lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 30, 2010).

14	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, filed March 9, 2004).

21	Subsidiaries of Intersil Corporation.*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ David B. Bell
David B. Bell Chief Executive Officer February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ David B. Bell	President, Chief Executive Officer and	February 28, 2011
	David B. Bell	Director (principal executive officer)

By:	/s/ Jonathan A. Kennedy	Chief Financial Officer (principal financial	February 28, 2011
	Jonathan A. Kennedy	and accounting officer)

By:	/s/ Gary E. Gist	Chairman of the Board of Directors	February 28, 2011
Gary E. Gist

By:	/s/ Robert W. Conn	Director	February 28, 2011
Robert W. Conn

By:	/s/ James V. Diller	Director	February 28, 2011
James V. Diller

By:	/s/ Mercedes Johnson	Director	February 28, 2011
Mercedes Johnson

By:	/s / Gregory Lang	Director	February 28, 2011
Gregory Lang

By:	/s/ Jan Peeters	Director	February 28, 2011
Jan Peeters

By:	/s/ Robert N. Pokelwaldt	Director	February 28, 2011
Robert N. Pokelwaldt

By:	/s/ James A. Urry	Director	February 28, 2011
James A. Urry