Form 10-Q
period 2011-04-01
INTERSIL CORP/DE
filed 2011-05-06
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

408-432-8888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 28, 2011:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	125,620,728

INTERSIL CORPORATION

PART I.-FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended
	April 1, 2011	April 2, 2010
	($ in thousands, except per share data)
Revenue	$198,875	$189,386
Cost of revenue	83,833	82,460

Gross profit	115,042	106,926

Operating costs and expenses:
Research and development	49,709	41,674
Selling, general and administrative	35,013	31,589
Amortization of purchased intangibles	6,874	2,881
Restructuring	2,346	(10)
Acquisition-related costs	262	965

Operating income	20,838	29,827
Interest income	803	699
Interest expense and fees	(4,543)	(173)
Gain on deferred compensation investments, net	208	340
Other-than-temporary impairment losses	—	(1,082)

Income before income taxes	17,306	29,611
Income tax expense	3,172	1,936

Net income	$14,134	$27,675

Earnings per share:
Basic	$0.11	$0.22

Diluted	$0.11	$0.22

Cash dividends declared per common share	$0.12	$0.12

Weighted average common shares outstanding (in millions):
Basic	124.8	123.0

Diluted	125.0	123.4

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$390,318	$383,016
Trade receivables, net of allowances ($8,109 as of April 1, 2011 and $6,985 as of December 31, 2010)	85,798	88,723
Inventories	98,218	101,967
Prepaid expenses and other current assets	16,843	17,079
Income taxes receivable	4,740	3,550
Deferred income tax asset	19,232	19,233

Total Current Assets	615,149	613,568

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($212,962 as of April 1, 2011 and $207,530 as of December 31, 2010)	99,498	103,495
Purchased intangibles, net of accumulated amortization ($47,304 as of April 1, 2011 and $68,343 as of December 31, 2010)	132,140	139,013
Goodwill	566,475	565,132
Deferred income tax asset	90,306	93,913
Long-term investments	62,859	69,295
Other	84,633	88,053

Total Non-current Assets	1,035,911	1,058,901

Total Assets	$1,651,060	$1,672,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$37,457	$40,674
Accrued compensation	36,972	42,774
Deferred net revenue	8,982	13,005
Other accrued expenses	29,452	27,451
Non-income taxes payable	2,532	2,842
Long-term debt – current portion	3,000	23,508

Total Current Liabilities	118,395	150,254

Non-current Liabilities
Long-term debt	275,195	274,992
Income taxes payable	165,892	166,807
Other non-current liabilities	35,277	36,219

Total Non-current Liabilities	476,364	478,018

Shareholders’ Equity
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 125,205,525 shares issued and outstanding as of April 1, 2011 and 124,552,206 shares issued and outstanding as of December 31, 2010	1,252	1,246
Additional paid-in capital	1,736,458	1,741,802
Accumulated deficit	(685,171)	(699,305)
Accumulated other comprehensive income	3,762	454

Total Shareholders’ Equity	1,056,301	1,044,197

Total Liabilities and Shareholders’ Equity	$1,651,060	$1,672,469

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 1, 2011	April 2, 2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$14,134	$27,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,464	7,731
Gain on assets reclassified from held for sale status	—	(1,078)
Equity-based compensation	7,006	7,401
Provisions for inventory obsolescence	1,447	926
Tax effect of stock options and awards exercised	188	—
Excess tax benefit received on exercise of equity-based awards	(189)	(55)
Loss on sale of property and equipment	—	499
Other-than-temporary impairment losses	—	1,082
Deferred income taxes	1,343	—
Changes in operating assets and liabilities:
Trade receivables	2,925	(11,588)
Inventories	2,302	(24)
Prepaid expenses and other current assets	236	440
Trade payables and accrued liabilities	(11,016)	4,335
Income taxes	(2,105)	(726)
Other, net	2,221	130

Net cash provided by operating activities	30,956	36,748
INVESTING ACTIVITIES:
Proceeds from sales or maturities of short-term investments	—	13,000
Proceeds from sales or issuer calls of long-term investments	10,110	—
Cash paid for acquired businesses, net of acquired cash	—	(4,000)
Proceeds from sales of property, plant and equipment	—	52
Purchases of property, plant and equipment	(1,746)	(2,449)

Net cash provided by investing activities	8,364	6,603
FINANCING ACTIVITIES:
Proceeds from exercise of equity-based awards	2,442	3,314
Excess tax benefit received on exercise of equity-based awards	189	55
Repayments of long-term debt	(20,305)	—
Dividends paid	(15,161)	(14,779)

Net cash used in financing activities	(32,835)	(11,410)
Effect of exchange rates on cash and cash equivalents	817	(468)

Net increase in cash and cash equivalents	7,302	31,473
Cash and cash equivalents as of the beginning of the period	383,016	347,667

Cash and cash equivalents as of the end of the period	$390,318	$379,140

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) is a global designer and manufacturer of high-performance analog and mixed-signal integrated circuits (ICs) for applications in the industrial, computing, communications and high-end consumer electronics markets.

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 31, 2010 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Note 2—Investments

Investments designated as available for sale (AFS) are reported at fair value. We record the unrealized gains and losses, net of tax, as a component of other comprehensive income (OCI). We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses, such as other-than-temporary losses on equity securities and the credit component of other-than-temporary losses on debt securities, are recorded in other-than-temporary impairment losses on the accompanying financial statements.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of April 1, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)

Long-term Investments
Debt securities
Auction rate securities	$63.5	$9.0	$9.6	$62.9	11-41

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)

Long-term Investments
Debt securities
Auction rate securities	$73.6	$7.9	$12.2	$69.3	11-41

We classify auction rate securities (ARS) and preferred equity securities as available for sale and record them at fair value. During the quarter ended April 2, 2010, we determined that certain of our equity securities had declines in value that were other-than-temporary and we recorded a $1.1 million impairment charge on the securities. Impairment charges are included in other-than-temporary impairment losses in the accompanying financial statements. The amortized cost of these securities is reduced by the recognized losses.

We recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in OCI when we do not intend to sell the security and it is more likely than not that we will not be required to sell the security prior to recovery. In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in other comprehensive income in the quarter ended April 1, 2011.

The following table presents a rollforward of the amount related to credit losses on debt securities recognized in earnings (in millions):

AFS Debt Securities
Beginning balance as of December 31, 2010	$35.3
Credit losses recognized in earnings	—

Ending balance as of April 1, 2011	$35.3

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of April 1, 2011 and December 31, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of April 1, 2011	$—	$—	$43.3	$9.6	$43.3	$9.6

Auction rate securities as of December 31, 2010	$—	$—	$50.7	$12.2	$50.7	$12.2

During the quarter ended April 1, 2011, approximately $10.1 million of our ARS were called at par. There were no recognized gains or losses included in income during the quarters ended April 1, 2011 or April 2, 2010.

As of April 1, 2011, we had recorded a total unrealized loss of $0.6 million and a related deferred tax benefit of $1.9 million, which includes additional deferred tax benefits related to intercompany transfers. The total net unrealized gain of $1.3 million is included in accumulated other comprehensive income. We have concluded that the unrealized losses are temporary for the following reasons:

•	we do not intend to sell the securities;

•	we believe it is more likely than not that we will not be required to sell the securities prior to the recovery of amortized cost; and

•	the unrealized losses are due to conditions other than a credit loss.

We may be required to record additional impairment charges if additional declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on our fair value estimates, which could change significantly based on market conditions.

Trading Investments

Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate owned life insurance in a qualified deferred employee compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these investments as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations.

	Quarter ended
	April 1, 2011	April 2, 2010
	(in millions)

By consolidated statement of operations line item
Gain on deferred compensation investments, net	$0.2	$0.3

Selling, general and administrative expense	$0.3	$0.3

	April 1, 2011	December 31, 2010
	(in millions)

Balance sheet impact
Deferred compensation assets (trading)	$11.7	$11.5

Deferred compensation liability	$12.1	$11.9

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

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of April 1, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.2	$—	$0.2	$—
Long-term investments:
Auction rate securities	62.9	—	—	62.9
Other non-current assets:
Deferred compensation investments	11.7	1.1	10.6	—

Total assets measured at fair value	$74.8	$1.1	$10.8	$62.9

Liabilities
Other accrued expenses:
Interest rate swap	$1.5	$—	$1.5	$—

Total liabilities measured at fair value	$1.5	$—	$1.5	$—

	Fair value as of December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.5	$—	$0.5	$—
Long-term investments:
Auction rate securities	69.3	—	—	69.3
Other non-current assets:
Deferred compensation investments	11.5	1.1	10.4	—

Total assets measured at fair value	$81.3	$1.1	$10.9	$69.3

Liabilities
Other accrued expenses:
Interest rate swap	$1.6	$—	$1.6	$—

Total liabilities measured at fair value	$1.6	$—	$1.6	$—

There were no transfers into or out of Level 1 and Level 2 financial assets and liabilities during fiscal years 2010 or 2011.

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

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions):

	Available-for-sale debt securities
	Insurance related auction rate securities	Corporate credit auction rate securities	Student loan auction rate securities	Total
Balance as of December 31, 2010	$39.8	$13.9	$15.6	$69.3
Transfers into or out of Level 3	—	—	—	—
Total gains or losses:
Unrealized gains	3.1	0.6	—	3.7
Purchases, issuances, sales and settlements:
Sales	(10.1)	—	—	(10.1)

Balance as of April 1, 2011	$32.8	$14.5	$15.6	$62.9

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

Foreign Exchange Exposure Management—We purchase U.S. dollar call options to offset the impact of changes in foreign currency exchange rates on our operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro. We enter into these foreign currency exchange contracts to support transactions made in the normal course of business and accordingly, the contracts are not speculative in nature. We use foreign exchange contracts to economically hedge anticipated foreign cash flow commitments up to six months. We recognize changes in the fair value of these undesignated hedges in earnings immediately, which generally offset the changes in the value of the foreign currency denominated assets or liabilities being economically hedged. Realized and unrealized gains and losses from economic hedges are classified in the statements of operations consistent with the accounting classification of the items being hedged. We believe our cash flow hedges have been economically effective.

Interest Rate Exposure Management—On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the 3-month London Interbank Offered Rate (LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate term-loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair values of the swaps at inception were zero and subsequent changes in the fair values of the swaps are recorded in other comprehensive income, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

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

The fair value of these hedging instruments in the unaudited condensed consolidated balance sheet was as follows (in millions):

		Fair value as of
	Balance sheet location	April 1, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$0.2	$0.5

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$1.5	$1.6

There was no ineffectiveness recorded in income for the quarter ended April 1, 2011.

Note 5—Inventories

Inventories are summarized below (in millions):

	April 1, 2011	December 31, 2010
Finished products	$32.6	$38.8
Work in process	59.7	57.9
Raw materials and supplies	5.9	5.3

Total inventories	$98.2	$102.0

Note 6—Goodwill and Purchased Intangibles

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

	April 1, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$125.9	$36.9	$149.0	$54.9
Definite-lived: other	53.5	10.4	58.3	13.4

Total	$179.4	$47.3	$207.3	$68.3

We recorded amortization expense as follows (in millions):

	Quarter ended
By income statement line item	April 1, 2011	April 2, 2010
Amortization of purchased intangibles	$6.9	$2.9

Cost of revenue	$—	$0.1

Expected amortization expense remaining by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2011	$20.9
Fiscal year 2012	27.7
Fiscal year 2013	25.1
Fiscal year 2014	23.3
Fiscal year 2015	16.3
Thereafter	18.8

Total expected amortization expense	$132.1

We review long-lived assets, including intangible assets subject to amortization which are our developed technologies, backlog, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. There were no triggering events in the periods presented herein.

Goodwill—is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in the net goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 31, 2010	$1,719.8
Accumulated impairment charge (recorded in fiscal year 2008)	(1,154.7)
Adjustment to deferred tax asset related to the Techwell acquisition	1.4

Goodwill balance as of April 1, 2011	$566.5

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We have two reporting units for purposes of the analysis—analog & mixed-signal and power management. The first step of the goodwill impairment test is to identify potential impairment. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and the second step of the impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The adjusted carrying amount of goodwill becomes the new accounting basis.

Goodwill as of April 1, 2011 was $566.5 million. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in impairment charges.

Note 7—Income Taxes

The table below summarizes activity in unrecognized tax benefits (UTBs) resulting from uncertain tax positions (UTPs) (in millions):

Beginning balance (includes $14.0 million of interest and penalties as of December 31, 2010)	$166.8
Increases related to current year tax positions	—
Decreases related to prior year tax positions	(0.9)
Decreases related to lapses of statutes of limitations	—

Ending balance (includes $14.6 million of interest and penalties as of April 1, 2011)	$165.9

The remaining UTPs relates primarily to a provision established at the completion of field work on an Internal Revenue Service (IRS) tax audit for tax years 2005 through 2007. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We are currently contesting this matter through the IRS appeals office. As the final resolution of the appeals process remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not thresholds.

We are currently unable to estimate the amount of accruals that will significantly change in the next 12 months. The major tax jurisdictions in which we operate include the United States, various individual states and several foreign jurisdictions.

Note 8—Long-Term Debt

In the second quarter of fiscal year 2010, we entered into a senior secured loan facility with Morgan Stanley Senior Funding, Inc., as administrative agent, and certain other banks (the “Facility”) pursuant to a Credit Agreement, dated April 27, 2010 (the “Credit Agreement”).

The Facility consists of a $300.0 million term loan facility and a $75.0 million revolving credit facility, which replaced our previous $75.0 million revolving credit facility. Additionally, $10.0 million of the revolving credit facility is available as swingline loans. All of the term loan facility was drawn on at its closing, and none of the revolving loan facility was drawn on at its closing. The term loan facility matures on the sixth anniversary of its closing, and the revolving loan facility matures on the three and one-half year anniversary of its closing. The loans under the term loan facility amortize in equal quarterly installments in annual amounts equal to 1.0% of the original principal amount of the term loan facility, with the final installment payable on the date of maturity. Additionally, we are required to repay loans outstanding under the Facility with any Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain sales of our assets and capital stock.

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

The term loan bears interest at 3.25% over LIBOR subject to a LIBOR floor of 1.50%. The interest rate in effect as of April 1, 2011 was 4.75%. Actual interest paid during the quarter ended April 1, 2011 was $3.6 million at a weighted-average pre-tax interest rate of 4.75%.

The aggregate annual maturities of long-term debt remaining as of April 1, 2011 are presented in the following table (in millions):

Fiscal year 2011	$2.3
Fiscal year 2012	3.0
Fiscal year 2013	3.0
Fiscal year 2014	3.0
Fiscal year 2015	3.0
Thereafter	263.9

Total debt outstanding	$278.2

The amounts in the table above do not include certain contingent payments that will be made in arrears based on the excess cash flow calculation of the preceding year.

The fair value of the debt approximates the carrying value as of April 1, 2011 and December 31, 2010.

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of April 1, 2011 and $2.6 million as of December 31, 2010. The standby letters of credit are primarily secured by our $75.0 million revolving credit facility.

Note 9—Shareholders’ Equity

Dividends—In February 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.0 million on February 25, 2011 to shareholders of record as of the close of business on February 15, 2011. In April 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on May 27, 2011 to shareholders of record as of the close of business on May 17, 2011.

Class A Common Stock—Share activity for Class A common stock since December 31, 2010 ($ in millions, except per share amounts; shares in thousands):

Balance as of December 31, 2010	124,552
Shares issued under stock plans, net of shares withheld for taxes	654

Balance as of April 1, 2011	125,206

Note 10—Comprehensive Income

	Quarter ended
	April 1, 2011	April 2, 2010
	(in thousands)
Net income	$14,134	$27,675
Unrealized gain (loss) on available-for-sale investments	3,674	(503)
Tax effect	(863)	290
Unrealized gain on interest rate swap	151	—
Tax effect	(57)	—
Currency translation adjustments	402	(372)

Comprehensive income	$17,441	$27,090

Currency translation adjustments (CTA) result when we translate our foreign currency based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 11—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended
	April 1, 2011	April 2, 2010
Numerator:
Net income to common shareholders	$14,134	$27,675

Denominator:
Denominator for basic earnings per share—weighted average common shares	124,778	123,022
Effect of stock options and awards	230	345

Denominator for diluted earnings per share adjusted—weighted average common shares	125,008	123,367

Earnings per share
Basic	$0.11	$0.22

Diluted	$0.11	$0.22

Anti-dilutive shares not included in the above calculations
Awards	1,128	1,165

Options	15,517	14,063

Note 12—Equity-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued under these plans are made from newly-issued stock. The plans allow several forms of equity compensation including stock options (Options), restricted and deferred stock awards (Awards) and employee stock purchase plans.

Valuations, Assumptions and Terms

We use a binomial lattice model to estimate the fair value of Options, which is amortized as compensation cost over the lesser of the grantee’s requisite service period or the vesting term of the Option. The lattice model uses historical exercise patterns to predict the life of Options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations.

We used the following assumptions in the lattice model for Options awarded in the periods indicated.

	Quarter ended
	April 1, 2011	April 2, 2010
Range of expected volatilities	36.9 – 39.0%	42.4 – 45.2%
Weighted average volatility	37.0%	42.9%
Range of dividend yields	3.1 – 3.9%	3.1 – 3.4%
Weighted average dividend yield	3.8%	3.2%
Range of risk-free interest rates	1.9 – 2.3%	2.2 – 2.7%
Weighted average risk free interest rate	2.2%	2.5%
Range of expected lives, in years	5.3 – 5.5	5.4 – 5.6
Weighted average expected life, in years	5.4	5.4

Generally, our Options vest 25% in the first year and quarterly thereafter over three or four years and have seven year contract lives.

Market value at the date of grant is used as the fair value of Awards. We amortize Awards as compensation cost over the lesser of the requisite service period or the vesting term, which is generally three years for deferred stock units and four years for restricted stock units.

The compensation cost for shares issued under the employee stock purchase plan is 15% of the share price, which is the amount of the discount the employee obtains at the date of the purchase transaction.

Equity-Based Compensation Summary

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 31, 2010	13,216	$17.75	4.0	4,208
Granted(1)	3,027	12.52	7.0	1,209
Exercised(2)	(83)	6.65	2.3	(743)
Canceled	(643)	20.95	1.8	(248)

Outstanding as of April 1, 2011	15,517	$16.66	4.5	4,427	$78.7	$69.8

As of April 1, 2011
Exercisable/vested(2)	8,101	$19.68	2.9	112	$8.7	—
Unexercisable/unvested	7,417	$13.36	6.1	4,314	$70.0	$69.8
Number vested and expected to ultimately vest	15,479	$16.67	4.4	2,007	$48.7

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the quarter ended April 1, 2011		$3.03		12.50	$5.73

Weighted average fair value per share of awards granted in the quarter ended April 2, 2010		$4.40		17.38	$8.75

(1)	Options granted include 805,385 shares and awards granted include 268,461 shares issued in fiscal 2011 that have performance and market conditions that have not yet been earned.
(2)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of April 1, 2011 were 112,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures

	Quarter ended
	April 1, 2011	April 2, 2010
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	326	246

Aggregate intrinsic value of stock options exercised	$0.7	$0.9

Financial Statement Effects and Presentation—the following table shows total equity-based compensation expense for the periods indicated that are included in the Consolidated Statement of Operations (in millions):

	Quarter ended
	April 1, 2011	April 2, 2010
By statement of operations line item
Cost of revenue	$0.5	$0.6
Research and development	4.7	2.9
Selling, general and administrative	1.8	3.9
By stock type
Stock options	$2.8	$2.5
Restricted and deferred stock awards	3.9	4.6
Employee stock purchase plan	0.3	0.3

	April 1, 2011	December 31, 2010
Equity-based compensation capitalized in inventory	$0.8	$0.8

Performance-based Grants

As of April 1, 2011, we had stock options and awards outstanding that include the usual service conditions as well as market conditions related to shareholder return and performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

	April 1, 2011
	Options	Awards
	(in thousands)
Performance-based units outstanding	805	928
Maximum shares that could be issued assuming the highest level of performance	1,208	1,392
Shares expected to vest	743	486

Note 13—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits. Our chief executive officer is our chief operating decision maker.

Note 14—Legal Matters and Indemnifications

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

Note 15—Recent Accounting Pronouncements

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and

Level 2 fair value measurements, and separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 1 and Level 2 fair value measurements. ASU 2010-06 is currently effective. This statement resulted in additional disclosures on fair value measurements.

FASB ASU 2010-28, “Intangibles- Goodwill and Other (ASC Topic 350)”—In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 210-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This statement is currently effective and did not impact our unaudited condensed consolidated financial statements.

Note 16—Subsequent Events

We have evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

—End of Unaudited Condensed Consolidated Financial Statements—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends of Intersil Corporation that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements because our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

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

Overview

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (ICs). We believe our product portfolio addresses some of the fastest growing applications within the industrial, computing, communications and high-end consumer markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Statement of operations data and percentage of revenue for the periods ($ in millions, % of revenue):

	Quarter ended
	April 1, 2011		April 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Revenue	$198.9	100.0%	$189.4	100.0%
Cost of revenue	83.8	42.2%	82.5	43.6%

Gross profit	115.0	57.8%	106.9	56.4%
Operating costs and expenses:
Research and development	49.7	25.0%	41.7	22.0%
Selling, general and administrative	35.0	17.6%	31.6	16.7%
Amortization of intangibles	6.9	3.5%	2.9	1.5%
Restructuring	2.3	1.2%	—	0.0%
Acquisition-related costs	0.3	0.1%	1.0	0.5%

Operating income	20.8	10.5%	29.8	15.7%
Interest income	0.8	0.4%	0.7	0.4%
Interest expense and fees	(4.5)	(2.3)%	(0.2)	(0.1)%
Gain on deferred compensation investments	0.2	0.1%	0.3	0.2%
Other-than-temporary impairment losses	—	0.0%	(1.1)	(0.6)%

Income before income taxes	17.3	8.7%	29.6	15.6%
Income tax expense	3.2	1.6%	1.9	1.0%

Net income	$14.1	7.1%	$27.7	14.6%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter ended April 2, 2010 to conform to the presentation in the quarter ended April 1, 2011.

Revenue and Gross Profit

Revenue for the quarter ended April 1, 2011 increased $9.5 million or 5.0% to $198.9 million from $189.4 million during the quarter ended April 2, 2010. The increase in sales was primarily in the industrial market, driven primarily by recent acquisitions, as well as a revenue increase in the consumer end markets, partially offset by a decline in the computing and communication end markets. Sales into the industrial and consumer end markets increased by 27% and 10%, respectively. Sales into the computing and communication end markets decreased by 9% and 2%, respectively, from the first quarter of 2010 due to a reduction in worldwide demand in our computing products.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	April 1, 2011		April 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$57.5	28.9%	$45.2	23.9%
Computing	55.5	27.9%	61.2	32.3%
Communication	44.5	22.4%	45.3	23.9%
Consumer	41.4	20.8%	37.7	19.9%

Total	$198.9	100.0%	$189.4	100.0%

In aggregate, an 8.6% increase in unit shipments increased net revenue from first quarter of 2010 levels by $16.2 million and average selling prices (ASPs) decreased 3.3%, decreasing revenues by $6.7 million. Declining sales prices at the product level has occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Geographically, quarter-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Quarter ended
	April 1, 2011		April 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$152.7	77%	$138.5	73%
North America	28.3	14%	34.0	18%
Europe and other	17.9	9%	16.9	9%

Total	$198.9	100%	$189.4	100%

We anticipate that our revenue from Asia/Pacific region customers will continue to grow as that region leads in the manufacture of the finished goods (consumer electronics, computers and communications equipment) in which our products are used. End market demand for those products is global, and therefore, dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, the Netherlands, Thailand, and Italy. Sales to customers in China, including Hong Kong, comprised approximately 54% of revenue, followed by the United States (13%) and South Korea (7%) during the quarter ended April 1, 2011. Three distributors that support a wide range of customers around the world accounted for 12%, 9% and 8% of our revenues in the quarter ended April 1, 2011. Two original design manufacturers accounted for 11% and 9% of our revenues for the quarter ended April 1, 2011.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended April 1, 2011, gross profit increased $8.1 million or 7.6% to $115.0 million from $106.9 million during the quarter ended April 2, 2010. As a percentage of sales, gross margin was 57.8% during the quarter ended April 1, 2011 compared to 56.4% during the quarter ended April 2, 2010. The increase in gross margin was primarily due to growth in our higher margin industrial end market, higher utilization of resources as sales continue to grow and fluctuations caused by product sales mix changes at the product family level. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

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

R&D expenses increased $8.0 million or 19.3% to $49.7 million during the quarter ended April 1, 2011 from $41.7 million during the quarter ended April 2, 2010. We grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth.

Selling, General and Administrative (SG&A)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A costs increased by $3.4 million or 10.9% to $35.0 million during the quarter ended April 1, 2011 from $31.6 million during the quarter ended April 2, 2010. The increase was driven by increased sales commissions, compensation expense and increased incentives as sales increased.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $4.0 million or 138.6% to $6.9 million in the quarter ended April 1, 2011 from $2.9 million in the quarter ended April 2, 2010. The increase resulted primarily from purchased intangibles due to the acquisition of Techwell.

Acquisition-related Costs

Acquisition-related costs were $0.3 million for the quarter ended April 1, 2011 and $1.0 million for the quarter ended April 2, 2010. For both periods, the costs were primarily related to the acquisition of Techwell in the second fiscal quarter of 2010.

Restructuring

Restructuring costs were $2.3 million in the quarter ended April 1, 2011. The restructuring was part of our ongoing efforts to optimize operations and conclude the integrations of acquired organizations. It included a workforce reduction of approximately 4% and an anticipated reduction in annual operating expenses of approximately $8 million.

Other Income and Expenses

Interest Income

Interest income increased slightly to $0.8 million during the quarter ended April 1, 2011, from $0.7 million during the quarter ended April 2, 2010. The increase is due primarily to higher rates earned on slightly higher average cash balances.

Interest Expense and Fees

Interest expense and fees increased to $4.5 million during the quarter ended April 1, 2011, from $0.2 million during the quarter ended April 2, 2010. The increase was due to interest and fees on the long-term debt agreement entered into during the second quarter of 2010 to fund the acquisition of Techwell.

Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.7 million of mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended April 1, 2011, we recorded a gain on deferred compensation investments of $0.2 million and an increase in compensation expense of $0.3 million. During the quarter ended April 2, 2010, we recorded a gain on deferred compensation investments of $0.3 million and an increase in compensation expense of $0.3 million.

Other-Than-Temporary Impairment Losses

During the quarter ended April 2, 2010, we recorded an impairment charge of $1.1 million, before taxes, on certain preferred equity securities whose decline in fair value was determined to be other-than-temporary. We continue to monitor our securities and intend to hold all of these investments until the anticipated recovery in market value occurs.

Income Tax

Income tax expense for the quarter ended April 1, 2011 was $3.2 million or 18.3% of income before taxes compared with $1.9 million or 6.5% of income before taxes for the quarter ended April 2, 2010. The quarter ended April 2, 2010 included a one-time discrete benefit resulting from the donation of our Fab facilities in Palm Bay, Florida. Excluding this item, the effective tax rate for the quarter ended April 1, 2011was slightly lower due to a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 18%-20% in future quarters.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current customer request date for standard products and ninety days prior to the customer request date for semi-custom and custom products. Backlog is influenced by several factors, including end market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog was $178.2 million as of April 1, 2011 compared to $166.3 million as of December 31, 2010 and $196.8 million as of April 2, 2010. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our first quarter 2011 earnings release, filed as an exhibit to our Form 8-K on April 27, 2011, we announced that we anticipate revenues for the second quarter 2011 to be in the range of $204 million to $212 million. Based on this outlook, we stated that we expect second quarter 2011 earnings per diluted share to be between $0.15 and $0.18.

The crisis in Japan had little impact on our upstream supply chain, and we are utilizing our capacity to replace some competing products in short supply. It is difficult to accurately predict the downstream supply chain impact from other component shortages; however, we forecasted slightly lower growth during the second quarter to compensate for this uncertainty.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 31, 2010. As of April 1, 2011, we had committed to purchase $27.2 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of April 1, 2011, our total shareholders’ equity was $1,056.3 million and we had $390.3 million in cash and cash equivalents. In addition, we had $278.2 million in long-term debt outstanding as further described in Note 8 of the accompanying unaudited condensed consolidated financial statements.

We had $62.9 million in long-term investments, primarily auction rate securities as of April 1, 2011. These securities are composed of approximately $32.8 million of insurance related securities, $14.5 million of corporate credit securities and $15.6 million of securities collateralized by student loans. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 193 basis points above one month LIBOR.

Our primary sources and uses of cash during the quarters ended April 1, 2011 and April 2, 2010 were as follows (in millions):

	Quarter ended
	April 1, 2011	April 2, 2010
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$31	$37
Exercise of stock options and purchases under the employee stock purchase plan	2	3

	33	40

Uses of Cash
Business improvement investments
Business acquisitions, net	—	(4)
Capital expenditures, net of sale proceeds	(2)	(2)

	(2)	(6)

Repayments of debt
Repayments of debt	(20)	—

	(20)	—

Returns to shareholders
Dividends paid	(15)	(15)

	(15)	(15)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	11	12

Net increase in cash and cash equivalents	$7	$31

For the quarter ended April 1, 2011, our operational cash flows were $31 million compared to $37 million in the quarter ended April 2, 2010. This decrease of $6 million was primarily due to the decrease in net income. We used approximately $2 million for capital expenditures, $20 million to repay indebtedness and $15 million to pay shareholder dividends. Investment balances were decreased by $11 million in the quarter ended April 1, 2011 as certain investments were called. The resulting cash provided was $7 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $3 million, or 3%, to $86 million as of April 1, 2011 from $89 million as of December 31, 2010. This decrease primarily reflects fluctuations in the timing of payments and increased reserves related to changes in distributor agreements.

Our net inventories decreased by $4 million, or 4%, to $98 million as of April 1, 2011 from $102 million as of December 31, 2010. Our days of inventory as of December 31, 2010 reflect an inventory correction in our end markets and the resulting decrease in sales experienced in the fourth fiscal quarter of 2010. We maintained stock of certain high volume products to ensure our lead times remain within customer expectations.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $2 million for the quarter ended April 1, 2011 and $2 million for the quarter ended April 2, 2010. Capital expenditures have been focused primarily on facilities improvements at our Milpitas location and on the expansion of available capacity for test partners to support continuing unit volume growth. We anticipate capital expenditures will remain at current levels in the near term.

Proceeds from Exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or ESPP) was $2 million in the quarter ended April 1, 2011, compared to $3 million received in the quarter ended April 2, 2010. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. Recent declines in stock price have resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock

In February 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on February 25, 2011 to shareholders of record as of the close of business on February 15, 2011. In April 2011, our Board of Directors also declared a dividend of $0.12 per share, to be paid on May 27, 2011 to shareholders of record as of the close of business on May 17, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 1, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of April 1, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.-OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended April 1, 2011, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, filed with the SEC on February 28, 2011, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Quarterly Report is incorporated by reference to the Index to Exhibits following the signatures herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: May 6, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.