Form 10-Q
period 2011-07-01
INTERSIL CORP/DE
filed 2011-08-08
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 28, 2011:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	125,873,846

INTERSIL CORPORATION

PART I.-FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	($ in thousands, except share data)
Revenue	$209,061	$219,895	$407,936	$409,281
Cost of revenue	87,293	91,671	171,126	174,131

Gross profit	121,768	128,224	236,810	235,150

Operating costs and expenses:
Research and development	47,778	47,205	97,488	88,879
Selling, general and administrative	36,235	35,604	71,249	67,192
Amortization of purchased intangibles	6,735	8,095	13,608	10,976
Restructuring	55	7	2,400	(3)
Acquisition-related costs	10	6,531	273	7,497

Operating income	30,955	30,782	51,792	60,609
Interest income	676	846	1,479	1,545
Interest expense and fees	(4,173)	(3,205)	(8,716)	(3,379)
(Loss) gain on deferred compensation investments, net	(38)	(262)	170	77
Other-than-temporary impairment losses	—	(99)	—	(1,181)

Income before income taxes	27,420	28,062	44,725	57,671
Income tax expense	5,662	87,466	8,833	89,401

Net income (loss)	$21,758	$(59,404)	$35,892	$(31,730)

Earnings (loss) per share:
Basic	$0.17	$(0.48)	$0.29	$(0.26)

Diluted	$0.17	$(0.48)	$0.29	$(0.26)

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Weighted average common shares outstanding (in millions):
Basic	125.7	123.7	125.6	123.4

Diluted	126.0	123.7	125.9	123.4

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$390,378	$383,016
Short-term investments	26,529	—
Trade receivables, net of allowances ($10,309 as of July 1, 2011 and $6,985 as of December 31, 2010)	87,692	88,723
Inventories	99,925	101,967
Prepaid expenses and other current assets	17,516	17,079
Income taxes receivable	2,787	3,550
Deferred income tax asset	19,233	19,233

Total Current Assets	644,060	613,568

Non-current Assets
Property, plant and equipment, net of accumulated depreciation ($218,069 as of July 1, 2011 and $207,530 as of December 31, 2010)	97,315	103,495
Purchased intangibles, net of accumulated amortization ($54,038 as of July 1, 2011 and $68,343 as of December 31, 2010)	125,405	139,013
Goodwill	566,475	565,132
Deferred income tax asset	88,068	93,913
Long-term investments	62,329	69,295
Other	92,098	88,053

Total Non-current Assets	1,031,690	1,058,901

Total Assets	$1,675,750	$1,672,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade payables	$40,897	$40,674
Accrued compensation	45,542	42,774
Deferred net revenue	9,174	13,005
Other accrued expenses	28,232	27,451
Non-income taxes payable	3,243	2,842
Long-term debt – current portion	750	23,508

Total Current Liabilities	127,838	150,254

Non-current Liabilities
Long-term debt	277,445	274,992
Income taxes payable	167,945	166,807
Other non-current liabilities	32,872	36,219

Total Non-current Liabilities	478,262	478,018

Shareholders’ Equity
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 125,865,608 shares issued and outstanding as of July 1, 2011 and 124,552,206 shares issued and outstanding as of December 31, 2010	1,259	1,246
Additional paid-in capital	1,728,627	1,741,802
Accumulated deficit	(663,413)	(699,305)
Accumulated other comprehensive income	3,177	454

Total Shareholders’ Equity	1,069,650	1,044,197

Total Liabilities and Shareholders’ Equity	$1,675,750	$1,672,469

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two quarters ended
	July 1, 2011	July 2, 2010
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$35,892	$(31,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,759	21,137
Gain on assets reclassified from held for sale status	—	(1,078)
Equity-based compensation	16,335	14,721
Provisions for inventory obsolescence	4,280	1,931
Tax effect of stock options and awards exercised	188	—
Excess tax benefit received on exercise of equity-based awards	(297)	(70)
(Loss) gain on sale of property and equipment	(30)	498
Other-than-temporary impairment losses	—	1,181
Deferred income taxes	4,069	—
Changes in operating assets and liabilities:
Trade receivables	1,031	(28,368)
Inventories	(2,238)	(2,356)
Prepaid expenses and other current assets	(438)	(3,751)
Trade payables and accrued liabilities	(213)	13,672
Income taxes	1,901	128,156
Other, net	(5,095)	(49,867)

Net cash provided by operating activities	80,144	64,076

INVESTING ACTIVITIES:
Proceeds from sales or maturities of short-term investments	—	43,033
Proceeds from sales or issuer calls of long-term investments	10,110	45,635
Purchases of long-term investments	(2,500)	(8,737)
Purchases of short-term investments	(26,529)	(2,106)
Cash paid for acquired businesses, net of acquired cash	—	(403,491)
Proceeds from sales of property, plant and equipment	30	52
Purchases of property, plant and equipment	(5,296)	(6,768)

Net cash used in investing activities	(24,185)	(332,382)

FINANCING ACTIVITIES:
Proceeds from exercise of equity-based awards	1,014	3,608
Excess tax benefit received on exercise of equity-based awards	297	70
Proceeds of long-term debt	—	300,000
Repayments of long-term debt	(20,305)	—
Debt issuance costs	—	(10,751)
Credit facility commitment fee	—	(1,125)
Dividends paid	(30,883)	(30,101)

Net cash (used in) provided by financing activities	(49,877)	261,701

Effect of exchange rates on cash and cash equivalents	1,280	(1,576)

Net increase (decrease) in cash and cash equivalents	7,362	(8,181)

Cash and cash equivalents as of the beginning of the period	383,016	347,667

Cash and cash equivalents as of the end of the period	$390,378	$339,486

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) is a global designer and manufacturer of high-performance analog and mixed-signal integrated circuits (ICs) for applications in the industrial, computing, communications and high-end consumer markets.

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 31, 2010 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in 2013. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the high-end consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth fiscal quarters. However, recent economic events, acquisitions and the cyclical nature of the industry in which we operate have had a greater impact on quarterly fluctuations in recent years.

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

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of July 1, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
Bank time deposits (AFS)	$26.5	$—	$—	$26.5	<1

Total Short-term Investments	$26.5	$—	$—	$26.5

Long-term Investments
Debt securities
Auction rate securities (AFS)	$63.5	$8.5	$9.7	$62.3	10-41

Total Long-term Investments	$63.5	$8.5	$9.7	$62.3

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Long-term Investments
Debt securities
Auction rate securities (AFS)	$73.6	$7.9	$12.2	$69.3	11-41

We classify auction rate securities (ARS) and bank time deposits as AFS and record them at fair value. During the two quarters ended July 2, 2010, we determined that certain of our equity securities had declines in value that were other-than-temporary and we recorded a $1.1 million impairment charge on the securities. Impairment charges are included in other-than-temporary impairment losses in the accompanying financial statements. The amortized cost of these securities has been reduced by the recognized losses.

We recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in OCI when we do not intend to sell the security and it is more likely than not that we will not be required to sell the security prior to recovery. In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in OCI in the quarter or two quarters ended July 1, 2011.

The following table presents a rollforward of the amount related to credit losses on debt securities recognized in earnings (in millions).

AFS Debt Securities
Beginning balance as of December 31, 2010	$35.3
Credit losses recognized in earnings	—

Ending balance as of July 1, 2011	$35.3

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of July 1, 2011 and December 31, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Auction rate securities as of July 1, 2011	$—	$—	$43.1	$9.7	$43.1	$9.7

Auction rate securities as of December 31, 2010	$—	$—	$50.7	$12.2	$50.7	$12.2

During the two quarters ended July 1, 2011, approximately $10.1 million of our ARS were called at par. There were no recognized gains or losses included in income during the quarter or two quarters ended July 1, 2011. During the quarter and two quarters ended July 2, 2010, we recognized a $0.1 million loss on the sale of certain investments included with the acquisition of Techwell, Inc. (“Techwell”), which occurred in the second fiscal quarter of 2010.

As of July 1, 2011, we had recorded a net total unrealized loss of $1.2 million and a related deferred tax benefit of $0.3 million. We have concluded that the unrealized losses are temporary for the following reasons:

•	we do not intend to sell the securities;

•	we believe it is more likely than not that we will not be required to sell the securities prior to the recovery of amortized cost; and

•	the unrealized losses are due to conditions other than a credit loss.

We may be required to record additional impairment charges if further declines in value are determined to be other-than-temporary. The fair value of these securities has been estimated based on our fair value estimates, which could change significantly based on market conditions.

Trading Investments

Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate owned life insurance in a qualified deferred employee compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these investments as other non-current assets since we have no plan or intent to liquidate or otherwise use these securities in our business operations. We classify the deferred compensation liability as a component of accrued compensation.

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in millions)		(in millions)

By consolidated statement of operations line item
(Loss) gain on deferred compensation investments, net	$—	$(0.3)	$0.2	$0.1

Selling, general and administrative expense (benefit)	$0.1	$(0.2)	$0.4	$0.1

	July 1, 2011	December 31, 2010
	(in millions)

Balance sheet impact
Deferred compensation assets (trading)	$11.7	$11.5

Deferred compensation liability	$12.3	$11.9

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

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of July 1, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Short-term investments:
Bank time deposits	$26.5	$—	$26.5	$—
Prepaid expenses and other current assets:
Foreign exchange options	0.3	—	0.3	—
Long-term investments:
Auction rate securities	62.3	—	—	62.3
Other non-current assets:
Deferred compensation investments	11.7	1.2	10.5	—

Total assets measured at fair value	$100.8	$1.2	$37.3	$62.3

Liabilities
Other accrued expenses:
Interest rate swap	$2.5	$—	$2.5	$—

	Fair value as of December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.5	$—	$0.5	$—
Long-term investments:
Auction rate securities	69.3	—	—	69.3
Other non-current assets:
Deferred compensation investments	11.5	1.1	10.4	—

Total assets measured at fair value	$81.3	$1.1	$10.9	$69.3

Liabilities
Other accrued expenses:
Interest rate swap	$1.6	$—	$1.6	$—

There were no transfers into or out of Level 1 and Level 2 financial assets and liabilities during fiscal years 2010 or 2011.

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. For AFS securities, such as illiquid ARS, we use the present value of future expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions):

	AFS debt securities
	Insurance related auction rate securities	Corporate credit auction rate securities	Student loan auction rate securities	Total
Balance as of December 31, 2010	$39.8	$13.9	$15.6	$69.3
Transfers into or out of Level 3	—	—	—	—
Total gains or losses:
Unrealized gains	2.7	0.4	—	3.1
Purchases, issuances, sales and settlements:
Sales	(10.1)	—	—	(10.1)

Balance as of July 1, 2011	$32.4	$14.3	$15.6	$62.3

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

Interest Rate Exposure Management—On June 27, 2010, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the 3-month London Interbank Offered Rate (LIBOR) related to our currently outstanding term loan. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate term-loan to fixed interest rates through October 27, 2013. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair values of the swaps at inception were zero and subsequent changes in the fair values of the swaps are recorded in OCI, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

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

The fair value of these hedging instruments in the unaudited condensed consolidated balance sheet was as follows (in millions):

		Fair value as of
	Balance sheet location	July 1, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$0.3	$0.5

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$2.5	$1.6

There was no ineffectiveness recorded in income for the quarter or two quarters ended July 1, 2011 or July 2, 2010.

Note 5—Inventories

Inventories are summarized below (in millions):

	July 1, 2011	December 31, 2010
Finished products	$35.7	$38.8
Work in process	59.2	57.9
Raw materials and supplies	5.0	5.3

Total inventories	$99.9	$102.0

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

	July 1, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$125.9	$41.8	$149.0	$54.9
Definite-lived: other	53.5	12.2	58.3	13.4

Total	$179.4	$54.0	$207.3	$68.3

We recorded amortization expense as follows (in millions):

	Quarter ended		Two quarters ended
By statement of operations line item	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Amortization of purchased intangibles	$6.7	$8.1	$13.6	$11.0

Expected amortization expense remaining by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2011	$14.2
Fiscal year 2012	27.7
Fiscal year 2013	25.1
Fiscal year 2014	23.3
Fiscal year 2015	16.3
Thereafter	18.8

Total expected amortization expense	$125.4

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

Goodwill—Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in the net goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 31, 2010	$1,719.8
Accumulated impairment charge (recorded in fiscal year 2008)	(1,154.7)
Adjustment to deferred tax asset related to the Techwell acquisition	1.4

Goodwill balance as of July 1, 2011	$566.5

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

Note 7—Income Taxes

The table below summarizes activity in unrecognized tax benefits (UTBs) resulting from uncertain tax positions (UTPs) (in millions):

Beginning balance (includes $14.0 million of interest and penalties as of December 31, 2010)	$166.8
Increases related to prior year tax positions	1.1

Ending balance (includes $16.2 million of interest and penalties as of July 1, 2011)	$167.9

The remaining UTP relates primarily to a provision established at the completion of field work on an Internal Revenue Service (IRS) tax audit for tax years 2005 through 2007. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We are currently contesting this matter through the IRS appeals office. As the final resolution of the appeals process remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not thresholds.

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

The Facility consists of a $300.0 million term loan facility and a $75.0 million revolving credit facility, which replaced our previous $75.0 million revolving credit facility. Additionally, $10.0 million of the revolving credit facility is available as swingline loans. All of the term loan facility was drawn on at its closing, and none of the revolving loan facility was drawn on at its closing. The term loan facility matures on April 27, 2016, and the revolving loan facility matures on October 27, 2013. We are required to repay loans outstanding under the Facility with any Excess Cash Flow (subject to and as defined in the Credit Agreement) and the proceeds of certain sales of our assets and capital stock or a minimum of 1.0% of the original principal amount of the term loan facility annually, with the final installment payable on the date of maturity.

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

	July 1, 2011	December 31, 2010
	(in millions)
Outstanding balance
Term loan facility	$278.2	$298.5

Revolving credit facility	$—	$—

The term loan bears interest at 3.25% over LIBOR, subject to a LIBOR floor of 1.50%. The interest rate in effect as of July 1, 2011 was 4.75%.

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	($ in millions)
Cash paid for interest	$3.4	$0.5	$7.0	$0.5

Weighted-average interest rate (pre-tax)	4.75%	5.50%	4.75%	5.50%

The aggregate annual principle payments of long-term debt remaining as of July 1, 2011 are presented in the following table (in millions):

Fiscal year 2011	$—
Fiscal year 2012	2.3
Fiscal year 2013	3.0
Fiscal year 2014	3.0
Fiscal year 2015	3.0
Thereafter	266.9

Total debt outstanding	$278.2

The amounts in the table above do not include certain contingent principle payments that could be required based on the Excess Cash Flow calculation of the preceding year.

The fair value of the debt approximates the carrying value as of July 1, 2011 and December 31, 2010.

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of July 1, 2011 and $2.6 million as of December 31, 2010. The standby letters of credit are primarily secured by our $75.0 million revolving credit facility.

Note 9—Shareholders’ Equity

Dividends—In May 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.1 million on May 27, 2011 to shareholders of record as of the close of business on May 17, 2011. In July 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 26, 2011 to shareholders of record as of the close of business on August 16, 2011.

Class A Common Stock—Share activity for Class A common stock since December 31, 2010 (in thousands):

Balance as of December 31, 2010	124,552
Shares issued under stock plans, net of shares withheld for taxes	1,314

Balance as of July 1, 2011	125,866

Note 10—Comprehensive Income (Loss)

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(in thousands)		(in thousands)
Net income (loss)	$21,758	$(59,404)	$35,892	$(31,730)
Unrealized (loss) gain on AFS investments	(531)	9,180	3,143	8,677
Tax effect	125	(2,157)	(739)	(1,867)
Unrealized loss on interest rate swap	(969)	—	(817)	—
Tax effect	363	—	307	—
Currency translation adjustments	427	(214)	829	(586)

Comprehensive income (loss)	$21,173	$(52,595)	$38,615	$(25,506)

Currency translation adjustments (CTA) result when we translate our foreign currency-based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 11—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Numerator:
Net income (loss) to common shareholders	$21,758	$(59,404)	$35,892	$(31,730)

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	125,713	123,735	125,556	123,379
Effect of stock options and awards	266	—	366	—

Denominator for diluted earnings (loss) per share adjusted—weighted average common shares	125,979	123,735	125,922	123,379

Earnings (loss) per share
Basic	$0.17	$(0.48)	$0.29	$(0.26)

Diluted	$0.17	$(0.48)	$0.29	$(0.26)

Anti-dilutive shares not included in the above calculations
Awards	847	4,653	903	4,653

Options	15,094	13,653	15,094	13,653

Note 12—Equity-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued under these plans are made from newly-issued stock. The plans allow several forms of equity compensation including stock options (Options), restricted and deferred stock awards (Awards) and employee stock purchase plans.

Valuations, Assumptions and Terms

We use a binomial lattice model to estimate the fair value of Options and a Monte-Carlo simulation to estimate the fair value of Options and Awards with market conditions. The fair value is amortized as compensation cost over the lesser of the grantee’s requisite service period or the vesting term of the grant. The lattice model uses historical exercise patterns to predict the life of Options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations. The Monte-Carlo simulation simulates a range of possible future stock prices for Intersil and the components of our peer group.

We used the following assumptions in our models for Options awarded in the periods indicated.

	Two quarters ended
	July 1, 2011	July 2, 2010
Range of expected volatilities	34.4 – 39.0%	42.4 – 46.0%
Weighted average volatility	37.0%	43.0%
Range of dividend yields	3.1 – 3.9%	3.1 – 4.0%
Weighted average dividend yield	3.8%	3.3%
Range of risk-free interest rates	1.6 – 2.3%	1.0 – 2.7%
Weighted average risk-free interest rate	2.2%	2.5%
Range of expected lives, in years	5.0 – 5.6	1.3 – 5.6
Weighted average expected life, in years	5.3	5.4

Generally, our Options vest 25% in the first year and quarterly thereafter over three or four years and have seven year contract lives.

Market value at the date of grant is used as the fair value of Awards without market conditions. We amortize Awards as compensation cost over the lesser of the requisite service period or the vesting term, which is generally three or four years.

The compensation cost for shares issued under the employee stock purchase plan is 15% of the share price, which is the amount of the discount the employee obtains at the date of the purchase transaction.

Equity-Based Compensation Summary

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 31, 2010	13,216	$17.75	4.0	4,208
Granted(1)	3,224	12.59	6.8	1,312
Exercised(2)	(228)	8.68	3.3	(1,076)
Canceled	(1,131)	19.72	1.5	(344)

Outstanding as of July 1, 2011	15,081	$16.64	4.3	4,100	$58.2	$55.1

As of July 1, 2011
Exercisable/vested(2)	8,133	$19.55	2.9	93	$3.3
Unexercisable/unvested	6,947	$13.23	6.0	4,007	$54.9	$55.1
Number vested and expected to ultimately vest	14,713	$16.74	4.2	2,385	$35.8

		Stock Options		Stock Awards	Aggregate
Weighted average fair value per share of awards granted in the two quarters ended July 1, 2011		$2.85		$11.05	$5.22

Weighted average fair value per share of awards granted in the two quarters ended July 2, 2010		$4.39		$16.24	$11.04

(1)	Options granted include 857,385 shares and Awards granted include 285,794 shares issued in fiscal 2011 that have performance and market conditions that have not yet been earned.
(2)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of July 1, 2011 were 93,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures

	Two quarters ended
	July 1, 2011	July 2, 2010
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	328	246

Aggregate intrinsic value of stock options exercised	$1.3	$1.2

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the Unaudited Condensed Consolidated Statement of Operations (in millions):

	Quarter ended		Two quarters ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
By statement of operations line item
Cost of revenue	$0.6	$0.5	$1.1	$1.0
Research and development	4.6	4.1	9.3	7.0
Selling, general and administrative	4.1	2.7	5.9	6.7
By stock type
Stock options	$3.2	$3.1	$6.0	$5.5
Restricted and deferred stock awards	5.8	3.9	9.7	8.6
Employee stock purchase plan	0.3	0.3	0.6	0.6

	July 1, 2011	December 31, 2010
Equity-based compensation capitalized in inventory	$0.8	$0.8

Performance-based Grants

As of July 1, 2011, we had Options and Awards outstanding that include the usual service conditions as well as market conditions related to total shareholder return and performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

	July 1, 2011
	Options	Awards
	(in thousands)
Performance-based units outstanding	857	945
Maximum shares that could be issued assuming the highest level of performance	1,286	1,275
Shares expected to vest	675	486

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

Note 15—Recent Accounting Pronouncements

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and requires entities to separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 1 and Level 2 fair value measurements. ASU 2010-06 is currently effective. This statement resulted in additional disclosures on fair value measurements.

FASB ASU 2010-28, “Intangibles- Goodwill and Other (ASC Topic 350)”—In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This statement is currently effective and did not impact our unaudited condensed consolidated financial statements.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”—In April 2011, the FASB issued ASU 2011-04. ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We are currently evaluating the impact ASU 2011-04 will have on our financial statements.

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”—In June 2011, the FASB issued ASU 2011-05. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and OCI: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of OCI. Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect ASU 2011-05 to have a material impact on our financial statements.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends of Intersil Corporation that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, undue reliance should not be placed on such statements because our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	global economic weakness, including insufficient credit available for our customers to purchase our products;

•	successful development of new products;

•	the timing of new product introductions and new product performance and quality;

•	manufacturing difficulties, such as the availability and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	customer service;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside of our control such as natural disasters, wars and terrorist activities;

•	changes in import export regulations; and

•	exchange rate fluctuations.

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

Results of Operations

Statement of operations data and percentage of revenue for the periods (% of revenue):

	Quarter ended		Two quarter ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.8%	41.7%	41.9%	42.5%

Gross profit	58.2%	58.3%	58.1%	57.5%
Operating costs and expenses:
Research and development	22.9%	21.5%	23.9%	21.7%
Selling, general and administrative	17.3%	16.2%	17.5%	16.4%
Amortization of purchased intangibles	3.2%	3.7%	3.3%	2.7%
Restructuring	—	—	0.6%	—
Acquisition-related costs	—	3.0%	0.1%	1.8%

Operating income	14.8%	14.0%	12.7%	14.8%
Interest income	0.3%	0.4%	0.4%	0.4%
Interest expense and fees	(2.0)%	(1.5)%	(2.1)%	(0.8)%
(Loss) gain on deferred compensation investments, net	—	(0.1)%	—	—
Other-than-temporary impairment losses	—	—	—	(0.3)%

Income before income taxes	13.1%	12.8%	11.0%	14.1%
Income tax expense	2.7%	39.8%	2.2%	21.9%

Net income (loss)	10.4%	(27.0)%	8.8%	(7.8)%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended July 2, 2010 to conform to the presentation in the quarter(s) ended July 1, 2011.

Revenue and Gross Profit

Revenue for the quarter ended July 1, 2011 decreased $10.8 million or 4.9% to $209.1 million from $219.9 million during the quarter ended July 2, 2010. The decrease in sales was primarily in the industrial and communication end markets, partially offset by a slight increase in the consumer end markets. Sales into the communication and industrial end markets decreased by 11% and 9%, respectively, from the quarter ended July 2, 2010. Sales into the consumer end market increased 1% and sales into the computing end market remained relatively flat from same quarter last year.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	July 1, 2011		July 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$63.5	30.4%	$69.8	31.7%
Computing	55.9	26.7%	55.8	25.4%
Communication	43.2	20.6%	48.3	22.0%
Consumer	46.5	22.3%	46.0	20.9%

Total	$209.1	100.0%	$219.9	100.0%

In aggregate, a 0.7% decrease in unit shipments decreased net revenue from second quarter of 2010 levels by $1.5 million and average selling prices (ASPs) decreased 4.3%, decreasing revenues by $9.3 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Revenue for the two quarters ended July 1, 2011 decreased $1.3 million or 0.3% to $407.9 million from $409.3 million during the two quarters ended July 2, 2010. The decrease in sales was primarily in the communication and computing markets, primarily offset by increases in the industrial and consumer markets. Sales into the communication and computing end markets decreased by 6% and 5%, respectively, compared to the two quarters ended July 2, 2010, while sales into the industrial and consumer end markets increased by 5% each from the same period.

Revenues by end market were as follows ($ in millions):

	Two quarters ended
	July 1, 2011		July 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$121.0	29.7%	$115.0	28.1%
Computing	111.4	27.3%	117.0	28.6%
Communication	87.6	21.5%	93.6	22.9%
Consumer	87.9	21.5%	83.7	20.4%

Total	$407.9	100.0%	$409.3	100.0%

In aggregate, a 3.7% increase in unit shipments increased net revenue from year-to-date 2010 levels by $15.2 million and ASPs decreased 3.9%, decreasing revenues by $16.5 million.

Geographically, year-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Two quarters ended
	July 1, 2011		July 2, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$315.0	77%	$302.4	74%
North America	58.5	14%	71.9	18%
Europe and other	34.4	9%	35.0	8%

Total	$407.9	100%	$409.3	100%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Mexico, Thailand, and the Netherlands. Sales to customers in China, including Hong Kong, comprised approximately 54% of revenue, followed by the United States (13%) and South Korea (7%) during the two quarters ended July 1, 2011. Two distributors that support a wide range of customers around the world accounted for 12% and 10% of our revenues in the two quarters ended July 1, 2011. Two original design manufacturers accounted for 9% of our revenues each for the two quarters ended July 1, 2011.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended July 1, 2011, gross profit decreased $6.5 million or 5.0% to $121.8 million from $128.2 million during the quarter ended July 2, 2010. As a percentage of sales, gross margin was 58.2% during the quarter ended July 1, 2011 compared to 58.3% during the quarter ended July 2, 2010. The slight decrease in gross margin was primarily due to fluctuations caused by product sales mix changes at the product family level. Generally, our computing and high-end consumer products have lower gross margins than our industrial and communications products.

During the two quarters ended July 1, 2011, gross profit increased $1.7 million or 0.7% to $236.8 million from $235.2 million during the two quarters ended July 2, 2010. As a percentage of sales, gross margin was 58.1% during the two quarters ended July 1, 2011 compared to 57.5% during the quarter ended July 2, 2010. The increase in gross margin was primarily due to various cost reduction initiatives to improve gross margin.

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

R&D expenses increased $0.6 million or 1.2% to $47.8 million during the quarter ended July 1, 2011 from $47.2 million during the quarter ended July 2, 2010. We grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth, offset by cost reduction initiatives to optimize and integrate acquired organizations.

R&D expenses increased $8.6 million or 9.7% to $97.5 million during the two quarters ended July 1, 2011 from $88.9 million during the two quarters ended July 2, 2010. We grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth.

Selling, General and Administrative (SG&A)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A costs increased by $0.6 million or 1.8% to $36.2 million during the quarter ended July 1, 2011 from $35.6 million during the quarter ended July 2, 2010. The increase was driven by increased sales commissions, compensation expense and increased incentives from additional employees gained in acquisition.

SG&A costs increased by $4.1 million or 6.0% to $71.2 million during the two quarters ended July 1, 2011 from $67.2 million during the two quarters ended July 2, 2010. The increase was driven by increased sales commissions, compensation expense and increased incentives from additional employees gained in acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $1.4 million or 16.8% to $6.7 million in the quarter ended July 1, 2011 from $8.1 million in the quarter ended July 2, 2010. The decrease resulted primarily from intangibles that became fully amortized during 2011. Amortization of purchased intangible assets increased $2.6 million or 24.0% to $13.6 million in the two quarters ended July 1, 2011 from $11.0 million in the two quarters ended July 2, 2010. The changes resulted primarily from purchased intangibles due to the acquisition of Techwell, offset by intangibles that became fully amortized during 2011.

Restructuring

Restructuring costs were $0.1 million in the quarter ended July 1, 2011, and $2.4 million in the two quarters ended July 1, 2011. The restructuring was part of our ongoing efforts to optimize operations and conclude the integrations of acquired organizations. It included a workforce reduction of approximately 3% and an anticipated reduction in annual operating expenses of approximately $8 million. There were minimal restructuring expenses in the quarter and two quarters ended July 2, 2010.

Acquisition-related Costs

Acquisition-related costs were minimal for the quarter ended July 1, 2011 and $6.5 million for the quarter ended July 2, 2010. Acquisition-related costs were $0.3 million for the two quarters ended July 1, 2011 and $7.5 million for the two quarters ended July 2, 2010. For all periods, the costs were primarily related to the acquisition of Techwell in the second fiscal quarter of 2010.

Other Income and Expenses

Interest Income

Interest income decreased slightly to $0.7 million during the quarter ended July 1, 2011 from $0.8 million during the quarter ended July 2, 2010. Interest income was $1.5 million during the two quarters ended July 1, 2011 and July 2, 2010. The decrease is due primarily to lower rates earned on slightly higher average cash balances.

Interest Expense and Fees

Interest expense and fees increased to $4.2 million during the quarter ended July 1, 2011 from $3.2 million during the quarter ended July 2, 2010. Interest expense and fees increased to $8.7 million during the two quarters ended July 1, 2011 from $3.4 million during the two quarters ended July 2, 2010. The increase was due to interest and fees on the long-term debt agreement entered into during the second quarter of 2010 to fund the acquisition of Techwell.

(Loss) Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.7 million of mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended July 1, 2011, we recorded a minimal loss on deferred compensation investments and an increase in compensation expense of $0.1 million. During the two quarters ended July 1, 2011, we recorded a gain on deferred compensation investments of $0.2 million and a $0.4 million increase in compensation expense.

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

Income Tax

Income tax expense for the quarter ended July 1, 2011 was $5.7 million or 20.6% of income before taxes compared with $87.5 million or 311.7% of income before taxes for the quarter ended July 2, 2010. The quarter ended July 2, 2010 included a one-time discrete charge of $79.7 million, due primarily to a provision established upon the completion of field work on a multi-year tax examination. Excluding discrete items, the effective tax rate for the quarter ended July 1, 2011 was lower than the same quarter last year due to a greater portion of income in lower tax jurisdictions. Our tax rate is expected to be approximately 20-22% in future quarters.

Income tax expense for the two quarters ended July 1, 2011 was $8.8 million or 19.7% of income before taxes compared with $89.4 million or 155.0% of income before taxes for the two quarters ended July 2, 2010. The two quarters ended July 2, 2010 included a discrete charge of $79.7 million due primarily to a provision established upon the completion of field work related to a multi-year tax examination and also included a one-time discrete tax benefit resulting from the donation of our Fab facilities in Palm Bay. The effective tax rate for the two quarters ended July 1, 2011, excluding discrete items, was slightly lower than the prior year due to a greater portion of income in lower tax jurisdictions.

In determining net income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

In the ordinary course of business, the ultimate tax outcome of many transactions and calculations is uncertain, as the calculation of tax liabilities involves the application of complex tax laws in the United States and other jurisdictions. We recognize liabilities for additional taxes that may be due on tax audit issues based on an estimate of the ultimate resolution of those issues. Although we believe the estimates are reasonable, the final outcome may be different than amounts we estimate. Such determinations could have a material impact on the income tax provision, effective tax rate and operating results in the period in which they occur. In addition, the effective tax rate reflected in our forward-looking statements is based on current enacted tax law. Significant changes in enacted tax law could materially impact our estimates.

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

Our six-month backlog was $174.8 million as of July 1, 2011 compared to $166.3 million as of December 31, 2010 and $227.1 million as of July 2, 2010. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our second quarter 2011 earnings release, filed as an exhibit to our Form 8-K on July 27, 2011, we announced that we anticipate revenues for the third quarter 2011 to be in the range of $205 million to $213 million. Based on this outlook, we stated that we expect third quarter 2011 earnings per diluted share to be between $0.14 and $0.17.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 31, 2010. As of July 1, 2011, we had committed to purchase $26.4 million of inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of July 1, 2011, our total shareholders’ equity was $1,069.7 million and we had $416.9 million in cash, cash equivalents and short-term securities. In addition, we had $278.2 million in long-term debt outstanding as further described in Note 8 of the accompanying unaudited condensed consolidated financial statements.

We had $62.3 million in long-term investments, consisting of auction rate securities (ARS) as of July 1, 2011. These securities are composed of approximately $32.4 million of insurance-related securities, $14.3 million of corporate credit securities and $15.6 million of securities collateralized by student loans. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 194 basis points above one month LIBOR.

Our primary sources and uses of cash during the two quarters ended July 1, 2011 and July 2, 2010 were as follows (in millions):

	Two quarters ended
	July 1, 2011	July 2, 2010
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$80.2	$64.1
Exercise of stock options and purchases under the employee stock purchase plan	1.3	3.7

	81.5	67.8

Issuance of long-term debt
Issuance of long-term debt, net of fees	—	$288.1

	—	288.1

Uses of Cash
Business improvement investments
Business acquisitions, net	—	(403.5)
Capital expenditures, net of sale proceeds	(5.3)	(6.7)

	(5.3)	(410.2)

Repayments of debt
Repayments of debt	(20.3)	—

	(20.3)	—

Returns to shareholders
Dividends paid	(30.9)	(30.1)

	(30.9)	(30.1)

Cash/Investment Management Activities
(Increase) decrease in investments and foreign exchange effects	(17.6)	76.2

Net increase (decrease) in cash and cash equivalents	$7.4	$(8.2)

For the two quarters ended July 1, 2011, our operational cash flows were $80.2 million compared to $64.1 million in the two quarters ended July 2, 2010. This increase of $16.1 million was primarily due to the increase in accounts receivable in the two quarters ended July 2, 2010, offset by slightly lower operating income in the two quarters ended July 1, 2011. We used approximately $5.3 million for capital expenditures, $20.3 million to repay indebtedness and $30.9 million to pay shareholder dividends. Investment balances were increased by $17.6 million in the two quarters ended July 1, 2011 with the purchase of $29.0 million of short and long-term investments offset by calls of certain ARS. The resulting cash provided was $7.4 million overall.

We strive to continually improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock, debt or a combination may be issued to fund additional acquisitions to grow our business.

Our cash, cash equivalents and investments give us the flexibility to return free cash flow to our shareholders while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $1.0 million or 1.2% to $87.7 million as of July 1, 2011 from $88.7 million as of December 31, 2010. This decrease primarily reflects the decrease in sales offset by increased reserves related to changes in distributor agreements.

Our net inventories decreased by $2.0 million or 2.0% to $99.9 million as of July 1, 2011 from $102.0 million as of December 31, 2010. Inventories declined from year end as a result of increased sales activity. We maintain stock of certain high volume products to ensure our lead times remain within customer expectations.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $5.3 million for the two quarters ended July 1, 2011 and $6.7 million for the two quarters ended July 2, 2010. Capital expenditures have been focused primarily on facilities improvements at our Milpitas location, electronic equipment mostly for R&D, and on the expansion of available capacity for test partners to support continuing unit volume growth. We anticipate capital expenditures will remain at current levels in the near term.

Proceeds from Exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and sales under our Employee Stock Purchase Plan, or ESPP) was $1.3 million in the two quarters ended July 1, 2011, compared to $3.7 million received in the two quarters ended July 2, 2010. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. Recent declines in stock price have resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock

In April 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on May 27, 2011 to shareholders of record as of the close of business on May 17, 2011. In July 2011, our Board of Directors also declared a dividend of $0.12 per share, to be paid on August 26, 2011 to shareholders of record as of the close of business on August 16, 2011.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investments are primarily held in money market funds, bank time deposits and ARS. Some of these investments are insured for credit risk.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 1, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of July 1, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.-OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended July 1, 2011, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, filed with the SEC on February 28, 2011, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed or furnished herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: August 8, 2011