Form 10-Q
period 2011-09-30
INTERSIL CORP/DE
filed 2011-11-04
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [x]    Yes        [  ]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).

        [x]    Yes        [  ]    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [x]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        [  ]    Yes         [x]    No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 27, 2011:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	126,420,996

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

	($ in thousands, except share data)
Revenue	$186,788	$219,140	$594,724	$628,421
Cost of revenue	80,240	90,083	251,366	264,214

Gross profit	106,548	129,057	343,358	364,207

Operating costs and expenses:
Research and development	45,651	47,491	143,139	136,370
Selling, general and administrative	34,225	33,390	105,474	100,581
Amortization of purchased intangibles	6,528	9,346	20,136	20,323
Restructuring	13	—	2,413	(3)
Acquisition-related costs	—	403	273	7,900

Operating income	20,131	38,427	71,923	99,036
Interest income	681	757	2,160	2,303
Interest expense and fees	(3,789)	(4,196)	(12,504)	(7,574)
Loss on extinguishment of debt	(8,399)	—	(8,399)	—
(Loss) gain on deferred compensation investments, net	(1,107)	231	(937)	308
Other-than-temporary impairment losses	—	—	—	(1,181)

Income before income taxes	7,517	35,219	52,243	92,892
Income tax expense	305	3,151	9,138	92,553

Net income	$7,212	$32,068	$43,105	$339

Earnings per share:
Basic	$0.06	$0.26	$0.34	$—

Diluted	$0.06	$0.26	$0.34	$—

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Weighted average common shares outstanding (in millions):
Basic	125.9	123.9	125.7	123.5

Diluted	126.0	124.0	126.0	124.5

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010

	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$394,324	$383,016
Short-term investments	26,516	—
Trade receivables, net of allowances ($13,735 as of September 30, 2011 and $6,985 as of December 31, 2010)	68,474	88,723
Inventories	103,462	101,967
Prepaid expenses and other current assets	16,555	17,079
Income taxes receivable	4,462	3,550
Deferred income tax assets	19,233	19,233

Total Current Assets	633,026	613,568

Non-current Assets:
Property, plant and equipment, net of accumulated depreciation ($217,521 as of September 30, 2011 and $207,530 as of December 31, 2010)	94,767	103,495
Purchased intangibles, net of accumulated amortization ($60,566 as of September 30, 2011 and $68,343 as of December 31, 2010)	118,877	139,013
Goodwill	566,475	565,132
Deferred income tax assets	88,998	93,913
Long-term investments	63,779	69,295
Other	87,022	88,053

Total Non-current Assets	1,019,918	1,058,901

Total Assets	$1,652,944	$1,672,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$32,123	$40,674
Accrued compensation	36,647	42,774
Deferred net revenue	9,297	13,005
Other accrued expenses	27,944	27,451
Non-income taxes payable	3,439	2,842
Long-term debt – current portion	—	23,508

Total Current Liabilities	109,450	150,254

Non-current Liabilities:
Long-term debt	278,195	274,992
Income taxes payable	167,076	166,807
Other non-current liabilities	30,009	36,219

Total Non-current Liabilities	475,280	478,018

Shareholders’ Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 126,372,406 shares issued and outstanding as of September 30, 2011 and 124,552,206 shares issued and outstanding as of December 31, 2010	1,264	1,246
Additional paid-in capital	1,723,118	1,741,802
Accumulated deficit	(656,200)	(699,305)
Accumulated other comprehensive income	32	454

Total Shareholders’ Equity	1,068,214	1,044,197

Total Liabilities and Shareholders’ Equity	$1,652,944	$1,672,469

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters ended

	September 30, 2011	October 1, 2010

	(in thousands)
OPERATING ACTIVITIES
Net income	$43,105	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,134	35,883
Gain on assets reclassified from held for sale status	—	(1,078)
Equity-based compensation	23,404	23,279
Provisions for inventory obsolescence	5,705	2,469
Tax effect of stock options and awards exercised	188	—
Excess tax benefit received on exercise of equity-based awards	(305)	(70)
(Gain) loss on sale of property and equipment	(28)	586
Settlement of interest rate swap	(2,965)	—
Loss on extinguishment of debt	8,399	—
Other-than-temporary impairment losses	—	1,181
Deferred income taxes	4,069	(51,675)
Changes in operating assets and liabilities:
Trade receivables	20,249	(26,528)
Inventories	(7,200)	(8,467)
Prepaid expenses and other current assets	3,795	(6,254)
Trade payables and accrued liabilities	(14,810)	13,779
Income taxes	(643)	149,837
Other, net	(11,646)	(24,704)

Net cash provided by operating activities	108,451	108,577

INVESTING ACTIVITIES
Proceeds from sales or maturities of short-term investments	—	43,033
Proceeds from sales or issuer calls of long-term investments	10,110	52,436
Purchases of long-term investments	(7,253)	(8,737)
Purchases of short-term investments	(26,529)	(2,106)
Cash paid for acquired businesses, net of acquired cash	—	(404,912)
Proceeds from sales of property, plant and equipment	36	52
Purchases of property, plant and equipment	(8,770)	(13,288)

Net cash used in investing activities	(32,406)	(333,522)

FINANCING ACTIVITIES
Proceeds from exercise of equity-based awards	3,970	6,456
Excess tax benefit received on exercise of equity-based awards	305	70
Proceeds from long-term debt	278,195	300,000
Repayments of long-term debt	(298,500)	(750)
Debt issuance costs	—	(10,751)
Credit facility commitment fee	(3,167)	(1,125)
Dividends paid	(46,163)	(45,023)

Net cash (used in) provided by financing activities	(65,360)	248,877

Effect of exchange rates on cash and cash equivalents	623	(1,164)

Net increase in cash and cash equivalents	11,308	22,768

Cash and cash equivalents as of the beginning of the period	383,016	347,667

Cash and cash equivalents as of the end of the period	$394,324	$370,435

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) is a global designer and manufacturer of high-performance analog and mixed-signal integrated circuits (“ICs”) for applications in the industrial, computing, communications and consumer markets.

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

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the consumer and computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth fiscal quarters. However, recent economic events, acquisitions and the cyclical nature of the industry in which we operate have had a greater impact on quarterly fluctuations in recent years.

Certain amounts presented in prior periods have been reclassified to conform to current year presentation.

Note 2—Investments

Investments designated as available for sale (“AFS”) are reported at fair value. We record the unrealized gains and losses, net of tax, as a component of other comprehensive income (“OCI”). We determine the cost of securities sold based on the specific identification method. Realized gains or losses and impairment losses, such as other-than-temporary losses on equity securities and the credit component of other-than-temporary losses on debt securities, are recorded in other-than-temporary impairment losses on the accompanying financial statements.

We classify all investments maturing in one year or less as short-term and all investments maturing in more than one year as long-term.

	As of September 30, 2011

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)

	(in millions)
Short-term Investments
Bank time deposits (AFS)	$26.5	$—	$—	$26.5	<1

Total Short-term Investments	$26.5	$—	$—	$26.5

Long-term Investments
Debt securities
Auction rate securities (AFS)	$63.5	$6.6	$(11.1)	$59.0	10-41
Bank time deposits (AFS)	4.8	—	—	4.8	1-2

Total Long-term Investments	$68.3	$6.6	$(11.1)	$63.8

	As of December 31, 2010

	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Maturity range (in years)

	(in millions)
Long-term Investments
Debt securities
Auction rate securities (AFS)	$73.6	$7.9		$(12.2)	$69.3	11-41

We classify auction rate securities (“ARS”) and bank time deposits as AFS and record them at fair value. During the three quarters ended October 1, 2010, we determined that certain of our equity securities had declines in value that were other-than-temporary and we recorded a $1.1 million impairment charge on the securities. Impairment charges are included in other-than-temporary impairment losses in the accompanying financial statements. The amortized cost of these securities has been reduced by the recognized losses.

We recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in OCI when we do not intend to sell the security and it is more likely than not that we will not be required to sell the security prior to recovery. In determining whether an other-than-temporary loss is due to credit loss, we consider many factors including the adverse conditions related to a security, industry or geographic region, the failure of an issuer to make interest or principal payments, and rating changes of the security or issuer made by rating agencies. We did not recognize a non-credit component of an other-than-temporary impairment of a debt security in OCI in the quarter or three quarters ended September 30, 2011.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of September 30, 2011 and December 31, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total

	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

ARS as of September 30, 2011	$—	$—	$41.8	$11.1	$41.8	$11.1

ARS as of December 31, 2010	$—	$—	$50.7	$12.2	$50.7	$12.2

During the three quarters ended September 30, 2011, approximately $10.1 million of our ARS were called at par. There were no recognized gains or losses included in income during the quarter or three quarters ended September 30, 2011. During the quarter and three quarters ended October 1, 2010, we recognized a $0.1 million loss on the sale of certain investments included with the acquisition of Techwell, Inc. (“Techwell”), which occurred in the second fiscal quarter of 2010.

As of September 30, 2011, we had recorded a net unrealized loss of $4.5 million and a related deferred tax benefit of $1.1 million. We have concluded that the unrealized losses are temporary for the following reasons:

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

Trading Investments

Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate-owned life insurance in an employee non-qualified deferred compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in gain on deferred compensation investments and we record changes in the liability in selling, general and administrative expense. We classify these investments as other non-current assets since we have no plan or intent to liquidate or otherwise use these securities in our business operations. We classify the deferred compensation liability as a component of accrued compensation.

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

	(in millions)
By consolidated statement of operations line item
(Loss) gain on deferred compensation investments, net	$(1.1)	$0.2	$(0.9)	$0.3

Selling, general and administrative (benefit) expense	$(1.0)	$0.3	$(0.6)	$0.4

	September 30, 2011	December 31, 2010

	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.1	$11.5

Deferred compensation liability	$11.8	$11.9

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

Level 3 – Prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of September 30, 2011 using:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Short-term investments:
Bank time deposits	$26.5	$—	$26.5	$—
Prepaid expenses and other current assets:
Foreign exchange options	1.0	—	1.0	—
Long-term investments:
Auction rate securities	59.0	—	—	59.0
Bank time deposits	4.8	—	4.8	—
Other non-current assets:
Deferred compensation investments	11.1	1.7	9.4	—
Interest rate swap	0.1	—	0.1	—

Total assets measured at fair value	$102.5	$1.7	$41.8	$59.0

	Fair value as of December 31, 2010 using:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.5	$—	$0.5	$—
Long-term investments:
Auction rate securities	69.3	—	—	69.3
Other non-current assets:
Deferred compensation investments	11.5	1.1	10.4	—

Total assets measured at fair value	$81.3	$1.1	$10.9	$69.3

Liabilities
Other accrued expenses:
Interest rate swap	$1.6	$—	$1.6	$—

There were no transfers into or out of Level 1 and Level 2 financial assets and liabilities during fiscal years 2010 or 2011.

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. For other AFS securities, such as illiquid ARS, we use the present value of future expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

If we use more than one level of input that significantly affects fair value, we include the fair value under the lowest input level used.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions):

	AFS debt securities

	Insurance related auction rate securities	Corporate credit auction rate securities	Student loan auction rate securities	Total

Balance as of December 31, 2010	$39.8	$13.9	$15.6	$69.3
Transfers into or out of Level 3	—	—	—	—
Total gains or losses:
Unrealized gains	0.8	—	—	0.8
Unrealized losses	—	(0.7)	(0.3)	(1.0)
Purchases, issuances, sales and settlements:
Sales	(10.1)	—	—	(10.1)

Balance as of September 30, 2011	$30.5	$13.2	$15.3	$59.0

Note 4—Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as foreign currency derivatives to manage exposure to foreign currency fluctuations. By entering into these instruments, we are exposed from time to time to market risk and credit risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or fluctuations in foreign currency rates. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. The counterparties to the agreements relating to our derivative instruments consist of three major international financial institutions with high credit ratings. We do not believe that there is significant risk of nonperformance by these counterparties because we continually monitor the credit ratings of such counterparties. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties. As a result of the above considerations, we do not consider the risk of counterparty default to be significant.

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

Interest Rate Exposure Management—In connection with the extinguishment of our previous debt facility (see note 8), we terminated our prior interest rate hedge transaction and settled the prior interest rate swap agreement for $3.2 million. On September 21, 2011, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the 1-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate revolving credit facility to fixed interest rates through August 8, 2016. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair values of the swaps at inception were zero and subsequent changes in the fair values of the swaps are recorded in OCI, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

We record the fair value of our derivative financial instruments in the consolidated financial statements in other current assets, other non-current assets or other accrued expenses, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of derivative instruments designated as a cash flow hedge are recorded in OCI, to the extent the derivative instrument is effective. Changes in the fair values of derivatives not designated for hedge accounting and any ineffectiveness measured in designated hedge transactions are reported in earnings as they occur.

The fair value of these instruments in the unaudited condensed consolidated balance sheet was as follows (in millions):

		Fair value as of

	Balance sheet location	September 30, 2011	December 31, 2010

Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$1.0	$0.5

Derivatives Designated as Hedging Instruments
Asset Derivatives
Interest rate swap agreements	Other non-current assets	$0.1	$—

Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$—	$1.6

There was $0.2 million of ineffectiveness recorded in interest expense and fees for the quarter and three quarters ended September 30, 2011. There was no ineffectiveness recorded in income for the quarter or three quarters ended October 1, 2010. As of September 30, 2011, we expect $0.8 million of losses associated with our cash flow hedges to be reclassified from accumulated other comprehensive income into earnings within the next twelve months.

Note 5—Inventories

Inventories are summarized below (in millions):

	September 30, 2011	December 31, 2010

Finished products	$40.6	$38.8
Work in process	58.1	57.9
Raw materials	4.8	5.3

Total inventories	$103.5	$102.0

Note 6—Goodwill and Purchased Intangibles

Goodwill—Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. The following table summarizes changes in the net goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 31, 2010	$1,719.8
Accumulated impairment charge (recorded in fiscal year 2008)	(1,154.7)
Adjustment to deferred tax asset related to the Techwell acquisition	1.4

Goodwill balance as of September 30, 2011	$566.5

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. As of our last annual goodwill analysis, conducted in the fourth quarter of 2010, we had two reporting units – analog & mixed-signal and power management.

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

On July 2, 2011, we reorganized our reporting units, increasing from two reporting units to three reporting units – analog & mixed-signal, power management, and consumer. We performed a fair value analysis to allocate our goodwill at the time of the reorganization. Based on our analysis, no impairment was indicated. We will perform our annual test of impairment in the fourth quarter of 2011.

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

	September 30, 2011		December 31, 2010

	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

	(in millions)
Definite-lived: developed technologies	$126.0	$46.6	$149.0	$54.9
Definite-lived: other	53.5	14.0	58.3	13.4

Total	$179.5	$60.6	$207.3	$68.3

We recorded amortization expense as follows (in millions):

	Quarter ended		Three quarters ended

By statement of operations line item	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Amortization of purchased intangibles	$6.5	$9.3	$20.1	$20.3

Expected amortization expense remaining by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2011	$7.2
Fiscal year 2012	28.2
Fiscal year 2013	25.5
Fiscal year 2014	23.7
Fiscal year 2015	16.7
Thereafter	17.6

Total expected amortization expense	$118.9

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

Note 7—Income Taxes

The table below summarizes activity in the provision for unrecognized tax benefits (“UTBs”) resulting from uncertain tax positions (“UTPs”) (in millions):

Beginning balance (includes $14.0 million of interest and penalties as of December 31, 2010)	$166.8
Net increases related to prior year tax positions	0.3

Ending balance (includes $17.7 million of interest and penalties as of September 30, 2011)	$167.1

The UTB relates primarily to a provision established at the completion of field work on an Internal Revenue Service (“IRS”) tax audit for tax years 2005 through 2007. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. We are currently contesting this matter through the IRS appeals office. As the final resolution of the appeals process remains uncertain, we continue to provide for the UTPs based on the more likely than not thresholds.

We are currently unable to estimate the amount of accruals that will significantly change in the next twelve months. The major tax jurisdictions in which we operate include the United States, various individual states and several foreign jurisdictions.

Note 8—Long-Term Debt

On September 1, 2011, we established a new five-year, $325.0 million revolving credit facility (the “Facility”). This Facility replaced our previous $300.0 million term-loan facility and $75.0 million revolving credit facility. The Facility matures on September 1, 2016 and is payable in full upon maturity. We may request to increase the Facility by up to $75.0 million. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed.

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

At our option, loans under the Facility will bear stated interest based on the Base Rate or Eurocurrency Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the highest of (a) 1/2 of 1.00% per annum above the Federal Funds Rate (as defined in the Credit Agreement), (b) Bank of America’s prime rate and (c) the Eurodollar Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.75% to 1.75% per annum for Base Rate loans and 1.75% to 2.75% for Eurocurrency Rate loans based on Intersil’s Consolidated Leverage Ratio (as defined in the Credit Agreement).

	September 30, 2011	December 31, 2010

	(in millions)
Outstanding balance
Term-loan facility	$—	$298.5

Revolving credit facility	$278.2	$—

Actual interest rate in effect	1.97%	4.75%

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

	($ in millions)
Cash paid for interest	$4.6	$3.7	$11.6	$4.2

Weighted-average interest rate (pre-tax)	4.72%	4.75%	4.74%	4.83%

During the quarter ended September 30, 2011, we settled our previous term-loan facility for $278.2 million and recorded a loss on extinguishment of debt for unamortized loan fees of $ 8.4 million.

The aggregate annual principle payments of long-term debt remaining as of September 30, 2011 are presented in the following table (in millions):

Fiscal years 2011-2015	$—
Fiscal year 2016	278.2

Total debt outstanding	$278.2

The fair value of our debt approximates the carrying value as of September 30, 2011 and December 31, 2010.

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of September 30, 2011 and December 31, 2010. The standby letters of credit are primarily secured by $2.8 million of long-term bank deposits.

Note 9—Shareholders’ Equity

Dividends—In July 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.1 million on August 26, 2011 to shareholders of record as of the close of business on August 16, 2011. In October 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 25, 2011 to shareholders of record as of the close of business on November 15, 2011.

Class A Common Stock—Share activity for Class A common stock since December 31, 2010 (in thousands):

Balance as of December 31, 2010	124,552
Shares issued under stock plans, net of shares withheld for taxes	1,820

Balance as of September 30, 2011	126,372

Note 10—Comprehensive Income

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

	(in thousands)
Net income	$7,212	$32,068	$43,105	$339
Unrealized (loss) gain on AFS investments	(3,302)	332	(159)	9,009
Tax effect	776	(78)	37	(1,945)
Unrealized loss on interest rate swap	(412)	(2,471)	(1,229)	(2,471)
Tax effect	154	927	461	927
Currency translation adjustments	(361)	1,052	468	466

Comprehensive income	$4,067	$31,830	$42,683	$6,325

Currency translation adjustments (“CTA”) result when we translate our foreign currency-based financial statements into US dollars. A weakening US dollar will produce comprehensive income. Conversely, a strengthening US dollar will produce comprehensive loss.

Note 11—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Numerator:
Net income to common shareholders	$7,212	$32,068	$43,105	$339

Denominator:
Denominator for basic earnings per share—weighted average common shares	125,916	123,870	125,695	123,542
Effect of stock options and awards	128	104	354	991

Denominator for diluted earnings per share adjusted—weighted average common shares	126,044	123,974	126,049	124,533

Earnings per share
Basic	$0.06	$0.26	$0.34	$—

Diluted	$0.06	$0.26	$0.34	$—

Anti-dilutive shares not included in the above calculations
Awards	816	4,368	714	1,144

Options	14,202	13,070	14,506	13,476

Note 12—Equity-Based Compensation

We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees. Shares issued under these plans are made from newly-issued stock. The plans allow several forms of equity compensation including stock options (“Options”), restricted and deferred stock awards (“Awards”) and employee stock purchase plans.

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

We used the following assumptions in our models for Options awarded in the periods indicated.

	Three quarters ended
	September 30, 2011	October 1, 2010
Range of expected volatilities	34.4 – 42.9%	40.9 – 46.0%
Weighted average volatility	37.1%	43.0%
Range of dividend yields	3.1 – 4.3%	3.1 – 4.7%
Weighted average dividend yield	3.8%	3.3%
Range of risk-free interest rates	1.2 – 2.3%	1.0 - 3.4%
Weighted average risk-free interest rate	2.2%	2.5%
Range of expected lives, in years	5.0 – 5.6	1.3 – 5.7
Weighted average expected life, in years	5.3	5.4

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

Equity-Based Compensation Summary

	Options			Awards	Aggregate Information

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost

	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 31, 2010	13,216	$17.75	4.0	4,208
Granted(1)	3,319	12.56	6.5	1,363
Exercised(2)	(233)	8.72	3.4	(1,188)
Canceled	(1,796)	19.75	1.4	(514)

Outstanding as of September 30, 2011	14,506	$16.46	4.1	3,869	$40.5	$45.3

As of September 30, 2011
Exercisable/vested(2)	7,970	$19.13	2.7	93	$1.6
Unexercisable/unvested	6,536	$13.21	5.8	3,776	$38.9	$45.3
Number vested and expected to ultimately vest	14,191	$16.55	4.0	2,222	$23.6

		Stock Options		Stock Awards	Aggregate

Weighted average fair value per share of awards granted in the three quarters ended September 30, 2011		$2.85		$10.92	$5.20

Weighted average fair value per share of awards granted in the three quarters ended October 1, 2010		$4.33		$14.99	$10.25

(1)	Options granted include 857,385 shares and Awards granted include 285,794 shares issued in 2011 that have performance and market conditions that have not yet been earned.
(2)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of September 30, 2011 were 93,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three quarters ended

	September 30, 2011	October 1, 2010

	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	749	564

Aggregate intrinsic value of stock options exercised	$1.3	$1.2

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the unaudited condensed consolidated statement of operations (in millions):

	Quarter ended		Three quarters ended

	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

By statement of operations line item
Cost of revenue	$0.4	$0.6	$1.5	$1.6
Research and development	3.7	4.2	13.0	11.2
Selling, general and administrative	3.0	3.8	8.9	10.5
By stock type
Stock options	$2.7	$2.7	$8.6	$8.2
Restricted and deferred stock awards	4.1	5.6	13.8	14.2
Employee stock purchase plan	0.3	0.3	1.0	0.9

	September 30, 2011	December 31, 2010

Equity-based compensation capitalized in inventory	$0.7	$0.8

Performance-based Grants

As of September 30, 2011, we had Options and Awards outstanding that include the usual service conditions as well as market conditions related to total shareholder return and performance conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0 -150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

	September 30, 2011

	Options	Awards

	(in thousands)
Performance-based units outstanding	857	882
Maximum shares that could be issued assuming the highest level of performance	1,286	1,191
Shares expected to vest	706	449

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

Indemnifications—We incur indemnification obligations for intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

Note 15—Recent Accounting Pronouncements

FASB Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and requires entities to separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 1 and Level 2 fair value measurements. ASU 2010-06 is currently effective. This statement resulted in additional disclosures on fair value measurements.

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350)”—In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This statement is currently effective and did not impact our unaudited condensed consolidated financial statements.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”—In April 2011, the FASB issued ASU 2011-04. ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We anticipate ASU 2011-04 will result in additional disclosures within our financial statements.

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

FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”—In September 2011, the FASB issued ASU 2011-08. ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted. We do not anticipate ASU 2011-08 will have a material impact on our financial statements.

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

Overview

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications within the industrial, computing, communications and consumer markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Statement of operations data and percentage of revenue for the periods (% of revenue):

	Quarter ended		Three quarters ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.0%	41.1%	42.3%	42.0%
Gross profit	57.0%	58.9%	57.7%	58.0%
Operating costs and expenses:
Research and development	24.4%	21.7%	24.1%	21.7%
Selling, general and administrative	18.3%	15.2%	17.7%	16.0%
Amortization of purchased intangibles	3.5%	4.3%	3.4%	3.2%
Restructuring	—%	—%	0.4%	—%
Acquisition-related costs	—%	0.2%	—%	1.3%
Operating income	10.8%	17.5%	12.1%	15.8%
Interest income	0.4%	0.3%	0.4%	0.4%
Interest expense and fees	(2.0)%	(1.9)%	(2.1)%	(1.2)%
Loss on extinguishment of debt	(4.5)%	—%	(1.4)%	—%
(Loss) gain on deferred compensation investments, net	(0.6)%	0.1%	(0.2)%	—%
Other-than-temporary impairment losses	—%	—%	—%	(0.2)%
Income before income taxes	4.0%	16.1%	8.8%	14.8%
Income tax expense	0.2%	1.4%	1.5%	14.7%
Net income	3.9%	14.6%	7.2%	0.1%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified certain amounts in the quarter(s) ended October 1, 2010 to conform to the presentation in the quarter(s) ended September 30, 2011.

Revenue and Gross Profit

Revenue for the quarter ended September 30, 2011 decreased $32.4 million or 14.8% to $186.8 million from $219.1 million during the quarter ended October 1, 2010. The decrease in sales was broadbased in the industrial, communications, and consumer end markets, partially offset by an increase in the computing end market. Sales into the industrial, communications, and consumer end markets decreased by 33.4%, 6.0%, and 16.3%, respectively, from the quarter ended October 1, 2010. Sales into the computing end market increased 8.7% from the same quarter last year.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	September 30, 2011		October 1, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$50.3	26.9%	$75.4	34.4%
Computing	50.5	27.0%	46.4	21.2%
Communications	42.7	22.9%	45.5	20.8%
Consumer	43.3	23.2%	51.8	23.6%
Total	$186.8	100.0%	$219.1	100.0%

In aggregate, a 2.7% decrease in unit shipments decreased net revenue from third quarter of 2010 levels by $6.0 million and average selling prices (“ASPs”) decreased 12.4%, decreasing revenues by $26.3 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Revenue for the three quarters ended September 30, 2011 decreased $33.7 million or 5.4% to $594.7 million from $628.4 million during the three quarters ended October 1, 2010. The decrease in sales was broadbased across all end markets. Sales into the industrial, computing, communications, and consumer end markets decreased by 10.1%, 1.0%, 6.2%, and 3.1%, respectively, compared to the three quarters ended October 1, 2010.

Revenues by end market were as follows ($ in millions):

	Three quarters ended
	September 30, 2011		October 1, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$171.2	28.8%	$190.4	30.3%
Computing	161.8	27.2%	163.4	26.0%
Communications	130.4	21.9%	139.1	22.1%
Consumer	131.3	22.1%	135.5	21.6%
Total	$594.7	100.0%	$628.4	100.0%

In aggregate, a 1.6% increase in unit shipments increased net revenue from year-to-date 2010 levels by $9.8 million and ASPs decreased 6.8%, decreasing revenues by $43.5 million.

Geographically, year-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Three quarters ended
	September 30, 2011		October 1, 2010
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$460.1	77.4%	$463.4	73.7%
North America	86.6	14.6%	111.8	17.8%
Europe and other	48.0	8.0%	53.2	8.5%
Total	$594.7	100.0%	$628.4	100.0%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Taiwan, Japan, Germany, Singapore, Mexico, Thailand, and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 54.4% of revenue, followed by the United States (13.5%) and South Korea (7.1%) during the three quarters ended September 30, 2011. Two distributors that support a wide range of customers around the world accounted for 11.9% and 11.2% of our revenues in the three quarters ended September 30, 2011. Two original design manufacturers accounted for 9.3% and 8.8% of our revenues for the three quarters ended September 30, 2011.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended September 30, 2011, gross profit decreased $22.5 million or 17.4% to $106.5 million from $129.1 million during the quarter ended October 1, 2010. As a percentage of sales, gross margin was 57.0% during the quarter ended September 30, 2011 compared to 58.9% during the quarter ended October 1, 2010. The decrease in gross margin was primarily due to fluctuations caused by product sales mix changes at the product family level. Generally, our computing and consumer products have lower gross margins than our industrial and communications products.

During the three quarters ended September 30, 2011, gross profit decreased $20.9 million or 5.7% to $343.4 million from $364.2 million during the three quarters ended October 1, 2010. As a percentage of sales, gross margin was 57.7% during the three quarters ended September 30, 2011 compared to 58.0% during the three quarters ended October 1, 2010. The slight decrease in gross margin was primarily due to fluctuations caused by product sales mix changes at the product family level. We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

R&D expenses decreased $1.8 million or 3.9% to $45.7 million during the quarter ended September 30, 2011 from $47.5 million during the quarter ended October 1, 2010. We reduced our R&D spending primarily through reduced incentive accruals and cost reduction initiatives to optimize and integrate acquired organizations.

R&D expenses increased $6.8 million or 5.0% to $143.1 million during the three quarters ended September 30, 2011 from $136.4 million during the three quarters ended October 1, 2010. R&D spending grew year over year primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A costs increased by $0.8 million or 2.5% to $34.2 million during the quarter ended September 30, 2011 from $33.4 million during the quarter ended October 1, 2010. The increase was driven by increased legal and professional fees primarily offset by reduced sales commissions, compensation expense and incentives as we implemented cost saving initiatives and reduced incentive accruals.

SG&A costs increased by $4.9 million or 4.9% to $105.5 million during the three quarters ended September 30, 2011 from $100.6 million during the three quarters ended October 1, 2010. The increase was driven by increased sales commissions, compensation expense and increased incentives from additional employees gained in acquisition.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets decreased $2.8 million or 30.2% to $6.5 million in the quarter ended September 30, 2011 from $9.3 million in the quarter ended October 1, 2010. The decrease resulted primarily from intangibles that became fully amortized during 2011.

Amortization of purchased intangible assets decreased $0.2 million or 0.9% to $20.1 million in the three quarters ended September 30, 2011 from $20.3 million in the three quarters ended October 1, 2010. The changes resulted primarily from purchased intangibles due to the acquisition of Techwell, offset by intangibles that became fully amortized during 2011.

Restructuring

Restructuring costs were minimal in the quarter ended September 30, 2011 and $2.4 million in the three quarters ended September 30, 2011. The restructuring was part of our ongoing efforts to optimize operations and conclude the integrations of acquired organizations. It included a workforce reduction of approximately 3% and an anticipated reduction in annual operating expenses of approximately $8 million. There were minimal restructuring expenses in the quarter and three quarters ended October 1, 2010.

Acquisition-related Costs

Acquisition-related costs were minimal for the quarter ended September 30, 2011 and $0.4 million for the quarter ended October 1, 2010. Acquisition-related costs were $0.3 million for the three quarters ended September 30, 2011 and $7.9 million during the three quarters ended October 1, 2010. For all periods, the costs were primarily related to the acquisition of Techwell in the second fiscal quarter of 2010.

Other Income and Expenses

Interest Income

Interest income decreased slightly to $0.7 million during the quarter ended September 30, 2011 from $0.8 million during the quarter ended October 1, 2010. Interest income was $2.2 million during the three quarters ended September 30, 2011 and $2.3 million during the three quarters ending October 1, 2010.

Interest Expense and Fees

Interest expense and fees decreased to $3.8 million during the quarter ended September 30, 2011 from $4.2 million during the quarter ended October 1, 2010. The decrease is due to the replacement of our previous long-term debt agreement with a new revolving loan facility with a lower interest rate.

Interest expense and fees increased to $12.5 million during the three quarters ended September 30, 2011 from $7.6 million during the three quarters ended October 1, 2010. The change was due to interest and fees on the long-term debt agreement entered into during the second quarter of 2010 to fund the acquisition of Techwell.

Loss on Extinguishment of Debt

During the quarter ended September 30, 2011, we extinguished our previous term-loan agreement and wrote-off $8.4 million in unamortized loan fees.

(Loss) Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.1 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During the quarter ended September 30, 2011, we recorded a loss of $1.1 million on deferred compensation investments and a decrease in compensation expense of $1.0 million. During the three quarters ended September 30, 2011, we recorded a loss on deferred compensation investments of $0.9 million and a $0.6 million decrease in compensation expense.

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

Income Tax

Income tax expense for the quarter ended September 30, 2011 was $0.3 million or 4.1% of income before taxes compared with an expense of $3.2 million or 8.9% of income before taxes for the quarter ended October 1, 2010. The quarter ended October 1, 2010 included a discrete benefit of $5.9 million which offset non-discrete tax expense of $9.1 million. The discrete benefit was due primarily to a decrease in the provision for uncertain tax positions. Excluding discrete items, the effective tax rate for the quarter ended September 30, 2011 was lower than the same quarter last year due to a greater portion of income in lower tax jurisdictions. Our fourth quarter tax rate, inclusive of discrete items, is expected to be approximately 18-20%.

Income tax expense for the three quarters ended September 30, 2011 was $9.1 million or 17.5% of income before taxes compared with $92.6 million or 99.6% of income before taxes for the three quarters ended October 1, 2010. The three quarters ended October 1, 2010 included a discrete charge of $69.9 million which was due primarily to a provision established upon the completion of field work of a multi-year IRS examination. The effective tax rate for the three quarters ended September 30, 2011, excluding discrete items, was slightly lower than the prior year due to a greater portion of income in lower tax jurisdictions.

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

Our six-month backlog was $141.3 million as of September 30, 2011 compared to $166.3 million as of December 31, 2010 and $167.2 million as of October 1, 2010. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our third quarter 2011 earnings release, filed as an exhibit to our Form 8-K on October 26, 2011, we announced that we anticipate revenues for the fourth quarter 2011 to be in the range of $162 million to $170 million. Based on this outlook, we stated that we expect fourth quarter 2011 earnings per diluted share to be between $0.04 and $0.07.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 31, 2010. As of September 30, 2011, we had $21.5 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of September 30, 2011, our total shareholders’ equity was $1,068.2 million and we had $420.8 million in cash, cash equivalents and short-term securities. In addition, we had $278.2 million in long-term debt outstanding as further described in Note 8 of the accompanying unaudited condensed consolidated financial statements.

We had $63.8 million in long-term investments, consisting of $59.0 million in auction rate securities (“ARS”) and $4.8 million in bank time deposits as of September 30, 2011. The ARS are composed of approximately $30.5 million of insurance-related securities, $13.2 million of corporate credit securities and $15.3 million of securities collateralized by student loans. We continue to accrue and receive interest on the securities based on a contractual rate. The weighted rate is currently approximately 193 basis points above one month LIBOR.

Our primary sources and uses of cash during the three quarters ended September 30, 2011 and October 1, 2010 were as follows (in millions):

	Three quarters ended
	September 30, 2011	October 1, 2010
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$108.4	$108.6
Exercise of stock options and purchases under the employee stock purchase plan, including tax benefits	4.3	6.5
	112.7	115.1
Issuance of long-term debt
Issuance of long-term debt, net of fees	275.0	288.1
	275.0	288.1
Uses of Cash
Business improvement investments
Business acquisitions, net	—	(404.9)
Capital expenditures, net of sale proceeds	(8.7)	(13.2)
	(8.7)	(418.1)
Repayments of debt
Repayments of debt	(298.5)	(0.8)
	(298.5)	(0.8)
Returns to shareholders
Dividends paid	(46.2)	(45.0)
	(46.2)	(45.0)
Cash/Investment Management Activities
(Increase) decrease in investments and foreign exchange effects	(23.0)	83.5
Net increase (decrease) in cash and cash equivalents	$11.3	$22.8

For the three quarters ended September 30, 2011, our operational cash flows were $112.7 million compared to $115.1 million in the three quarters ended October 1, 2010. This decrease of $2.4 million was primarily due to the settlement of the interest rate swap and lower operating income, offset by changes in working capital. We repaid our long-term debt for $298.5 million year-to-date and drew on our revolver line for $275.0 million, net of fees. We used approximately $8.7 million for capital expenditures and $46.2 million to pay shareholder dividends. Investment balances were increased by $23.0 million in the three quarters ended September 30, 2011 primarily with the purchase of $33.8 million of short and long-term investments offset by calls of certain ARS for $10.1 million. The resulting increase in cash was $11.3 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $20.2 million or 22.8% to $68.5 million as of September 30, 2011 from $88.7 million as of December 31, 2010. This decrease primarily reflects the decrease in sales and increased reserves related to changes in distributor agreements.

Our net inventories increased by $1.5 million or 1.5% to $103.5 million as of September 30, 2011 from $102.0 million as of December 31, 2010. Inventories increased from year end as a result of decreased sales activity. We maintain stock of certain high volume products to ensure our lead times remain within customer expectations.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $8.7 million for the three quarters ended September 30, 2011 and $13.2 million for the three quarters ended October 1, 2010. Capital expenditures have been focused primarily on facilities improvements at our Milpitas location, electronic equipment mostly for R&D, and on the expansion of available capacity for test partners to support continuing unit volume growth. We anticipate capital expenditures will remain at current levels in the near term.

Proceeds from Exercises of Stock Options and our Stock Purchase Plan

Cash flow from stock plans (exercises of stock options and related tax benefits and sales under our Employee Stock Purchase Plan, or ESPP) was $4.3 million in the three quarters ended September 30, 2011, compared to $6.5 million received in the three quarters ended October 1, 2010. Exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. Recent declines in stock price have resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock

In July 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on August 26, 2011 to shareholders of record as of the close of business on August 16, 2011. In October 2011, our Board of Directors also declared a dividend of $0.12 per share, to be paid on November 25, 2011 to shareholders of record as of the close of business on November 15, 2011.

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

Credit markets have tightened as a result of the recent financial crises, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We have experienced a number of resulting effects, including product delays due to effects experienced by key suppliers; reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility and extreme changes in the earnings and fair value of our investments.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of September 30, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended September 30, 2011, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, filed with the SEC on February 28, 2011, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Restated Bylaws of Intersil (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q, filed August 7, 2009).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10	Credit Agreement dated September 1, 2011, by and among Intersil, the Lenders (as defined therein), Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 8, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed or furnished herewith.

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

Date: November 4, 2011