Form 10-K
period 2011-12-30
INTERSIL CORP/DE
filed 2012-02-24
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of our Class A Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sale price of $12.95 on the Nasdaq Global Select Market) on July 1, 2011 was approximately $1,630.0 million.

As of February 20, 2012, there were 126,609,746 shares of our Class A Common Stock, par value $0.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2012.

INTERSIL CORPORATION

FORM 10-K

December 30, 2011

PART I

PART I

Item 1.	Business.

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements . Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Company Overview

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (“ICs”). We believe our product portfolio addresses some of the largest opportunities within the industrial, computing, consumer and communications markets.

Our mission is to provide differentiated, high-performance analog and mixed-signal ICs that meet our customers’ needs and exceed their expectations. Our objective is to grow our business faster than our peers. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation (“Harris”) and began operating as Intersil. We began our transformation into a high-performance analog and mixed-signal company in 2002 with the acquisition of Elantec Semiconductor, Inc. (“Elantec”), the divestiture of our wireless networking business in 2003, the 2004 acquisition of Xicor, Inc. (“Xicor”) and the 2007 acquisition of Planet ATE, Inc.. We acquired D2Audio Corporation, Kenet, Inc. and Zilker Labs, Inc. (“Zilker”) in 2008 and Quellan Inc. (“Quellan”) in 2009. During 2010, we acquired the business of Rock Semiconductor and also acquired Techwell, Inc. (“Techwell”), expanding our leadership in specific high-growth industrial markets.

Our internet address is www.intersil.com. We post the following filings free of charge on our website: our annual reports on

Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), our proxy statements on Schedule 14A related to our annual shareholders’ meeting and any amendments to these reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Act.

We have adopted a Corporate Code of Ethics, which is applicable to our Senior Financial Officers, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Treasurer and other financial professionals. A complimentary copy of the Code of Ethics is available on our website or upon request. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.

Business Strategy

Our business strategy emphasizes the following key elements:

•

Focus on our Top Ten Growth Drivers. We are focusing on our top ten growth drivers which align our areas of technical strength with macro trends and markets where we believe we can develop or sustain market leadership. These growth drivers include:

Active Cables	Digital Power Modules
Audio	Optical Sensors
Automotive	PC Power Management
Dense Power Conversion	Pico Projectors
Digital Power Management	Security Surveillance

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

•

Maintain Technology Leadership. We have more than 700 employees engaged in research and development working on innovative solutions for analog and mixed-signal architectures. In conjunction with these efforts, we continue to expand our strong intellectual property position by seeking to increase our existing portfolio of over 1,200 patents.

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

•

Partner with Leaders in our Target Markets. We partner with industry leaders in each of our target markets to deliver advanced technology for rapidly emerging applications. Our customer base of industry leaders illustrates the acceptance of our products to date. We continue to partner with these customers and others to develop and market our next generation products. Our applications and design engineers support our customers’ end product development.

•

Utilize Specialty Expertise in Manufacturing Services. We employ high-volume and specialty suppliers of products and services in our industry. We outsource a substantial portion of our wafer production as well as assembly, test and packaging requirements. We utilize merchants who specialize in those products and services and deliver them at reasonable cost. This reduces our capital requirements and enhances our flexibility in managing our ever-changing business.

Products and Technology

Our product strategy is focused on broadening our portfolio of Application-Specific Standard Products and General Purpose Proprietary Products which are targeted within the industrial, computing, consumer and communications markets.

Industrial

Our industrial products include our operational amplifiers, bridge drivers, isolated and non-isolated power management products, switches and multiplexers, video decoders, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, military, instrumentation, security surveillance and factory automation. The industrial category, which has grown substantially as a result of our acquisition of Techwell, represented 29% of our sales in 2011.

Computing

Our computing products include desktop, server, notebook and network attached storage power management, including core power devices and other power management products for peripheral devices as well as lithium ion battery chargers. The computing category represented 27% of our sales in 2011.

Consumer

Our consumer products include our handheld, display, gaming, light sensor and Class-D audio amplifier products. These products target high-growth applications such as smartphones, LCD televisions, tablet computers, electronic game systems, set top boxes, MP3 players, GPS systems, AV receivers and home audio systems. The consumer category represented 22% of our sales in 2011.

Communications

Our communications products include our line drivers, isolated and non-isolated power management, radiation-hardened products, Zilker Labs digital power management products, broadband and hot plug power management products and high-speed data converters. These products target applications in markets such as DSL, home gateway, satellite, networking, cellular base station and networking/switching equipment. The communications category represented 22% of our sales in 2011.

Glossary

Analog integrated circuits—circuits that operate with voltage and current varying in a continuous fashion; in contrast, digital chips only use and create voltages or currents at discrete levels, with no intermediate values. Some examples of analog ICs are operational amplifiers, voltage references, and comparators.

Bridge driver power management—a device that supplies or accepts power in the form of voltage and current into a circuit that consists of a load connecting two or more switching elements. An example of a bridge driver is a device that opens and closes switches arranged to cause a motor to start, control speed, stop, and reverse direction. Power management to and from those devices is an element of the technology.

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

Global Positioning System (“GPS”)—devices that use the Global Navigation Satellite System, which is comprised of more than two dozen GPS satellites in medium Earth orbit, transmitting signals allowing GPS receivers to determine the receiver’s location, speed and direction.

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

Mixed-signal integrated circuits—any IC that has both analog circuits and digital circuits on a single semiconductor die. Examples of mixed-signal ICs include analog-to-digital/digital-to-analog converters, digitally controlled potentiometers, and real time clocks.

MP3 players—devices that play digital audio in the MPEG-1 Audio Layer 3 format, more commonly referred to as MP3, which is an encoding and compression format designed to greatly reduce the amount of data required to represent the audio content.

Multiplexer—also known as ‘mux’, a multiplexer is a device that combines several input signals into a single output signal in such a manner that each of the input signals subsequently can be recovered.

Operational amplifiers—usually referred to as an ‘op-amp,’ captures weak signals from various inputs and amplifies them for processing. Op-amps are among the most widely used electronic devices today, being utilized in a vast array of consumer, industrial, and scientific devices.

Power converters—a circuit which converts a source of direct current from one voltage to another. Converters are important in portable electronic devices such as cellular phones and laptop computers, which are supplied with power from batteries. Such electronic devices often contain several sub-circuits, with each sub-circuit requiring a unique voltage level different than that supplied by the battery.

Smartphones—a cell phone that also adds features that one might find on a computer, such as the ability to access the internet, send and receive e-mail and edit documents.

Vertical markets—focus on specific end-use applications such as smartphones, personal computers and flat-panel televisions. Vertical markets are distinct from horizontal markets in that horizontal markets focus on general purpose IC products that can be used in thousands of applications such as data converters, voltage regulators and many other IC component products.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the high-performance analog and mixed-signal sector of that industry. Substantially all revenues result from the sales of semiconductor products. All intercompany revenues and balances have been eliminated. The revenues noted in this section are based on shipping destination.

A summary of the operations by geographic area is below (in millions):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
United States Operations
Net revenues	$102.9	$138.0	$98.1
Tangible long-lived assets	52.5	58.2	64.6
International Operations
Net revenues	657.6	684.4	513.3
Tangible long-lived assets	38.5	45.3	37.7

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea, Taiwan and Japan. A summary of percent of revenues by country is below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Revenues by country
China (includes Hong Kong)	55%	49%	49%
United States	14	17	16
South Korea	7	7	11

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore and Mexico accounted for at least 1% of our total revenues in 2011.

Two distributor customers and two contract manufacturers, each accounting for at least 5% of our revenues, totaled 41% of revenues in 2011. Two distributors, Aeco Technology Co., Ltd and Avnet, Inc. (“Avnet”) each represented approximately 11% of revenues during 2011 and approximately 15% and 19% respectively of aggregate net accounts receivable as of December 30, 2011. The loss of any one or more of these customers could result in a materially negative impact on our business. In January 2011, we announced the termination of our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We simultaneously strengthened our relationship with Avnet, which enabled Avnet to integrate our unique product portfolio into its existing design chain services and strengthened our offering to a global network of customers.

Sales, Marketing and Distribution

In 2011, we derived approximately 47% of our revenues from original equipment manufacturer (“OEM”) customers, original design manufacturer (“ODM”) customers, and contract manufacturers. We derived approximately 53% of our revenues through distributors and value-added resellers.

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

To serve our customer base, we maintain a highly focused sales team, which focuses on those major accounts that are strategic to our marketing and product strategies. Our direct geographical sales organizations sell products in regions throughout the world. The geographical sales force works closely with a network of distributors and manufacturers’ representatives, creating a worldwide selling network. Dedicated direct sales organizations operate in the North American, European, Japanese and Asia/Pacific markets. We strategically locate sales offices near major OEM and ODM customers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

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

Distributors and value-added resellers handle a wide variety of products, including products sold by other companies that compete with our products. Most of our sales to distributors include agreements allowing for market price fluctuations and/or the right to return some unsold products. Some of our distribution agreements contain an industry standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In our experience, these inventory returns can usually be resold. We recognize revenue shipped to North American distributors when the distributor sells the product. We generally recognize sales made to international distributors when product is shipped to the international distributors and provisions are recorded on those sales for expected price fluctuations and returns.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. We incurred costs of $185.5 million, $183.3 million and $145.1 million on research and development projects in 2011, 2010 and 2009, respectively, including equity-based employee compensation. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house research and development and, occasionally, selective acquisitions. As of December 30, 2011, we had more than 700 employees engaged in research and development. We introduce hundreds of new products each year over many different product families that serve many different markets.

Manufacturing

Our products utilize silicon wafers containing ICs. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of ICs in our Florida manufacturing facility. We also have wafers of ICs manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. In addition, this strategy significantly reduces the ongoing capital investment required to maintain our production capabilities. During 2011, we internally produced approximately 15% of our wafers and outsourced the remaining 85% from foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, Taiwan, China and Singapore. However, we maintain internal assembly and test capabilities for certain products in Florida and California.

In 2011, we did not experience delays in obtaining raw materials. However, our reliance on foundry partners for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of ICs, from wafer fabrication through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers often require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory. Manufacture, assembly and testing of ICs is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials, disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

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

Our six-month backlog as of December 30, 2011 was $134.8 million compared to the six-month backlog as of December 31, 2010 of $166.3 million. Although not always the case, as discussed in the foregoing paragraph, backlog can be a leading indicator of near-term revenue performance.

See Business Outlook elsewhere in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near-term.

Seasonality

The consumer and computing markets have historically experienced weaker demand in the first half of the year than in the second half of the year in the semiconductor industry. However, economic events, acquisitions and the cyclical nature of the industry have had a greater impact on quarterly fluctuations in recent years.

Competition

The high-performance analog and mixed-signal market is extremely competitive. We compete in our target markets with many companies that may have significantly greater financial, technical, manufacturing and marketing resources than us, including but not limited to Texas Instruments, Analog Devices, Linear Technology, ON Semiconductor and Maxim Integrated Products. We compete on the basis of technical performance, product features, customized design, price, availability, quality, reliability, sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields, product availability, intellectual property protection obtained by us and our competitors, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

We own rights to a number of trademarks and patents that are important to our business. Our trademarks do not expire as long as we continue to use them in our business. We have registered some of our trademarks with the U.S. Patent and Trademark Office and other foreign governmental trademark authorities. These registrations provide rights in addition to basic trademark rights. As long as we comply with renewal and other procedures specified by the applicable trademark laws, these additional rights will not expire. Our corporate policy is to protect proprietary products by obtaining patents for these products when practicable. We currently possess over 1,200 U.S. and foreign patents and have approximately 1,150 U.S. and foreign patents pending. The expiration dates of these patents range from 2012 to 2030.

Employees

Our worldwide workforce consisted of 1,643 employees (full and part-time) as of December 30, 2011. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

We believe that our operations are substantially in compliance with applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three years. However, we are subject to numerous federal, state and international environmental laws and regulatory requirements. From time to time, we become involved in investigations or litigations of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). Further, we may receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence will not have a material adverse effect on our financial condition, results of operations or cash flows. To the extent any known contamination was caused prior to August 1999, Intersil is indemnified against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;

•	global economic weakness, including insufficient credit available for our customers to purchase our products;

•	successful development of new products;

•	the timing of new product introductions and new product performance and quality;

•	manufacturing difficulties, such as the availability, cost and extent of utilization of manufacturing capacity and raw materials;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	pricing pressures and other competitive factors, such as competitors’ new products;

•	changes in product mix;

•	product obsolescence;

•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;

•	customer service;

•	the need for additional capital;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;

•	the successful integration of acquisitions;

•	demand for, and market acceptance of, new and existing products;

•	the extent and timing that customers order and use our products and services in their production or business;

•	competitors with significantly greater financial, technical, manufacturing and marketing resources;

•	fluctuations in manufacturing yields;

•	procurement shortage;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;

•	changes in import export regulations; and

•	exchange rate fluctuations.

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

Financial turmoil in recent years affecting the banking system and financial markets, and the possibility that financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. A credit crisis may cause a number of negative effects on our business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions, impacting our treasury operations. Other income and expense could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Downturns in the macroeconomic business cycle could reduce our revenues and profitability.

The semiconductor industry is highly cyclical, which could create significant variations in our operating results. The markets in which we compete may experience downturns in the future that negatively affect our sales. A macroeconomic downturn may cause us to experience a significant decrease in our operating income margins as a result of declining sales and resulting industry changes such as mix of products sold, price competition and costs associated with the need for continual and rapid introduction of new products.

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

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our internal wafer fabrication facility is located on the east coast of Florida. Operations at this facility may experience disruptions during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. In the event of a major hurricane, earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions, any of which could materially adversely affect us. In addition, the operations of our suppliers could be subject to natural disasters and other business disruptions, which could cause shortages and price increases of various essential materials. If the operations of our suppliers are affected by natural disasters or business disruptions, we may have to reduce our manufacturing operations. Such disruptions could have a material adverse effect on us.

We are heavily reliant on third-party freight firms for nearly all of our shipments from vendors, from our foundries to assembly and test sites, primarily in Asia, and for shipments to customers of our final product. This includes ground and air freight and may also include seaborne freight. Any significant disruption of such freight business globally or in certain parts of the world, particularly where our operations are concentrated, could materially affect our ability to generate revenues. Business interruption insurance may not provide enough protection to compensate us for losses that may occur. Accordingly, any of these disruptions could significantly harm our business.

Our business has been and is expected to continue to be characterized by average selling prices (“ASPs”) that decline over relatively short time periods, which can negatively affect our results of operations unless we are able to sell more units, reduce our costs, and introduce new products with higher ASPs or some combination thereof.

ASPs for our products have historically declined over relatively short time periods. For example, in 2011, our ASPs decreased by approximately 5% compared with 2010; and in 2009, our ASPs decreased by approximately 6% compared with 2008. Declining sales prices at the product level have been a phenomenon of the semiconductor industry for much of its existence. Fluctuations in ASPs are expected to continue into the future. Although individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. We are unable to predict pricing conditions for any future periods. When our average selling prices decline, our net sales and net income decline unless we are able to compensate by selling more units, reduce our costs or introduce new, higher margin products that offer advanced features.

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our bank term-loan.

In September 2011, we entered into a $325.0 million revolving credit facility (the “Facility”) which matures September 2016 and bears interest currently at 2.25% over the London Interbank Offered Rate (“LIBOR”). Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay strategic acquisitions, investments or alliances;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our indebtedness. In the event we are unable to service our indebtedness, including the Facility, it could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business, thereby adversely impacting our financial results. In addition, any such financing, refinancing or sale of assets might not be possible or may not be on commercially reasonable terms.

Restrictions in our credit facility and outstanding debt instruments may limit our activities.

Our current credit facility and future debt instruments to which we may become subject may impose restrictions that limit our ability to engage in certain activities including our ability to enter into certain transactions, make investments or other specified restricted payments, pay certain dividends or repurchase our capital stock, create certain liens on our assets and incur certain subsidiary indebtedness. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. These covenants could restrict our ability to finance future operations or capital needs, respond to changing business and economic conditions or engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. If we breach any of the covenants under our credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. In addition, the lenders under our credit facility could institute foreclosure proceedings against the U.S. assets used to secure the borrowing under such facility.

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

Because we depend on third-party foundries and other manufacturing subcontractors to manufacture, assemble and test some of our products, we may experience delays beyond our control in delivering those products to our customers.

We use both internal wafer fabrication facilities and third-party wafer fabrication foundries in manufacturing our products. We intend to continue to rely on third-party foundries and other specialist suppliers for most of our manufacturing requirements and most of our assembly and testing requirements. However, certain of these third-party foundries are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. As a result, we cannot directly control semiconductor delivery schedules, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of wafers and other semiconductor materials or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and may result in a decrease in sales of our products. If the third-party foundries we currently use are unable to provide our products, we may be required to seek new foundries and we cannot be certain that their services will be available at favorable terms or that sufficient capacity will be available within a reasonable time period.

In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third-party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the third-party foundries we currently use do not achieve adequate yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our reputation, business, financial condition and/or results of operations.

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We rely on wafer fabrication foundries and other test, assembly and packaging subcontractors in geologically unstable locations around the world. This reliance involves risks associated with the impact of earthquakes and other natural disasters on us, including loss of life, temporary loss of capacity, availability and cost of key raw materials and equipment and availability of key services including transport. Any prolonged inability on the part of these foundries and/or subcontractors to serve us as a result of fire, natural disaster, unavailability of electric power or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

We rely on a limited number of independent subcontractors with whom we do not have long-term contracts. A substantial majority of the IC wafers we fabricate or purchase from our outside foundries are sent to our subcontractors for assembly, test and packaging. Our reliance on these subcontractors involves significant risks to us, including the possibility that the subcontractors will lack adequate capacity or the financial resources to deliver our products at the times and in the quantities that we request, or that the subcontractors will eliminate process technologies necessary for our products and the quality of our products will suffer from our lack of control over packaging and delivery. These subcontractors may discontinue doing business with us for a variety of reasons, including economic factors. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

If our products contain defects or fail to achieve industry reliability standards, our reputation may be harmed, and we may incur significant unexpected expenses and lose sales opportunities. Our insurance coverage for such events may be insufficient.

Our products may contain undetected errors or defects that may:

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

Our future success and competitive position depend in part upon our ability to develop or obtain and subsequently maintain proprietary technology used in our principal products. We rely on intellectual property rights to protect this technology. Our rights include, but not are limited to, rights existing under patent, trade secret, trademark, maskwork and copyright law. Some of our technology is not covered by any patent or patent application, and there are risks that:

•	some of the more than 1,200 patents that we own may be invalidated, circumvented or challenged;

•	the patents that we own may not provide competitive advantages to us; or

•	some of our pending or future patent applications may not be issued with the initially sought scope of the claims sought by it, if issued at all.

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

The failure to protect our intellectual property, to extend its existing license agreements or utilize alternative technology could adversely affect our revenues.

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

These indemnification obligations would be triggered for reasons including the sale or supply of a product that was later discovered to infringe another party’s proprietary rights. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. To address any potential claims or actions asserted against us or those we have indemnified, we may seek to obtain a license under a third-party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all. Litigation could result in significant expense to us, adversely affecting sales of the challenged product or technology and diverting the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse outcome in any litigation, we may be required to:

•	pay substantial damages, which may include enhanced damages for willful infringement, and incur significant attorneys’ fees;

•	indemnify customers for damages they might suffer if the products they purchase from us infringe intellectual property rights of others;

•	indemnify purchasers of businesses that we have divested for damages they might suffer if certain of the products they sell infringe intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technology;

•	discontinue the use of some processes; or

•	obtain licenses to intellectual property rights covering products and technology that may, or may have been found to, infringe or misappropriate such intellectual property rights.

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

Non-U.S. sales accounted for approximately 86% of our revenue in 2011. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

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

While we and our subsidiaries transact business primarily in U.S. dollars and most of our collections and payments are denominated in U.S. dollars, a portion of the costs and revenues is denominated in other currencies, such as the Euro and the Japanese Yen. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect the costs of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on results of operations cannot be accurately predicted. From time to time, we have engaged in, and may continue to engage in, foreign exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. Any hedging technique, however, that we may implement may not be effective or may result in foreign exchange hedging losses.

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

The semiconductor industry and the semiconductor product market specifically are intensely competitive. We compete on the basis of technical performance, product features, customized design, price, availability, quality, reliability, sales and technical support. The gross margins realizable in our markets can differ across regions, depending on the economic strength of end-product markets in those regions. Even in strong markets, price pressures may emerge as competitors attempt to gain more market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus can better withstand adverse economic or market conditions. Some of our competitors may have better established supply or development relationships with our current and potential customers. Competitors include manufacturers and designers of standard semiconductors, application-specific ICs, and fully customized ICs, as well as customers who develop their own IC products. In addition, companies not currently in direct competition with us may introduce competing products with superior performance attributes in the future.

We compete against larger, more established entities as well as foreign and other market entrants and our market share may be reduced if we are unable to respond to our competitors effectively.

The semiconductor industry is characterized by price erosion, rapid technological change, and design and other technological obsolescence. We compete with domestic and international semiconductor companies, some of which have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We expect continued competition from existing competitors as well as competition from new entrants in the semiconductor market, especially Asian-based producers. Our ability to compete successfully in the rapidly evolving area of IC technology depends on several factors, including:

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

We depend upon the continued demand for our products in the industrial, computing, consumer and communications markets for substantially all of our net revenues.

We realize substantially all of our net revenues from products sold in the industrial, computing, consumer and communications markets. Therefore, our success currently depends on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. These markets may experience changes in demand that will adversely affect our business and operating results.

We may not be able to satisfy rapidly increasing demand for our products on a timely basis and increased production may lead to overcapacity and lower prices.

The often cyclical nature of the semiconductor industry has historically resulted in sustained and short-term periods when demand for our products has increased or decreased rapidly. During these periods of rapid increases in demand, our available capacity (both our internal capacity and our arranged supply and subcontracted capacities) may not be sufficient to satisfy this demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources or locate additional, qualified third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. As a result, our future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and such demand does not materialize as we expect, our operating results may be adversely affected. These capacity expansions by us and other directly competitive analog and mixed-signal IC manufacturers could also lead to overcapacity in our served and target markets, which could lead to price erosion that would adversely impact our operating results.

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

Most of our distributors and resellers, who represent approximately 53% of net sales, can terminate their contract with us with little or no notice. The termination of a distributor could result in a materially negative impact on our business, including net sales and accounts receivable.

In 2011, our distributors and value-added resellers accounted for approximately 53% of our net sales. We generally do not have non-cancelable, long-term contracts with these parties and most can terminate their agreement with us with little or no notice. Two distributors each accounted for approximately 11% of our net sales in 2011. The termination of a significant distributor or reseller could impact our net sales and limit our access to certain end-customers. It could also result in the return of any excess inventory they hold as the distributor. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement with us or go out of business, our unsecured accounts receivable from them would be subject to collection risk. In January 2011, we announced the termination of our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We simultaneously strengthened our relationship with Avnet, which enabled them to integrate our unique product portfolio into their existing design chain services and strengthened our offering to a global network of customers.

RISK FACTORS RELATING TO ENVIRONMENTAL REGULATIONS, GOVERNMENTAL REGULATIONS, INCLUDING TAXES, AND FINANCIAL REPORTING RULES AND REGULATIONS

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations, and criminal and civil liabilities.

There is a movement to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo. The Dodd-Frank Act includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. Once the final rule is issued, the implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and shareholders if we are unable to sufficiently verify the origins for all metals used in our products.

Environmental liabilities and other governmental regulatory matters could force us to expend significant capital and incur substantial costs.

We are subject to various environmental laws relating to the management, disposal and remediation of hazardous materials and the discharge of pollutants into the environment. We are also subject to laws relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous substances. Harris has agreed to indemnify us for substantially all environmental liabilities related to events or activities occurring before our acquisition of their semiconductor business. This indemnification does not expire, nor is it subject to a dollar limitation.

The nature of our ongoing operations exposes us to the risk of liabilities with respect to environmental matters, including those relating to the on- and off-site disposal and release of hazardous materials, and there can be no assurance that material costs will not be incurred in connection with such liabilities.

Based on our experience, we believe that the future cost of compliance with existing environmental and health and safety laws (and liability for known environmental conditions) even without the indemnification from Harris will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot predict:

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as the actual tax ultimately payable, could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, applicable R&D tax credits, unrecognized tax benefits, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile.

Accounting pronouncements are moving toward “fair value” accounting, which also may lead to more volatility in reported earnings, resulting in a decline in our stock price.

In recent years, new accounting pronouncements and guidance have been promulgated by the Financial Accounting Standards Board (“FASB”) that require companies to regularly attempt to determine or estimate the fair value of certain assets and liabilities and adjust those amounts to reflect the revised estimates. Recent pronouncements have broadened this trend to direct how to estimate and account for fair value measurements as well as give companies the option to apply fair value measurements more broadly to many financial assets and liabilities. For us, particularly regarding goodwill, purchased intangibles, certain other long-lived assets such as property, plant and equipment, and equity-based compensation, these standards increase the likelihood that we will encounter a situation requiring a significant adverse adjustment to our statement of operations and earnings per share measures. Such an to our operating results might cause our investors and the analysts who follow our industry to change their opinion of our prospects.

Accounting standards for equity-based compensation may adversely affect our operating results and our competitiveness in the employee marketplace.

We are required to expense our calculated equity-based compensation provided to employees, which reduces our reported earnings by the amount of such compensation. The market in which we compete for the skilled employees knowledgeable in our required disciplines is a competitive one. We believe that equity-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each year reported. Furthermore, our independent registered public accounting firm, KPMG LLP, is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each year. We have successfully completed our assessment and obtained KPMG LLP’s attestation as to the effectiveness of our internal control over financial reporting as of December 30, 2011. In future years, if we fail to complete this assessment on a timely basis, or if KPMG LLP cannot independently attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of investor confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation or the operation of existing controls, could cause us to fail to meet our regulatory reporting obligations on a timely basis.

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

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog and mixed-signal semiconductor industry is intense and we may not be successful in attracting or retaining these personnel. In addition, it is often difficult to obtain work visas for foreign nationals not authorized to work in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued service of our CEO, we have entered into an employment agreement with him. We do not have key person life insurance on any of our key personnel.

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

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers or third parties. These information systems are subject to attacks, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures and physical damage to computers, hard drives, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

In the United States, we lease approximately 166,000 square feet for our corporate headquarters in Milpitas, California, which also includes facilities for sales, design and testing functions. Additional manufacturing, warehouse and office facilities are housed in approximately 529,000 square feet of owned facilities on approximately 118 acres of land in Palm Bay, Florida. Additionally, we conduct engineering activity and maintain regional sales offices aggregating almost 300,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, which we own, all of our offices are leased under generally short-term leases (lease periods vary but all expire by 2020).

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

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

Quarter:	High	Low
First quarter of 2010 (from January 2, 2010 to April 2, 2010)	$15.70	$13.47
Second quarter of 2010 (from April 3, 2010 to July 2, 2010)	$16.81	$12.07
Third quarter of 2010 (from July 3, 2010 to October 1, 2010)	$13.34	$10.00
Fourth quarter of 2010 (from October 2, 2010 to December 31, 2010)	$15.49	$11.29
First quarter of 2011 (from January 1, 2011 to April 1, 2011)	$15.40	$11.35
Second quarter of 2011 (from April 2, 2011 to July 1, 2011)	$15.34	$12.12
Third quarter of 2011 (from July 2, 2011 to September 30, 2011)	$13.03	$10.09
Fourth quarter of 2011 (from October 1, 2011 to December 30, 2011)	$12.73	$9.82

(b) Holders

On February 20, 2012, the last reported sale price for our Class A Common Stock was $11.63 per share. As of the same date, there were 328 record holders of our Class A Common Stock.

(c) Dividends

In 2011 and 2010, we declared and paid quarterly dividends totaling $0.48 per share annually. The first quarter dividend in 2012 has been declared by our Board of Directors at $0.12 per share, to be paid February 24, 2012, which if annualized equates to $0.48 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, our stock repurchase program, legal risks, liquidity and profitability. The terms of our revolving credit facility also restrict us by way of a minimum fixed charge coverage ratio, from paying excessive dividends and making excessive investments in capital expenditures during the term of the revolving credit facility. Determination to declare and pay a dividend will be made in a timely manner by our Board of Directors in light of these and other factors the Board of Directors deems relevant.

(d) Equity compensation plan information

The table and notes below summarize the status of our equity compensation plans (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding Options and Awards	Weighted-average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Elantec 1995 and 2001 Equity Incentive Plans(1)	32	$22.60	None
Xicor 1990, 1998 and 2002 Equity Incentive Plans(1)	260	$13.33	None
Techwell 2006 Stock Incentive Plan (1)(2)	129	$10.91	None
Intersil 1999 Equity Compensation Plan(3)	4,380	$23.59	None
Intersil 2009 Option Exchange Plan	1,666	$13.08	None
Intersil 2008 Equity Compensation Plan(4)	11,159	$13.13	8,439
Intersil Employee Stock Purchase Plan(5)	4,533	N/A	508
Equity compensation plans not approved by shareholders(6)	—	N/A	None

Total(7)	22,159	$16.21	8,947

1)	Each of these plans in these totals has been acquired by a purchase method accounting acquisition made by Intersil. At the time of the respective acquisitions Intersil ceased making grants, and will not make any additional grants, under these plans. Future grants are expected to be made under the 2008 Equity Compensation Plan.
2)	The number of securities for the Techwell 2006 Stock Incentive Plan includes 112 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 17 stock options.
3)	The number of securities for the Intersil 1999 Equity Compensation Plan includes 296 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 4,084 stock options.
4)	The number of securities for the Intersil 2008 Equity Compensation Plan includes 3,270 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 7,889 stock options. Grants of deferred or restricted stock units reduce the shares available for future grants by 2.33 shares each or 12,198 shares in 2011.
5)	The Employee Stock Purchase Plan does not employ a “look-back” option feature; therefore there are no options or right to purchase outstanding stock until the final day of the subscription period (which is then settled immediately).
6)	There are no equity compensation plans that have not been approved by shareholders.
7)	The number of securities for the total of the plans includes 3,678 shares that are deferred or restricted stock units outstanding. The weighted-average exercise price displayed is only for 13,948 stock options.

(e) Performance Graph

The following graph presents a comparison of the cumulative total shareholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 29, 2006 and ending December 30, 2011. The graph assumes that $100 was invested on December 29, 2006 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

(f) Recent Sales of Unregistered Securities

We did not sell unregistered securities during 2011.

(g) Issuer Purchases of Equity Securities

No shares were repurchased in 2011, 2010 or 2009.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each year in the five year period ended December 30, 2011 is derived from our audited consolidated financial statements. All periods presented have been audited. 2008 is a 53 week year. All other periods presented are fiscal years and include 52 weeks, including 2011. Additional information regarding 2007 and 2008 can be found in our 2007 and 2008 annual reports on form 10-K filed with the SEC. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011 (a)(d)(e)	2010 (c)(d)	2009 (a)(c)	2008 (a)(b)(c)	2007
	($ in millions, except per share amounts)
Revenue	$760.5	$822.4	$611.4	$769.7	$757.0
Net income (loss) from continuing operations	$67.2	$26.4	$38.6	$(1,062.5)	$142.7
Basic earnings (loss) per share from continuing operations	$0.53	$0.21	$0.32	$(8.59)	$1.08
Diluted earnings (loss) per share	$0.53	$0.21	$0.32	$(8.39)	$1.05
Total assets	$1,569.2	$1,672.5	$1,165.8	$1,133.6	$2,405.0
Dividends per common share	$0.48	$0.48	$0.48	$0.48	$0.40

The following transactions affect the comparability of the results between the periods above:

a)	During 2008, 2009 and 2011, we recorded various restructuring charges. See Note 2 in the accompanying consolidated financial statements for further discussion.

b)	During 2008, we recorded impairment charges to goodwill. See Note 9 in the accompanying consolidated financial statements for further discussion.

c)	During 2008, 2009 and 2010, we recorded impairment charges to investments in auction rate securities. See Note 3 in the accompanying consolidated financial statements for further discussion.

d)	During 2010, we recorded a discrete income tax charge of $68.8 million which is due primarily to a provision established upon the completion of field work of a multi-year Internal Revenue Service (“IRS”) examination. During 2011, we recorded various tax adjustments. See Note 10 in the accompanying consolidated financial statements for further discussion.

e)	During 2011, we recorded a loss on extinguishment of debt. See Note 11 in the accompanying consolidated financial statements for further discussion. During 2011, we recorded a loss on sale of securities. See Note 3 in the accompanying consolidated financial statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We focus our design, development, manufacturing and marketing efforts on the high-performance analog and mixed-signal segment of the semiconductor market. Digital and analog semiconductor components are the basic ingredient in today’s electronic devices. In contrast to the binary nature of digital components, analog components monitor, evaluate and modify electrical signals and strengths allowing them to deal with basic and essential properties such as heat, touch, light and sound. The high-performance analog and mixed-signal segment is distinguished by its highly differentiated and technologically advanced products which can be building blocks for more complex circuits or highly integrated for specific applications. Historically, the high-performance analog and mixed-signal segment has yielded higher gross margins and suffers less competition than the digital and broader analog segments of the semiconductor market. The high-performance analog and mixed-signal segment requires uniquely talented and experienced designers, engineers and specialized selling and marketing efforts to address the myriad of challenges associated with today’s complex applications.

We began our transformation into a high-performance analog and mixed-signal company with the acquisition of Elantec in 2002 and the divestiture of our wireless networking business in 2003. We further strengthened the transformation with the 2004 acquisition of Xicor. Our transformation has required us to report our financial performance with restructurings, impairments, discontinued operations and write-offs attendant to our acquisitions. Our first full year as a pure high-performance analog and mixed-signal company was 2004. Since then, our focus has resulted in revenue growth that has been very broad-based across our many analog and mixed-signal products. We have introduced hundreds of new products in each of the last few years including several new product families that have significantly expanded our served available market. In April 2010, we completed the acquisition of Techwell, bringing unique capabilities which complement our industrial video businesses and making industrial our largest end market. Our investments to expand our product portfolio to over 60 product families appear to be successful, which will enable us to reach our primary management goals of revenue growth with higher margins, growing operating income and increasing cash flow generation measured against the investment in the company.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in 2013. All years presented are fiscal years and contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

Statement of Operations ($ in millions and % of revenue*):

	2011		2010		2009
Revenue	$760.5	100.0%	$822.4	100.0%	$611.4	100.0%
Cost of revenue	323.2	42.5%	344.1	41.8%	276.5	45.2%

Gross profit	437.3	57.5%	478.3	58.2%	334.9	54.8%
Operating costs, expenses and other income:
Research and development	185.5	24.4%	183.3	22.3%	145.1	23.7%
Selling, general and administrative	140.0	18.4%	137.5	16.7%	120.5	19.7%
Amortization of intangibles	26.8	3.5%	27.7	3.4%	12.7	2.1%
Restructuring	4.1	0.5%	—	—	2.1	0.3%
Acquisition-related costs	0.3	0.1%	8.0	1.0%	0.9	0.2%

Operating income	80.7	10.6%	121.8	14.8%	53.6	8.8%
Interest income	2.7	0.4%	3.1	0.4%	5.4	0.9%
Interest expense and fees	(14.5)	(1.9)%	(12.9)	(1.6)%	(0.6)	(0.1)%
Loss on extinguishment of debt	(8.4)	(1.1)%	—	—	—	—
(Loss) gain on deferred compensation investments	(0.5)	(0.1)%	0.9	0.1%	2.0	0.3%
Loss on sale of investments	(6.5)	(0.9)%	(0.1)	—	—	—
Other-than-temporary impairment losses	—	—	(1.1)	(0.1)%	(14.3)	(2.3)%

Income before income taxes	53.4	7.0%	111.8	13.6%	46.2	7.6%
Income tax (benefit) expense	(13.7)	(1.8)%	85.4	10.4%	7.6	1.2%

Net income	$67.2	8.8%	$26.4	3.2%	$38.6	6.3%

*	Totals and percentages may not add or calculate precisely due to rounding.

Geographical revenue ($ in millions):

	2011		2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$591.4	77.8%	$607.2	73.8%	$463.3	75.8%
North America	111.0	14.6%	143.5	17.5%	102.3	16.7%
Europe and other	58.1	7.6%	71.7	8.7%	45.8	7.5%

Total	$760.5	100.0%	$822.4	100.0%	$611.4	100.0%

Revenue and Cost of Revenue

Revenue

Our revenue for 2011 was $760.5 million, a decrease of $61.9 million or 8% from 2010. The 2011 revenue decrease was driven primarily by decreased revenue in all end markets due to broad-based declines in all markets. Sales into the industrial market decreased 11% from 2010 levels, while each of the communication and consumer markets decreased approximately 8%. Computing experienced lower declines of 2% from 2010, primarily due to strength in the notebook market.

Our revenue for 2010 was $822.4 million, an increase of $211.0 million or 35% from 2009. The 2010 revenue increase was driven primarily by increased revenue in the industrial end market, due to the acquisition of Techwell, which broadened our industrial portfolio, as well as our focus on growing more stable and higher margin industrial business. We further increased revenue in the communications and high-end consumer markets as revenues were increasing to 2008 levels, prior to the sudden down-turn in the economy in late 2008.

Revenue by end market (in millions):

	2011		2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Industrial	$223.7	29%	$252.1	31%	$123.5	20%
Computing	205.3	27%	208.6	25%	201.3	33%
Consumer	166.6	22%	182.0	22%	153.7	25%
Communications	164.9	22%	179.7	22%	132.9	22%

Total	$760.5	100%	$822.4	100%	$611.4	100%

In aggregate, lower overall unit demand in 2011 decreased revenues by approximately $18.4 million from 2010 levels and a decrease in ASPs decreased revenues from 2010 levels by approximately $43.5 million. Of this net revenue decrease, approximately $32.5 million came from our sales to customers in North America, approximately $15.9 million came from sales to customers in the Asia/Pacific region and approximately $13.5 million came from sales to customers in Europe and other countries.

In aggregate, higher unit demand in 2010 increased revenues by approximately $137.7 million from 2009 levels and an increase in ASPs increased revenues from 2009 levels by approximately $73.3 million. Of this net revenue increase, approximately $143.9 million came from our sales to customers in the Asia/Pacific region and $41.2 million came from sales to customers in North America with Europe and other countries increasing approximately $25.9 million.

We anticipate that our revenue from customers in the Asia/Pacific region will continue to grow as that region leads in the manufacture of the finished goods (consumer electronics, computers, communications equipment) in which our products are used. End market demand for those products is global, and therefore, dependent on aggregate global economic metrics and conditions such as personal incomes and business activity and not necessarily on Asian and Pacific Rim regional economic factors.

See Business Outlook elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to expected revenues in the near term.

Cost of Revenue

Cost of revenues consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin decreased by 70 basis points in 2011 from 2010. The decrease was primarily due to product sales mix changes at the product family level along with lower utilization as sales decreased. Generally, our computing and consumer products have lower gross margins than our industrial and communications products. We strive to improve gross margins from their present levels by introducing new high-margin products and cost saving opportunities in our manufacturing chain.

Our gross margin increased by 340 basis points in 2010 from 2009. The increase was primarily due to changes in the mix of product sold, our increased focus on highly-differentiated products and manufacturing cost reductions. Generally, our computing and consumer products have lower gross margins than our industrial and communications products. In 2010, the acquisition of Techwell and our focus on higher-margin products resulted in substantially increased revenues from the industrial end market, overall and as a percentage of total revenue.

Operating Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

Our R&D expenses increased by 1% or $2.1 million to $185.5 million in 2011 compared to $183.3 million for 2010. While we continue to invest in R&D to persue future growth, we implemented cost saving initiatives in the third and fourth quarters of 2011 to optimize and integrate acquired organizations and to maintain R&D spending at approximately 2010 levels. We realigned our resources to focus on our primary future growth drivers while continuing to invest in products aimed at the broad industrial market.

Our R&D expenses increased by 26% or $38.3 million to $183.3 million in 2010 compared to $145.1 million for 2009. We grew our R&D spending primarily through additional employees gained in acquisitions in order to invest in future products and technology essential for long-term growth.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

Our SG&A expenses increased by 2% or $2.6 million to $140.0 million for 2011 compared to $137.5 million for 2010. The increase in 2011 was primarily due to higher labor costs and supplies from additional employees gained in acquisitions during 2010 and increased sales and incentives during the first quarter of 2011.

Our SG&A expenses increased by 14% or $17.0 million to $137.5 million for 2010 compared to $120.5 million for 2009. The increase in 2010 was primarily driven by increased sales commissions, compensation expense and increased incentives as sales increased.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $26.8 million in 2011, $27.7 million in 2010 and $12.7 million in 2009. The decrease in 2011 was primarily due to intangibles that became fully amortized during 2011. The increase in 2010 was primarily due to purchased intangibles from the acquisition of Techwell in the second quarter of 2010. Our purchased intangibles, which are definite-lived assets, are amortized over their useful lives ranging from 3 to 11 years.

Restructuring

Restructuring costs were $4.1 million in 2011, minimal in 2010 and $2.1 million in 2009. The 2011 restructuring was part of our ongoing efforts to optimize operations and conclude the integrations of acquired organizations. It included workforce reductions of approximately 5% and an anticipated reduction in annual operating expenses of approximately $13 million. Restructuring expenses in 2009 related to our fab consolidation efforts announced in 2008.

Acquisition-related Costs

Acquisition-related costs were $0.3 million in 2011, $8.0 million in 2010 and $0.9 million in 2009. Acquisition-related costs in 2011 and 2010 were primarily due to the acquisition of Techwell in the second quarter of 2010. Acquisition-related costs in 2009 were primarily related to the Quellan acquisition in the third quarter of 2009.

Other Income and Expenses

Interest Income

Our interest income decreased 14% to $2.7 million in 2011 compared to $3.1 million in 2010 and $5.4 million in 2009. Interest income decreased in 2011 and 2010 due to decreased average cash and investment balances and continued low interest rates.

Interest Expense and Fees

Our interest expense and fees increased to $14.5 million in 2011 from $12.9 million in 2010 and $0.6 million in 2009. The increase was due to interest and fees on the long-term debt agreement entered into during 2010 to facilitate the acquisition of Techwell.

Loss on Extinguishment of Debt

During the year ended December 30, 2011, we extinguished our previous term-loan agreement and wrote-off $8.4 million in unamortized loan fees.

(Loss) Gain on Deferred Compensation Investments

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.2 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a (loss) gain on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation (benefit) expense is substantially offset by the gains and losses on the investment. During 2011, we recorded a loss on deferred compensation investments of $0.5 million and a decrease in compensation expense of $0.1 million. During 2010, we recorded a gain on deferred compensation investments of $0.9 million and an increase in compensation expense of $1.1 million.

Loss on Sale of Investments

During 2011, we sold our entire remaining portfolio of auction rate securities (“ARS”) for a net loss of $6.5 million, before taxes. During 2010, we recorded a $0.1 million loss on the sale of certain investments, before taxes. There were no losses on the sale of investments in 2009.

Other-Than-Temporary Impairment Losses

During 2010 and 2009, we recorded impairment charges of $1.1 million and $14.3 million, respectively, before taxes, on certain ARS whose decline in fair value was determined to be other-than-temporary. The impairments were recorded due to credit rating downgrades on specific investments in the ARS portfolio. We did not record any other than temporary impairments in 2011.

Income Tax (Benefit) Expense

Our income tax benefit was $13.7 million for 2011 compared to tax expense of $85.4 million for 2010. Income tax for 2011 included a benefit of $10.9 million related to the re-measurement of our unrecognized tax benefits (“UTBs”). We re-measured certain of our UTBs as we approach closure on our IRS audit for tax years 2005 through 2007 which is currently in the appeals process and as we progress through the audit for tax years 2008 and 2009 which is currently under examination. Also as a result of our progress in appeals, we included a benefit of $9.7 million related to incremental prior year federal and state R&D credits net of a valuation allowance on the state portion of these credits. Income tax expense for 2010 included a $68.8 million charge due primarily to a provision established upon the completion of fieldwork on a multi-year IRS examination, offset by a tax benefit of $4.5 million resulting from the donation of a portion of our facilities in Palm Bay.

Our income tax expense was $85.4 million for 2010 compared to tax expense of $7.6 million for 2009. Income tax expense for 2010 included a $68.8 million charge due primarily to a provision established upon the completion of fieldwork on a multi-year IRS examination, offset by a tax benefit of $4.5 million resulting from the donation of a portion of our facilities in Palm Bay. Income tax expense for 2009 included a $5.2 million benefit related to a reversal of the valuation allowance associated with previously recorded impairments on ARS, partially offset by a $3.4 million charge related to the move of our international headquarters.

In determining net income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities, and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current CRD for standard products and ninety days prior to the customer request date for semi-custom and custom products. Backlog is influenced by several factors, including end market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog was $134.8 million as of December 30, 2011 compared to $166.3 million as of December 31, 2010 and $157.4 million as of January 1, 2010. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

When we announced via our Fourth Quarter 2011 Earnings press release (filed with our Current Report on Form 8-K on February 1, 2012), we anticipated revenues for the first quarter of 2012 to be in the range of $152 to $160 million. Based on this outlook, we expected first quarter 2012 earnings (loss) per diluted share between ($0.03) and $0.00.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table sets forth our future contractual obligations as of December 30, 2011 (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Future minimum lease commitments	$10.1	$8.6	$6.5	$9.7	$4.5	$13.2	$52.6
Open capital asset purchase commitments	1.6	—	—	—	—	—	1.6
Open raw material purchase commitments	18.2	1.1	0.8	—	—	—	20.1
Interest rate swap agreement	1.0	0.7	0.3	—	—	—	2.0
Principal and interest on long term debt	4.6	5.3	5.8	7.0	206.0	—	228.7
Tax liability arising from UTBs	58.9	20.3	—	—	—	75.2	154.4
Other purchase commitments	2.3	1.7	—	—	—	—	4.0

Total	$96.7	$37.7	$13.4	$16.7	$210.5	$88.4	$463.4

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include leasehold improvement, test and production equipment. Open raw material purchase commitments represents minimum purchase requirements as part of a guaranteed capacity agreement with one of our wafer suppliers and purchase orders for $15.7 million for externally produced wafers. Long-term debt includes principal and expected interest payments on our $200.0 million revolving credit facility maturing in 2016 (see Note 11 in the accompanying consolidated financial statements). Our interest rate swap agreement includes our expected net payments (see Note 5 in the accompanying consolidated financial statements). The UTBs relate primarily to a provision established at the completion of field work on an IRS tax audit for tax years 2005 through 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of December 30, 2011, our total shareholders’ equity was $1,080.7 million and we had $383.7 million in cash and cash equivalents. We had $26.5 million in short-term investments and $4.8 million in long-term investments, both primarily bank time deposits, as of December 30, 2011. In addition, as of December 30, 2011, we had $200.0 million in long-term debt outstanding (see Note 11 in the accompanying consolidated financial statements).

As of December 30, 2011, approximately $320.3 million of our cash and cash equivalents, short-term investments and long-term investments was held by our foreign subsidiaries. This amount would be subject to federal and state taxation at approximately 37.5% upon repatriation. We currently do not intend nor foresee a need to repatriate these funds. As of December 30, 2011, all of our short and long-term investments were held by our foreign subsidiaries and were all denominated in U.S. dollars.

On September 1, 2011, we established a new five-year, $325.0 million revolving credit facility (the “Facility”). This Facility replaced our previous $300.0 million term-loan facility and $75.0 million revolving credit facility. As of December 30, 2011, the outstanding principal balance on the Facility was $200.0 million, resulting in $125.0 million of borrowing capacity. The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. The Facility currently bears interest at 2.25% over one-month LIBOR but is variable based on our leverage ratio as described in the Credit Agreement in Exhibit 10.1. As of December 30, 2011, we were in compliance with all applicable covenants of the Credit Agreement.

We expect existing domestic cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Our primary sources and uses of cash during the three years ended December 30, 2011 are presented in this summarized table (in millions):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$138.3	$143.0	$129.2
Exercise of stock options and purchases under the employee stock purchase plan	4.4	6.6	5.8

	142.7	149.6	135.0

Issuance of long-term debt
Proceeds of long-term debt, net of fees	275.0	288.1	—

Uses of Cash
Business improvement investments
Business acquisitions, net	—	(405.4)	(18.2)
Capital expenditures, net of sale proceeds	(9.8)	(20.5)	(11.0)

	(9.8)	(425.9)	(29.2)

Repayments of debt
Repayments of debt	(376.7)	(1.5)	—
Returned to shareholders
Dividends paid	(61.5)	(60.1)	(59.1)
Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	31.0	85.1	85.3

Net increase in cash and cash equivalents	$0.7	$35.3	$132.0

In 2011, our operational cash flows were $138.3 million compared to $143.0 million in 2010, a decrease of $4.6 million, due primarily to the decrease in sales, offset by reductions in accounts receivables and changes in other operating assets and liabilities. We received $275.0 million from the issuance of long-term debt, net of fees. We used approximately $9.8 million for capital expenditures. We repaid $376.7 million of debt and we returned $61.5 million to shareholders in the form of dividends. Investment balances were decreased by $31.0 million in 2011, resulting in net cash provided of $0.7 million overall. Investment balances decreased as we sold our portfolio of ARS, offset by purchases of bank time deposits.

We strive to continually improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures and acquisitions that may further improve our business and return on investment. Cash, stock, debt or a combination thereof may be issued to fund additional acquisitions to grow our business.

Our cash, cash equivalents and investments give us the flexibility to return free cash flow to our shareholders in the form of dividends, while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $23.8 million, or 27%, to $64.9 million as of December 30, 2011 from $88.7 million as of December 31, 2010. This decrease primarily reflects the decrease in sales.

Our net inventories decreased by $4.1 million, or 4%, to $97.9 million as of December 30, 2011 from $102.0 million as of December 31, 2010. Inventories decreased from 2010 as a result of decreased sales activity and greater utilization of inventory on hand. We maintain stock of certain high volume products to ensure our lead times remain within customer expectations.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $9.8 million for 2011, $20.5 million for 2010, and $11.0 million for 2009. Capital expenditures have been focused primarily on the expansion of test capacity to support continuing unit volume growth, electronic equipment mostly for R&D, and IT related equipment. We anticipate capital expenditures will remain at current levels in the near term.

Proceeds from exercises of Stock Options (“Options”) and our Employee Stock Purchase Plan (“ESPP”)

Cash flow from stock plans including exercises of Options and sales under our ESPP was $4.4 million in 2011, compared to $6.6 million received in 2010 and $5.8 million received in 2009. We have changed the mix of new share-based incentive grants to a larger proportion of restricted and deferred stock units (“Awards”) than Options. Awards do not yield cash proceeds from an exercise event as do Options. Additionally, exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. The recent decline in stock price has resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from exercises is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock

In October 2011, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on November 25, 2011 to shareholders of record as of the close of business on November 15, 2011. In February 2012, our Board of Directors also declared a dividend of $0.12 per share, to be paid on February 24, 2012 to shareholders of record as of the close of business on February 14, 2012.

Transactions with Related and Certain Other Parties

None.

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

Allowance for collection losses on trade receivables, or “Receivables Allowance” (in millions)

	December 30, 2011	December 31, 2010
Gross trade receivables	$79.5	$95.7
Receivables allowance	(0.1)	(0.4)
Other allowances	(14.5)	(6.6)

Net trade receivables	$64.9	$88.7

Our receivables allowance is used to state trade receivables at a net realizable value or the amount that we estimate will be collected on our gross receivables. Since the amount that we will actually collect on the receivables outstanding cannot be known until the future, we rely primarily on prior experience. Our historical collection losses have been typically infrequent with write-offs of trade receivables being well below 1% of sales. In order to allow for future collection losses that arise from customer accounts that do not currently indicate the inability to pay but could have such an inability in the future, we maintain an allowance based on a 48-month rolling average of write-offs, which as of December 30, 2011 was less than 0.1% of our gross trade receivables balance. We also maintain specific allowances for customer accounts that we know may not be collectible for various reasons, such as bankruptcy and other customer liquidity issues. We analyze our trade receivable portfolio based on the age of each customer’s invoice. In this way, we can identify the accounts that are more likely to have collection problems. We then provide an allowance for a portion or all of the customer’s balance based on our evaluation of the ultimate collectability of the account.

Distributor, OEM and warranty allowances, or “Other Allowances”

Allowances for various customer credits are shown in the table above as “Other allowances.” This is a combination of distributor, OEM and warranty allowances.

Sales to international distributors are made under agreements which provide the distributors certain price protection on a percentage of unsold inventories they hold. Accordingly, distributor allowances are estimates of the amount of price adjustments that will be encountered in the future on inventory held by international distributors as of the balance sheet date. We rely primarily on historical international distributor transactions to estimate these adjustments. The international distributor allowances are comprised of two components that are reasonably estimable. The first component is the price protection allowance, which protects the distributors’ gross margins in the event of falling prices (which are common in semiconductors and other electronic components). This allowance is based on the relationship of historical credits issued to distributors in relation to historical inventory levels and the price paid by the distributor as applied to current inventory levels. The second component is a stock rotation allowance, which is based on the percentage of sales made to limited international distributors whereby the distributors can periodically receive a credit for unsold inventory they hold. Distributor allowances were $12.4 million as of December 30, 2011 and $3.1 million as of December 31, 2010. In 2011, we entered into price protection agreements with additional international distributors to solidify our relationship and stabilize prices across geographic regions.

Allowances for our OEM customers totaled $1.8 million as of December 30, 2011. Warranty allowances, returns for which there are product performance claims, totaled $0.3 million as of December 30, 2011.

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

For all items identified as excess or obsolete, management reviews the individual facts and circumstances, i.e.: competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory. Inventory allowances totaled approximately $37.4 million on gross inventory of $135.3 million as of December 30, 2011 and $45.6 million on gross inventory of $147.6 million as of December 31, 2010.

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

Assessment of recoverability of goodwill

We perform an annual assessment of goodwill in the fourth quarter of each year, or more frequently if indications of potential impairment exist. See Note 9. Goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one is to identify potential impairment. We compare the calculated fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, no impairment of the goodwill of the reporting unit is indicated and step two is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The amount of impairment loss is the excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be the new accounting basis.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required to determine worldwide income tax liabilities. This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Our effective tax rate and the actual taxes ultimately payable could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of December 30, 2011, our net deferred tax asset amounted to $120.8 million compared to $113.1 million as of December 31, 2010. As of December 30, 2011, our net valuation allowance was $19.2 million compared to $1.9 million as of December 31, 2010.

Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile, which contributes to volatility in reported financial results. As of December 30, 2011 and December 31, 2010, our UTBs related to uncertain tax positions were $154.4 and $166.8, respectively.

Fair value of equity-based compensation

We generally calculate the fair value of an equity-based compensation grant (compensation cost) on the date of grant using a lattice method or, for market-based grants, a Monte-Carlo simulation. The compensation cost is then amortized straight-line over the shorter of vesting life or requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, the expected life of the Option granted and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using a blend of estimated price movement activity implied by our traded options and the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures for the first year of vesting, based on historical information about turnover for each appropriate employee level. Thereafter, as vesting tiers within an Option are more frequent until fully vested, forfeitures are no longer estimated but rather recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

Calculating fair value for our Options and Awards that have a performance measurement element to them also requires us to estimate the likely actual performance before the performance is complete. We do this by adjusting the forfeiture rate to include the expectation of actual performance at the time the calculation is made for purposes of amortizing the compensation appropriately. Such performance-based instruments, depending upon the term of required performance, may need to be re-measured as frequently as quarterly. See Note 16 in the accompanying consolidated financial statements for more information with regard to our performance-based grants.

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

Fair value of investments

Available-for-sale (“AFS”) and traded securities are recorded at fair value on the balance sheet. For actively traded securities, we generally rely upon the valuations as provided by the custodian of these assets. For AFS securities, we use the present value of expected future cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield, and appropriate discount rates. We then evaluate each security to determine whether any impairment is temporary or other-than-temporary. Temporary impairments are recorded as a component of other comprehensive income (loss) (“OCI”), while other-than-temporary impairments are recorded as a component of non-operating income.

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

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350)”—In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This statement is currently effective and did not impact our unaudited consolidated financial statements.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”—In April 2011, the FASB issued ASU 2011-04. ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We anticipate ASU 2011-04 will result in additional disclosures within our financial statements.

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”—In June 2011, the FASB issued ASU 2011-05. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and OCI: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of OCI. Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect ASU 2011-05 to have a material impact on our financial statements.

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

Credit markets have tightened as a result of the financial crises in recent years, resulting in lower liquidity in many financial markets and excess volatility in fixed income, credit and equity markets. We could experience a number of resulting effects, including product delays due to effects experienced by key suppliers; reduced orders and payments as customers are affected by tighter credit markets and/or insolvency; decreased investing and financing options in a tighter market; increased expenses; increased impairments resulting from lower orders and sales as customers experience difficulties obtaining financing; and volatility and extreme changes in the earnings and fair value of our investments.

Moreover, in the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments, entered into for purposes other than trading purposes, to manage our exposure to these risks.

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investments as of December 30, 2011 are primarily held in bank time deposits.

Prior to the year ending December 30, 2011, we held a substantial portfolio of illiquid ARS. During 2010 and 2009, we recorded $1.1 million and $14.3 million of impairments of ARS, respectively. As of December 31, 2010, we had recorded an additional $4.3 million unrealized loss against OCI and a related tax benefit of $2.8 million, for a net unrealized loss of $1.5 million in accumulated other comprehensive loss. In the fourth quarter of 2011, we sold our entire portfolio of ARS which resulted in a loss in earnings of $6.5 million, $4.5 million of which was previously recorded in OCI. See Notes 2 and 3 in the accompanying consolidated financial statements for additional quantitative and qualitative details.

As of December 30, 2011, we had open foreign exchange contracts to economically hedge forecasted foreign cash flow commitments up to six months. As our hedges on forecasted foreign cash flow commitments do not qualify for hedge accounting, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized in income. Realized and unrealized gains and losses from economic hedges are classified in the statements of operations consistent with the accounting classification of the items being economically hedged. The derivatives are recognized on the balance sheet at their fair value. We believe our cash flow hedges have been economically effective.

The table below summarizes our foreign exchange contract activity over the past two years (in millions):

	Year Ended
	December 30, 2011	December 31, 2010
Realized loss on foreign exchange contracts	$(1.4)	$(0.2)
Unrealized gain (loss) on foreign exchange contracts	$0.6	$(0.9)
Purchases and sales of foreign exchange contracts	$41.0	$42.3
Notional amount of open contracts as of year end	$20.2	$19.5
Fair value of open contracts as of year end	$1.1	$0.5

In the second quarter of 2010, we entered into certain interest rate swap contracts which we designated as cash flow hedges. These contracts had a notional value of $150.0 million to hedge a portion of the risk of changes in three-month LIBOR related to our then outstanding $300.0 million term loan. In the third quarter of 2011, we terminated these contracts. Up until the time we terminated the contracts, we recognized a loss of $1.9 million, net of tax, in OCI. This loss will be reclassified through earnings over a period commensurate with the original required cash flow and will be fully reclassified by the fourth quarter of 2013.

In the third quarter of 2011, after converting our term loan to a $325.0 million revolving credit facility, we entered into certain interest rate swap contracts with a notional value of $150.0 million to hedge a portion of the risk of changes in one-month LIBOR. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate term-loan to fixed interest rates through August 8, 2016. We designated these interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest rate. The fair value of the swaps at inception were zero and subsequent changes in the fair value of the interest rate swaps are recorded in OCI, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows.

We hedge against both currency exchange and interest rate risk. Our hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our currency exchange hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 30, 2011 will have a negligible impact on the fair values of these instruments. This qualification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair values of foreign denominated assets, liabilities and firm commitments. The interest rate swap contracts serve to effectively convert a portion of our debt from variable-rate to fixed-rate. Though the swap contracts were perfectly effective at the time we entered into them, any ineffectiveness in future periods caused by inconsistent cash flows on the debt and the swap contracts could impact earnings. A 10% adverse change in current interest rates for the swap derivatives held as of December 30, 2011 would have a negligible impact on the fair value of these instruments. See Note 5 in the accompanying consolidated financial statements for further discussion.

A substantial majority of our revenues and liabilities outside the U.S. are billed, collected, and paid in U.S. dollars. Therefore, we do not believe we have material risk to currency rates.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries (the “Company”) as of December 30, 2011 and December 31, 2010 and the related consolidated statements of operations, comprehensive income shareholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 24, 2012

Orlando, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited Intersil Corporation’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2011 and the related schedule, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 24, 2012

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$383,693	$383,016
Short-term investments	26,501	—
Trade receivables, net of allowances ($14,640 as of December 30, 2011 and $6,985 as of December 31, 2010)	64,874	88,723
Inventories	97,889	101,967
Prepaid expenses and other current assets	16,140	17,079
Income taxes receivable	—	3,550
Deferred income tax asset	47,031	19,233

Total Current Assets	636,128	613,568

Non-current Assets:
Property, plant and equipment, net of accumulated depreciation ($221,984 as of December 30, 2011 and $207,530 as of December 31, 2010)	91,038	103,495
Purchased intangibles, net of accumulated amortization ($67,260 as of December 30, 2011 and $68,343 as of December 31, 2010)	112,183	139,013
Goodwill	565,424	565,132
Deferred income tax asset	73,798	93,913
Long-term investments	4,752	69,295
Other	85,900	88,053

Total Non-current Assets	933,095	1,058,901

Total Assets	$1,569,223	$1,672,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$27,883	$40,674
Accrued compensation	41,420	42,774
Deferred net revenue	8,585	13,005
Other accrued expenses	25,444	27,451
Non-income taxes payable	2,178	2,842
Income taxes payable	60,575	—
Long-term debt—current portion	—	23,508

Total Current Liabilities	166,085	150,254

Non-current Liabilities:
Long-term debt	200,000	274,992
Income taxes payable	93,769	166,807
Other non-current liabilities	28,681	36,219

Total Non-current Liabilities	322,450	478,018

Shareholders’ Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 126,483,088 shares issued and outstanding as of December 30, 2011 and 124,552,206 shares issued and outstanding as of December 31, 2010	1,265	1,246
Additional paid-in capital	1,710,705	1,741,802
Accumulated deficit	(632,141)	(699,305)
Accumulated other comprehensive income	859	454

Total Shareholders’ Equity	1,080,688	1,044,197

Total Liabilities and Shareholders’ Equity	$1,569,223	$1,672,469

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(in thousands, except share and per share amounts)
Revenue	$760,490	$822,400	$611,398
Cost of revenue	323,165	344,070	276,519

Gross profit	437,325	478,330	334,879
Operating costs, expenses and other income
Research and development	185,458	183,313	145,054
Selling, general and administrative	140,041	137,484	120,466
Amortization of purchased intangibles	26,830	27,665	12,684
Restructuring	4,059	—	2,118
Acquisition-related costs	273	8,028	927

Operating income	80,664	121,840	53,630
Interest income	2,667	3,090	5,384
Interest expense and fees	(14,499)	(12,864)	(560)
Loss on extinguishment of debt	(8,399)	—	—
(Loss) gain on deferred compensation investments, net	(457)	877	2,015
Loss on sale of investments	(6,547)	(99)	—
Other-than-temporary impairment losses	—	(1,082)	(14,305)

Income before income taxes	53,429	111,762	46,164
Income tax (benefit) expense	(13,735)	85,370	7,599

Net income	$67,164	$26,392	$38,565

Earnings per share:
Basic	$0.53	$0.21	$0.32

Diluted	$0.53	$0.21	$0.32

Cash dividends declared per common share:	$0.48	$0.48	$0.48

Weighted-average common shares outstanding (in millions):
Basic	125.7	123.8	122.3

Diluted	126.0	124.6	122.3

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(in thousands)
Net income	$67,164	$26,392	$38,565
Unrealized (loss) gain on available-for-sale investments	(159)	12,243	(660)
Tax effect	37	(2,826)	522
Unrealized losses on interest rate swaps	(1,899)	(1,633)	—
Tax effect	712	613	—
Realized losses on available-for-sale investments and interest rate swaps, reclassified to net income	4,520	—	—
Tax effect	(2,836)	—	—
Currency translation adjustments	30	548	33

Comprehensive income	$67,569	$35,337	$38,460

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except per share amounts)
Balance as of January 2, 2009	$1,216	$1,797,072	$(764,262)	$(8,386)	$1,025,640
Net income	—	—	38,565	—	38,565
Dividends paid, $0.48 per common share	—	(58,672)	—	—	(58,672)
Dividends accrued to Award holders prior to vesting	—	(1,000)	—	—	(1,000)
Equity-based compensation expense	—	26,881	—	—	26,881
Reversal of excess tax benefit	—	(6,798)	—	—	(6,798)
Shares issued under share-based award plans, plus related tax benefit	12	6,563	—	—	6,575
Foreign currency translation	—	—	—	33	33
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(138)	(138)

Balance as of January 1, 2010	$1,228	$1,764,046	$(725,697)	$(8,491)	$1,031,086
Net income	—	—	26,392	—	26,392
Dividends paid, $0.48 per common share	—	(59,400)	—	—	(59,400)
Dividends accrued to Award holders prior to vesting	—	(1,757)	—	—	(1,757)
Equity-based compensation expense	—	32,719	—	—	32,719
Shares issued under share-based award plans, plus related tax benefit	18	6,194	—	—	6,212
Foreign currency translation	—	—	—	548	548
Unrealized gains on available-for-sale securities, net of tax benefit	—	—	—	9,417	9,417
Unrealized loss on interest rate swap, net of tax benefit	—	—	—	(1,020)	(1,020)

Balance as of December 31, 2010	$1,246	$1,741,802	$(699,305)	$454	$1,044,197
Net income	—	—	67,164	—	67,164
Dividends paid, $0.48 per common share	—	(60,348)	—	—	(60,348)
Dividends accrued to Award holders prior to vesting	—	(1,333)	—	—	(1,333)
Equity-based compensation expense	—	30,262	—	—	30,262
Shares issued under share-based award plans	19	4,006	—	—	4,025
Tax impact of shares issued under share-based award plans	—	(3,684)	—	—	(3,684)
Foreign currency translation	—	—	—	30	30
Unrealized losses on available-for-sale securities, net of tax benefit	—	—	—	(122)	(122)
Unrealized losses on interest rate swaps, net of tax benefit	—	—	—	(1,187)	(1,187)
Realized losses on available-for-sale securities and interest rate swaps, net of tax, reclassified	—	—	—	1,684	1,684

Balance as of December 30, 2011	$1,265	$1,710,705	$(632,141)	$859	$1,080,688

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$67,164	$26,392	$38,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,955	48,744	33,963
Gain on assets reclassified from held for sale status	—	(1,078)	—
Impairment of assets held for sale	—	—	1,018
Provisions for inventory obsolescence	7,798	3,520	11,944
Equity-based compensation	30,262	32,719	26,881
Tax effect of stock options and awards exercised	(3,684)	(1,871)	931
Excess tax benefit received on exercise of equity-based awards	(346)	(138)	(378)
(Gain) loss on sale of property and equipment	(368)	292	(40)
Settlement of interest rate swap	(2,965)	—	—
Loss on extinguishment of debt	8,399	—	—
Loss on sale of investments	6,547	99	—
Other-than-temporary impairment losses	—	1,082	14,305
Deferred income taxes	(10,063)	(45,717)	(33,381)
Changes in operating assets and liabilities:
Trade receivables	23,849	(14,154)	(6,938)
Inventories	(3,720)	(10,052)	16,680
Prepaid expenses and other current assets	4,180	(5,961)	2,148
Trade payables and accrued liabilities	(19,618)	2,932	(2,013)
Income taxes	(8,913)	131,850	26,523
Other, net	(9,136)	(25,688)	(965)

Net cash provided by operating activities	138,341	142,971	129,243

INVESTING ACTIVITIES
Proceeds from sales or maturities of short-term investments	—	43,033	97,589
Proceeds from sales or issuer calls of long-term investments	67,027	52,436	2,400
Purchases of short-term investments	(26,529)	(2,106)	(14,123)
Purchases of long-term investments	(9,753)	(8,737)	—
Cash paid for acquired businesses, net of acquired cash	—	(405,362)	(18,192)
Proceeds from sales of property, plant and equipment	791	290	40
Purchases of property, plant and equipment	(10,547)	(20,771)	(11,073)

Net cash provided by (used in) investing activities	20,989	(341,217)	56,641

FINANCING ACTIVITIES
Proceeds from exercise of equity-based awards	4,025	6,454	5,409
Excess tax benefit received on exercise of equity-based awards	346	138	378
Proceeds of long-term debt	278,195	300,000	—
Repayments of long-term debt	(376,695)	(1,500)	—
Debt issuance costs	—	(10,751)	—
Credit facility commitment fee	(3,240)	(1,125)	—
Dividends paid	(61,459)	(60,120)	(59,112)

Net cash (used in) provided by financing activities	(158,828)	233,096	(53,325)
Effect of exchange rates on cash and cash equivalents	175	499	(517)

Net increase in cash and cash equivalents	677	35,349	132,042
Cash and cash equivalents as of the beginning of the period	383,016	347,667	215,625

Cash and cash equivalents as of the end of the period	$383,693	$383,016	$347,667

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization: Markets and Products

Intersil Corporation (“Intersil”) designs, develops, manufactures and markets high-performance analog and mixed-signal integrated circuits (“ICs”) for applications in the global industrial, computing, consumer and communications electronics markets.

Industrial products: operational amplifiers, bridge drivers, isolated and non-isolated power management products, switches and multiplexers, video decoders, and other standard analog and power management products. These products target end markets including medical imaging, energy management, automotive, military, instrumentation, security surveillance and factory automation.

Computing products: desktop, server, notebook and network attached storage power management, including core power devices and other power management products for peripheral devices as well as lithium ion battery chargers.

Consumer products: handheld, display, gaming, light sensor and Class-D audio amplifier products. These products target high-growth applications such as smartphones, LCD televisions, tablet computers, electronic game systems, set top boxes, MP3 players, GPS systems, AV receivers and home audio systems.

Communications products: line drivers, isolated and non-isolated power management, radiation-hardened products, Zilker Labs digital power management products, broadband and hot plug power management products and high-speed data converters targeted to applications in markets such as DSL, home gateway, satellite, networking, cellular base station and networking/switching equipment.

The table below summarizes our percent of revenues by end market:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Industrial	29%	31%	20%
Computing	27%	25%	33%
Consumer	22%	22%	25%
Communications	22%	22%	22%

Total	100%	100%	100%

Basis of Presentation

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in 2013. All years presented are fiscal years and contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

The consolidated financial statements include the accounts of Intersil and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency.

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

Available-for-Sale Investments—Investments designated as available-for-sale (“AFS”) are reported at fair value. We record the unrealized gains and losses, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (“AOCI”). We determine the cost of securities sold based on the specific identification method. Realized gains or losses are recorded in loss on sale of investments and impairment losses that are determined to be other-than-temporary are recorded in other-than-temporary impairment losses in our consolidated statement of operations.

Held-to-Maturity Investments—Investments designated as held-to-maturity (“HTM”) are reported at amortized cost. Securities are classified as HTM when we have the positive intent and ability to hold the investment until maturity. Gains and losses are not reported in the financial statements until realized or until a decline in value is deemed to be other-than-temporary.

Trading Investments—Trading investments consist exclusively of a portfolio of marketable mutual funds and corporate-owned life insurance under an employee non-qualified deferred compensation plan. We have an offsetting liability recorded for the investments. The funds are recorded at fair value. We recognize changes in fair value currently in (loss) gain on deferred compensation investments, net and we record changes in the liability in selling, general and administrative expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. We classify these deferred compensation investments as other non-current assets since we have no plan or intent of liquidating or otherwise using these securities in our business operations. We classify these deferred compensation liabilities as a component of accrued compensation.

Fair Value Measurements—In order to determine the fair value of our assets and liabilities, we utilize three levels of inputs, focusing on the most observable inputs when available. Observable inputs are generally developed based on market data obtained from independent sources, whereas unobservable inputs reflect our assumptions about what market participants would use to value the asset or liability, based on the best information available in the circumstances. The three levels of inputs are as follows:

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

Financial Instruments and Derivatives—We enter into derivative instruments to manage currency and interest rate risks. These instruments include derivatives designated as hedging instruments as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as foreign currency derivatives to manage exposure to foreign currency fluctuations. By entering into these instruments, we are exposed from time to time to market risk and credit risk.

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

Changes in the fair value of derivative instruments designated as a cash flow hedge are recorded in other comprehensive income (“OCI”), to the extent the derivative instrument is effective. Changes in the fair values of derivatives not designated for hedge accounting and any ineffectiveness measured in designated hedge transactions are reported in earnings as they occur. Gains and losses on derivatives not designated as hedges are recognized currently in earnings and generally offset changes in the values of related assets, liabilities or debt. Intersil uses foreign exchange contracts to economically hedge forecasted foreign cash flow commitments up to six months. Hedges on forecasted foreign cash flow commitments do not qualify for deferral, as the hedges are not related to a specific, identifiable transaction. Therefore, gains and losses on changes in the fair market value of the foreign exchange contracts are recognized currently in cost of revenue. See Note 5.

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

Interest Rate Exposure Management—We use interest rate swaps to effectively convert our variable rate to a fixed rate. The changes in the fair value of the swaps are recorded in OCI to the extent that the swap is effective. Any ineffectiveness will be recorded in income. We paid no premium for the contracts in place.

Trade Receivables—Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. As of December 30, 2011, we maintained an allowance of approximately 0.1% of gross trade receivables (also approximately 0.1% as of December 31, 2010) in addition to specific allowances for receivables with known collection problems due to circumstances such as bankruptcy or customer disputes. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of sales. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required.

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

Asset Impairment—We recognize impairment losses on long-lived assets when indicators of impairment exist and our estimate of undiscounted cash flows generated by those assets is less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows or market value, if available. Assets that qualify as held for sale are stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized.

Goodwill— Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. During 2011, we had one operating segment (reportable segment) with three reporting units for purposes of the analysis—analog & mixed-signal, consumer and power management. During 2010 and 2009, we had one operating segment (reportable segment) with two reporting units for 2011—analog & mixed-signal and power management.

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

Step Two is measurement of the amount of impairment loss. This involves comparison of the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. Once a goodwill impairment loss is recognized, the adjusted carrying amount becomes the new accounting basis. See Note 9.

Purchased Intangibles—Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Purchased intangibles include intangible assets subject to amortization, which are our developed technologies, backlog, customer relationships and intellectual property. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. See Note 9 for further discussion.

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

Uncertain tax positions and unrecognized tax benefits (“UTBs”)—We record our tax expense based on various probabilities of sustaining certain tax positions, using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record our UTBs as a component of non-current income taxes payable, unless resolution is expected within one year.

Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our estimate of tax expense could change.

Restructuring—We recognize a liability for costs associated with exit or disposal activities when a liability is incurred rather than when an exit or disposal plan is approved. We record restructuring charges when severance obligations are probable, reasonably estimable and the vested right attributable to the employees’ service is already rendered. Restructuring expenses were $4.1 million in 2011, minimal in 2010 and $2.1 million in 2009.

Revenue Recognition—Except for North American (“domestic”) distributors and certain royalty arrangements, revenue is generally recognized when a product is shipped, provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. Customers typically provide a customer request date (“CRD”) which indicates the preferred date for receipt of the ordered products. Based on estimated transit time and other logistics, we may deliver products to the carrier in advance of the CRD and recognize revenue from the sale of such products at the time of shipment. Our intent is that such deliveries are made not more than ten days in advance of CRD. Shipments to distributors are made under agreements which provide for certain pricing credits and limited product return privileges.

Given the uncertainties associated with the levels of returns and credits that may be issued to domestic distributors, we defer recognition of those sales until the domestic distributors sell the products. We relieve inventory and record a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The gross profit to be derived from these sales is shown under current liabilities on the balance sheet as deferred net revenue until such time as the distributor confirms a final sale to its end customer.

The following table summarizes the deferred net revenue balance, primarily consisting of domestic distributors and certain royalty agreements (in millions):

	December 30, 2011	December 31, 2010
Deferred net revenue
Deferred revenues	$11.4	$16.3
Deferred cost of revenues	(2.8)	(3.3)

Deferred net revenue	$8.6	$13.0

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

Revenues are also reduced based on an analysis of historical returns related to accommodation and warranty related returns. Such amounts are classified in allowances to trade receivables on the face of the accompanying balance sheets. Accommodation returns are those we are not contractually obligated to accept for credit. We believe we can make reasonable and reliable estimates of future returns and price protections, other than those aforementioned for the domestic distributors, because these sales reductions are predictable. In 2011, we entered into price protect agreements with additional international distributors to solidify our relationships and stabilize prices across geographic regions.

The following table summarizes gross revenues and allowances (in millions):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Gross revenues	$829.8	$865.1	$644.1
Allowances and deferrals	(69.3)	(42.7)	(32.7)

Net revenues	$760.5	$822.4	$611.4

Warranty—Intersil provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. Actual product failure rates or material usage costs that differ from estimates result in revisions to the estimated warranty liability. We warrant for a limited period of time that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. We estimate warranty allowances based on historical warranty experience. We track returns by type and specifically identify those returns that were based on product failures and similar occurrences.

Research and Development—Research and development costs consist of the cost of designing, developing and testing new or significantly enhanced products and are expensed as incurred.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $6.7 million, $6.0 million and $4.7 million in 2011, 2010 and 2009, respectively. There are no prepaid advertising costs in any period presented.

Equity-based Compensation—We use equity-based compensation plans to enhance our ability to attract, retain and reward talented employees and issued shares under these plans from newly-issued stock. The plans allow several forms of equity compensation including stock options (“Options”), restricted and deferred stock awards (“Awards”) and employee stock purchase plans (“ESPPs”).

Our 2008 Equity Compensation Plan (“2008 Plan”) includes several available forms of stock compensation of which only Options and Awards have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, we have issued Options in exchange for outstanding Options under various plans of acquired companies (“Acquired Plans”).

We also have the 2000 ESPP whereby eligible employees can purchase shares of Intersil common stock. The ESPP permits employees to purchase common stock through payroll deductions at a price not less than 85% of the market value of the stock on specified dates, with no lookback provision. The purchase dates are the last trading day in March and September, which generally falls into our second and fourth quarters. Deductions may not exceed 10% of an employee’s compensation, a participant cannot purchase more than $25,000 worth of shares in any calendar year, and an employee may purchase no more than 16,667 shares on any purchase date. The ESPP fair value is the amount of the discount the employee obtains as of the date of the purchase transaction.

We have Options and Awards outstanding that include the usual service conditions as well as performance and market conditions relating to revenue and operating income relative to internal goals and performance by other companies in our industry. Under the terms of the agreements, participants may receive from 0% – 150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

Market value as of the date of grant is used as the fair value of Awards that do not include market conditions. We use a binomial lattice model to estimate the fair value of Options and a Monte-Carlo simulation to estimate the fair value of Options and Awards that include market conditions. The fair value of the grants is amortized straight-line as compensation cost over the lesser of the grantee’s requisite service period or the vesting term of the grant.

The lattice model uses historical exercise patterns to predict the life of Options and estimates the future volatility of the underlying stock price, considering historical and implied volatility in its calculations. The Monte-Carlo simulation simulates a range of possible future stock prices for Intersil and the components of our peer group. Calculating fair value requires us to estimate key assumptions, especially volatility, which determine the fair value of the Option. See Note 16 for a presentation of the values for certain of these key assumptions. Volatility is one of the most significant determinants of fair value in both models. We estimate our volatility using a blend of estimated price movement activity implied by our traded Options and the actual historic volatility of our stock price. Our risk-free interest rate is estimated by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected term of the grant. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. Additionally, we estimate the expected life of the Option at the time of the grant, based on historical information. The estimate of these key assumptions is based on historical information and judgment regarding future expectations and are re-examined on a regular basis. When such re-examinations of the key assumptions lead to significant changes to the calculation inputs, it can have a material effect on the amount of equity-based compensation that will be recognized in aggregate or in any period. This may mean more volatility in reported operating results due to changes in estimates surrounding our use of stock compensation.

Most Options granted under the 1999 and 2008 Plans since April 2004 vest 25% in the first year and quarterly thereafter for three or four years and generally have seven year contract lives (generally 10 year contract lives prior to April 2004). For Awards, the expected life for amortization of the grant date fair value is the vesting term, generally three years in the case of deferred stock units and four years in the case of restricted stock units. We issue new shares of common stock upon the exercise of Options.

Grants with a performance condition requirement are evaluated periodically for the estimated number of shares that might be issued when fully vested. The fair value measurement and its effect on income is then adjusted as a result of these periodic evaluations. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of equity-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amount of equity-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of equity-based compensation can cause more volatility in our net income in various periods and in aggregate.

See Note 16 for further discussion of our stock compensation plans.

Loss Contingencies—Intersil estimates and accrues loss contingencies at the point that the losses become probable. For litigation, our practice is to include an estimate of legal costs for defense.

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

We provide retirement benefits under statutorily required plans for employees in certain countries outside the U.S. Accrued liabilities relating to these unfunded plans were $4.3 million and $3.9 million as of December 30, 2011 and December 31, 2010, respectively.

Retirement plans expense was $6.8 million, $5.9 million and $5.5 million for 2011, 2010 and 2009, respectively, which is primarily the matching contributions to employees’ 401(k) accounts.

Other Comprehensive Income (Loss)—Comprehensive income (loss) is the change in shareholders’ equity that is not the result of investments by or distributions to shareholders. Our OCI elements are as follows:

Unrealized Gains and Losses on AFS Investments—Changes to investment securities classified as AFS that are deemed to be temporary in nature are recognized by a charge to OCI. See Note 3.

Unrealized Gains and Losses on Interest Rate Swaps—We designated our interest rate swaps as cash flow hedges to hedge the risk of changes in the benchmark interest. The fair values of the swaps at inception were zero and subsequent changes in the fair values of the swaps are recorded in OCI, net of tax benefit, to the extent they are effective in offsetting the variability of the hedged cash flows. See Note 5.

Currency Translation Adjustments—Our international subsidiaries predominately use the appropriate local currency in their businesses as their functional currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted-average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity in OCI. A weakening U.S. dollar will produce comprehensive income. Conversely, a strengthening U.S. dollar will produce comprehensive loss. Cumulative translation adjustments in AOCI were $3.0 million, $3.0 million and $2.4 million as of December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

Segment Information—We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog and mixed-signal ICs. Our chief executive officer is our chief operating decision maker.

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

NOTE 3—INVESTMENTS

Our investments are classified as follows:

	As of December 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
Bank time deposits (AFS)	$26.5	$—	$—	$26.5	<1

Long-term Investments
Bank time deposits (AFS)	$4.8	$—	$—	$4.8	1-2

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Long-term Investments
Auction rate securities (AFS debt securities)	$73.6	$7.9	$(12.2)	$69.3	11-40

We classify auction rate securities (“ARS”) and bank time deposits as AFS and record them at fair value. During 2010 and 2009, certain of our investments experienced substantial declines in value. For this reason, we recorded other-than-temporary impairment charges on these securities of $1.1 million in 2010 and $14.3 million in 2009, included in other-than-temporary impairment losses. There were no impairment charges recorded on these securities in 2011. The amortized cost of these securities was reduced by the recognized losses.

During 2011, issuers redeemed $10.1 million of our ARS at par. During the fourth quarter of 2011, we liquidated our entire remaining portfolio of ARS including preferred shares which had been converted from ARS during 2008 for $56.9 million. Accordingly, we recognized a loss on sale of investments of $6.5 million, of which $4.5 million was previously recorded in AOCI. We had a gross realized loss of $0.1 million during 2010, and no gross realized gains or losses during 2009.

The following table summarizes our securities with unrealized losses and the length of time these securities have been in a loss position as of December 30, 2011 and December 31, 2010 (in millions).

	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
ARS as of December 30, 2011	$—	$—	$—	$—	$—	$—

ARS as of December 31, 2010	$—	$—	$50.7	$12.2	$50.7	$12.2

Trading investments

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
	(in millions)
By consolidated statement of operations line item
(Loss) gain on deferred compensation investments, net	$(0.5)	$0.9	$2.0

Selling, general and administrative (benefit) expense	$(0.1)	$1.1	$2.1

	December 30, 2011	December 31, 2010
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.2	$11.5

Deferred compensation liability	$12.0	$11.9

NOTE 4—FAIR VALUE MEASUREMENTS

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of December 30, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Short-term investments:
Bank time deposits	$26.5	$—	$26.5	$—
Prepaid expenses and other current assets:
Foreign exchange options	1.1	—	1.1	—
Long-term investments:
Bank time deposits	4.8	—	4.8	—
Other non-current assets:
Deferred compensation investments	11.2	1.4	9.8	—

Total assets measured at fair value	$43.6	$1.4	$42.2	$—

Liabilities
Other accrued expenses:
Interest rate swap	$0.6	$—	$0.6	$—

	Fair value as of December 31, 2010 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.5	$—	$0.5	$—
Long-term investments:
ARS	69.3	—	—	69.3
Other non-current assets:
Deferred compensation investments	11.5	1.1	10.4	—

Total assets measured at fair value	$81.3	$1.1	$10.9	$69.3

Liabilities
Other accrued expenses:
Interest rate swap	$1.6	$—	$1.6	$—

There were no transfers into or out of Level 1 and Level 2 financial assets and liabilities during 2011, 2010 or 2009.

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third-party custodian of these assets or liabilities. For AFS securities, such as illiquid ARS and preferred stock, we use the present value of future expected cash flows to determine fair value. Significant judgments are required in the estimation of fair value, including assumptions about the expected holding period, yield and appropriate discount rates.

The following is a reconciliation of changes in the fair market values determined using Level 3 significant unobservable inputs (in millions):

	AFS securities
	Insurance related ARS	Corporate credit ARS	Student loan ARS	Preferred Shares	Total
Balance as of December 31, 2010	$39.8	$13.9	$15.6	$—	$69.3
Transfers into or out of Level 3	—	—	—	—	—
Total gains or losses:
Realized losses	(3.3)	(0.1)	(0.3)	—	(3.7)
Realized gains	—	—	—	1.4	1.4
Purchases, issuances, sales and settlements:
Sales	(36.5)	(13.8)	(15.3)	(1.4)	(67.0)

Balance as of December 30, 2011	$—	$—	$—	$—	$—

Recognized losses are included in other-than-temporary impairment losses in the consolidated statement of operations. Realized losses are included in loss on sale of investments in the consolidated statement of operations.

NOTE 5—FINANCIAL INSTRUMENTS AND DERIVATIVES

The fair value of our hedging instruments in the consolidated balance sheet was as follows (in millions):

		Fair value as of
	Balance sheet location	December 30, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$1.1	$0.5

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$0.6	$1.6

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations are as follows (in millions):

		Year ended
	Income statement location	December 30, 2011	December 31, 2010	January 1, 2010
Loss on foreign exchange options	Cost of revenue	$(0.8)	$(1.1)	$(1.3)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of operations are as follows (in millions):

		Year ended
	Income statement location	December 30, 2011	December 31, 2010	January 1, 2010
Interest rate swap agreements
Loss recognized in AOCI (effective portion), net of tax		$(1.2)	$(1.0)	$—

Loss reclassified from AOCI to earnings (effective portion)	Interest expense and fees	$(0.1)	$—	$—

Loss recognized in earnings (ineffective portion)	Interest expense and fees	$(0.2)	$—	$—

The tables below describe total open foreign exchange contracts as of December 30, 2011, December 31, 2010 and January 1, 2010 (all are options to sell foreign currencies) (in millions):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Unrealized gain (loss) on foreign exchange contracts	$0.6	$(0.9)	$(0.1)
Purchases and sales of foreign exchange contracts	$41.0	$42.3	$30.1
Notional amount of open contracts as of year end	$20.2	$19.5	$14.2

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
	(€ and $ in millions)
December 30, 2011	€15.0	$20.2	1 – 6 months
December 31, 2010	€15.0	$19.5	1 – 6 months

Interest Rate Exposure Management—In connection with the extinguishment of our previous debt facility (see Note 11), we terminated our prior interest rate hedge transaction, and settled the interest rate swap agreement for $3.2 million. As of December 30, 2011, we have a loss of $1.8 million, net of tax, remaining in OCI which will be reclassified into earnings as a component of interest expense in a manner commensurate with the previously expected payments. The loss in OCI will be fully reclassified by the fourth quarter of 2013, the original maturity date of the terminated interest rate swap agreement. During the third quarter of 2011, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the one-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of our variable-rate revolving credit facility to fixed interest rates through August 8, 2016.

As of December 30, 2011, we expect $0.6 million of losses associated with our cash flow hedges, net of tax, to be reclassified from AOCI into earnings within the next twelve months.

NOTE 6—INVENTORIES

Inventories are summarized below (in millions):

	December 30, 2011	December 31, 2010
Finished products	$34.6	$38.8
Work in process	58.6	57.9
Raw materials and supplies	4.7	5.3

Total inventories	$97.9	$102.0

As of December 30, 2011 and December 31, 2010, Intersil was committed to purchase $15.8 million and $22.5 million, respectively, of raw material inventory from suppliers.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in millions):

	December 30, 2011	December 31, 2010
Land	$1.7	$1.7
Buildings and leasehold improvements	59.2	57.0
Machinery and equipment	252.1	252.3

Total property, plant and equipment	313.0	311.0
Accumulated depreciation and leasehold amortization	(222.0)	(207.5)

Total property, plant and equipment, net	$91.0	$103.5

The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years. The estimated useful lives of machinery and equipment range between three and eight years. Depreciation expense was $22.1 million, $21.0 million and $20.8 million for 2011, 2010 and 2009, respectively.

We do not record depreciation on assets held for sale. In 2010, we reclassified a portion of our assets held for sale as machinery and equipment at the lower of fair market value or depreciated costs and recorded a $1.1 million gain in cost of revenue.

NOTE 8—ACQUISITIONS

On April 27, 2010, we completed the acquisition of Techwell, Inc. (“Techwell”), a semiconductor company that designs, markets and sells mixed-signal ICs for multiple video applications in the security surveillance and automotive audio-visual electronics markets. Techwell’s team and products expands our leadership in two high-growth industrial markets and helps our customers build solutions that improve performance, reduce overall cost and shorten time-to-market. The acquisition significantly increased our overall industrial business, while delivering a broader product offering to Techwell’s customers and creating numerous new product opportunities for Intersil’s customers.

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

We entered into a $300.0 million bank term-loan with a term of 6 years at a floating interest rate of approximately 5% to complete the transaction. The remainder of the $401.7 million purchase price was paid through corporate cash and $1.9 million issuance of Awards and Options to convert certain Techwell employee equity securities.

On January 8, 2010, we acquired the business of Rock Semiconductor (“Rock”) for $4.5 million in cash. The purchase included primarily intellectual property. Rock was a privately-held, fabless semiconductor company with technology leadership in power management ICs.

Acquisition-related costs were approximately $0.3 million in the year ended December 30, 2011, $8.0 million in the year ended December 31, 2010 and $0.9 million in the year ended January 1, 2010. Acquisition costs are recorded in the accompanying consolidated financial statements as a component of operating income.

The results of operations of all acquirees are included in our consolidated statements of operations from the respective dates of the acquisitions.

The allocation of the aggregate purchase price is summarized as follows (in millions):

	Techwell	Rock
Intangible assets:
Definite-lived: developed technologies	$89.7	$2.3
Definite-lived: other	48.1	—
Indefinite-lived: goodwill	248.4	2.2
Deferred tax liabilities	(50.1)	—
Other tangible net assets, excluding cash and cash equivalents:
Short-term investments	27.6	—
Trade receivables, net	0.9	—
Inventories, net	14.2	—
Prepaid expenses and other current assets	2.0	—
Property, plant and equipment, net	0.6	—
Long-term investments	38.1	—
Other	0.1	—
Trade payables	(17.2)	—
Income taxes payable	(0.7)	—

Total purchase price, net of cash and cash equivalents acquired	$401.7	$4.5

The definite-lived developed technologies purchased will be amortized over a five to eight year life. Other definite-lived intangible assets include backlog, customer relationships, in-process research and development and intellectual property. These assets have amortization lives ranging from six months to seven years, with a weighted-average amortization life of 5.2 years.

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

NOTE 9—GOODWILL AND PURCHASED INTANGIBLES

Goodwill—The following table summarizes changes in net goodwill balances for our one reportable segment (in millions):

	December 30, 2011	December 31, 2010
Gross goodwill balance as of beginning of period	$1,719.8	$1,469.4
Accumulated impairment charge (recorded in 2008)	(1,154.7)	(1,154.7)

Net goodwill balance as of beginning of period	565.1	314.7

Purchase of Techwell	1.4	247.0
Purchase of Rock	—	2.2
Other adjustments to goodwill for acquisitions	(1.1)	1.2

Goodwill balance as of end of period	$565.4	$565.1

We recorded adjustments related primarily to deferred tax accruals for Techwell and other acquisitions during 2011 and 2010. We also paid approximately $1.5 million in additional consideration to the former shareholders of Zilker Labs, Inc. (“Zilker”) during 2010. The amount of the additional consideration was recorded as an increase in goodwill.

On July 2, 2011, we reorganized our reporting units, increasing from two reporting units to three reporting units—analog & mixed-signal, power management, and consumer. We performed a fair value analysis to allocate our goodwill at the time of the reorganization and performed an impairment test of goodwill as of the date of the reorganization. Based on our analysis, no impairment was indicated.

We perform an annual test of goodwill in the fourth quarter of each year. In 2011, 2010 and 2009, we recorded no impairment of goodwill based on our analysis. The fair value of the reporting units was significantly in excess of the carrying value as of September 30, 2011, the date at which we performed our test.

If we experience significant declines in our stock price, market capitalization, future expected cash flows, significant adverse changes in the business climate or continuing slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Purchased intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of 3 to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	December 30, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$125.9	$51.3	$149.0	$54.9
Definite-lived: other	53.6	16.0	58.3	13.4

Total	$179.5	$67.3	$207.3	$68.3

We recorded amortization expense as follows (in millions):

	Year ended
By statement of operations line item	December 30, 2011	December 31, 2010	January 1, 2010
Amortization of purchased intangibles	$26.8	$27.7	$12.7

Cost of revenues	$—	$0.1	$0.5

Expected amortization expense by year to the end of the current amortization schedule as follows (in millions):

To be recognized in:
2012	$28.3
2013	25.6
2014	23.8
2015	16.8
2016	9.0
Thereafter	8.7

Total expected amortization expense	$112.2

There were no events that would trigger an impairment test of purchased intangibles in 2011, 2010 or 2009.

NOTE 10—INCOME TAXES

We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. We are no longer subject to examination in the U.S. for years prior to 2005.

Income before income taxes is allocated between domestic and foreign jurisdictions as follows (in millions):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Income before income taxes:
Domestic	$19.3	$32.7	$7.4
Foreign	34.1	79.1	38.8

Income before income taxes	$53.4	$111.8	$46.2

Income Tax (Benefit) Expense—The (benefit) provision for income taxes is summarized below (in millions):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Current taxes:
Federal	$(11.2)	$69.6	$33.9
State	(0.1)	9.1	0.3
Foreign	5.5	4.0	3.9

	(5.8)	82.7	38.1
Deferred taxes:
Federal	(0.8)	2.7	(30.7)
State	(1.7)	—	0.2
Foreign	(5.4)	—	—

	(7.9)	2.7	(30.5)

Income tax (benefit) expense	$(13.7)	$85.4	$7.6

The benefit or expense related to tax deductions from the exercise of non-qualified Options or release of Awards is recorded as an adjustment to deferred taxes with the excess tax benefit or detriment adjusting additional paid-in capital when realized to the extent there is a hypothetical pool of additional paid in capital. As a result of the exercise of non-qualified Options, the disqualifying disposition of incentive Options, the release of Awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of approximately $2.5 million, $3.0 million and $3.4 million during 2011, 2010 and 2009, respectively.

We currently have a tax holiday in Malaysia resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. The table below summarizes the benefit of operating in Malaysia under our tax holiday (in millions, except per share data).

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Tax benefit from earnings in Malaysia	$8.9	$16.8	$5.1

Effect on earnings per share:
Basic	$0.07	$0.14	$0.04

Diluted	$0.07	$0.13	$0.04

Deferred Income Taxes—The components of deferred income tax assets and liabilities are as follows (in millions):

	December 30, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
Inventory	$12.9	$—	$11.8	$—
Property, plant and equipment	—	1.4	—	3.1
Accrued expenses	5.1	—	4.9	—
Equity-based compensation	—	13.6	—	16.2
Net operating loss carryforward	3.2	26.4	1.4	23.3
Capitalized research and development	—	5.9	—	7.8
Deferred compensation	—	4.2	—	3.8
Deferred revenue	3.2	—	1.0	—
Tax credits	22.4	32.7	—	36.9
Capital loss carryforward	—	7.4	—	0.8
All other, net	0.2	3.7	0.1	9.1

Deferred tax assets	47.0	95.3	19.2	101.0
Deferred tax liabilities: intangibles	—	(2.3)	—	(5.2)
Valuation allowance	—	(19.2)	—	(1.9)

Net deferred tax assets	$47.0	$73.8	$19.2	$93.9

None of our deferred income tax assets or liabilities are related to discontinued operations.

The table below summarizes the activity in valuation allowances (in millions):

	December 30, 2011	December 31, 2010
Balance as of beginning of period	$1.9	$1.1
Increases related to state attributes	10.6	—
Increases related to foreign net operating losses	0.1	—
Increases related to capital losses	6.6	0.8

Balance as of end of period	$19.2	$1.9

During the year ended December 30, 2011, we established a $10.6 million valuation allowance on our state R&D credits on which we estimate that we will not utilize the benefit based on all available evidence. We also established a valuation allowance on the capital losses that resulted from the liquidation of our ARS during the year ended December 30, 2011.

We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including net operating loss carryforwards (“NOLs”) and tax-credit carryforwards, are more than likely than not to be realized in the foreseeable future. Therefore, we have not provided any additional valuation allowances on deferred tax assets as of December 30, 2011 and December 31, 2010, other than those described in the table above.

We have gross NOLs of approximately $62.8 million from acquisitions that expire in tax years 2027 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382. We have gross federal R&D credit carry forwards of $39.6 million that will expire in tax years 2028 through 2031.

Income Tax Rate Reconciliation—A reconciliation of the statutory United States income tax rate to our effective income tax rate is as follows:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.9	1.2	0.7
(Benefit) cost of earnings subject to tax rates other than U.S.	(17.8)	(18.6)	(21.0)
International equity-based compensation	7.1	3.7	12.6
Research credits	(51.1)	(5.8)	(12.0)
Change in valuation allowance	32.3	0.7	(12.6)
Change in unrecognized tax benefits	(20.5)	60.8	11.2
Subpart F—interest & stock gain	(0.4)	1.1	3.7
Manufacturing deduction	(2.0)	(0.7)	—
Amortization of deferred tax charge	(5.7)	(3.1)	—
Other items	(4.5)	2.1	(1.1)

Effective income tax rate	(25.7)%	76.4%	16.5%

Uncertain Tax Positions and UTBs

During 2011, we recognized $1.3 million of potential interest and a reduction of $3.3 million of potential penalties on UTBs in the consolidated statement of operations. During 2010, we recognized $6.9 million of potential interest and $3.9 million of potential penalties on UTBs in the consolidated statement of operations. During 2009, we recognized $2.7 million of potential interest on UTBs in the consolidated statement of operations.

The table below summarizes activity in UTBs (in millions):

	December 31, 2010	December 31, 2010
Beginning balance (includes $14.0 million of interest and penalties as of December 31, 2010)	$166.8	$32.4
Increases related to current year tax positions	1.8	66.9
Increases related to prior year tax positions	8.6	68.7
Decreases related to prior year tax positions	(22.8)	—
Decreases related to lapses of statutes of limitations	—	(1.2)

Ending balance (includes $12.0 million of interest and penalties as of December 30, 2011)	$154.4	$166.8

The UTB relates primarily to a provision established at the completion of field work on an Internal Revenue Service (“IRS”) tax audit for tax years 2005 through 2007, in addition to tax years 2008 and 2009 currently being audited. We are currently contesting the matter for tax years 2005 through 2007 through the IRS Appeals Office. While the audit covered a number of different issues, the provision is largely due to the intercompany pricing of goods and services between different tax jurisdictions. As the final resolution of the appeals process remains uncertain, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

During the fourth quarter of 2011, we made substantial progress with the IRS Appeals Office regarding the audit of tax years 2005 through 2007. We are required to re-measure our UTBs at each reporting date, and thus, based on the fact and circumstances and progress made with the IRS, we have re-measured our UTBs. We have also included the benefit of certain prior year R&D tax credits as a result of our overall progress in resolving our open tax positions related to tax years 2005 through 2007.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $59 million related to the audit of tax years 2005 through 2007.

Other Income Tax Information

Income taxes paid were $11.1 million, $21.7 million and $15.4 million during 2011, 2010 and 2009, respectively.

We have not provided U.S. income taxes on undistributed earnings of international subsidiaries because of our demonstrated intention to permanently reinvest these earnings. Determination of the remaining foreign earnings deemed to be permanently reinvested is not practicable.

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

At our option, loans under the Facility will bear stated interest based on the Base Rate or Eurocurrency Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement in Exhibit 10.1). The Base Rate will be, for any day, a fluctuating rate per annum equal to the highest of (a) 1/2 of 1.00% per annum above the Federal Funds Rate (as defined in the Credit Agreement), (b) Bank of America’s prime rate and (c) the Eurodollar Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.75% to 1.75% per annum for Base Rate loans and 1.75% to 2.75% for Eurocurrency Rate loans based on Intersil’s Consolidated Leverage Ratio (as defined in the Credit Agreement).

The fair value of our debt approximates the carrying value as of December 30, 2011 and December 31, 2010.

	December 30, 2011	December 31, 2010
	($ in millions)
Outstanding balance
Term-loan facility	$—	$298.5

Revolving credit facility	$200.0	$—

Actual interest rate in effect	2.52%	4.75%

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
	($ in millions)
Cash paid for interest	$13.0	$7.5	$—

Weighted-average interest rate (pre-tax)	4.47%	4.80%	—

During the year ended December 30, 2011, we settled our previous term-loan facility for $278.2 million and recorded a loss on extinguishment of debt for the write-off of unamortized loan fees of $8.4 million.

The aggregate annual principal payments of long-term debt remaining as of December 30, 2011 are presented in the following table (in millions):

2012—2015	$—
2016	200.0

Total debt outstanding	$200.0

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of December 30, 2011 and $2.6 million as of December 31, 2010. The standby letters of credit are primarily secured by $2.8 million of long-term bank time deposits.

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

We immediately retire shares of Class A common stock repurchased under plans approved by our Board of Directors with the option of reissuing the shares (see Note 13).

The table below summarizes the Class A common stock issuance, repurchase and retirement activity for all periods presented ($ in millions, except per share amounts; shares in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Beginning balance	124,552	122,816	121,626
Shares issued under stock plans, net of shares withheld for taxes	1,931	1,736	1,190

Ending balance	126,483	124,552	122,816

Dividends paid to shareholders	$60.3	$59.4	$58.7

Dividends paid per share	$0.48	$0.48	$0.48

Dividends—we have paid a quarterly dividend since September 2003. In February 2012, the Board declared a dividend of $0.12 per share for the first quarter of 2012, which if annualized equates to $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

NOTE 13—SHARE REPURCHASES

We currently do not have an active share repurchase program.

NOTE 14—GEOGRAPHIC INFORMATION AND CONCENTRATIONS OF RISK

Geographic Information—We operate primarily within the analog and mixed-signal sector of the semiconductor industry. Substantially all revenues result from the sale of semiconductor products. We eliminate all intercompany revenues and balances.

The table below summarizes operations by geographic area (in millions):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
United States Operations
Net revenues	$102.9	$138.0	$98.1
Tangible long-lived assets	52.5	58.2	64.6
International Operations
Net revenues	$657.6	$684.4	$513.3
Tangible long-lived assets	38.5	45.3	37.7

Concentrations of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows sales by country where such value exceeded 10% in any one year:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Sales by country
China (includes Hong Kong)	54.9%	48.8%	48.5%
United States	13.5	16.8	16.1
South Korea	7.5	7.4	10.6

In addition to those in the table above, our customers in each of Taiwan, Japan, Germany, Singapore and Mexico accounted for at least 1.0% of our total revenues in 2011.

Two distributor customers and two contract manufacturers, each accounting for at least 5.0% of our revenues, totaled 40.8% of revenues in 2011. Two distributors, Aeco Technology Co., Ltd and Avnet, Inc. (“Avnet”), each represented 11.4% of revenues during 2011 and 14.8% and 19.1%, respectively, of aggregate net accounts receivable as of December 30, 2011. In January 2011, we announced the termination of our distribution relationship with Arrow Electronics, effective April 2011, in order to increase focus within our distribution channel and allow more streamlined customer support. We simultaneously strengthened our relationship with Avnet, which enabled Avnet to integrate our unique product portfolio into its existing design chain services and strengthened our offering to a global network of customers.

We rely on external vendors for approximately 84.7% of our wafer supply as measured in units. Additionally, we rely primarily on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are mostly located in Asia, where a significant volume of our final product sales are made.

NOTE 15—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Numerator
Net income to common shareholders (numerator for basic and diluted earnings per share)	$67,164	$26,392	$38,565

Denominator
Denominator for basic earnings per share—weighted-average common shares	125,715	123,765	122,250
Effect of Options and Awards	323	832	55

Denominator for diluted earnings per share adjusted—weighted-average common shares	126,038	124,597	122,305

Earnings per share
Basic	$0.53	$0.21	$0.32

Diluted	$0.53	$0.21	$0.32

Anti-dilutive shares not included in the above calculations
Awards	598	1,010	2,318

Options	13,948	13,227	15,402

NOTE 16—EQUITY-BASED COMPENSATION

Share-based Payment Arrangements—As of December 30, 2011, our 2008 Plan included several available forms of stock compensation of which only Options and Awards have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient. Additionally, we have issued Options in exchange for outstanding Options under various Acquired Plans. We also have the 2000 ESPP whereby eligible employees can purchase shares of Intersil common stock.

These plans are summarized below (in thousands):

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of December 30, 2011	Shares Available for Issuance at December 30, 2011
1999 Plan	36,250	4,380	—
2008 Plan	28,852	11,159	8,439
2009 Option Exchange Plan	2,914	1,666	—
Acquired Plans	—	421	—
ESPP	4,533	—	508

	72,549	17,626	8,947

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

For Options granted in 2011 and 2010, we estimated the fair value of each Option as of the date of grant with the following assumptions:

	Year ended
	December 30, 2011	December 31, 2010
Range of expected volatilities	34.4 – 46.7%	40.3 – 46.0%
Weighted-average volatility	37.5%	43.0%
Range of dividend yields	3.1 – 4.8%	3.1 – 4.7%
Weighted-average dividend yield	3.9%	3.3%
Range of risk-free interest rates	1.1 – 2.3%	0.9 – 2.8%
Weighted-average risk-free interest rate	2.1%	2.4%
Range of expected lives, in years	5.0 – 5.6	1.3 – 5.7
Weighted-average expected life, in years	5.3	5.4

On October 6, 2009, our shareholders approved a proposal to allow for a one-time Option exchange program to provide eligible employees an opportunity to exchange certain outstanding underwater Options for a lesser amount of new Options. The exchange program was designed to increase the retentive and incentive value of our equity compensation program without incurring significant additional equity-based expense. Options with an exercise price between $22.00 and $35.99 were eligible for exchange for new Options with an Option price of $13.08, the closing stock price on November 6, 2009, the date of the exchange. In the exchange, 5,682,114 old Option shares were exchanged for 2,011,627 shares of new Options, granted out of the 2008 Plan. The tendered old Option shares were cancelled in the exchange. The exchange resulted in $1.1 million of incremental future compensation. The incremental future compensation and the unrecognized compensation on the old Options is recognized over the lesser of the requisite service period or the vesting term of the new Options.

The following table represents the weighted-average fair value compensation cost per share of awards granted:

	2011	2010	2009
Options	$2.81	$4.32	$4.02

Awards	$10.97	$15.16	$12.23

Aggregate	$5.17	$10.32	$5.82

Information Regarding Options and Awards—Information about Options and Awards as of December 30, 2011 and activity for Options and Awards for the three years then ended is presented below:

	Options			Awards	Aggregate Information
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of January 2, 2009	15,732	$24.21	3.7	1,908
Granted	4,591	12.62		1,294
Performance adjustment	—	—		45
Exercised(5)	(348)	6.08		(511)
Canceled(1)	(7,706)	26.15		(209)

Outstanding as of January 1, 2010	12,269	$19.18	4.2	2,527
Granted(2)(3)	2,467	14.49		3,056
Performance adjustment	—	—		(47)
Exercised(5)	(408)	11.36		(1,109)
Canceled	(1,112)	28.57		(219)

Outstanding as of December 31, 2010	13,216	$17.75	4.0	4,208
Granted(4)	3,657	12.42		1,482
Exercised(5)	(250)	8.38		(1,320)
Canceled	(2,675)	19.37		(692)

Outstanding as of December 30, 2011	13,948	$16.21	4.1	3,678	$39.0	$38.4

As of December 30, 2011
Exercisable/vested(5)	7,678	$18.80	2.8	76	$1.4	—
Unexercisable/unvested	6,270	$13.03	5.6	3,601	$37.7	$38.4
Number vested and expected to ultimately vest	13,599	$16.30	4.0	2,011	$21.6

(1)	Includes 5,682,114 shares cancelled in our Option exchange program.
(2)	Includes 1,708,956 Awards and 22,898 Options that were issued in order to convert unvested Techwell equity shares as a result of the acquisition. Of those, 1,508,004 were issued from the 2008 Plan. The remaining shares were issued from Techwell’s 2006 Stock Compensation Plan.
(3)	Awards granted include 232,000 performance-based deferred stock units (“PDSU”) shares issued in 2010 that have not yet been earned.
(4)	Grants include 952,172 market stock units (“MSU”) Options and 300,891 MSU Awards issued in 2011 that have not yet been earned.
(5)	Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of December 30, 2011 were 76,000 shares as shown in the Awards column as Exercisable/vested.

The weighted-average recognition period for this compensation cost is 2.4 years. As of December 30, 2011, the unrecognized compensation cost expected to be recognized over a period of 4.0 actual years is as follows (in millions):

To be recognized in:
2012	$20.1
2013	12.7
2014	4.6
2015	1.0

Total unrecognized compensation cost	$38.4

	Year ended
Additional Disclosures	December 30, 2011	December 31, 2010	January 1, 2010
	(shares in thousands, $ in millions)
Shares issued under the ESPP	749	564	475

Aggregate intrinsic value of Options exercised	$1.5	$1.4	$2.7

The following table is a summary of the number and weighted-average grant date fair values regarding our unexercisable/unvested Options and Awards as of December 30, 2011 and changes during the year then ended (in thousands):

	Options Unvested	Options— Weighted Average Grant Date Fair Values	Awards Unvested	Awards— Weighted Average Grant Date Fair Values
Unvested as of December 31, 2010	5,659	$4.30	4,110	$15.62
Granted	3,657	$2.81	1,482	$10.97
Vested	(2,252)	$4.43	(1,298)	$16.52
Forfeited	(794)	$3.77	(693)	$16.47

Unvested as of December 30, 2011	6,270	$3.45	3,601	$13.22

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the accompanying Consolidated Statement of Operations (in millions):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
By statement of operations line item
Cost of revenue	$1.9	$2.1	$2.4
Research and development	16.2	16.0	11.6
Selling, general and administrative	12.2	14.6	12.9
By stock type
Options	$11.2	$10.7	$15.2
Awards	17.8	20.9	10.7
ESPP	1.3	1.1	0.9

	December 30, 2011	December 31, 2010
	(in millions)
Equity-based compensation capitalized in inventory	$0.8	$0.8

Performance-based Grants

	December 30, 2011
	Options	Awards
	(in thousands)
MSUs and PDSUs outstanding	889.4	849.4
Maximum shares that could be issued assuming the highest level of performance	1,334.1	1,274.1
MSU and PDSU shares expected to vest	716.1	394.9
Amount to be recognized as compensation cost over the performance period	$1,551.9	$2,891.9

NOTE 17—GUARANTEES AND INDEMNIFICATIONS

Warranty—The table below summarizes changes in product warranty allowances in other accrued expenses for 2011 and 2010 (in millions):

Balance, January 1, 2010	$0.6
Accruals for warranties issued during the period	1.6
Settlements made (in cash or in kind) during the period	(1.6)

Balance, December 31, 2010	$0.6
Accruals for warranties issued during the period	1.0
Settlements made (in cash or in kind) during the period	(1.3)

Balance, December 30, 2011	$0.3

Indemnifications—The Harris Corporation (“Harris”) facilities in Palm Bay, Florida, are listed on the National Priorities List (“NPL”) for groundwater clean-up under the Comprehensive Environmental Response, Compensation and Liabilities Act, or Superfund. Intersil’s adjacent facility is included in the listing since it was owned by Harris at the time of the listing. Remediation activities associated with the NPL site have ceased. However, Harris is still obligated to conduct groundwater monitoring on the affected property for an unspecified period of time. Harris has indemnified Intersil against any environmental liabilities associated with this contamination. This indemnification does not expire, nor does it have a maximum amount.

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

NOTE 18—LEASES AND COMMITMENTS

Total rental expense amounted to $11.1 million, $9.7 million and $9.0 million for 2011, 2010 and 2009, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $52.6 million as of December 30, 2011.

The following table sets forth future minimum lease commitments as of December 30, 2011 (in millions):

	Future minimum lease commitments	Non-cancelable purchase commitments
2012	$10.1	$10.0
2013	8.6	1.1
2014	6.5	0.8
2015	9.7	—
2016	4.5	—
Thereafter	13.2	—

Total future minimum commitments	$52.6	$11.9

NOTE 19—LITIGATION MATTERS

We are currently party to various claims and legal proceedings, including the one discussed below. When we believe that a loss is probable and the amount of the loss can be reasonably estimated, we recognize the estimated amount of the loss. We include legal costs in the estimate of losses. As additional information becomes available, we reassess any potential liability related to these matters and, if necessary, revise the estimates.

We believe that the ultimate outcome of these matters, individually and in the aggregate will not have a material adverse effect on its financial position or overall trends in results of its operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of monetary damages or issuance of an injunction prohibiting us from selling one or more products. It is possible that an unfavorable ruling could have a material adverse impact on the results of our operations for the period in which the ruling occurs, or in future periods. We estimate the possible, but not necessarily probable, range of loss in the Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) matter to be from $0 to $17 million. However, because we believe the defense of these matters to be probable, we record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. As of December 30, 2011, we have recorded approximately $0.1 million related to defense costs.

TAOS named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. A claim construction opinion will be forthcoming from the Court.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated (in millions, except per share data):

	Quarters Ended
	Dec 30, 2011	Sept 30, 2011	Jul 1, 2011	Apr 1, 2011	Dec 31, 2010	Oct 1, 2010	Jul 2, 2010	Apr 2, 2010
Net revenue	$165.8	$186.8	$209.1	$198.9	$194.0	$219.1	$219.9	$189.4

Gross profit	$94.0	$106.5	$121.8	$115.0	$114.1	$129.1	$128.2	$106.9

Net income (loss)	$24.1	$7.2	$21.8	$14.1	$26.1	$32.1	$(59.4)	$27.7

Income (loss) per share (basic):	$0.19	$0.06	$0.17	$0.11	$0.21	$0.26	$(0.48)	$0.22

Income (loss) per share (diluted):	$0.19	$0.06	$0.17	$0.11	$0.21	$0.26	$(0.48)	$0.22

NOTE 21—RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”—In January 2010, the FASB issued guidance to improve the disclosures for Level 1, Level 2 and Level 3 fair value measurements. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, and requires entities to separately report information about purchases, sales, issuances and settlements of Level 3 fair value measurements. ASU 2010-06 also updates ASC 820-10, Fair Value Measurements and Disclosures, to require an entity to provide fair value measurement disclosures for each class of assets and liabilities. Entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 1 and Level 2 fair value measurements. ASU 2010-06 is currently effective. This statement resulted in additional disclosures on fair value measurements.

FASB ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350)”—In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (ASC Topic 350). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This statement is currently effective and did not impact our unaudited consolidated financial statements.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”—In April 2011, the FASB issued ASU 2011-04. ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We anticipate ASU 2011-04 will result in additional disclosures within our financial statements.

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”—In June 2011, the FASB issued ASU 2011-05. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and OCI: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of OCI. Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect ASU 2011-05 to have a material impact on our financial statements.

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

Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in providing reasonable assurance that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Management assessed our internal control over financial reporting as of December 30, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during the Company’s fourth quarter ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Members of the Board of Directors

The following individuals served on our Board of Directors as of December 30, 2011:

David B. Bell; Robert W. Conn; James V. Diller; Gary E. Gist; Mercedes Johnson; Gregory Lang; Jan Peeters; Robert N. Pokelwaldt; and James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of December 30, 2011 were as follows:

David B. Bell; Jonathan A. Kennedy; Susan J. Hardman; Peter R. Oaklander; Andrew M. Cowell; Gerald J. Edwards; Vern Kelley; David M. Loftus; and Thomas C. Tokos. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

On February 9, 2012, the employment of Peter R. Oaklander terminated as Senior Vice President. Mr. Oaklander, a named executive officer in 2011, will remain employed by Intersil through a transition period and his responsibilities as Senior Vice President will be temporarily assumed by David B. Bell, President and CEO.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. A copy of the Code of Ethics is available on the Investor Relations section of our website, www.intersil.com/investor. Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11.	Executive Compensation.

The information required under this item will appear under the captions “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Severance and Change-in-Control Benefits—Change-in-Control Severance Agreements” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will appear under the caption “Corporate Governance” in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services.

The information required under this item will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Card), “Audit and Other Fees Paid to KPMG, LLP” “ in the definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(b)	Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction from Allowances	Balance as of End of Period
Allowance for uncollectible accounts
2011	$0.4	$—	$(0.2)	$—	$0.2
2010	$2.3	$0.4	$(0.2)	$2.1	$0.4
2009	$1.6	$1.0	$(0.3)	$—	$2.3

Inventory allowances
2011	$45.6	$5.3	$—	$13.5	$37.4
2010	$42.4	$10.2	$1.6	$8.6	$45.6
2009	$38.3	$5.7	$0.4	$2.0	$42.4

Sales returns and allowances
2011	$6.6	$66.5	$8.7	$67.3	$14.5
2010	$6.2	$46.7	$—	$46.3	$6.6
2009	$6.9	$34.0	$—	$34.7	$6.2

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

(c)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation.*

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).

10.1	Credit Agreement dated September 1, 2011, by and among Intersil, the Lenders (as defined therein), Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 8, 2011).

10.2	Intersil Corporation 2008 Equity Compensation Plan Performance-Based Market Stock Option (MSO) Award Terms and Conditions.*

10.3	Intersil Corporation 2008 Equity Compensation Plan Performance-Based Deferred Market Stock Unit (MSU) Award Terms and Conditions.*

14	Intersil Code of Ethics (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K, filed March 9, 2004).

21	Subsidiaries of Intersil Corporation.*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ David B. Bell
David B. Bell Chief Executive Officer February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ David B. Bell	President, Chief Executive Officer and	February 24, 2012
	David B. Bell	Director (principal executive officer)

By:	/s/ Jonathan A. Kennedy	Chief Financial Officer (principal financial	February 24, 2012
	Jonathan A. Kennedy	and accounting officer)

By:	/s/ Gary E. Gist	Chairman of the Board of Directors	February 24, 2012
Gary E. Gist

By:	/s/ Robert W. Conn	Director	February 24, 2012
Robert W. Conn

By:	/s/ James V. Diller	Director	February 24, 2012
James V. Diller

By:	/s/ Mercedes Johnson	Director	February 24, 2012
Mercedes Johnson

By:	/s/ Gregory Lang	Director	February 24, 2012
Gregory Lang

By:	/s/ Jan Peeters	Director	February 24, 2012
Jan Peeters

By:	/s/ Robert N. Pokelwaldt	Director	February 24, 2012
Robert N. Pokelwaldt

By:	/s/ James A. Urry	Director	February 24, 2012
James A. Urry