Form 10-Q
period 2012-03-30
INTERSIL CORP/DE
filed 2012-05-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 26, 2012:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	127,443,100

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended
	March 30, 2012	April 1, 2011
	(in thousands, except share and per share data)
Revenue	$156,011	$198,875
Cost of revenue	70,824	83,833

Gross profit	85,187	115,042

Operating costs and expenses:
Research and development	44,383	49,709
Selling, general and administrative	34,239	35,013
Amortization of purchased intangibles	7,217	6,874
Restructuring	1,542	2,346
Acquisition-related costs	—	262

Operating (loss) income	(2,194)	20,838
Interest income	188	803
Interest expense and fees	(2,048)	(4,543)
Gain on deferred compensation investments, net	723	208

(Loss) income before income taxes	(3,331)	17,306
Income tax (benefit) expense	(11)	3,172

Net (loss) income	$(3,320)	$14,134

(Loss) earnings per share:
Basic	$(0.03)	$0.11

Diluted	$(0.03)	$0.11

Cash dividends declared per common share	$0.12	$0.12

Weighted-average common shares outstanding (in millions):
Basic	126.6	124.8

Diluted	126.6	125.0

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Quarter ended
	March 30, 2012	April 1, 2011
	(in thousands)
Net (loss) income	$(3,320)	$14,134
Unrealized gain on available-for-sale investments	—	3,674
Tax effect	—	(863)
Unrealized (losses) gains on interest rate swaps	(228)	151
Tax effect	86	(57)
Realized losses on interest rate swaps, reclassified to net loss	239	—
Tax effect	(90)	—
Currency translation adjustments	344	402

Comprehensive (loss) income	$(2,969)	$17,441

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2012	December 30, 2011
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$389,657	$383,693
Short-term investments	—	26,501
Trade receivables, net of allowances ($17,510 as of March 30, 2012 and $14,640 as of December 30, 2011)	59,965	64,874
Inventories	90,200	97,889
Prepaid expenses and other current assets	14,760	16,140
Deferred income tax asset	40,786	47,031

Total Current Assets	595,368	636,128

Non-current Assets:
Property, plant and equipment, net of accumulated depreciation ($216,931 as of March 30, 2012 and $221,984 as of December 30, 2011)	88,278	91,038
Purchased intangibles, net of accumulated amortization ($61,586 as of March 30, 2012 and $67,260 as of December 30, 2011)	104,966	112,183
Goodwill	565,424	565,424
Deferred income tax asset	80,039	73,798
Long-term investments	4,752	4,752
Other	85,139	85,900

Total Non-current Assets	928,598	933,095

Total Assets	$1,523,966	$1,569,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$28,566	$27,883
Accrued compensation	38,894	41,420
Deferred net revenue	8,054	8,585
Other accrued expenses	24,549	25,444
Non-income taxes payable	2,371	2,178
Income taxes payable	54,306	60,575

Total Current Liabilities	156,740	166,085

Non-current Liabilities:
Long-term debt	175,000	200,000
Income taxes payable	96,237	93,769
Other non-current liabilities	29,058	28,681

Total Non-current Liabilities	300,295	322,450

Shareholders’ Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 126,651,125 shares issued and outstanding as of March 30, 2012 and 126,483,088 shares issued and outstanding as of December 30, 2011	1,267	1,265
Additional paid-in capital	1,699,915	1,710,705
Accumulated deficit	(635,461)	(632,141)
Accumulated other comprehensive income	1,210	859

Total Shareholders’ Equity	1,066,931	1,080,688

Total Liabilities and Shareholders’ Equity	$1,523,966	$1,569,223

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	March 30, 2012	April 1, 2011
	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(3,320)	$14,134
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,130	12,464
Provisions for inventory obsolescence	1,437	1,447
Equity-based compensation	5,339	7,006
Tax effect of equity-based awards	—	188
Excess tax benefit received on exercise of equity-based awards	(2)	(189)
Gain on sale of property and equipment	(54)	—
Deferred income taxes	—	1,343
Changes in operating assets and liabilities:
Trade receivables	4,909	2,925
Inventories	6,252	2,302
Prepaid expenses and other current assets	1,379	236
Trade payables and accrued liabilities	(4,424)	(11,016)
Income taxes	(3,802)	(2,105)
Other, net	2,039	2,221

Net cash provided by operating activities	21,883	30,956

INVESTING ACTIVITIES
Proceeds from sales or maturities of short-term investments	26,500	—
Proceeds from sales or issuer calls of long-term investments	—	10,110
Proceeds from sales of property, plant and equipment	55	—
Purchases of property, plant and equipment	(1,569)	(1,746)

Net cash provided by investing activities	24,986	8,364

FINANCING ACTIVITIES
(Tax payments for) proceeds from equity-based awards	(599)	2,442
Excess tax benefit received on exercise of equity-based awards	2	189
Repayments of long-term debt	(25,000)	(20,305)
Dividends paid	(15,392)	(15,161)

Net cash used in financing activities	(40,989)	(32,835)
Effect of exchange rates on cash and cash equivalents	84	817

Net increase in cash and cash equivalents	5,964	7,302
Cash and cash equivalents as of the beginning of the period	383,693	383,016

Cash and cash equivalents as of the end of the period	$389,657	$390,318

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) designs, develops, manufactures and markets high-performance analog and mixed-signal integrated circuits (“ICs”) for applications in the global Industrial & Infrastructure, Consumer, and Personal Computing electronics markets.

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 30, 2011 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in 2013. Quarterly or annual periods vary from exact calendar quarters or years.

Past financial performance may not be indicative of future financial performance for any other interim period or for the full fiscal year. For example, sales in the Consumer and Personal Computing markets have historically experienced weaker demand in the first and second fiscal quarters and stronger demand in the third and fourth fiscal quarters. However, recent economic events, acquisitions and the cyclical nature of the industry in which we operate have had a greater impact on quarterly fluctuations in recent years.

Note 2—Investments

We classify bank time deposits as available for sale (“AFS”) and record them at fair value.

Our investments are classified as follows:

	As of March 30, 2012
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

There were no recognized gains or losses on investments included in the statement of operations during the quarters ended March 30, 2012 or April 1, 2011.

Trading Investments

	Quarter ended
	March 30, 2012	April 1, 2011
	(in millions)
By consolidated statement of operations line item
Gain on deferred compensation investments, net	$0.7	$0.2

Selling, general and administrative expense	$0.8	$0.3

	March 30, 2012	December 30, 2011
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.6	$11.2

Deferred compensation liability	$12.4	$12.0

Note 3—Fair Value Measurements

We use the following methods and assumptions to estimate the fair value of each class of financial instruments:

•

Due to their short duration, the carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities provide a reasonable estimate of fair value.

•

Borrowings under our revolving credit facility as of March 30, 2012 and December 30, 2011 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of these borrowings provides a reasonable estimate of fair value.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of March 30, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Prepaid expenses and other current assets:
Foreign exchange options	$0.3	—	$0.3
Long-term investments:
Bank time deposits	4.8	—	4.8
Other non-current assets:
Deferred compensation investments	11.6	$1.0	10.6

Total assets measured at fair value	$16.7	$1.0	$15.7

Liabilities
Other accrued expenses:
Interest rate swap	$0.8	$—	$0.8

	$000.0	$000.0	$000.0
	Fair value as of December 30, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$26.5	$—	$26.5
Prepaid expenses and other current assets:
Foreign exchange options	1.1	—	1.1
Long-term investments:
Bank time deposits	4.8	—	4.8
Other non-current assets:
Deferred compensation investments	11.2	1.4	9.8

Total assets measured at fair value	$43.6	$1.4	$42.2

Liabilities
Other accrued expenses:
Interest rate swap	$0.6	$—	$0.6

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. There were no transfers into or out of Level 1 or Level 2 financial assets and liabilities during the quarters ended March 30, 2012 and April 1, 2011.

Note 4—Derivative Instruments and Hedging Activities

The fair value of our hedging instruments in the consolidated balance sheets was as follows (in millions):

		Fair value as of
	Balance sheet location	March 30, 2012	December 30, 2011
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$0.3	$1.1

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$0.8	$0.6

The table below describes total open foreign exchange contracts as of March 30, 2012 and December 30, 2011 (all are options to sell foreign currencies):

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
	(€ and $ in millions)
March 30, 2012	€14.5	$18.9	1 – 6 months
December 30, 2011	€15.0	$20.2	1 – 6 months

Interest Rate Exposure Management—In connection with the extinguishment of our previous debt facility (see Note 8), we terminated our prior interest rate hedge transaction and settled the interest rate swap agreement in 2011 for $3.2 million. As of March 30, 2012, we have a loss of $1.7 million, net of tax, remaining in other comprehensive income (“OCI”) which will be reclassified into earnings as a component of interest expense in a manner commensurate with the forecasted interest payments. The loss in OCI will be fully reclassified by the fourth quarter of 2013, the original maturity date of the terminated interest rate swap agreement. During the third quarter of 2011, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the one-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the interest rate swaps, we will effectively convert $150.0 million of the balance on our revolving credit facility from a variable rate to a fixed rate through August 8, 2016.

As of March 30, 2012, we expect $0.7 million of losses associated with our cash flow hedges, net of tax, to be reclassified from Accumulated OCI into earnings within the next twelve months.

Note 5—Inventories

Inventories are summarized below (in millions):

	March 30, 2012	December 30, 2011
Finished products	$31.7	$34.6
Work in process	54.2	58.6
Raw materials	4.3	4.7

Total inventories	$90.2	$97.9

Note 6—Goodwill and Purchased Intangibles

Goodwill—The following table summarizes changes in the net goodwill balance for our one reportable segment (in millions):

March 30, 2012
Gross goodwill balance as of beginning of period	$1,720.1
Accumulated impairment charge (recorded in 2008)	(1,154.7)

Net goodwill balance as of beginning of period	565.4

Adjustments to goodwill	—

Goodwill balance as of end of period	$565.4

We performed our annual test of impairment as of September 30, 2011 and determined the fair value of the reporting units was in excess of the carrying value. We will perform our next annual test of impairment in the fourth quarter of 2012. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in impairment charges.

Purchased Intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of three to 11 years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	March 30, 2012		December 30, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$113.6	$43.6	$125.9	$51.3
Definite-lived: other	53.0	18.0	53.6	16.0

Total	$166.6	$61.6	$179.5	$67.3

We recorded amortization expense as follows (in millions):

	Quarter ended
By statement of operations line item	March 30, 2012	April 1, 2011
Amortization of purchased intangibles	$7.2	$6.9

Expected amortization expense remaining by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2012	$21.1
Fiscal year 2013	25.6
Fiscal year 2014	23.8
Fiscal year 2015	16.8
Fiscal year 2016	9.0
Thereafter	8.7

Total expected amortization expense	$105.0

There were no events that would trigger an impairment test of purchased intangibles during the periods presented herein.

Note 7—Income Taxes

We are subject to filing requirements in the United States federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. We are no longer subject to examination in the U.S. for years prior to 2005.

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in millions):

March 30, 2012
Beginning balance (includes $12.0 million of interest and penalties as of December 30, 2011)	$154.4
Increases related to prior year tax positions	1.2

Ending balance (includes $13.2 million of interest and penalties as of March 30, 2012)	$155.6

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

Note 8—Long-Term Debt

On September 1, 2011, we established a new five-year, $325.0 million revolving credit facility (the “Facility”). This Facility replaced our previous $300.0 million term-loan facility and $75.0 million revolving credit facility. The Facility matures on September 1, 2016, and is payable in full upon maturity. We may request to increase the Facility by up to $75.0 million. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed.

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

At our option, loans under the Facility will bear stated interest based on the Base Rate or Eurocurrency Rate, in each case plus the Applicable Rate (respectively, as defined in the Credit Agreement in Exhibit 10). The Base Rate will be, for any day, a fluctuating rate per annum equal to the highest of (a) 1/2 of 1.00% per annum above the Federal Funds Rate (as defined in the Credit Agreement), (b) Bank of America’s prime rate and (c) the Eurodollar Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.75% to 1.75% per annum for Base Rate loans and 1.75% to 2.75% for Eurocurrency Rate loans based on Intersil’s Consolidated Leverage Ratio (as defined in the Credit Agreement).

	March 30, 2012	December 30, 2011
	($ in millions)
Outstanding balance
Revolving credit facility	$175.0	$200.0

Actual interest rate in effect	2.24%	2.52%

	Quarter ended
	March 30, 2012	April 1, 2011
	($ in millions)
Cash paid for interest	$1.2	$3.6

Weighted-average interest rate (pre-tax)	2.46%	4.75%

The aggregate annual principle payments of long-term debt remaining as of March 30, 2012 are presented in the following table (in millions):

Fiscal years 2012-2015	$—
Fiscal year 2016	175.0

Total debt outstanding	$175.0

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of March 30, 2012 and December 30, 2011. The standby letters of credit are secured by $2.8 million of long-term bank time deposits.

Note 9—Shareholders’ Equity

Dividends—In February 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.2 million on February 24, 2012 to shareholders of record as of the close of business on February 14, 2012. In April 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on May 25, 2012 to shareholders of record as of the close of business on May 15, 2012.

Class A Common Stock—Share activity for Class A common stock since December 30, 2011 (in thousands):

Balance as of December 30, 2011	126,483
Shares issued under stock plans, net of shares withheld for taxes	168

Balance as of March 30, 2012	126,651

Note 10—Equity-Based Compensation

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

For options granted, we estimated the fair value of each stock option (“Option”) as of the date of grant with the following assumptions:

	Quarter ended
	March 30, 2012	April 1, 2011
Range of expected volatilities	36.7 – 40.2%	36.9 – 39.0%
Weighted-average volatility	37.4%	37.0%
Range of dividend yields	4.1 – 4.7%	3.1 – 3.9%
Weighted-average dividend yield	4.3%	3.8%
Range of risk-free interest rates	1.0 – 1.5%	1.9 – 2.3%
Weighted-average risk-free interest rate	1.2%	2.2%
Range of expected lives, in years	5.5 – 5.6	5.3 – 5.5
Weighted-average expected life, in years	5.5	5.4

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Quarter ended
	March 30, 2012	April 1, 2011
Options	$2.57	$3.03

Awards	$11.21	$12.50

Aggregate	$5.55	$5.73

Equity-Based Compensation Summary

	Options			Awards	Aggregate Information
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 30, 2011	13,948	$16.21	4.1	3,678
Granted	116	11.22	6.9	61
Exercised(1)	(28)	8.16	2.6	(221)
Canceled	(450)	19.89	0.9	(81)

Outstanding as of March 30, 2012	13,586	$16.06	3.9	3,437	$39.4	$32.1

As of March 30, 2012
Exercisable/vested(1)	7,747	$18.44	2.7	76	$1.5	$—
Unexercisable/unvested	5,839	$12.90	5.5	3,361	$37.9	$32.1
Number vested and expected to ultimately vest	13,250	$16.15	3.9	2,417	$27.9

(1)	Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of March 30, 2012 were 76,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Quarter ended
	March 30, 2012	April 1, 2011
	($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	—	326

Aggregate intrinsic value of stock options exercised	$0.1	$0.7

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the unaudited condensed consolidated statement of operations (in millions):

	Quarter ended
	March 30, 2012	April 1, 2011
By statement of operations line item
Cost of revenue	$0.4	$0.5
Research and development	3.0	4.7
Selling, general and administrative	1.9	1.8
By stock type
Stock options	$2.4	$2.8
Restricted and deferred stock awards	2.6	3.9
Employee stock purchase plan	0.3	0.3

	March 30, 2012	December 30, 2011
Equity-based compensation capitalized in inventory	$0.7	$0.8

Performance-based Grants

	March 30, 2012
	Options	Awards
	(in thousands)
Performance-based units outstanding	889.4	849.4
Maximum shares that could be issued assuming the highest level of performance	1,334.1	1,274.1
Performance-based shares expected to vest	713.7	312.8
Amount to be recognized as compensation cost over the performance period	$1,546.9	$1,669.3

Note 11—(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter ended
	March 30, 2012	April 1, 2011
Numerator:
Net (loss) income to common shareholders	$(3,320)	$14,134

Denominator:
Denominator for basic (loss) earnings per share—weighted-average common shares	126,612	124,778
Effect of Options and Awards	—	230

Denominator for diluted (loss) earnings per share adjusted—weighted-average common shares	126,612	125,008

(Loss) earnings per share:
Basic	$(0.03)	$0.11

Diluted	$(0.03)	$0.11

Anti-dilutive shares not included in the above calculations:
Awards	3,437	1,128

Options	13,586	15,517

Note 12—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits. Our chief executive officer is our chief operating decision-maker.

Note 13—Legal Matters and Indemnifications

Legal Matters—We are currently party to various claims and legal proceedings. In our opinion, no material loss is anticipated from such claims and proceedings.

Indemnifications—We incur indemnification obligations for intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

Note 14—Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”—In June 2011, the FASB issued ASU 2011-05. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and OCI: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of OCI. Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements.

ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Implementation of this statement did not have a material impact on our financial statements.

FASB ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”—In September 2011, the FASB issued ASU 2011-08. ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted. We do not anticipate ASU 2011-08 will have a material impact on our financial statements.

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

Overview

We design, develop, manufacture and market high-performance analog and mixed-signal integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications within the Industrial & Infrastructure, Consumer, and Personal Computing markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Results of Operations

Statement of operations data and percentage of revenue for the periods ($ in millions; % of revenue):

	Quarter ended
	March 30, 2012		April 1, 2011
Revenue	$156.0	100.0%	$198.9	100.0%
Cost of revenue	70.8	45.4%	83.8	42.2%

Gross profit	85.2	54.6%	115.0	57.8%
Operating costs and expenses:
Research and development	44.4	28.4%	49.7	25.0%
Selling, general and administrative	34.2	21.9%	35.0	17.6%
Amortization of purchased intangibles	7.2	4.6%	6.9	3.5%
Restructuring	1.5	1.0%	2.3	1.2%
Acquisition-related costs	—	—%	0.2	0.1%

Operating (loss) income	(2.2)	(1.4)%	20.8	10.5%
Interest income	0.2	0.1%	0.8	0.4%
Interest expense and fees	(2.0)	(1.3)%	(4.5)	(2.3)%
Gain on deferred compensation investments, net	0.7	0.5%	0.2	0.1%

Income (loss) before income taxes	(3.3)	(2.1)%	17.3	8.7%
Income tax expense	—	—%	3.2	1.6%

Net (loss) income	$(3.3)	(2.1)%	$14.1	7.1%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified end market data below in the quarter ended April 1, 2011 to conform to the presentation in the quarter ended March 30, 2012, which we feel better reflects the different characteristics of our end markets. Historical data of revenues in each of these end markets is included with our Current Report on Form 8-K, furnished on April 25, 2012.

Revenue and Gross Profit

Revenue for the quarter ended March 30, 2012 decreased $42.9 million or 21.6% to $156.0 million from $198.9 million during the quarter ended April 1, 2011. The decrease in sales was broad-based in each of our end markets. Sales into the consumer market decreased 28.2% compared to the quarter ended April 1, 2011, while sales into the personal computing market decreased 24.4% and sales into the industrial and infrastructure market decreased 17.5%.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	March 30, 2012		April 1, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$86.9	55.7%	$105.4	53.0%
Personal Computing	39.4	25.2%	52.1	26.2%
Consumer	29.7	19.1%	41.4	20.8%

Total	$156.0	100.0%	$198.9	100.0%

In aggregate, a 21.2% decrease in unit shipments decreased net revenue from first quarter of 2011 levels by $42.2 million and average selling prices (“ASPs”) decreased 0.4%, decreasing revenues by $0.7 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Geographically, year-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Quarter ended
	March 30, 2012		April 1, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$121.4	77.8%	$152.7	76.8%
North America	22.8	14.6%	28.3	14.2%
Europe and other	11.8	7.6%	17.9	9.0%

Total	$156.0	100.0%	$198.9	100.0%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Germany, Japan, Taiwan, Singapore, Thailand, Mexico, and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 57.1% of revenue, followed by the United States (13.9%) and South Korea (8.2%) during the quarter ended March 30, 2012. Two distributors that support a wide range of customers around the world accounted for 14.8% and 13.1% of our revenues in the quarter ended March 30, 2012. Two original design manufacturers accounted for 8.8% and 7.8% of our revenues for the quarter ended March 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended March 30, 2012, gross profit decreased $29.9 million or 26.0% to $85.2 million from $115.0 million during the quarter ended April 1, 2011. As a percentage of sales, gross margin was 54.6% during the quarter ended March 30, 2012 compared to 57.8% during the quarter ended April 1, 2011. The decrease in gross margin was primarily due to lower internal utilization and product sales mix changes at the product family level. Generally, our personal computing and consumer products have lower gross margins than our industrial and infrastructure products. We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. However, recent declines in sales have affected our internal utilization, exerting downward pressure on margins.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

R&D expenses decreased $5.3 million or 10.7% to $44.4 million during the quarter ended March 30, 2012 from $49.7 million during the quarter ended April 1, 2011. We reduced our R&D spending primarily through reduced incentive accruals and cost reduction initiatives to optimize and integrate acquired organizations.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A costs decreased by $0.8 million or 2.2% to $34.2 million during the quarter ended March 30, 2012 from $35.0 million during the quarter ended April 1, 2011. The decrease was driven primarily by reduced sales commissions, compensation expense and incentives as we implemented cost saving initiatives and reduced incentive accruals, offset by a slight increase in legal and other professional fees.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.3 million or 5.0% to $7.2 million in the quarter ended March 30, 2012 from $6.9 million in the quarter ended April 1, 2011. The increase related to additional amortization on in-process research and development projects acquired from Techwell, Inc. and completed during the quarter ended March 30, 2012.

Restructuring

Restructuring costs were $1.5 million in the quarter ended March 30, 2012 and $2.3 million in the quarter ended April 1, 2011. The restructurings were part of our ongoing efforts to optimize operations and conclude the integrations of acquired organizations.

Other Income and Expenses

Interest Income

Interest income decreased to $0.2 million during the quarter ended March 30, 2012 from $0.8 million during the quarter ended April 1, 2011. The decrease was due primarily to the sale of our remaining auction rate securities in the fourth quarter of 2011.

Interest Expense and Fees

Interest expense and fees decreased to $2.0 million during the quarter ended March 30, 2012 from $4.5 million during the quarter ended April 1, 2011. The decrease was due to the replacement of our previous long-term debt agreement with a new revolving loan facility with a lower interest rate and repayments of our debt.

Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.6 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended March 30, 2012, we recorded a gain of $0.7 million on deferred compensation investments and an increase in compensation expense of $0.8 million.

Income Tax (Benefit) Expense

We recorded a minimal income tax benefit for the quarter ended March 30, 2012 compared with $3.2 million of tax expense or 18.3% of income before taxes for the quarter ended April 1, 2011. The quarter ended March 30, 2012 included a $1.2 million income tax benefit offset by a discrete tax charge related to interest on unrecognized tax benefits of $1.2 million. The effective tax rate for the quarter ended March 30, 2012 excludes the benefit of the research and development tax credit, which expired in 2011.

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

Backlog

Our sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current customer request date (“CRD”) for standard products and ninety days prior to the CRD for semi-custom and custom products. Backlog is influenced by several factors, including end market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can decline faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions.

Our six-month backlog was $142.5 million as of March 30, 2012 compared to $134.8 million as of December 30, 2011 and $178.2 million as of April 1, 2011. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our first quarter 2012 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on April 25, 2012, we announced anticipated revenues for the second quarter of 2012 to be in the range of $162 million to $170 million. Based on this outlook, we stated that we expect second quarter 2012 earnings per diluted share to be between $(0.02) and $0.01.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2011. As of March 30, 2012, we had $21.8 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources necessary to meet business requirements for the next 12 months, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential future acquisitions or strategic investments. As of March 30, 2012, our total shareholders’ equity was $1,066.9 million and we had $389.7 million in cash and cash equivalents. We had $4.8 million in long-term investments, primarily bank time deposits, as of March 30, 2012. In addition, as of March 30, 2012, we had $175.0 million in long-term debt outstanding (see Note 8 in the accompanying consolidated financial statements).

As of March 30, 2012, approximately $317.7 million of our cash and cash equivalents, short-term investments and long-term investments was held by our foreign subsidiaries. This amount would be subject to federal and state taxation at approximately 37.5% upon repatriation, net of any foreign tax credits that might be available. We currently do not intend nor foresee a need to repatriate these funds. As of March 30, 2012, all of our long-term investments were held by our foreign subsidiaries and were all denominated in U.S. dollars.

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

Our primary sources and uses of cash during the quarters ended March 30, 2012 and April 1, 2011 were as follows (in millions):

	Quarter ended
	March 30, 2012	April 1, 2011
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$21.9	$31.0
Cash flow from exercise of stock options and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	(0.6)	2.6

	21.3	33.6

Uses of Cash
Capital expenditures, net of sale proceeds	(1.5)	(1.7)
Repayments of debt	(25.0)	(20.3)
Dividends paid	(15.4)	(15.2)
Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	26.6	10.9

Net increase in cash and cash equivalents	$6.0	$7.3

For the quarter ended March 30, 2012, our operational cash flows were $21.9 million compared to $31.0 million in the quarter ended April 1, 2011. This decrease of $9.1 million was primarily due to lower operating income and changes in working capital. We repaid $25.0 million of our long-term debt. We used approximately $1.5 million for capital expenditures and $15.4 million to pay shareholder dividends. Investment balances decreased by $26.6 million in the quarter ended March 30, 2012, primarily due to the maturity of short term investments. The resulting increase in cash was $6.0 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $4.9 million or 7.6% to $60.0 million as of March 30, 2012 from $64.9 million as of December 30, 2011. This decrease primarily reflects the decrease in sales and increased reserves related to changes in distributor agreements.

Our net inventories decreased by $7.7 million or 7.9% to $90.2 million as of March 30, 2012 from $97.9 million as of December 30, 2011. Inventories decreased from year end as a result of decreased production. While we maintain stock of certain high volume products to ensure our lead times remain within customer expectations, we lowered overall inventory balances in response to decreased backlog and sales volumes.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $1.5 million for the quarter ended March 30, 2012 and $1.7 million for the quarter ended April 1, 2011. Capital expenditures have been focused primarily on the expansion of test capacity to support continuing unit volume growth, electronic equipment mostly for R&D, and IT related equipment. We anticipate capital expenditures will remain at current levels in the near term.

Cash flow from exercises and vesting of stock awards and our Employee Stock Purchase Plan (“ESPP”)

Cash flow from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and sales under our ESPP) was a net payment of $0.6 million in the quarter ended March 30, 2012, compared to $2.6 million received in the quarter ended April 1, 2011. The quarter ended April 1, 2011 included our semi-annual sale of ESPP stock. The first semi-annual sale of ESPP stock will occur in the second quarter of 2012.

We have changed the mix of new share-based incentive grants to a larger proportion of Awards than Options. Awards do not yield cash proceeds from an exercise event as do Options, but may result in tax payments on shares withheld. Additionally, exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees. The recent decline in stock price has resulted in many of our options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from stock plans is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock

In February 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend was paid on February 24, 2012 to shareholders of record as of the close of business on February 14, 2012. In April 2012, our Board of Directors also declared a dividend of $0.12 per share, to be paid on May 25, 2012 to shareholders of record as of the close of business on May 15, 2012.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investments are primarily held in money market funds and bank time deposits.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 30, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of March 30, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended March 30, 2012, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K, filed with the SEC on February 24, 2012, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed February 24, 2012).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

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

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Balance Sheets, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, (iv) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Date: May 3, 2012