Form 10-Q
period 2012-06-29
INTERSIL CORP/DE
filed 2012-08-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 27, 2012:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	127,588,108

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	($ in thousands, except share data)
Revenue	$162,993	$209,061	$319,004	$407,936
Cost of revenue	74,187	87,293	145,011	171,126

Gross profit	88,806	121,768	173,993	236,810

Operating costs and expenses:
Research and development	46,213	47,778	90,596	97,488
Selling, general and administrative	36,373	36,235	70,614	71,249
Amortization of purchased intangibles	7,217	6,735	14,433	13,608
Restructuring and related costs	8,253	55	9,794	2,400
Acquisition-related costs	—	10	—	273

Operating (loss) income	(9,250)	30,955	(11,444)	51,792
Interest income	123	676	312	1,479
Interest expense and fees	(1,788)	(4,173)	(3,836)	(8,716)
(Loss) gain on deferred compensation investments, net	(496)	(38)	226	170

(Loss) income before income taxes	(11,411)	27,420	(14,742)	44,725
Income tax expense	3,081	5,662	3,070	8,833

Net (loss) income	$(14,492)	$21,758	$(17,812)	$35,892

(Loss) earnings per share:
Basic	$(0.11)	$0.17	$(0.14)	$0.29

Diluted	$(0.11)	$0.17	$(0.14)	$0.29

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Weighted average common shares outstanding (in millions):
Basic	127.5	125.7	127.1	125.6

Diluted	127.5	126.0	127.1	125.9

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Net (loss) income	$(14,492)	$21,758	$(17,812)	$35,892
Unrealized (loss) gain on available-for-sale investments	—	(531)	—	3,143
Tax effect	—	125	—	(739)
Unrealized losses on interest rate swaps	(1,949)	(969)	(2,176)	(817)
Tax effect	731	363	816	307
Realized losses on interest rate swaps, reclassified to net loss	239	—	478	—
Tax effect	(90)	—	(179)	—
Currency translation adjustments	(403)	427	(59)	829

Comprehensive (loss) income	$(15,964)	$21,173	$(18,932)	$38,615

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2012	December 30, 2011
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$314,053	$383,693
Short-term investments	2,002	26,501
Trade receivables, net of allowances ($15,106 as of June 29, 2012 and $14,640 as of December 30, 2011)	62,855	64,874
Inventories	85,451	97,889
Prepaid expenses and other current assets	14,024	16,140
Income taxes receivable	10,903	—
Deferred income tax asset	20,383	47,031

Total Current Assets	509,671	636,128

Non-current Assets:
Property, plant and equipment, net of accumulated depreciation ($219,976 as of June 29, 2012 and $221,984 as of December 30, 2011)	86,136	91,038
Purchased intangibles, net of accumulated amortization ($68,803 as of June 29, 2012 and $67,260 as of December 30, 2011)	97,750	112,183
Goodwill	565,424	565,424
Deferred income tax asset	89,256	73,798
Long-term investments	2,750	4,752
Other	82,384	85,900

Total Non-current Assets	923,700	933,095

Total Assets	$1,433,371	$1,569,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$30,564	$27,883
Accrued compensation	37,001	41,420
Deferred net revenue	7,500	8,585
Other accrued expenses	29,692	25,444
Non-income taxes payable	2,209	2,178
Income taxes payable	—	60,575

Total Current Liabilities	106,966	166,085

Non-current Liabilities:
Long-term debt	150,000	200,000
Income taxes payable	105,254	93,769
Other non-current liabilities	24,911	28,681

Total Non-current Liabilities	280,165	322,450

Shareholders’ Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $.01 par value, voting; 600 million shares authorized; 127,558,713 shares issued and outstanding as of June 29, 2012 and 126,483,088 shares issued and outstanding as of December 30, 2011	1,276	1,265
Additional paid-in capital	1,695,178	1,710,705
Accumulated deficit	(649,953)	(632,141)
Accumulated other comprehensive (loss) income	(261)	859

Total Shareholders’ Equity	1,046,240	1,080,688

Total Liabilities and Shareholders’ Equity	$1,433,371	$1,569,223

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	June 29, 2012	July 1, 2011
	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(17,812)	$35,892
Depreciation and amortization	24,191	24,759
Provisions for inventory obsolescence	3,113	4,280
Equity-based compensation	13,989	16,335
Tax effect of equity-based awards	—	188
Excess tax benefit received on exercise of equity-based awards	(17)	(297)
Loss (gain) on disposal of property and equipment	32	(30)
Deferred income taxes	11,828	4,069
Changes in operating assets and liabilities:
Trade receivables	2,019	1,031
Inventories	9,325	(2,238)
Prepaid expenses and other current assets	2,541	(438)
Trade payables and accrued liabilities	22	(213)
Income taxes	(59,993)	1,901
Other, net	534	(5,095)

Net cash flows from operating activities	(10,228)	80,144

INVESTING ACTIVITIES
Proceeds from short-term investments	26,500	—
Proceeds from long-term investments	—	10,110
Purchases of long-term investments	—	(2,500)
Purchases of short-term investments	—	(26,529)
Proceeds from property, plant and equipment	55	30
Purchases of property, plant and equipment	(4,671)	(5,296)

Net cash flows from investing activities	21,884	(24,185)

FINANCING ACTIVITIES
Proceeds from equity-based awards	1,052	1,014
Excess tax benefit received on exercise of equity-based awards	17	297
Repayments of long-term debt	(50,000)	(20,305)
Fees on revolver line	(425)	—
Dividends paid	(31,420)	(30,883)

Net cash flows from financing activities	(80,776)	(49,877)
Effect of exchange rates on cash and cash equivalents	(520)	1,280

Net change in cash and cash equivalents	(69,640)	7,362
Cash and cash equivalents as of the beginning of the period	383,693	383,016

Cash and cash equivalents as of the end of the period	$314,053	$390,378

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil”) designs, develops, manufactures and markets high-performance analog, mixed-signal and power integrated circuits (“ICs”) for applications in the global Industrial & Infrastructure, Consumer, and Personal Computing electronics markets.

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

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in the second quarter of our fiscal year 2013. Quarterly or annual periods vary from exact calendar quarters or years.

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

Note 2—Investments

We classify bank time deposits as available for sale (“AFS”) and record them at fair value.

Our investments are classified as follows:

	As of June 29, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
Bank time deposits (AFS)	$2.0	$—	$—	$2.0	<1

Long-term Investments
Bank time deposits (AFS)	$2.8	$—	$—	$2.8	1-2

	As of December 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)
	(in millions)
Short-term Investments
Bank time deposits (AFS)	$26.5	$—	$—	$26.5	<1

Long-term Investments
Bank time deposits (AFS)	$4.8	$—	$—	$4.8	1-2

There were no recognized gains or losses on investments included in the statement of operations during the two quarters ended June 29, 2012 or July 1, 2011.

Trading Investments

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in millions)		(in millions)
By consolidated statement of operations line item
(Loss) gain on deferred compensation investments, net	$(0.5)	$—	$0.2	$0.2

Selling, general and administrative (benefit) expense	$(0.5)	$0.1	$0.3	$0.4

	June 29, 2012	December 30, 2011
	(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$11.0	$11.2

Deferred compensation liability	$11.9	$12.0

Note 3—Fair Value Measurements

We use the following methods and assumptions to estimate the fair value of each class of financial instruments:

•

Due to their short duration, the carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities provide a reasonable estimate of fair value.

•

Borrowings under our revolving credit facility as of June 29, 2012 and December 30, 2011 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of these borrowings provides a reasonable estimate of fair value.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of June 29, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$2.0	$—	$2.0
Prepaid expenses and other current assets:
Foreign exchange options	0.6	—	0.6
Long-term investments:
Bank time deposits	2.8	—	2.8
Other non-current assets:
Deferred compensation investments	11.0	1.0	10.0

Total assets measured at fair value	$16.4	$1.0	$15.4

Liabilities
Other accrued expenses:
Interest rate swap	$2.7	$—	$2.7

	Fair value as of December 30, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$26.5	$—	$26.5
Prepaid expenses and other current assets:
Foreign exchange options	1.1	—	1.1
Long-term investments:
Bank time deposits	4.8	—	4.8
Other non-current assets:
Deferred compensation investments	11.2	1.4	9.8

Total assets measured at fair value	$43.6	$1.4	$42.2

Liabilities
Other accrued expenses:
Interest rate swap	$0.6	$—	$0.6

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. There were no transfers into or out of Level 1 or Level 2 financial assets and liabilities during two quarters ended June 29, 2012 and July 1, 2011.

Note 4—Derivative Instruments and Hedging Activities

The fair value of our hedging instruments in the consolidated balance sheets was as follows (in millions):

		Fair value as of
	Balance sheet location	June 29, 2012	December 30, 2011
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$0.6	$1.1

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$2.7	$0.6

The table below describes total open foreign exchange contracts as of June 29, 2012 and December 30, 2011 (all are options to sell foreign currencies):

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
	(€ and $ in millions)
June 29, 2012	€13.0	$16.5	1 – 6 months
December 30, 2011	€15.0	$20.2	1 – 6 months

Interest Rate Exposure Management—In connection with the extinguishment of our previous debt facility (see Note 9), we terminated our prior interest rate hedge transaction and settled the interest rate swap agreement in 2011 for $3.2 million. The unrealized portion of the loss continues to be reported in accumulated other comprehensive income (“OCI”) unless it becomes probable that the original forecasted transaction will not occur within the original specified hedge period. As of June 29, 2012, we have a loss of $1.5 million, net of tax, remaining in accumulated OCI. We will amortize this loss from accumulated OCI into earnings commensurate with the originally forecasted cash flows. The loss in OCI will be fully reclassified into earnings by the fourth quarter of 2013, the original maturity date of the terminated interest rate swap agreement.

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

As of June 29, 2012, we expect $0.9 million of losses associated with our cash flow hedges, net of tax, to be reclassified from accumulated OCI into earnings within the next twelve months.

Note 5—Inventories

Inventories are summarized below (in millions):

	June 29, 2012	December 30, 2011
Finished products	$33.6	$34.6
Work in process	48.2	58.6
Raw materials	3.7	4.7

Total inventories	$85.5	$97.9

Note 6—Goodwill and Purchased Intangibles

Goodwill—The following table summarizes changes in the net goodwill balance for our one reportable segment (in millions):

June 29, 2012
Gross goodwill balance as of beginning of period	$1,720.1
Accumulated impairment charge (recorded in 2008)	(1,154.7)

Net goodwill balance as of beginning of period	565.4
Adjustments to goodwill	—

Goodwill balance as of end of period	$565.4

We performed our annual test of impairment as of October 1, 2011, the first day of our fourth quarter of 2011, and determined the fair value of the reporting units was in excess of the carrying value. We will perform our next annual test of impairment in the fourth quarter of 2012. If we experience significant declines in our stock price, market capitalization or future expected cash flows, significant adverse changes in the business climate or slower growth rates, we may need to perform additional impairment analysis of our goodwill in future periods prior to our annual test in the fourth quarter. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in impairment charges.

Purchased Intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of three to eleven years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	June 29, 2012		December 30, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in millions)
Definite-lived: developed technologies	$113.6	$48.3	$125.9	$51.3
Definite-lived: other	53.0	20.5	53.6	16.0

Total	$166.6	$68.8	$179.5	$67.3

We recorded amortization expense as follows (in millions):

	Quarter ended		Two quarters ended
By statement of operations line item	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Amortization of purchased intangibles	$7.2	$6.7	$14.4	$13.6

Expected amortization expense remaining by year to the end of the current amortization schedule is the following (in millions):

To be recognized in:
Fiscal year 2012	$13.8
Fiscal year 2013	25.6
Fiscal year 2014	23.8
Fiscal year 2015	16.8
Fiscal year 2016	9.0
Thereafter	8.8

Total expected amortization expense	$97.8

There were no events that would trigger an impairment test of purchased intangibles during the periods presented herein.

Note 7—Restructuring

During 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. We recorded expenses of approximately $9.8 million for severance, lease exit, legal and professional costs during the two quarters ended June 29, 2012. All current restructuring plans will be completed by the fourth quarter of 2012. No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in other accrued expenses (in millions).

Liability balance as of December 30, 2011	$1.3
Costs incurred
Severance costs	9.0
Lease exit costs	0.8
Severance payments	(7.8)

Liability balance as of June 29, 2012	$3.3

Note 8—Income Taxes

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in millions):

Beginning balance (includes $12.0 million of interest and penalties as of December 30, 2011)	$154.4
Increases related to prior year tax positions	12.2
Decreases related to settlements with tax authorities	(57.6)

Ending balance (includes $7.6 million of interest and penalties as of June 29, 2012)	$109.0

During the second quarter of 2012, we reached a settlement with the IRS Appeals Office on all items under protest for the 2005-2007 tax years. The settlement consisted of a cash payment in the amount of $46.6 million and tax asset utilization of $11.0 million. Under the terms of the settlement, we made an election which allows for cash repatriation of $162.3 million based on transfer pricing and other adjustments agreed upon with the IRS. The $12.2 million increase in UTBs related to prior year positions primarily related to this election.

We continue to be under IRS examination related to tax years 2008 and 2009. As the final resolution of the examination process remains uncertain for those years, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $3.7 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007.

Note 9—Long-Term Debt

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

	June 29, 2012	December 30, 2011
	($ in millions)
Outstanding balance
Revolving credit facility	$150.0	$200.0

Actual interest rate in effect	2.49%	2.52%

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	($ in millions)
Cash paid for interest	$0.9	$3.4	$2.1	$7.0

Weighted-average interest rate (pre-tax)	2.24%	4.75%	2.37%	4.75%

The aggregate annual principle payments of long-term debt remaining as of June 29, 2012 are presented in the following table (in millions):

Fiscal years 2012-2015	$—
Fiscal year 2016	150.0

Total debt outstanding	$150.0

During the quarter ended June 29, 2012, we obtained an amendment to the Facility which revised the requirements of certain debt covenants (See Exhibit 10). We incurred fees related to the amendment of approximately $0.4 million, which have been capitalized as part of the debt issuance costs.

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.6 million as of June 29, 2012 and December 30, 2011. The standby letters of credit are secured by $2.8 million of long-term bank time deposits.

Note 10—Shareholders’ Equity

Dividends—In April 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.3 million on May 25, 2012 to shareholders of record as of the close of business on May 15, 2012. In July 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 24, 2012 to shareholders of record as of the close of business on August 14, 2012.

Class A Common Stock—Share activity for Class A common stock since December 30, 2011 (in thousands):

Balance as of December 30, 2011	126,483
Shares issued under stock plans, net of shares withheld for taxes	1,076

Balance as of June 29, 2012	127,559

Note 11—Equity-Based Compensation

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

For options granted, we estimated the fair value of each stock option (“Option”) as of the date of grant with the following assumptions:

	Two quarters ended
	June 29, 2012	July 1, 2011
Range of expected volatilities	37.5 – 41.5%	34.4 – 39.0%
Weighted-average volatility	39.4%	37.0%
Range of dividend yields	4.1 – 4.7%	3.1 – 3.9%
Weighted-average dividend yield	4.3%	3.8%
Range of risk-free interest rates	0.6 – 1.0%	1.6 – 2.3%
Weighted-average risk-free interest rate	0.9%	2.2%
Range of expected lives, in years	3.6 – 5.1	5.0 – 5.6
Weighted-average expected live, in years	5.0	5.3

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Two quarters ended
	June 29, 2012	July 1, 2011
Options	$2.81	$2.85

Awards	$10.39	$11.05

Aggregate	$6.52	$5.22

Equity-Based Compensation Summary

	Options			Awards	Aggregate Information
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Lives	Shares	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation Cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 30, 2011	13,948	$16.21	4.1	3,678
Granted (1)	1,933	11.19	6.8	1,850
Exercised(2)	(49)	7.25	2.0	(916)
Canceled	(1,623)	18.12	1.9	(752)

Outstanding as of June 29, 2012	14,209	$15.34	4.0	3,860	$41.7	$39.5

As of June 29, 2012
Exercisable/vested(2)	7,958	$17.67	2.7	63	$1.1	$—
Unexercisable/unvested	6,251	$12.36	5.7	3,797	$40.5	$39.5
Number vested and expected to ultimately vest	13,759	$15.46	4.0	6,189	$66.5

(1)	Options granted include 799,465 shares and Awards granted include 347,007 shares issued in fiscal 2012 that have performance and market conditions that have not yet been earned.
(2)	Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of June 29, 2012 were 63,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Two quarters ended
	June 29, 2012	July 1, 2011
	($ in millions, share data in thousands)

Shares issued under the employee stock purchase plan	392	328

Aggregate intrinsic value of stock options exercised	$0.2	$1.3

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the unaudited condensed consolidated statement of operations (in millions):

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
By statement of operations line item
Cost of revenue	$0.5	$0.6	$0.9	$1.1
Research and development	3.7	4.6	6.8	9.3
Selling, general and administrative	4.4	4.1	6.3	5.9
By stock type
Stock options	$2.9	$3.2	$5.4	$6.0
Restricted and deferred stock awards	5.4	5.8	7.9	9.7
Employee stock purchase plan	0.3	0.3	0.7	0.6

	June 29, 2012	December 30, 2011
	(in millions)
Equity-based compensation capitalized in inventory	$0.4	$0.8

Performance-based Grants

As of June 29, 2012, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0—150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

	June 29, 2012
	Options	Awards
	(in thousands)
Performance-based units outstanding	1,688.8	783.0
Maximum shares that could be issued assuming the highest level of performance	2,533.3	1,174.4
Performance-based shares expected to vest	1,332.5	633.5
Amount to be recognized as compensation cost over the performance period	$3,109.4	$3,360.5

Note 12—(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net (loss) income to common shareholders	$(14,492)	$21,758	$(17,812)	$35,892

Denominator:
Denominator for basic (loss) earnings per share—weighted average common shares	127,506	125,713	127,061	125,556
Effect of stock options and awards	—	266	—	366

Denominator for diluted (loss) earnings per share adjusted—weighted average common shares	127,506	125,979	127,061	125,922

(Loss) earnings per share
Basic	$(0.11)	$0.17	$(0.14)	$0.29

Diluted	$(0.11)	$0.17	$(0.14)	$0.29

Anti-dilutive shares not included in the above calculations
Awards	3,860	847	3,860	903

Options	14,209	15,094	14,209	15,094

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

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

Overview

We design, develop, manufacture and market high-performance analog, mixed-signal and power integrated circuits (“ICs”). We believe our product portfolio addresses some of the fastest growing applications within the Industrial & Infrastructure, Consumer, and Personal Computing markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Results of Operations

Statement of operations data and percentage of revenue for the periods (% of revenue):

	Quarter ended		Two quarters ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.5%	41.8%	45.5%	41.9%

Gross profit	54.5%	58.2%	54.5%	58.1%
Operating costs and expenses:
Research and development	28.4%	22.9%	28.4%	23.9%
Selling, general and administrative	22.3%	17.3%	22.1%	17.5%
Amortization of purchased intangibles	4.4%	3.2%	4.5%	3.3%
Restructuring and related costs	5.1%	—	3.1%	0.6%
Acquisition-related costs	—	—	—	0.1%

Operating (loss) income	(5.7)%	14.8%	(3.6)%	12.7%
Interest income	0.1%	0.3%	0.1%	0.4%
Interest expense and fees	(1.1)%	(2.0)%	(1.2)%	(2.1)%
(Loss) gain on deferred compensation investments, net	(0.3)%	—	0.1%	—
(Loss) income before income taxes	(7.0)%	13.1%	(4.6)%	11.0%

Income tax expense	1.9%	2.7%	1.0%	2.2%

Net (loss) income	(8.9)%	10.4%	(5.6)%	8.8%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified end market data below in the quarter(s) ended July 1, 2011 to conform to the presentation in the quarter(s) ended June 29, 2012, which we feel better reflects the different characteristics of our end markets. Historical data of revenues in each of these end markets is included with our Current Report on Form 8-K, furnished on April 25, 2012.

Revenue and Gross Profit

Revenue for the quarter ended June 29, 2012 decreased $46.1 million or 22.0% to $163.0 million from $209.1 million during the quarter ended July 1, 2011. The decrease in sales was broad-based in each of our end markets. Sales into the consumer market decreased 41.7% compared to the quarter ended July 1, 2011, while sales into the personal computing market decreased 23.1% and sales into the industrial and infrastructure market decreased 13.3%.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	June 29, 2012		July 1, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$95.8	58.8%	$110.5	52.8%
Personal Computing	40.0	24.6%	52.1	24.9%
Consumer	27.2	16.6%	46.5	22.3%

Total	$163.0	100.0%	$209.1	100.0%

In aggregate, a 20.8% decrease in unit shipments decreased net revenue from second quarter of 2011 levels by $43.5 million and average selling prices (“ASPs”) decreased 1.6%, decreasing revenues by $2.6 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Revenue for the two quarters ended June 29, 2012 decreased $88.9 million or 21.8% to $319.0 million from $407.9 million during the two quarters ended July 1, 2011. The decrease in sales was broad-based in each of our end markets. Sales into the consumer market decreased 35.3% compared to the two quarters ended July 1, 2011, while sales into the personal computing market decreased 23.7% and sales into the industrial and infrastructure market decreased 15.4%.

Revenues by end market were as follows ($ in millions):

	Two quarters ended
	June 29, 2012		July 1, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$182.7	57.3%	$215.9	52.9%
Personal Computing	79.4	24.9%	104.1	25.5%
Consumer	56.9	17.8%	87.9	21.6%

Total	$319.0	100.0%	$407.9	100.0%

In aggregate, a 21.0% decrease in unit shipments decreased net revenue from year-to-date 2011 levels by $85.7 million and ASP’s decreased 1.0%, decreasing revenues by $3.2 million.

Geographically, year-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Two quarters ended
	June 29, 2012		July 1, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$249.3	78.1%	$315.0	77.2%
North America	47.2	14.8%	58.5	14.3%
Europe and other	22.5	7.1%	34.4	8.5%

Total	$319.0	100%	$407.9	100%

We anticipate that our revenue from Asia/Pacific region customers will continue to grow in percentage terms as that region leads in the manufacture of the finished goods in which our products are used. End market demand for those products is global and therefore dependent on aggregate global economic metrics and conditions such as personal incomes and business activity, and not necessarily on Asian and Pacific Rim regional economic factors.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Germany, Japan, Taiwan, Singapore, Thailand, Malaysia, and Mexico. Sales to customers in China (including Hong Kong) comprised approximately 55.7% of revenue, followed by the United States (14.0%) and South Korea (8.2%) during the two quarters ended June 29, 2012. Two distributors that support a wide range of customers around the world accounted for 14.7% and 13.7% of our revenues in the two quarters ended June 29, 2012. Two original design manufacturers accounted for 8.5% and 7.6% of our revenues for the two quarters ended June 29, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended June 29, 2012, gross profit decreased $33.0 million or 27.1% to $88.8 million from $121.8 million during the quarter ended July 1, 2011. As a percentage of sales, gross margin was 54.5% during the quarter ended June 29, 2012 compared to 58.2% during the quarter ended July 1, 2011. The decrease in gross margin was primarily due to lower internal utilization and product sales mix changes at the product family level.

During the two quarters ended June 29, 2012, gross profit decreased $62.8 million or 26.5% to $174.0 million from $236.8 million during the two quarters ended July 1, 2011. As a percentage of sales, gross margin was 54.5% during the two quarters ended June 29, 2012 compared to 58.1% during the two quarters ended July 1, 2011. The decrease in gross margin was primarily due to lower internal utilization and product sales mix changes at the product family level.

Generally, our personal computing and consumer products have lower gross margins than our industrial and infrastructure products. We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. However, recent declines in sales have affected our internal utilization and therefore our per unit cost, exerting significant downward pressure on margins.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, prototype development, cost of design tools and technology license agreement expenses.

R&D expenses decreased $1.6 million or 3.3% to $46.2 million during the quarter ended June 29, 2012 from $47.8 million during the quarter ended July 1, 2011. We reduced our R&D spending primarily through lower incentive compensation due to lower operating income and cost reduction initiatives.

R&D expenses decreased $6.9 million or 7.1% to $90.6 million during the two quarters ended June 29, 2012 from $97.5 million during the two quarters ended July 1, 2011. We reduced our R&D spending primarily through lower incentive compensation due to lower operating income and cost reduction initiatives.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A costs increased by $0.1 million or 0.4% to $36.4 million during the quarter ended June 29, 2012 from $36.2 million during the quarter ended July 1, 2011. The increase was driven primarily by increased legal and other professional fees, offset by cost reduction initiatives and lower incentive compensation due to lower operating income.

SG&A costs decreased by $0.6 million or 0.9% to $70.6 million during the two quarters ended June 29, 2012 from $71.2 million during the two quarters ended July 1, 2011. The decrease was driven by decreased sales incentives, compensation expense and other incentive compensation offset by increased legal and other professional fees.

Amortization of Purchased Intangible Assets

Amortization of purchased intangible assets increased $0.5 million or 7.2% to $7.2 million in the quarter ended June 29, 2012 from $6.7 million in the quarter ended July 1, 2011. Amortization of purchased intangible assets increased $0.8 million or 6.1% to $14.4 million in the two quarters ended June 29, 2012 from $13.6 million in the two quarters ended July 1, 2011. The increase related to additional amortization on in-process research and development projects acquired from Techwell, Inc. and completed during the quarter ended March 30, 2012.

Restructuring

Restructuring costs were $8.3 million in the quarter ended June 29, 2012 and $0.1 million in the quarter ended July 1, 2011. Restructuring costs were $9.8 million in the two quarters ended June 29, 2012 and $2.4 million in the two quarters ended July 1, 2011. The restructurings were part of our ongoing efforts to optimize operations. It included a workforce reduction of approximately 11% and an ongoing reduction in annual operating expenses of approximately $40.0 million.

Other Income and Expenses

Interest Income

Interest income decreased to $0.1 million during the quarter ended June 29, 2012 from $0.7 million during the quarter ended July 1, 2011. Interest income decreased to $0.3 million during the two quarters ended June 29, 2012 from $1.5 million during the two quarters ended July 1, 2011. The decrease was due primarily to the sale of our remaining auction rate securities in the fourth quarter of 2011.

Interest Expense and Fees

Interest expense and fees decreased to $1.8 million during the quarter ended June 29, 2012 from $4.2 million during the quarter ended July 1, 2011. Interest expense decreased to $3.8 million during the two quarters ended June 29, 2012 from $8.7 million during the two quarters ended July 1, 2011. The decrease was due to the replacement of our previous long-term debt agreement with a new revolving loan facility with a lower interest rate and repayments of our debt.

(Loss) Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.0 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended June 29, 2012, we recorded a loss of $0.5 million on deferred compensation investments and a decrease in compensation expense of $0.5 million. During the two quarters ended June 29, 2012, we recorded a gain on deferred compensation investments of $0.2 million and a $0.3 million increase in compensation expense.

Income Tax Expense

Income tax expense for the quarter ended June 29, 2012 was $3.1 million compared with $5.7 million for the quarter ended July 1, 2011. The quarter ended June 29, 2012 included $8.6 million of income tax benefit offset by an $11.7 million discrete tax charge related to a tax election on transfer pricing in connection with the resolution of the IRS audit of tax years 2005-2007. Excluding discrete items, the effective tax rate for the quarter ended June 29, 2012 was higher than the same quarter last year due to a greater portion of income in higher tax jurisdictions and the expiration of the research and development credit.

Income tax expense for the two quarters ended June 29, 2012 was $3.1 million compared with $8.8 million for the two quarters ended July 1, 2011. The effective tax rate for the two quarters ended June 29, 2012, excluding discrete items, was higher than the prior year due to a greater portion of income in higher tax jurisdictions and the expiration of the research and development credit.

In determining net income, we estimate and exercise judgment in the determination of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

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

Our six-month backlog was $127.4 million as of June 29, 2012 compared to $134.8 million as of December 30, 2011 and $174.8 million as of July 1, 2011. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our second quarter 2012 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on July 25, 2012, we announced anticipated revenues for the third quarter of 2012 to be in the range of $156 million to $163 million. Based on this outlook, we stated that we expect third quarter 2012 earnings per diluted share to be between $0.02 and $0.04.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2011. As of June 29, 2012, we had $24.4 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. As of June 29, 2012, our total shareholders’ equity was $1,046.2 million and we had $314.1 million in cash and cash equivalents. We had $2.0 million in short-term investments and $2.8 million in long-term investments, consisting of bank time deposits, as of June 29, 2012. In addition, as of June 29, 2012, we had $150.0 million in long-term debt outstanding (see Note 9 in the accompanying consolidated financial statements).

As of June 29, 2012, approximately $291.0 million of our cash and cash equivalents and short-term investments was held by our foreign subsidiaries. In connection with the settlement of the IRS audit for tax years 2005-2007, based on the agreed upon transfer pricing adjustments, approximately $162 million of cash in our foreign subsidiaries will be repatriated in our third quarter of 2012 without further taxation. The remaining funds would be subject to federal and state taxation at approximately 37.5% upon repatriation, net of any foreign tax credits that might be available. We currently do not intend nor foresee a need to repatriate any additional funds. As of June 29, 2012, all of our long-term investments were held domestically.

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

Our primary sources and uses of cash during the two quarters ended June 29, 2012 and July 1, 2011 were as follows (in millions):

	Two quarters ended
	June 29, 2012	July 1, 2011
Sources (Uses) of Cash
Existing business performance and activities
Operating activities, including working capital changes	$(10.2)	$80.2
Cash flows from exercise of stock options and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	1.1	1.3

	(9.2)	81.5

Other Uses of Cash
Capital expenditures, net of sale proceeds	(4.6)	(5.3)
Fees on debt amendment	(0.4)	—
Repayments of debt	(50.0)	(20.3)
Dividends paid	(31.4)	(30.9)
Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	26.0	(17.6)

Net (decrease) increase in cash and cash equivalents	$(69.6)	$7.4

For the two quarters ended June 29, 2012, our operational cash flows were negative $10.2 million compared to $80.2 million in the two quarters ended July 1, 2011. This decrease of $90.4 million was primarily due to tax payments of $46.6 million to the IRS for tax years 2005-2007, lower operating income and other changes in working capital. We repaid $50.0 million of our long-term debt. We used approximately $4.6 million for capital expenditures and $31.4 million to pay shareholder dividends. Investment balances decreased by $26.0 million in the two quarters ended June 29, 2012, primarily due to the maturity of short term investments. The resulting decrease in cash was $69.6 million overall.

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

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $2.0 million or 3.1% to $62.9 million as of June 29, 2012 from $64.9 million as of December 30, 2011. This decrease primarily reflects the decrease in sales and increased reserves related to changes in distributor agreements.

Our net inventories decreased by $12.4 million or 12.7% to $85.5 million as of June 29, 2012 from $97.9 million as of December 30, 2011. Inventories decreased from year end as a result of decreased production. While we maintain stock of certain high volume products to ensure our lead times remain within customer expectations, we lowered overall inventory balances in response to decreased backlog and sales volumes.

Capital Expenditures

Capital expenditures, net of sales proceeds, were $4.6 million for the two quarters ended June 29, 2012 and $5.3 million for the two quarters ended July 1, 2011. Capital expenditures have been focused primarily on electronic equipment, mostly for R&D, the expansion of test capacity to support continuing unit volume growth and IT related equipment. We anticipate capital expenditures will remain at current levels in the near term.

Cash flow from exercises and vesting of stock awards and our Employee Stock Purchase Plan (“ESPP”)

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and sales under our ESPP) were $1.1 million in the two quarters ended June 29, 2012, compared to $1.3 million received in the two quarters ended July 1, 2011.

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

Dividends on Common Stock

In April 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.3 million on May 25, 2012 to shareholders of record as of the close of business on May 15, 2012. In July 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on August 24, 2012 to shareholders of record as of the close of business on August 14, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 29, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of June 29, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended June 29, 2012, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012 for a discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K, filed with the SEC on February 24, 2012, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed February 24, 2012).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10	First Amendment to Credit Agreement dated June 20 2012, by and among Intersil, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed or furnished herewith.

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

Date: August 3, 2012