Form 10-Q
period 2012-09-28
INTERSIL CORP/DE
filed 2012-11-02
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 26, 2012:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	126,793,807

INTERSIL CORPORATION

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Condensed Consolidated Statements of Operations for the quarters and three quarters ended September 28, 2012 and September 30, 2011	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and three quarters ended September 28, 2012 and September 30, 2011	4

	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2012 and December 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three quarters ended September 28, 2012 and September 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

SIGNATURES		31

PART I-FINANCIAL INFORMATION

Item 1.            Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

		($ in thousands, except share data)
Revenue	$ 151,406	$ 186,788	$ 470,410	$ 594,724
Cost of revenue	69,502	80,240	214,513	251,366
Gross Profit	81,904	106,548	255,897	343,358

Operating costs and expenses:
Research and development	38,733	45,651	129,329	143,139
Selling, general and administrative	30,191	34,225	100,805	105,747
Amortization of purchased intangibles	7,105	6,528	21,539	20,136
Income from intellectual property agreement	(13,412)	-	(13,412)	-
Restructuring and related costs	44	13	9,838	2,413
Operating income	19,243	20,131	7,798	71,923
Interest income	116	681	428	2,160
Interest expense and fees	(2,016)	(3,789)	(5,852)	(12,504)
Loss on extinguishment of debt	-	(8,399)	-	(8,399)
Gain (loss) on deferred compensation investments, net	654	(1,107)	881	(937)
Income before income taxes	17,997	7,517	3,255	52,243
Income tax expense	16,014	305	19,084	9,138
Net income (loss)	$ 1,983	$ 7,212	$ (15,829)	$ 43,105

Earnings (loss) per share:
Basic	$ 0.02	$ 0.06	$ (0.12)	$ 0.34
Diluted	$ 0.02	$ 0.06	$ (0.12)	$ 0.34

Cash dividends declared per common share	$ 0.12	$ 0.12	$ 0.36	$ 0.36

Weighted average common shares outstanding (in millions):
Basic	127.5	125.9	127.2	125.7
Diluted	127.6	126.0	127.2	126.0

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

		(in thousands)

Net income (loss)	$ 1,983	$ 7,212	$ (15,829)	$ 43,105
Unrealized loss on available-for-sale investments	-	(3,302)	-	(159)
Tax effect	-	776	-	37
Unrealized loss on interest rate swaps	(896)	(412)	(3,073)	(1,229)
Tax effect	336	154	1,152	461
Realized losses on interest rate swaps, reclassified to net income (loss)	239	-	717	-
Tax effect	(90)	-	(269)	-
Currency translation adjustments	543	(361)	484	468
Comprehensive income (loss)	$ 2,115	$ 4,067	$ (16,818)	$ 42,683

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2012	December 30, 2011

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 317,110	$ 383,693
Short-term investments	4,751	26,501
Trade receivables, net of allowances ($15,115 as of September 28, 2012 and $14,640 as of December 30, 2011)	63,077	64,874
Inventories	81,623	97,889
Prepaid expenses and other current assets	15,236	16,140
Income taxes receivable	413	-
Deferred income tax assets	21,713	47,031
Total Current Assets	503,923	636,128
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($223,770 as of September 28, 2012 and $221,984 as of December 30, 2011)	81,810	91,038
Purchased intangibles, net of accumulated amortization ($75,908 as of September 28, 2012 and $67,260 as of December 30, 2011)	90,644	112,183
Goodwill	565,424	565,424
Long-term investments	-	4,752
Deferred income tax assets	89,668	73,798
Other	82,714	85,900
Total Non-current Assets	910,260	933,095
Total Assets	$ 1,414,183	$ 1,569,223
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 25,542	$ 27,883
Accrued compensation	34,821	41,420
Deferred net revenue	9,016	8,585
Other accrued expenses	28,310	25,444
Non-income taxes payable	2,350	2,178
Income taxes payable	-	60,575
Total Current Liabilities	100,039	166,085
Non-current liabilities:
Long-term debt	150,000	200,000
Income taxes payable	106,413	93,769
Other non-current liabilities	23,028	28,681
Total Non-current Liabilities	279,441	322,450
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 127,380,074 shares issued and outstanding as of September 28, 2012 and 126,483,088 shares issued and outstanding as of December 30, 2011	1,274	1,265
Additional paid-in capital	1,681,529	1,710,705
Accumulated deficit	(647,970)	(632,141)
Accumulated other comprehensive (loss) income	(130)	859
Total Shareholders' Equity	1,034,703	1,080,688
Total Liabilities and Shareholders' Equity	$ 1,414,183	$ 1,569,223

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters ended
	September 28, 2012	September 30, 2011

	(in thousands)
Operating Activities
Net (loss) income	$ (15,829)	$ 43,105
Depreciation and amortization	36,128	37,134
Provisions for inventory obsolescence	5,351	5,705
Equity-based compensation	19,289	23,404
Tax effect of equity-based awards	-	188
Excess tax benefit received on exercise of equity-based awards	(2)	(305)
Gain on disposal of property and equipment	(95)	(28)
Settlement of interest rate swap	-	(2,965)
Loss on extinguishment of debt	-	8,399
Deferred income taxes	10,331	4,069
Changes in operating assets and liabilities:
Trade receivables	1,797	20,249
Inventories	10,915	(7,200)
Prepaid expenses and other current assets	1,759	3,795
Trade payables and accrued liabilities	(8,127)	(14,810)
Income taxes	(48,344)	(643)
Other, net	(776)	(11,646)
Net cash flows from operating activities	12,397	108,451

Investing Activities
Proceeds from short-term investments	26,500	-
Purchases of short-term investments	-	(26,529)
Proceeds from long-term investments	-	10,110
Purchases of long-term investments	-	(7,253)
Proceeds from sales of property, plant and equipment	180	36
Purchase of property, plant and equipment	(5,665)	(8,770)
Net cash flows from investing activities	21,015	(32,406)

Financing Activities
Proceeds from exercise of equity-based awards	4,086	3,970
Excess tax benefit received from exercise of equity-based awards	2	305
Proceeds from long-term debt	-	278,195
Repayments of long-term debt	(50,000)	(298,500)
Payment of credit facility fees	(856)	(3,167)
Dividends paid	(46,818)	(46,163)
Repurchase of common stock	(6,398)	-
Net cash flows from financing activities	(99,984)	(65,360)
Effect of exchange rates on cash and cash equivalents	(11)	623
Net change in cash and cash equivalents	(66,583)	11,308
Cash and cash equivalents at the beginning of the period	383,693	383,016
Cash and cash equivalents at the end of the period	$ 317,110	$ 394,324

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

Note 2—Investments

We classify bank time deposits as available for sale (“AFS”) and record them at fair value.

Our investments are classified as follows:

As of September 28, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)

(in millions)
Short-term Investments
Bank time deposits (AFS)	$ 4.8	$ -	$ -	$ 4.8	<1

As of December 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)

(in millions)
Short-term Investments
Bank time deposits (AFS)	$ 26.5	$ -	$ -	$ 26.5	<1
Long-term Investments
Bank time deposits (AFS)	$ 4.8	$ -	$ -	$ 4.8	1-2

There were no recognized gains or losses on investments included in the statement of operations during the three quarters ended September 28, 2012 or September 30, 2011.

Trading Investments

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

By consolidated statement of operations line item	(in millions)
Gain (loss) on deferred compensation investments, net	$ 0.7	$ (1.1)	$ 0.9	$ (0.9)
Selling, general and administrative expense (benefit)	$ 0.7	$ (1.0)	$ 1.0	$ (0.6)

	September 28, 2012	December 30, 2011

(in millions)
Balance sheet impact
Deferred compensation assets (trading)	$ 11.7	$ 11.2
Deferred compensation liability	$ 12.6	$ 12.0

Note 3—Fair Value Measurements

We use the following methods and assumptions to estimate the fair value of each class of financial instruments:

▪

Due to their short duration, the carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities provide a reasonable estimate of fair value.

▪

Borrowings under our revolving credit facility as of September 28, 2012 and December 30, 2011 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of these borrowings provides a reasonable estimate of fair value.

We determine fair value on the following assets and liabilities using these input levels (in millions):

	Fair value as of September 28, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4.8	$ -	$ 4.8
Prepaid expenses and other current assets:
Foreign exchange options	0.1	-	0.1
Other non-current assets:
Deferred compensation investments	11.7	1.0	10.7
Total assets measured at fair value	$ 16.6	$ 1.0	$ 15.6

Liabilities
Other accrued expenses:
Interest rate swap	$ 3.6	$ -	$ 3.6

	Fair value as of December 30, 2011 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 26.5	$ -	$ 26.5
Prepaid expenses and other current assets:
Foreign exchange options	1.1	-	1.1
Long-term investments:
Bank time deposits	4.8	-	4.8
Other non-current assets:
Deferred compensation investments	11.2	1.4	9.8
Total assets measured at fair value	$ 43.6	$ 1.4	$ 42.2

Liabilities
Other accrued expenses:
Interest rate swap	$ 0.6	$ -	$ 0.6

For actively traded securities, bank time deposits, foreign exchange contracts and interest rate swaps, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities. There were no transfers into or out of Level 1 or Level 2 financial assets and liabilities during the three quarters ended September 28, 2012 and September 30, 2011.

Note 4—Derivative Instruments and Hedging Activities

The fair value of our hedging instruments in the consolidated balance sheets was as follows (in millions):

Fair value as of
	Balance sheet location	September 28, 2012	December 30, 2011
Derivatives Not Designated as Hedging Instruments
Asset Derivatives
Foreign exchange options	Prepaid expenses and other current assets	$ 0.1	$ 1.1

Derivatives Designated as Hedging Instruments
Liability Derivatives
Interest rate swap agreements	Other accrued expenses	$ 3.6	$ 0.6

The table below describes  total open foreign exchange contracts as of September 28, 2012 and December 30, 2011 (all are options to sell foreign currencies):

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
(€ and $ in millions)
September 28, 2012	€ 12.0	$ 14.9	1 – 6 months
December 30, 2011	€ 15.0	$ 20.2	1 – 6 months

Interest Rate Exposure Management—In connection with the extinguishment of our previous debt facility (see Note 9), we terminated our prior interest rate hedge transaction and settled the interest rate swap agreement in 2011 for $3.2 million. The unrealized portion of the loss continues to be reported in accumulated other comprehensive income (“OCI”) unless it becomes probable that the original forecasted transaction will not occur within the original specified hedge period. As of September 28, 2012, we have a loss of $1.4 million, net of tax, remaining in accumulated OCI. We will amortize this loss from accumulated OCI into earnings commensurate with the originally forecasted cash flows. The loss in OCI will be fully reclassified into earnings by the fourth quarter of 2013, the original maturity date of the terminated interest rate swap agreement.

As of September 28, 2012,  we expect $1.1 million of losses associated with our cash flow hedges, net of tax, to be reclassified from accumulated OCI into earnings within the next twelve months.

During the third quarter of 2011, we entered into certain interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the one-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the interest rate swaps, we have effectively converted  $150.0 million of the balance on our revolving credit facility from a variable rate to a fixed rate through August 8, 2016.

Note 5—Inventories

Inventories are summarized below (in millions):

	As of September 28, 2012	As of December 30, 2011
Finished products	$ 28.8	$ 34.6
Work in process	49.8	58.6
Raw materials	3.0	4.7
Total inventories	$ 81.6	$ 97.9

Note 6—Goodwill and Purchased Intangibles

Goodwill—The following table summarizes changes in the goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 30, 2011	$ 1,720.1
Accumulated impairment charge (recorded in 2008)	(1,154.7)
Net goodwill balance as of December 30, 2011	565.4
Adjustments to goodwill	-
Goodwill balance as of September 28, 2012	$ 565.4

We performed our annual test of impairment as of October 1, 2011, the first day of our fourth quarter of 2011, and determined at that date that the fair value of the reporting units was in excess of the carrying value as of that date.

We will perform our next annual test of impairment in the fourth quarter of 2012. We have experienced declines in our stock price, market capitalization, future expected cash flows, significant adverse changes in the business climate and continuing slower growth rates.  As such, we may need to record an impairment charge against our goodwill in the fourth quarter based on our analysis.

Purchased Intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of three to eleven years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of six years.

	As of September 28, 2012		As of December 30, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

(in millions)
Definite-lived: developed technologies	$ 113.5	$ 52.9	$ 125.9	$ 51.3
Definite-lived: other	53.0	23.0	53.6	16.0
Total	$ 166.5	$ 75.9	$ 179.5	$ 67.3

Expected amortization expense remaining by year to the end of the current amortization schedule is as follows (in millions):

To be recognized in:
Fiscal year 2012	$ 6.7
Fiscal year 2013	25.6
Fiscal year 2014	23.8
Fiscal year 2015	16.8
Fiscal year 2016	9.0
Thereafter	8.7
Total expected amortization expense	$ 90.6

There were no events that would trigger an impairment test of purchased intangibles during the periods presented herein.

Note 7—Restructuring

During 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. We recorded expenses of approximately $9.8 million for severance, lease exit, legal and professional costs during the three quarters ended September 28, 2012. All current restructuring plans will be completed by the end of the fourth quarter of 2012. No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in other accrued expenses (in millions):

Liability balance as of December 30, 2011	$ 1.3
Costs incurred
Severance costs	9.0
Lease exit costs	0.8
Severance payments	(9.6)
Lease exit payments	(0.1)
Liability balance as of September 28, 2012	$ 1.4

Note 8—Income Taxes

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in millions):

Beginning balance (includes $12.0 million of interest and penalties as of December 30, 2011)	$ 154.4
Increases related to prior year tax positions	15.7
Decreases related to settlements with tax authorities	(61.3)
Ending balance (includes $5.9 million of interest and penalties as of September 28, 2012)	$ 108.8

During the second quarter of 2012, we reached a settlement with the Internal Revenue Service (“IRS”) Appeals Office on all items under protest for the 2005-2007 tax years.  The IRS settlement consisted of a cash payment in the amount of $46.6 million and tax asset utilization of $11.0 million.  Under the terms of the settlement, we made an election which allows for cash repatriation of $162.3 million based on transfer pricing and other adjustments agreed upon with the IRS.  The $15.7 million increase in UTBs related to prior year positions primarily related to this election.

During the third quarter of 2012, we reached settlement with state authorities for $3.6 million related to the 2005-2007 appeals settlement.

We continue to be under IRS examination related to tax years 2008 and 2009.  As the final resolution of the examination process remains uncertain for those years, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $2.4 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007.

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

At our option, loans under the Facility will bear stated interest based on the Base Rate or Eurocurrency Rate, in each case plus the Applicable Rate (as defined in the credit agreement (the “Credit Agreement”), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 8, 2011). The Base Rate will be, for any day, a fluctuating rate per annum equal to the highest of (a) 1/2 of 1.00% per annum above the Federal Funds Rate (as defined in the Credit Agreement), (b) Bank of America’s prime rate and (c) the Eurodollar Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one, two, three or six months (or such period that is 12 months or less, requested by Intersil and consented to by all the Lenders) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.75% to 1.75% per annum for Base Rate loans and 1.75% to 2.75% for Eurocurrency Rate loans based on Intersil’s Consolidated Leverage Ratio (as defined in the Credit Agreement).

	As of September 28, 2012	As of December 30, 2011

	(in millions)
Outstanding balance
Revolving credit facility	$ 150.0	$ 200.0
Actual interest rate in effect	2.73%	2.52%

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

(in millions)
Cash paid for interest	$ 1.0	$ 4.6	$ 3.1	$ 11.6
Weighted-average interest rate (pre-tax)	2.53%	4.72%	2.42%	4.74%

The aggregate annual principle payments of long-term debt remaining as of September 28, 2012 are presented in the following table (in millions):

Fiscal years 2012-2015	$ -
Fiscal year 2016	150.0
Total debt outstanding	$ 150.0

During the quarter ended June 29, 2012, we obtained an amendment to the Facility which revised the requirements of certain debt covenants (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q, filed August 3, 2012). We incurred fees related to the amendment of approximately $0.4 million, which have been capitalized as part of the debt issuance costs. During the quarter ended September 28, 2012, we obtained a second amendment to the Facility which further revised the requirements of certain debt covenants (See Exhibit 10 herein). We incurred fees related to the amendment of approximately $0.4 million, which have also been capitalized as part of the debt issuance costs.

Letters of Credit—We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $2.2 million as of September 28, 2012 and $2.6 million as of December 30, 2011. The standby letters of credit are secured by $2.8 million of short-term bank time deposits.

Note 10—Shareholders’ Equity

Dividends—In July 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.3 million on August 24, 2012 to shareholders of record as of the close of business on August 14, 2012. In October 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 23, 2012 to shareholders of record as of the close of business on November 13, 2012.

Class A Common Stock—Share activity for Class A common stock since December 30, 2011 (in thousands):

Balance as of December 30, 2011	126,483
Shares issued under stock plans, net of shares withheld for taxes	1,588
Repurchase of common stock	(691)
Balance as of September 28, 2012	127,380

On August 6, 2012, our Board of Directors authorized the repurchase of up to $50 million of Intersil’s common stock.  The stock repurchase program expires in 12 months and may be limited or terminated at any time before the end of the period without notice.  During the quarter ended September 28, 2012, we repurchased and retired 690,502 shares under the program at an average price per share of $9.27.

Note 11—Equity-Based Compensation

Grant Date Fair Values and Underlying Assumptions

For options granted, we estimated the fair value of each stock option (“Option”) as of the date of grant with the following assumptions:

	Three quarters ended
	September 28, 2012	September 30, 2011
Range of expected volatilities	37.5 – 41.5%	34.4 – 42.9%
Weighted-average volatility	39.4%	37.1%
Range of dividend yields	4.1 – 5.4%	3.1 – 4.3%
Weighted-average dividend yield	4.3%	3.8%
Range of risk-free interest rates	0.6 – 1.0%	1.2 – 2.3%
Weighted-average risk-free interest rate	0.9%	2.2%
Range of expected lives, in years	3.4 – 5.1	5.0 – 5.6
Weighted-average expected live, in years	5.0	5.3

The following table represents the weighted-average fair value compensation cost per share of Options and restricted and deferred stock awards (“Awards”) granted:

Three quarters ended
	September 28, 2012	September 30, 2011
Options	$ 2.8	$ 2.9
Awards	$ 9.8	$ 10.9
Aggregate	$ 6.3	$ 5.2

Equity-Based Compensation Summary

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 30, 2011	13,948	$ 16.2	4.1	3,678
Granted (1)	1,959	11.2	6.5	1,960
Exercised (2)	(65)	7.4	2.1	(1,013)
Canceled	(3,150)	17.8	2.1	(996)
Outstanding as of September 28, 2012	12,692	$ 15.1	4.0	3,629	$ 31.9	$ 32.2

As of September 28, 2012
Exercisable/vested (2)	7,274	$ 17.2	2.9	63	$ 0.8	$ -
Unexercisable/unvested	5,417	$ 12.3	5.5	3,566	$ 31.2	$ 32.2
Number vested and expected to ultimately vest	12,259	$ 15.2	3.9	514	$ 4.7

(1)  Options granted include 799,465 shares and Awards granted include 347,007 shares issued in fiscal year 2012 that have performance and market conditions that have not yet been earned.

(2)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of September 28, 2012 were 63,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three quarters ended
	September 28, 2012	September 30, 2011
($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	813	749
Aggregate intrinsic value of stock options exercised	$ 0.2	$ 1.3

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the unaudited condensed consolidated statement of operations (in millions):

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
By statement of operations line item
Cost of revenue	$ 0.4	$ 0.4	$ 1.3	$ 1.5
Research and development	2.3	3.7	9.1	13.0
Selling, general and administrative	2.6	3.0	8.9	8.9
By stock type
Stock options	$ 2.1	$ 2.7	$ 7.4	$ 8.6
Restricted and deferred stock awards	3.0	4.1	11.0	13.8
Employee stock purchase plan	0.2	0.3	0.9	1.0

	As of September 28, 2012	As of December 30, 2011

	(in millions)
Equity-based compensation capitalized in inventory	$ 0.3	$ 0.8

Performance-based Grants

As of September 28, 2012, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant. We periodically evaluate future performance expectations to estimate the number of shares that will ultimately vest.

	As of
	September 28, 2012
	Options	Awards

	(in thousands)
Performance-based units outstanding	1,618.9	703.6
Maximum shares that could be issued assuming the highest level of performance	2,428.3	1,055.4
Performance-based shares expected to vest	1,268.7	335.5
Amount to be recognized as compensation cost over the performance period	$ 2,912.6	$ 2,991.5

Note 12—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Numerator:
Net income (loss) to common shareholders	$ 1,983	$ 7,212	$ (15,829)	$ 43,105
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	127,540	125,916	127,221	125,695
Effect of stock options and awards	21	128	-	354
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	127,561	126,044	127,221	126,049
Earnings (loss) per share
Basic	$ 0.02	$ 0.06	$ (0.12)	$ 0.34
Diluted	$ 0.02	$ 0.06	$ (0.12)	$ 0.34
Anti-dilutive shares not included in the above calculations
Awards	3,629	816	3,629	714
Options	12,591	14,202	12,692	14,506

Note 13—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog, mixed-signal and power integrated circuits. Our chief executive officer is our chief operating decision-maker.

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

Note 15—Income From Intellectual Property Agreement

During the quarter ended September 28, 2012, we recorded income of $20 million, net of $6.6 million of costs, related to an intellectual property agreement settling a trade secret misappropriation and patent infringement dispute with another semiconductor company.  Under the terms of the agreement, Intersil has no future performance obligation.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q  contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

▪	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our and our customers’ products;
▪	global economic weakness, including insufficient credit available for our customers to purchase our products;
▪	successful development of new products;
▪	the timing of new product introductions and new product performance and quality;
▪	manufacturing difficulties, such as the availability, cost and extent of utilization of manufacturing capacity and raw materials;
▪	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
▪	pricing pressures and other competitive factors, such as competitors’ new products;
▪	changes in product mix;
▪	product obsolescence;
▪	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;
▪	customer service;
▪	the need for additional capital;
▪	legislative, tax, accounting, or regulatory changes or changes in their interpretation;
▪	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;
▪	the successful integration of acquisitions;
▪	demand for, and market acceptance of, new and existing products;
▪	the extent and timing that customers order and use our products and services in their production or business;
▪	competitors with significantly greater financial, technical, manufacturing and marketing resources;
▪	fluctuations in manufacturing yields;
▪	procurement shortage;
▪	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;
▪	changes in import export regulations; and
▪	exchange rate fluctuations.

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

We perform our annual test of impairment of our goodwill in our fourth quarter.  The global economic environment and challenging market conditions have resulted in declines in our stock price, market capitalization, and future expected cash flows as well as significant adverse changes in the business climate and continuing slower growth rates.  Based on these factors, we may need to record an impairment charge against our goodwill in the fourth quarter of 2012 based on our analysis. See additional disclosures regarding the judgments and estimates related to the assessment of recoverability of goodwill in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

Results of Operations

Statement of operations data and percentage of revenue for the periods (% of revenue):

	Quarter ended		Three quarters ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.9%	43.0%	45.6%	42.3%
Gross Profit	54.1%	57.0%	54.4%	57.7%
Operating costs and expenses:
Research and development	25.6%	24.4%	27.5%	24.1%
Selling, general and administrative	19.9%	18.3%	21.4%	17.8%
Amortization of purchased intangibles	4.7%	3.5%	4.6%	3.4%
Income from intellectual property agreement	(8.9%)	—%	(2.9%)	—%
Restructuring and related costs	—%	—%	2.1%	0.4%
Operating income	12.7%	10.8%	1.7%	12.1%
Interest income	0.1%	0.4%	0.1%	0.4%
Interest expense and fees	(1.3%)	(2.0%)	(1.2%)	(2.1%)
Loss on extinguishment of debt	—%	(4.5%)	—%	(1.4%)
Gain (loss) on deferred compensation investments, net	0.4%	(0.6%)	0.2%	(0.2%)
Income before income taxes	11.9%	4.0%	0.7%	8.8%
Income tax expense	10.6%	0.2%	4.1%	1.5%
Net income (loss)	1.3%	3.9%	(3.4%)	7.2%

Note: Totals and percentages may not add or calculate precisely due to rounding. We have modified end market data below in the quarter(s) ended September 30, 2011 to conform to the presentation in the quarter(s) ended September 28, 2012, which we feel better reflects the different characteristics of our end markets. Historical data of revenues in each of these end markets is included with our Current Report on Form 8-K, furnished on April 25, 2012.

Revenue and Gross Profit

Revenue decreased $35.4 million or 18.9% to $151.4 million during the quarter ended September 28, 2012 from $186.8 million during the quarter ended September 30, 2011. The decrease in sales was broad-based in each of our end markets. Sales into the personal computing market decreased 29.6% compared to the quarter ended September 30, 2011, while sales into the consumer market decreased 25.0% and sales into the industrial and infrastructure market decreased 11.0%.

Revenues by end market were as follows ($ in millions):

	Quarter ended
	September 28, 2012		September 30, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 85.6	56.5%	$ 96.2	51.5%
Personal Computing	$ 33.3	22.0%	$ 47.3	25.3%
Consumer	$ 32.5	21.5%	$ 43.3	23.2%
Total	$ 151.4	100.0%	$ 186.8	100.0%

In aggregate, a 18.1% decrease in unit shipments decreased net revenue from third quarter of 2011 levels by $33.8 million and average selling prices (“ASPs”) decreased 1.1%, decreasing revenues by $1.6 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Revenue decreased $124.3 million or 20.9% to $470.4 million during the three quarters ended September 28, 2012 from $594.7 million during the three quarters ended September 30, 2011.  The decrease in sales was broad-based in each of our end markets. Sales into the consumer market decreased 31.9% compared to the three quarters ended September 30, 2011, while sales into the personal computing market decreased 25.5% and sales into the industrial and infrastructure market decreased 14.0%.

Revenues by end market were as follows ($ in millions):

	Three quarters ended
	September 28, 2012		September 30, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 268.3	57.0%	$ 312.0	52.4%
Personal Computing	$ 112.7	24.0%	$ 151.4	25.5%
Consumer	$ 89.4	19.0%	$ 131.3	22.1%
Total	$ 470.4	100.0%	$ 594.7	100.0%

In aggregate, a 20.1% decrease in unit shipments decreased net revenue from year-to-date 2011 levels by $119.4 million and ASP’s decreased 1.0%, decreasing revenues by $4.9 million.

Geographically, year-to-date revenues were derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Three quarters ended
	September 28, 2012		September 30, 2011
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$ 368.9	78.4%	$ 460.1	77.4%
North America	$ 68.2	14.5%	$ 86.6	14.6%
Europe and other	$ 33.3	7.1%	$ 48.0	8.0%
Total	$ 470.4	100.0%	$ 594.7	100.0%

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

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Japan, Germany, Singapore, Taiwan, Thailand, Mexico, and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 55.3% of revenue, followed by the United States (13.6%) and South Korea (8.7%) during the three quarters ended September 28, 2012. Two distributors that support a wide range of customers around the world accounted for 15.0% and 13.1% of our revenues in the three quarters ended September 28, 2012. Two original design manufacturers accounted for 8.5% and 7.7% of our revenues for the three quarters ended September 28, 2012.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. During the quarter ended September 28, 2012, gross profit decreased $24.6 million or 23.1% to $81.9 million from $106.5 million during the quarter ended September 30, 2011. As a percentage of sales, gross margin was 54.1% during the quarter ended September 28, 2012 compared to 57.0% during the quarter ended September 30, 2011.The decrease in gross margin was primarily due to lower internal utilization and product sales mix changes at the product family level.

During the three quarters ended September 28, 2012, gross profit decreased $87.5 million or 25.5% to $255.9 million from $343.4 million during the three quarters ended September 30, 2011. As a percentage of sales, gross margin was 54.4% during the three quarters ended September 28, 2012 compared to 57.7% during the three quarters ended September 30, 2011. The decrease in gross margin was primarily due to lower internal utilization and product sales mix changes at the product family level.

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

R&D expenses decreased $6.9 million or 15.2% to $38.7 million during the quarter ended September 28, 2012 from $45.7 million during the quarter ended September 30, 2011. We reduced our R&D spending primarily through cost reduction initiatives primarily in labor and incentive compensation.

R&D expenses decreased $13.8 million or 9.6% to $129.3 million during the three quarters ended September 28, 2012 from $143.1 million during the three quarters ended September 30, 2011. We reduced our R&D spending primarily through cost reduction initiatives primarily in labor and incentive compensation.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $4.0 million or 11.8% to $30.2 million during the quarter ended September 28, 2012 from $34.2 million during the quarter ended September 30, 2011. The decrease was driven primarily by cost reduction initiatives primarily in labor and incentive compensation and decreased legal and other professional fees.

SG&A expenses decreased $4.9 million or 4.7% to $100.8 million during the three quarters ended September 28, 2012 from $105.7 million during the three quarters ended September 30, 2011. The decrease was driven by cost reduction initiatives primarily labor and incentive compensation and decreased marketing costs.

Amortization of Purchased Intangibles

Amortization of purchased intangibles increased $0.6 million or 8.8% to $7.1 million during the quarter ended September 28, 2012 from $6.5 million during the quarter ended September 30, 2011. Amortization of purchased intangibles increased $1.4 million or 7.0% to $21.5 million during the three quarters ended September 28, 2012 from $20.1 million during the three quarters ended September 30, 2011. The increase related to additional amortization on in-process research and development projects acquired from Techwell, Inc. and completed during the quarter ended March 30, 2012.

Income from Intellectual Property Agreement

Income from intellectual property agreement was $13.4 million, net of costs, and related to an agreement settling a trade secret misappropriation and patent infringement dispute with another semiconductor company.  Under the terms of the agreement, Intersil has no future performance obligation.

Restructuring and related costs

Restructuring costs were minimal in the quarters ended September 28, 2012 and September 30, 2011. Restructuring costs were $9.8 million in the three quarters ended September 28, 2012 and $2.4 million in the three quarters ended September 30, 2011. The 2012 restructuring expense related to our ongoing efforts to optimize operations. It included a workforce reduction of approximately 11% and an ongoing reduction in annual operating expenses of approximately $40.0 million.

Other Income and Expenses

Interest Income

Interest income decreased $0.6 million to $0.1 million during the quarter ended September 28, 2012 from $0.7 million during the quarter ended September 30, 2011. Interest income decreased $1.7 million to $0.4 million during the three quarters ended September 28, 2012 from $2.2 million during the three quarters ended September 30, 2011. The decrease was due primarily to the sale of our remaining auction rate securities in the fourth quarter of 2011.

Interest Expense and Fees

Interest expense and fees decreased $1.8 million to $2.0 million during the quarter ended September 28, 2012 from $3.8 million during the quarter ended September 30, 2011. Interest expense and fees decreased $6.7 million to $5.9 million during the three quarters ended September 28, 2012 from $12.5 million during the three quarters ended September 30, 2011. The decrease was due to the replacement of our previous long-term debt agreement with a new revolving loan facility with a lower interest rate and repayments of our debt.

Loss on Extinguishment of Debt

During the quarter ended September 30, 2011, we extinguished our previous term-loan agreement and wrote-off $8.4 million in unamortized loan fees.

Gain (Loss) on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $ 11.7 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended September 28, 2012, we recorded a gain of $0.7 million on deferred compensation investments and an increase in compensation expense of $0.7 million. During the three quarters ended September 28, 2012, we recorded a gain on deferred compensation investments of $0.9 million and a $1.0 million increase in compensation expense.

Income Tax Expense

Income tax expense for the quarter ended September 28, 2012 was $16.0 million compared with $0.3 million for the quarter ended September 30, 2011. The effective tax rate for the quarter ended September 28, 2012 was higher than the same quarter last year due to a greater portion of income in higher tax jurisdictions, lower pre-tax income, and the expiration of the research and development credit.

Income tax expense for the three quarters ended September 28, 2012 was $19.1 million compared with $9.1 million for the three quarters ended September 30, 2011. The three quarters ended September 28, 2012 included an $11.7 million discrete tax charge related to a tax election on transfer pricing in connection with the resolution of the IRS audit of tax years 2005-2007.  The effective tax rate for the three quarters ended September 28, 2012, excluding discrete items, was higher than the prior year due to a greater portion of income in higher tax jurisdictions, lower pre-tax income, and the expiration of the research and development credit.

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

Our six-month backlog was $118.5 million as of September 28, 2012 compared to $134.8 million as of December 30, 2011 and $141.3 million as of September 30, 2011. Although not always the case, we believe backlog can be an indicator of performance in the near future.

Business Outlook

In our third quarter 2012 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on October 24, 2012, we announced anticipated revenues for the fourth quarter of 2012 to be in the range of $135 million to $141 million. Based on this outlook, we stated that we expect fourth quarter 2012 loss per diluted share to be approximately $(0.09) per share.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed significantly from December 30, 2011. As of September 28, 2012, we had $19.2 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. As of September 28, 2012, our total shareholders’ equity was $1,034.7 million and we had $317.1 million in cash and cash equivalents. We had $4.8 million in short-term investments, consisting of bank time deposits, as of September 28, 2012. In addition, as of September 28, 2012, we had $150.0 million in long-term debt outstanding (see Note 9 in the accompanying unaudited consolidated financial statements).

As of September 28, 2012, approximately $159.1 million of our cash and cash equivalents was held by our foreign subsidiaries. These funds would be subject to federal and state taxation at approximately 37.5% upon repatriation, net of any foreign tax credits that might be available. We currently do not intend nor foresee a need to repatriate any additional funds. As of September 28, 2012, all of our short-term investments were held domestically.

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

Our primary sources and uses of cash during the three quarters ended September 28, 2012 and September 30, 2011 were as follows (in millions):

	Three quarters ended
	September 28, 2012	September 30, 2011
Sources (Uses) of Cash
Existing business performance and activities
Operating activities, including working capital changes	$ 12.4	$ 108.4
Cash flows from exercise of equity awards and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	4.1	4.3
	16.5	112.7
Issuance of long-term debt
Issuance of long-term debt, net of fees	(0.9)	275.0
	(0.9)	275.0
Other Uses of Cash
Capital expenditures, net of sale proceeds	(5.5)	(8.7)
Repayments of debt	(50.0)	(298.5)
Repurchase of common stock	(6.4)	-
Dividends paid	(46.8)	(46.2)
Cash/Investment Management Activities
Decrease (increase) in investments and foreign exchange effects	26.5	(23.0)
Net (decrease) increase in cash and cash equivalents	$ (66.6)	$ 11.3

For the three quarters ended September 28, 2012, our operational cash flows were $12.4 million compared to $108.4 million in the three quarters ended September 30, 2011. This decrease of $96.0 million was primarily due to tax payments of $46.6 million to the IRS for tax years 2005-2007, lower operating income and other changes in working capital. We repaid $50.0 million of our long-term debt. We used approximately $5.5 million for capital expenditures,  $46.8 million to pay shareholder dividends and $6.4 million to repurchase common stock. Investment balances decreased by $26.5 million in the three quarters ended September 28, 2012, primarily due to the maturity of short term investments. The resulting decrease in cash was $66.6 million overall.

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

Our cash, cash equivalents and investments give us the flexibility to return free cash flow to our shareholders in the form of dividends or share repurchases, while also pursuing business improvement opportunities for our future.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $1.8 million or 2.8% to $63.1 million as of September 28, 2012 from $64.9 million as of December 30, 2011. This decrease primarily reflects the decrease in sales and increased reserves related to changes in distributor agreements.

Our net inventories decreased by $16.3 million or 16.6% to $81.6 million as of September 28, 2012 from $97.9 million as of December 30, 2011. Inventories decreased from year end as a result of decreased production. While we maintain stock of certain high volume products to ensure our lead times remain within customer expectations, we lowered overall inventory balances in response to decreased backlog and sales volumes.

Capital Expenditures

Capital expenditures, net of sale proceeds were $5.5 million for the three quarters ended September 28, 2012 and $8.7 million for the three quarters ended September 30, 2011. Capital expenditures have been focused primarily on electronic equipment, mostly for R&D, the expansion of test capacity to support continuing unit volume growth and IT related equipment. We expect Q4 capital expenditures to be approximately $10 to $12 million as we upgrade our internal production capability to achieve lower internal production costs.  We expect to have higher than normal capital expenditures for the next two quarters as we complete the project.

Cash flow from exercises and vesting of equity awards and our Employee Stock Purchase Plan (“ESPP”)

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and sales under our ESPP) were $4.1 million in the three quarters ended September 28, 2012 compared to $4.3 million received in the three quarters ended September 30, 2011.

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

Dividends on Common Stock and Repurchase of Common Stock

In July 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. We paid dividends of $15.3 million on August 24, 2012 to shareholders of record as of the close of business on August 14, 2012. In October 2012, our Board of Directors declared a quarterly dividend of $0.12 per share of common stock. The dividend will be paid on November 23, 2012 to shareholders of record as of the close of business on November 13, 2012.

Our Board of Directors has authorized the repurchase of up to $50 million of our common stock through August 2013.  During the quarter ended September 28, 2012, we repurchased $6.4 million totaling 690,502 shares at an average price per share of $9.27 under the program.

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

Item 4.         Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 28, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of September 28, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended September 28, 2012, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012 for a discussion of the material legal proceedings to which we are a party.

Item 1A.Risk Factors.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended September 28, 2012 pursuant to our stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value that may yet be purchased under the plan (in millions)

August 25 to September 28, 2012	690,502	$ 9.27	609,502	$ 43.6	(1)

Total	690,502	$ 9.27	609,502	$ 43.6

(1) A description of the maximum dollar value of common stock that may be purchased under our stock repurchase program is set forth in Note 10 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

See Note 10 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of the terms of our stock repurchase program.

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

10

Second Amendment to Credit Agreement dated September 20 2012, by and among Intersil, the Lenders (as defined therein), and  Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer*

31.(A)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.(B)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

*  Filed or furnished herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Jonathan A. Kennedy
Jonathan A. Kennedy
Chief Financial Officer

Date: November 2, 2012