Form 10-Q
period 2013-03-29
INTERSIL CORP/DE
filed 2013-05-03
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 26, 2013:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	127,183,842

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.            Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended
	March 29, 2013	March 30, 2012

	($ in thousands, except share data)
Revenue	$ 131,724	$ 156,011
Cost of revenue	60,791	70,824
Gross profit	70,933	85,187

Operating costs and expenses:
Research and development	37,348	44,383
Selling, general and administrative	30,385	34,239
Amortization of purchased intangibles	6,496	7,217
Restructuring and related costs	16,834	1,542
Operating loss	(20,130)	(2,194)
Interest income	53	188
Interest expense and fees	(694)	(2,048)
Gain on deferred compensation investments, net	457	723
Loss before income taxes	(20,314)	(3,331)
Income tax benefit	(22,836)	(11)
Net income (loss)	$ 2,522	$ (3,320)

Earnings (loss) per share:
Basic	$ 0.02	$ (0.03)
Diluted	$ 0.02	$ (0.03)

Cash dividends declared per common share	$ 0.12	$ 0.12

Weighted average common shares outstanding (in millions):
Basic	126.3	126.6
Diluted	126.6	126.6

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter ended
	March 29, 2013	March 30, 2012

	(in thousands)

Net income (loss)	$ 2,522	$ (3,320)
Unrealized loss on interest rate swaps	-	(228)
Tax effect	-	86
Realized losses on interest rate swaps, reclassified to net income (loss)	-	239
Tax effect	-	(90)
Currency translation adjustments	(827)	344
Comprehensive income (loss)	$ 1,695	$ (2,969)

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2013	December 28, 2012

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 156,488	$ 158,810
Short-term investments	4,750	4,751
Trade receivables, net of allowances ($15,047 as of March 29, 2013 and $14,891 as of December 28, 2012)	52,416	54,684
Inventories	72,582	74,868
Prepaid expenses and other current assets	12,512	14,504
Income taxes receivable	22,635	-
Deferred income tax assets	20,046	20,006
Total Current Assets	341,429	327,623
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($232,830 as of March 29, 2013 and $228,079 as of December 28, 2012)	83,486	85,374
Purchased intangibles, net of accumulated amortization ($78,079 as of March 29, 2013 and $83,555 as of December 28, 2012)	76,501	82,998
Goodwill	565,424	565,424
Deferred income tax assets	86,600	85,526
Other non-current assets	78,795	80,841
Total Non-current Assets	890,806	900,163
Total Assets	$ 1,232,235	$ 1,227,786
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 25,303	$ 22,220
Accrued compensation	37,993	41,593
Deferred income	9,733	9,572
Other accrued expenses	22,487	22,307
Accrued restructuring	9,366	1,053
Non-income taxes payable	2,417	2,274
Income taxes payable	5,883	1,293
Total Current Liabilities	113,182	100,312
Non-current Liabilities:
Income taxes payable	110,998	111,724
Other non-current liabilities	19,257	21,142
Total Non-current Liabilities	130,255	132,866
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 126,775,219 shares issued and outstanding as of March 29, 2013 and 126,249,768 shares issued and outstanding as of December 28, 2012	1,268	1,263
Additional paid-in capital	1,652,384	1,659,895
Accumulated deficit	(667,267)	(669,790)
Accumulated other comprehensive income	2,413	3,240
Total Shareholders' Equity	988,798	994,608
Total Liabilities and Shareholders' Equity	$ 1,232,235	$ 1,227,786

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended
	March 29, 2013	March 30, 2012

	(in thousands)
Operating Activities
Net income (loss)	$ 2,522	$ (3,320)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,148	12,130
Provisions for inventory obsolescence	2,562	1,437
Equity-based compensation	5,350	5,339
Tax effect and excess tax benefit of equity-based awards	(326)	(2)
Deferred income taxes	(1,113)	-
Changes in operating assets and liabilities:
Trade receivables	2,268	4,909
Inventories	(276)	6,252
Prepaid expenses and other current assets	1,992	1,379
Trade payables and accrued liabilities	9,478	(4,424)
Income taxes	(18,771)	(3,802)
Other, net	316	1,985
Net cash flows from operating activities	16,150	21,883

Investing Activities
Proceeds from short-term investments	-	26,500
Proceeds from sales of property, plant and equipment	-	55
Purchase of property, plant and equipment	(5,281)	(1,569)
Net cash flows from investing activities	(5,281)	24,986

Financing Activities
Proceeds from (tax payments for) equity-based awards	2,881	(599)
Excess tax benefit received from exercise of equity-based awards	14	2
Repayments of long-term debt	-	(25,000)
Dividends paid	(15,283)	(15,392)
Net cash flows from financing activities	(12,388)	(40,989)
Effect of exchange rates on cash and cash equivalents	(803)	84
Net change in cash and cash equivalents	(2,322)	5,964
Cash and cash equivalents at the beginning of the period	158,810	383,693
Cash and cash equivalents at the end of the period	$ 156,488	$ 389,657

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) designs, develops, manufactures and markets high-performance analog, mixed-signal, and power management integrated circuits (“ICs”) for applications in the global industrial & infrastructure, consumer, and personal computing electronics markets.

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 28, 2012 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 is a 53 week period with an extra week to be reported during our second quarter. Quarterly or annual periods vary from exact calendar quarters or years.

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

Note 2—Investments and Fair Value Measurements

Investments

We classify bank time deposits as available for sale (“AFS”) and record them at fair value.

We have no unrealized gains or losses on AFS investments recorded in accumulated other comprehensive income (loss) as of March 29, 2013 or December 28, 2012.

There were no recognized gains or losses on AFS investments included in the statements of operations during the quarters ended March 29, 2013 or March 30, 2012.

Fair Value Measurements

Due to their short duration, the carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities provide a reasonable estimate of fair value.

For deferred compensation investments and bank time deposits, we generally rely upon the valuations as provided by the third party custodian of these assets or liabilities.

We determine the fair value of our assets and liabilities utilizing three levels of inputs, focusing on the most observable level of inputs when available.  Level 1 inputs use quoted prices in active markets which are unadjusted and accessible as of the measurement date for identical, unrestricted assets or liabilities.  Level 2 uses quotes prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.  Level 3 uses prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in millions):

Fair value as of March 29, 2013 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4.8	$ -	$ 4.8
Other non-current assets:
Deferred compensation investments	11.3	0.1	11.2
Total assets measured at fair value	$ 16.1	$ 0.1	$ 16.0

Fair value as of December 28, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4.8	$ -	$ 4.8
Other non-current assets:
Deferred compensation investments	11.1	0.4	10.7
Total assets measured at fair value	$ 15.9	$ 0.4	$ 15.5

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters ended March 29, 2013 and March 30, 2012.

Note 3—Inventories

Inventories are summarized below (in millions):

	As of	As of
	March 29, 2013	December 28, 2012
Finished products	$ 20.2	$ 25.2
Work in process	49.1	46.8
Raw materials	3.3	2.9
Total inventories	$ 72.6	$ 74.9

Note 4—Goodwill and Purchased Intangibles

Goodwill—The following table summarizes changes in the goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 28, 2012	$ 1,720.1
Impairment charge (recorded in 2008)	(1,154.7)
Goodwill balance as of December 28, 2012 and March 29, 2013	$ 565.4

We performed our annual test of impairment as of September  29, 2012, the first day of our fourth quarter of 2012, and determined that the fair value of the reporting units was in excess of the carrying value as of that date.

We will perform our next annual test of impairment in the fourth quarter of 2013 or if indicators of impairment exist, in interim periods. Subsequent to quarter end our stock price has declined.  If we experience declines in our stock price, which are considered severe or for more than a short duration, such that our market capitalization is sustained at a value less than our carrying book value of equity, we may need to perform additional analysis in advance of the annual test in the fourth quarter.  In addition, we may incur events or circumstances that might trigger an interim evaluation of impairment of a reporting unit’s goodwill prior to the required annual test. Various factors must be considered, including adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges.

Purchased Intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of four to seven years (in millions).

	As of March 29, 2013		As of December 28, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Definite-lived: developed technologies	$ 106.0	$ 55.1	$ 113.6	$ 58.3
Definite-lived: other	48.6	23.0	53.0	25.3
Total purchased intangibles	$ 154.6	$ 78.1	$ 166.6	$ 83.6

Expected amortization expense by year to the end of the current amortization schedule is as follows (in millions):

To be recognized in:
Fiscal year 2013, remaining	$ 18.6
Fiscal year 2014	23.4
Fiscal year 2015	16.8
Fiscal year 2016	9.0
Fiscal year 2017	6.8
Thereafter	1.9
Total expected amortization expense	$ 76.5

Purchased intangibles were evaluated for impairment during the quarter ended March 29, 2013 and no impairment was indicated.

Note 5—Restructuring

On February 15, 2013, our Board of Directors approved a restructuring plan to prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The restructuring plan includes a reduction of approximately 18% of our worldwide workforce. We recorded restructuring related expenses of $16.8 million for the quarter ended March 29, 2013, and we expect the current restructuring to be substantially complete by the end of the second quarter of 2013. We expect to incur additional restructuring costs of $1.5 million in the second quarter of 2013.

During 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. The 2012 restructuring plans were substantially completed at the end of the fourth quarter of 2012. No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in accrued restructuring on the accompanying unaudited condensed consolidated balance sheets (in millions):

	Restructuring activity from plan initiated in 2013	Restructuring activity from plans initiated in 2012	Combined plans
Balance as of December 28, 2012	$ -	$ 1.1	$ 1.1

Costs incurred
Severance costs	12.8	0.2	13.0
Lease exit costs	0.7	-	0.7
Other costs	3.1	-	3.1
Cash payments
Severance payments	(4.4)	(0.3)	(4.7)
Lease exit payments	(0.4)	(0.1)	(0.5)
Other payments	(0.1)	(0.1)	(0.2)
Non-cash items in restructuring	(3.1)	-	(3.1)

Balance as of March 29, 2013	$ 8.6	$ 0.8	$ 9.4

Other costs include certain prepaid and other assets that were written off as a result of the restructuring initiative.

Note 6—Income Taxes

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in millions):

Beginning balance (includes $5.3 million of interest and penalties as of December 28, 2012)	$ 112.9
Increases related to prior year tax positions	1.3
Ending balance (includes $5.7 million of interest and penalties as of March 29, 2013)	$ 114.2

We continue to be under Internal Revenue Service (“IRS”) examination related to tax years 2008 and 2009.  As the final resolution of the examination process remains uncertain for those years, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $0.2 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007 and will be reduced by approximately $3.0 million due to the expiration of the statute of limitation on certain items.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our condensed consolidated statements of operations.  During the quarter ended March 29, 2013, we recognized $0.6 million of income tax expense resulting from tax deficiencies related to share-based compensation in our condensed consolidated statements of operations.

Note 7—Long-Term Debt

We have a  five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We currently do not have any outstanding borrowings under the Facility. For the quarter ended March 30, 2012 we paid $1.2 million in interest related to outstanding debt.

Standby Letters of Credit—We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters.  We had outstanding standby letters of credit totaling $1.5 million as of March 29, 2013, and $2.2 million as of December 28, 2012. The standby letters of credit are secured by short-term bank time deposits.

Note 8—Common Stock and Dividends

Dividends—On January 30, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.3 million on February 22, 2013, to shareholders of record as of the close of business on February 12, 2013. On April 24, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on May 24, 2013, to shareholders of record as of the close of business on May 14, 2013.

Class A Common Stock—Share activity for Class A common stock since December 28, 2012 (in thousands):

Balance as of December 28, 2012	126,250
Shares issued under stock plans, net of shares withheld for taxes	525
Balance as of March 29, 2013	126,775

On August 6, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of Intersil’s common stock.  The stock repurchase program expires in 12 months and may be limited or terminated at any time before the end of the period without notice.  We have repurchased 1.9 million shares under the program at an average price of $8.03 per share. During the quarter ended March  29, 2013, we did not repurchase any shares under the program.

Note 9—Equity-based Compensation

Grant Date Fair Values and Underlying Assumptions—The following table represents the weighted-average fair value compensation cost per share of stock options (“Options”) and restricted and deferred stock awards (“Awards”) granted:

Quarter ended
	March 29, 2013	March 30, 2012
Options	$ -	$ 2.57
Awards	$ 8.61	$ 11.21
Aggregate	$ 8.61	$ 5.55

Equity-based Compensation Summary—The following table presents information about Options and Awards as of March 29, 2013 and activity for the quarter ended.

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 28, 2012	11,946	$ 14.9	3.7	3,367
Granted	-	-	-	25
Exercised (1)	(21)	4.5	0.1	(83)
Canceled	(1,566)	18.3	0.9	(179)
Outstanding as of March 29, 2013	10,359	$ 14.4	3.8	3,130	$ 27.8	$ 31.7

As of March 29, 2013
Exercisable/vested (1)	6,701	$ 15.7	3.0	63	$ 1.0
Number vested and expected to ultimately vest	10,100	$ 14.5	3.7	2,702	$ 24.1

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of March 29, 2013 were 63,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Quarter ended
	March 29, 2013	March 30, 2012

($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	408	-
Aggregate intrinsic value of Options exercised	$ 0.1	$ 0.1

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the unaudited condensed consolidated statements of operations (in millions):

	Quarter ended
	March 29, 2013	March 30, 2012
By statement of operations line item
Cost of revenue	$ 0.4	$ 0.4
Research and development	2.3	3.0
Selling, general and administrative	2.7	1.9
By stock type
Options	$ 1.9	$ 2.4
Awards	3.2	2.6
Employee stock purchase plan	0.3	0.3

	As of March 29, 2013	As of December 28, 2012

Equity-based compensation capitalized in inventory (in millions):	$ 0.4	$ 0.3

Performance-based Grants—As of March 29, 2013, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 150% of the original grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	March 29, 2013
	Options	Awards

Performance-based units outstanding	956.8	541.4
Maximum shares that could be issued assuming the highest level of performance	1,435.3	795.2
Performance-based shares expected to vest	783.5	288.1
Amount to be recognized as compensation cost over the performance period (in millions)	$ 1.9	$ 0.7

Note 10—Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter ended
	March 29, 2013	March 30, 2012
Numerator:
Net income (loss) to common shareholders	$ 2,522	$ (3,320)
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	126,336	126,612
Effect of Options and Awards	232	-
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	126,568	126,612
Earnings (loss) per share:
Basic	$ 0.02	$ (0.03)
Diluted	$ 0.02	$ (0.03)
Anti-dilutive shares not included in the above calculations:
Awards	449	3,437
Options	9,886	13,586

Note 11—Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog, mixed-signal and power management ICs. Our chief executive officer is our chief operating decision-maker.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q  contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil” which may also be referred to as “we,” “us” or “our”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

▪	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;
▪	global economic weakness, including insufficient credit available for our customers to purchase our products;
▪	successful development of new products;
▪	the timing of new product introductions and new product performance and quality;
▪	manufacturing difficulties, such as the availability, cost and extent of utilization of manufacturing capacity and raw materials;
▪	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
▪	pricing pressures and other competitive factors, such as competitors’ new products;
▪	changes in product mix;
▪	product obsolescence;
▪	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;
▪	customer service;
▪	the need for additional capital;
▪	legislative, tax, accounting, or regulatory changes or changes in their interpretation;
▪	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;
▪	the successful integration of acquisitions;
▪	demand for, and market acceptance of, new and existing products;
▪	the extent and timing that customers order and use our products and services in their production or business;
▪	competitors with significantly greater financial, technical, manufacturing and marketing resources;
▪	fluctuations in manufacturing yields;
▪	procurement shortage;
▪	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;
▪	changes in import or export regulations; and
▪	exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We design, develop, manufacture and market high-performance analog, mixed-signal, and power management integrated circuits (“ICs”). We believe our product portfolio addresses some of the largest opportunities within the industrial & infrastructure, consumer and personal computing electronics markets.

Critical Accounting Policies

You should refer to the disclosures regarding critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

We will perform our next annual test of impairment in the fourth quarter of 2013 or if indicators of impairment exist, in interim periods. Subsequent to quarter end our stock price has declined.  If we experience declines in our stock price, which are considered severe or for more than a short duration, such that our market capitalization is sustained at a value less than our carrying book value of equity, we may need to perform additional analysis in advance of the annual test in the fourth quarter.  In addition, we may incur events or circumstances that might trigger an interim evaluation of impairment of a reporting unit’s goodwill prior to the required annual test. Various factors must be considered, including adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges. See additional disclosures regarding the judgments and estimates related to the assessment of recoverability of goodwill in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Results of Operations

Statement of operations data and percentage of revenue for the periods ($ in millions and % of revenue):

	Quarter ended		Quarter ended
	March 29, 2013		March 30, 2012

Revenue	$ 131.7	100.0%	$ 156.0	100.0%
Cost of revenue	60.8	46.2%	70.8	45.4%
Gross profit	70.9	53.8%	85.2	54.6%
Operating costs and expenses:
Research and development	37.3	28.4%	44.4	28.4%
Selling, general and administrative	30.4	23.1%	34.2	21.9%
Amortization of purchased intangibles	6.5	4.9%	7.2	4.6%
Restructuring and related costs	16.8	12.8%	1.5	1.0%
Operating loss	(20.1)	(15.3%)	(2.2)	(1.4%)
Interest income	0.1	0.0%	0.2	0.1%
Interest expense and fees	(0.7)	(0.5%)	(2.0)	(1.3%)
Gain on deferred compensation investments, net	0.5	0.3%	0.7	0.5%
Loss before income taxes	(20.3)	(15.4%)	(3.3)	(2.1%)
Income tax benefit	(22.8)	(17.3%)	-	—%
Net income (loss)	$ 2.5	1.9%	$ (3.3)	(2.1%)

Note: Totals and percentages may not add or calculate precisely due to rounding.

Revenue and Gross Profit

Revenue decreased $24.3 million or 15.6% to $131.7 million during the quarter ended March 29, 2013 from $156.0 million during the quarter ended March 30, 2012. The decrease in revenue was broad-based in each of our end markets. Revenue from the personal computing market decreased 21.4% compared to the quarter ended March 30, 2012, while revenue from the consumer  market decreased 21.6% and revenue from the industrial & infrastructure  market decreased 10.9%.

Revenue by end market was as follows ($ in millions and % of revenue):

	Quarter ended		Quarter ended
	March 29, 2013		March 30, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 77.5	58.8%	$ 86.9	55.7%
Personal computing	30.9	23.5%	39.4	25.2%
Consumer	23.3	17.7%	29.7	19.1%
Total	$ 131.7	100.0%	$ 156.0	100.0%

In aggregate, lower overall unit demand in the quarter ended March 29, 2013, decreased revenue by approximately $11.6 million from the first quarter of 2012 levels and a decrease in average selling prices (“ASPs”) for the related product mix decreased revenue from the first quarter of 2012 levels by approximately $12.7 million. Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Geographically, quarter-to-date revenue was derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions and % of revenue):

	Quarter ended		Quarter ended
	March 29, 2013		March 30, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$ 100.1	76.0%	$ 121.4	77.8%
North America	21.4	16.2%	22.8	14.6%
Europe and other	10.2	7.8%	11.8	7.6%
Total	$ 131.7	100.0%	$ 156.0	100.0%

Our percentage of revenue by geographic location has remained near current levels for several quarters and we do not anticipate any major fluctuations in those percentages in the near term. The Asia/Pacific region leads in the manufacture of the finished goods in which our products are used. End market demand for those products is global and therefore dependent on aggregate global economic metrics and conditions such as personal incomes and business activity, and not necessarily on Asian and Pacific Rim regional economic factors.

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Germany, Japan, Singapore, Taiwan, Thailand, Mexico and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 55.5% of revenue, followed by the United States 15.5% and South Korea 7.1% during the quarter ended March 29, 2013. Two distributors that support a wide range of customers around the world accounted for 17.1% and 12.6% of our revenue in the quarter ended March 29, 2013, compared to 14.8% and 13.1% of revenue during the quarter ended March 30, 2012. Two original design manufacturers accounted for 9.3% and 6.6% of our revenue for the quarter ended March 29, 2013, compared to 8.8% and 7.8% of revenue during the quarter ended March 30, 2012.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 53.8% during the quarter ended March 29, 2013 compared to 54.6% during the quarter ended March 30, 2012. The decrease in gross margin was primarily due to product sales mix at the product family level along with lower production volume resulting in lower absorption of fixed overhead costs.

Generally, our personal computing and consumer products have lower gross margins than our industrial and infrastructure products. We strive to improve gross margins from their present levels by emphasizing new high-margin products and cost saving opportunities in our manufacturing chain. However, recent declines in production volume has affected per unit cost, exerting significant downward pressure on margins.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $7.0 million or 15.9% to $37.3 million during the quarter ended March 29, 2013 from $44.4 million during the quarter ended March 30, 2012, primarily as a result of lower headcount, mask costs, and other engineering related costs related to the restructuring actions taken in 2012.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $3.9 million or 11.3% to $30.4 million during the quarter ended March 29, 2013 from $34.2 million during the quarter ended March 30, 2012. The decrease was driven primarily by cost reduction initiatives primarily in labor and professional fees, and lower commission related costs as the result of lower revenue.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $0.7 million or 10.0% to $6.5 million during the quarter ended March 29, 2013 from $7.2 million during the quarter ended March 30, 2012. The decrease related to certain intangibles that became fully amortized during 2012.

Restructuring-related Costs

Restructuring-related costs were $16.8 million in the quarter ended March  29, 2013 and $1.5 million during the quarter ended March 30, 2012. On February 15, 2013, our Board of Directors approved a restructuring plan to prioritize sales and development efforts, strengthen financial performance and improve cash flow. The restructuring plan includes a reduction of approximately 18% of our worldwide workforce.

Other Income and Expenses

Interest Income

Interest income decreased $0.1 million to $0.1 million during the quarter ended March 29, 2013 from $0.2 million during the quarter ended March 30, 2012. The decrease was due primarily to the reduction of our cash balance.

Interest Expense and Fees

Interest expense and fees decreased $1.4 million to $0.7 million during the quarter ended March 29, 2013 from $2.0 million during the quarter ended March 30, 2012. The decrease was due to the reduction of the principal balance of our revolving credit facility in the fourth quarter of 2012.

Gain on Deferred Compensation Investments, Net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.3 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended March 29, 2013 we recorded a gain of $0.5 million on deferred compensation investments and an increase in compensation expense of $0.5 million.

Income Tax Benefit

Our income tax benefit was $22.8 million for the quarter ended March 29, 2013 compared to a minimal income tax benefit for the quarter ended March 30, 2012. The income tax benefit for the quarter ended March 29, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013 with the enactment of the American Taxpayer Relief ACT of 2012.  Excluding this item, the income tax benefit for the quarter ended March 29, 2013 was higher than the same quarter last year due to the pre-tax loss and a higher tax rate related to a greater portion of income in higher tax jurisdictions and certain losses incurred in a tax jurisdiction subject to an income tax holiday.

In determining net income (loss), we estimate and exercise judgment in the determination of tax benefit or expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

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

Business Outlook

In our first quarter 2013 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on April 24, 2013, we announced anticipated revenue for the second quarter of 2013 to be in the range of $135.0 million to $142.0 million. Based on this outlook, we stated that we expect second quarter 2013 loss per diluted share to be approximately $(0.03) to $(0.02) per share.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed materially from December 28, 2012. As of March 29, 2013, we had $17.5 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; dividend payments, and potential stock buybacks. As of March 29, 2013, our total shareholders’ equity was $988.8 million and we had $156.5 million in cash and cash equivalents. We had $4.8 million in short-term investments, consisting of bank time deposits, as of March 29, 2013.

As of March 29, 2013, approximately $150.4 million of our cash and cash equivalents was held by our foreign subsidiaries. Due to our transfer pricing tax election in connection with our Internal Revenue Service (“IRS”) audit, we have provided for federal and state taxation at approximately 37.5% and will not be subject to further taxation upon repatriation. Any future foreign earnings, in excess of the current cash balances, would be subject to U.S. taxes and foreign withholding taxes at the applicable statutory rate. We do not expect to repatriate foreign accumulated earnings in the foreseeable future.

As of March 29, 2013, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity.  Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 2.5% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of March 29, 2013, we were in compliance with all applicable covenants of the above mentioned credit agreement.

We believe we have the financial resources necessary to meet business requirements for the next 12 months domestically and in our foreign operations, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements, strategic investments or a stock buyback program.

Our primary sources and uses of cash during the quarters ended March 29, 2013 and March 30, 2012 were as follows (in millions):

	Quarter ended
	March 29, 2013	March 30, 2012
Sources (Uses) of Cash
Existing business performance and activities
Operating activities, including working capital changes	$ 16.2	$ 21.9
Cash flows from exercise of equity awards and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	2.9	(0.6)
	19.1	21.3
Other Uses of Cash
Capital expenditures, net of sale proceeds	(5.3)	(1.5)
Repayments of debt	-	(25.0)
Dividends paid	(15.3)	(15.4)

Cash/Investment Management Activities
(Increase) decrease in investments and foreign exchange effects	(0.8)	26.6
Net (decrease) increase in cash and cash equivalents	$ (2.3)	$ 6.0

For the quarter ended March 29, 2013 our operational cash flows were $16.2 million compared to $21.9 million in the quarter ended March 30, 2012. This decrease of $5.7 million was due to our lower operating income, primarily related to lower revenue (and related gross profit), and restructuring-related costs, partially offset by a tax receivable benefit and other changes in working capital, when compared to the same quarter last year. We received $2.9 million primarily from sales under the employee stock purchase plan. We used approximately $5.3  million for capital expenditures and  $15.3 million to pay shareholder dividends. The resulting decrease in cash was $2.3 million overall.

We strive to continually improve the cash flows from our existing business activities and return a substantial portion of that cash flow to shareholders. We continue to maintain and improve our existing business performance with necessary capital expenditures that may further improve our business and return on investment.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $2.3 million or 4.1% to $52.4 million as of March 29, 2013 from $54.7 million as of December 28, 2012. This decrease primarily reflects the decrease in sales.

Our net inventories decreased by $2.3 million or 3.1% to $72.6 million as of March 29, 2013 from $74.9 million as of December 28, 2012. Inventories decreased from year end as a result of decreased production. While we maintain stock of certain high volume products to ensure our lead times remain within customer expectations, we lowered overall inventory balances in response to sales volumes.

Capital Expenditures

Capital expenditures, net of sale proceeds were $5.3 million for the quarter ended March 29, 2013 and $1.5 million for the quarter ended March 30, 2012. Capital expenditures have been focused primarily on planned expansion of our Palm Bay, Florida facility and increases to test capacity for new products. We expect second quarter capital expenditures to be approximately $7.0 million to $10.0 million as we upgrade our internal production capability to achieve lower internal production costs.

Cash Flow from Stock Plans

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and sales under our employee stock purchase plan) were $2.9 million in the quarter ended March 29, 2013 compared to $0.6 million paid in the quarter ended March 30, 2012.

We have changed the mix of new share-based incentive grants to a larger proportion of Awards than Options. Awards do not yield cash proceeds from an exercise event as do Options, but may result in tax payments on shares withheld. Additionally, Option exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees.

The recent decline in stock price has resulted in many of our Options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from stock plans is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock and Repurchase of Common Stock

On January 30, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.3 million on February 22, 2013, to shareholders of record as of the close of business on February 12, 2013. On April 24, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on May 24, 2013, to shareholders of record as of the close of business on May 14, 2013.

Our Board of Directors has authorized the repurchase of up to $50.0 million of our common stock through August 2013. During the year ended December 28, 2012, we purchased and retired 1.9 million shares under the program at an average price per share of $8.03. We did not repurchase any of our common stock in the quarter ended March 29, 2013. The maximum dollar value that may yet be purchased under the plan is $34.7 million.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013.

Item 4.         Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of March 29, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings.

There were no material legal proceedings filed against Intersil during the quarter ended March 29, 2013, nor were there any material developments in existing legal proceedings to which Intersil is a party. Please reference our 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013, for a discussion of the material legal proceedings to which we are a party.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, filed with the SEC on February 22, 2013, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not purchase any shares under our stock repurchase program. A description of the maximum dollar value of common stock that may be purchased under our stock repurchase program is set forth in Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A, filed February 22, 2013).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10.1	Employment Agreement of Necip Sayiner effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 12, 2013).

10.2	Executive Change in Control Severance Benefits Agreement of Necip Sayiner dated March 14, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 12, 2013).

10.3

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective April 1, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 12, 2013).

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

/s/ Mercedes Johnson
Mercedes Johnson
Interim Chief Financial Officer

Date: May 3, 2013