Form 10-Q
period 2013-07-05
INTERSIL CORP/DE
filed 2013-08-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on  August 2, 2013:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	127,302,484

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.            Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Two quarters ended
	July 5, 2013	June 29, 2012	July 5, 2013	June 29, 2012

	(in thousands, except per share data)
Revenue	$ 144,834	$ 162,993	$ 276,558	$ 319,004
Cost of revenue	64,941	74,187	125,732	145,011
Gross margin	79,893	88,806	150,826	173,993

Operating costs and expenses:
Research and development	34,400	46,213	71,748	90,596
Selling, general and administrative	28,950	36,373	59,335	70,614
Amortization of purchased intangibles	6,442	7,217	12,938	14,433
Restructuring and related costs	2,793	8,253	19,627	9,794
Operating income (loss)	7,308	(9,250)	(12,822)	(11,444)
Interest income	43	123	96	312
Interest expense and fees	(479)	(1,788)	(1,173)	(3,836)
Gain (loss) on investments, net	498	(496)	955	226
Income (loss) before income taxes	7,370	(11,411)	(12,944)	(14,742)
Income tax expense (benefit)	6,368	3,081	(16,468)	3,070
Net income (loss)	$ 1,002	$ (14,492)	$ 3,524	$ (17,812)

Earnings (loss) per share:
Basic	$ 0.01	$ (0.11)	$ 0.03	$ (0.14)
Diluted	$ 0.01	$ (0.11)	$ 0.03	$ (0.14)

Cash dividends declared per common share	$ 0.12	$ 0.12	$ 0.24	$ 0.24

Weighted average common shares outstanding (in thousands):
Basic	127,223	127,506	126,796	127,061
Diluted	127,230	127,506	127,059	127,061

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter ended		Two quarters ended
	July 5, 2013	June 29, 2012	July 5, 2013	June 29, 2012

	(in thousands)

Net income (loss)	$ 1,002	$ (14,492)	$ 3,524	$ (17,812)
Unrealized loss on interest rate swaps	-	(1,949)	-	(2,176)
Tax effect	-	731	-	816
Realized losses on interest rate swaps, reclassified to net income (loss)	-	239	-	478
Tax effect	-	(90)	-	(179)
Currency translation adjustments	(212)	(403)	(1,039)	(59)
Comprehensive income (loss)	$ 790	$ (15,964)	$ 2,485	$ (18,932)

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 5, 2013	December 28, 2012

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 158,916	$ 158,810
Short-term investments	2,750	4,751
Trade receivables, net of allowances ($14,283 as of July 5, 2013 and $14,891 as of December 28, 2012)	49,358	54,684
Inventories	74,365	74,868
Prepaid expenses and other current assets	11,963	14,504
Income taxes receivable	1,420	-
Deferred income tax assets	30,893	20,006
Total Current Assets	329,665	327,623
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($236,575 as of July 5, 2013 and $228,079 as of December 28, 2012)	85,619	85,374
Purchased intangibles, net of accumulated amortization ($86,298 as of July 5, 2013 and $83,555 as of December 28, 2012)	68,283	82,998
Goodwill	565,424	565,424
Deferred income tax assets	74,666	85,526
Other non-current assets	76,802	80,841
Total Non-current Assets	870,794	900,163
Total Assets	$ 1,200,459	$ 1,227,786
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 26,353	$ 22,220
Accrued compensation	42,880	41,593
Deferred income	9,720	9,572
Other accrued expenses	19,737	22,307
Accrued restructuring	4,295	1,053
Non-income taxes payable	2,703	2,274
Income taxes payable	13,196	1,293
Total Current Liabilities	118,884	100,312
Non-current Liabilities:
Income taxes payable	86,168	111,724
Other non-current liabilities	17,373	21,142
Total Non-current Liabilities	103,541	132,866
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 127,287,498 shares issued and outstanding as of July 5, 2013 and 126,249,768 shares issued and outstanding as of December 28, 2012	1,273	1,263
Additional paid-in capital	1,640,826	1,659,895
Accumulated deficit	(666,266)	(669,790)
Accumulated other comprehensive income	2,201	3,240
Total Shareholders' Equity	978,034	994,608
Total Liabilities and Shareholders' Equity	$ 1,200,459	$ 1,227,786

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two quarters ended
	July 5, 2013	June 29, 2012

	(in thousands)
Operating Activities
Net income (loss)	$ 3,524	$ (17,812)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	23,298	24,191
Provisions for inventory obsolescence	5,094	3,113
Equity-based compensation	10,936	13,989
Tax effect and excess tax benefit of equity-based awards	(331)	(17)
Loss on disposal of property and equipment	63	32
Impairment of long-lived assets	1,777	-
Gain on long-term investments	(625)	-
Deferred income taxes	(28)	11,828
Changes in operating assets and liabilities:
Trade receivables	5,326	2,019
Inventories	(4,591)	9,325
Prepaid expenses and other current assets	2,542	2,541
Trade payables and accrued liabilities	9,101	22
Income taxes	(15,073)	(59,993)
Other, net	(143)	534
Net cash flows from operating activities	40,870	(10,228)

Investing Activities
Proceeds from short-term investments	2,000	26,500
Proceeds from recovery on long-term investments	625	-
Proceeds from sales of property, plant and equipment	-	55
Purchase of property, plant and equipment	(12,311)	(4,671)
Net cash flows from investing activities	(9,686)	21,884

Financing Activities
Proceeds and excess tax benefit received from equity-based awards	1,011	1,069
Repayments of long-term debt	-	(50,000)
Payment of credit facility fees	-	(425)
Dividends paid	(31,215)	(31,420)
Net cash flows from financing activities	(30,204)	(80,776)
Effect of exchange rates on cash and cash equivalents	(874)	(520)
Net change in cash and cash equivalents	106	(69,640)
Cash and cash equivalents at the beginning of the period	158,810	383,693
Cash and cash equivalents at the end of the period	$ 158,916	$ 314,053

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

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 is a 53 week period with an extra week included in our second quarter. Quarterly or annual periods vary from exact calendar quarters or years.

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

Note 2 — Investments and Fair Value Measurements

Investments

We classify bank time deposits as available for sale (“AFS”) and record them at fair value.

We have no unrealized gains or losses on AFS investments recorded in accumulated other comprehensive income (loss) as of July 5, 2013 or December 28, 2012.

We recognized  a gain of $0.6 million in our consolidated statements of operations during the quarter and two quarters ended July 5, 2013 related to the recovery of previously recognized losses on auction rate securities. There were no recognized gains or losses on investments included in our consolidated statements of operations during the quarter or two quarters ended June 29, 2012.

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

We determine fair value on the following assets and liabilities using these input levels (in millions):

Fair value as of July 5, 2013 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 2.8	$ -	$ 2.8
Other non-current assets:
Deferred compensation investments	10.8	0.9	9.9
Total assets measured at fair value	$ 13.6	$ 0.9	$ 12.7

Fair value as of December 28, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4.8	$ -	$ 4.8
Other non-current assets:
Deferred compensation investments	11.1	0.4	10.7
Total assets measured at fair value	$ 15.9	$ 0.4	$ 15.5

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters or two quarters ended July 5, 2013 and June 29, 2012.

Note 3 — Inventories

Inventories are summarized below (in millions):

	As of	As of
	July 5, 2013	December 28, 2012
Finished products	$ 21.6	$ 25.2
Work in process	50.0	46.8
Raw materials	2.8	2.9
Total inventories	$ 74.4	$ 74.9

Note 4 — Goodwill and Purchased Intangibles

Goodwill — The following table summarizes changes in the goodwill balance for our one reportable segment (in millions):

Gross goodwill balance as of December 28, 2012	$ 1,720.1
Impairment charge (recorded in 2008)	(1,154.7)
Goodwill balance as of December 28, 2012 and July 5, 2013	$ 565.4

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

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of four to seven years (in millions).

	As of July 5, 2013		As of December 28, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Definite-lived: developed technologies	$ 106.0	$ 61.2	$ 113.6	$ 58.3
Definite-lived: other	48.6	25.1	53.0	25.3
Total purchased intangibles	$ 154.6	$ 86.3	$ 166.6	$ 83.6

Expected amortization expense by year to the end of the current amortization schedule is as follows (in millions):

To be recognized in:
Fiscal year 2013, remaining	$ 11.6
Fiscal year 2014	22.3
Fiscal year 2015	16.7
Fiscal year 2016	9.0
Fiscal year 2017	6.8
Thereafter	1.9
Total expected amortization expense	$ 68.3

Purchased intangibles were evaluated for impairment during the quarter ended July 5, 2013 and we recognized an impairment charge of $1.8 million on certain developed technology intangibles due to cost reduction initiatives included in our February 2013 restructuring plan (See Note 5).  The impairment charge is included as a component of restructuring and related costs in our consolidated statements of operations.

Note 5 — Restructuring

On February 15, 2013, our Board of Directors approved a restructuring plan (the “February 2013 plan”) to prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The February 2013 plan includes a reduction of approximately 18% of our worldwide workforce. We recorded restructuring and related costs of $19.6 million for the two quarters ended July 5, 2013. The February 2013 plan is substantially complete.  During 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. The 2012 restructuring plans were substantially completed at the end of the fourth quarter of 2012.  No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in accrued restructuring on our consolidated balance sheets (in millions):

	Restructuring activity from the February 2013 plan	Restructuring activity from plans initiated in 2012	Combined plans
Balance as of December 28, 2012	$ -	$ 1.1	$ 1.1

Costs incurred
Severance costs	12.2	0.1	12.3
Lease exit costs	0.8	-	0.8
Other costs	6.5	-	6.5
Cash payments
Severance payments	(8.6)	(0.4)	(9.0)
Lease exit payments	(0.6)	(0.2)	(0.8)
Other payments	(0.3)	(0.2)	(0.5)
Non-cash items in restructuring	(6.1)	-	(6.1)

Balance as of July 5, 2013	$ 3.9	$ 0.4	$ 4.3

Other costs include certain prepaid, intangible and other assets that were written off as a result of the restructuring initiative.

See Note 13 — Subsequent Events for information related to a restructuring plan adopted on July 24, 2013, not included above.

Note 6 — Income Taxes

We include income taxes for the interim periods in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of July 5, 2013, the estimated annual effective tax rate for 2013 is approximately 100%, which differs from the 35% statutory corporate tax rate primarily due to lower statutory tax rates applicable to our operations in many of the foreign jurisdictions in which we operate.  The impact of this foreign rate differential will beneficially or adversely impact the effective tax rate dependent upon the financial results of those foreign operations. Furthermore, significant drivers of the estimated annual tax rate for 2013 include the benefit of the U.S. research & development credit, offset by the impact of certain permanently non-deductible items, such as stock based compensation associated with our cost sharing arrangement.  The actual year to date 2013 tax provision also includes a $5.7 million discrete tax benefit associated with the reinstatement of the federal research tax credit retroactive to the beginning of 2012 as well as discrete tax charge of $2.1 million related to tax deficiencies in share based compensation.

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in millions):

Beginning balance (includes $5.3 million of interest and penalties as of December 28, 2012)	$ 112.9
Increases related to prior year tax positions	1.2
Ending balance (includes $6.4 million of interest and penalties as of July 5, 2013)	$ 114.1

The increase in UTBs related to prior year tax positions is due mainly to accrued interest on the UTBs.  The balance in UTBs is primarily related to transfer pricing and a provision established related to an Internal Revenue Service (“IRS”) examination for tax years 2008-2009.

We continue to be under IRS examination related to tax years 2008 and 2009.  We have made substantial progress with the IRS this quarter; however, as the final resolution of the examination process remains uncertain for those years, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $0.5 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007,  $25.0 million related to the federal and state tax impact of the settlement with the IRS for tax years 2008-2009, and $2.8 million due to the expiration of the statute of limitation on certain items.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our consolidated statements of operations.  During the quarter and two quarters ended July 5, 2013, we recognized $1.5 million and $2.1 million, respectively, of income tax expense resulting from tax deficiencies related to share-based compensation in our consolidated statements of operations. We did not recognize any tax expense resulting from tax deficiencies during the two quarters ended June 29, 2012.

Note 7 — Long-Term Debt

We have a  five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We currently do not have any outstanding borrowings under the Facility. For the two quarters ended June 29, 2012, we paid $2.1 million in interest related to outstanding debt.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters.  We had outstanding letters of credit totaling $1.4 million as of July 5, 2013, and $2.2 million as of December 28, 2012. The standby letters of credit are secured by short-term bank time deposits.

Note 8 — Common Stock and Dividends

Dividends — On April 24, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.9 million on May 24, 2013, to shareholders of record as of the close of business on May 14, 2013. On July 29, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on August 30, 2013, to shareholders of record as of the close of business on August 20, 2013.

Class A Common Stock — Share activity for Class A common stock since December 28, 2012 (in thousands):

Balance as of December 28, 2012	126,250
Shares issued under stock plans, net of shares withheld for taxes	1,038
Balance as of July 5, 2013	127,288

On August 6, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of Intersil’s common stock. The stock repurchase program expired on August 6, 2013 and no further shares may be repurchased under the plan. We repurchased 1.9 million shares under the program at an average price of $8.03 per share. During the two quarters ended July 5, 2013, we did not repurchase any shares under the program.

Note 9 — Equity-based Compensation

Grant Date Fair Values and Underlying Assumptions — For options granted, we estimated the fair value of each stock option (“Option”) as of the grant with the following assumptions:

	Two quarters ended
	July 5, 2013	June 29, 2012
Weighted-average volatility	38.2%	39.4%
Weighted-average dividend yield	5.7%	4.3%
Weighted-average risk-free interest rate	0.6%	0.9%
Weighted-average expected life, in years	2.6	5.0

The following table represents the weighted-average fair value compensation cost per share of stock options and restricted and deferred stock awards (“Awards”) granted:

Two quarters ended
	July 5, 2013	June 29, 2012
Options	$ 1.67	$ 2.81
Awards	$ 8.33	$ 10.39
Aggregate	$ 7.63	$ 6.52

Equity-based Compensation Summary — The following table presents information about Options and Awards as of July 5, 2013 and activity for the two quarters ended.

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in millions)	(in millions)
Outstanding as of December 28, 2012	11,946	$ 14.9	3.7	3,367
Granted	340	8.4	6.7	2,914
Exercised (1)	(21)	4.5	-	(826)
Canceled	(3,159)	17.8	2.1	(589)
Outstanding as of July 5, 2013	9,105	$ 13.6	3.7	4,865	$ 37.2	$ 29.0

As of July 5, 2013
Exercisable/vested (1)	6,485	$ 14.4	3.1	74	$ 0.6
Number vested and expected to ultimately vest	8,751	$ 13.6	3.7	3,843	$ 29.4

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of July 5, 2013 were 74,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Two quarters ended
	July 5, 2013	June 29, 2012

($ in millions, share data in thousands)
Shares issued under the employee stock purchase plan	408	392
Aggregate intrinsic value of Options exercised	$ 0.1	$ 0.2

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our consolidated statements of operations (in millions):

	Quarter ended		Two quarters ended
	July 5, 2013	June 29, 2012	July 5, 2013	June 29, 2012
By statement of operations line item
Cost of revenue	$ 0.4	$ 0.5	$ 0.8	$ 0.9
Research and development	2.1	3.7	4.4	6.8
Selling, general and administrative	3.1	4.4	5.7	6.3
By stock type
Options	$ 1.1	$ 2.9	$ 3.0	$ 5.4
Awards	4.2	5.4	7.4	7.9
Employee stock purchase plan	0.3	0.3	0.5	0.7

	As of July 5, 2013	As of December 28, 2012

Equity-based compensation capitalized in inventory (in millions):	$ 0.4	$ 0.3

Market and Performance-based Grants — As of July 5, 2013, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	July 5, 2013
	Options	Awards

Market and performance-based units outstanding	779.2	1,066.5
Maximum shares that could be issued assuming the highest level of performance	1,061.9	1,975.4
Market and performance-based shares expected to vest	384.9	1,048.9
Amount to be recognized as compensation cost over the performance period (in millions):	$ 1.9	$ 5.7

Note 10 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter ended		Two quarters ended
	July 5, 2013	June 29, 2012	July 5, 2013	June 29, 2012
Numerator:
Net income (loss) to common shareholders	$ 1,002	$ (14,492)	$ 3,524	$ (17,812)
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	127,223	127,506	126,796	127,061
Effect of Options and Awards	7	-	263	-
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	127,230	127,506	127,059	127,061
Earnings (loss) per share:
Basic	$ 0.01	$ (0.11)	$ 0.03	$ (0.14)
Diluted	$ 0.01	$ (0.11)	$ 0.03	$ (0.14)
Anti-dilutive shares not included in the above calculations:
Awards	4,865	3,860	1,548	3,860
Options	8,479	14,209	8,471	14,209

Note 11 — Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog, mixed-signal and power management ICs. Our chief executive officer is our chief operating decision-maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters — We are currently party to various claims and legal proceedings. In our opinion, no material loss is anticipated from such claims and proceedings.

Indemnifications — We incur indemnification obligations for intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

Note 13 — Subsequent Events

On July 24, 2013, we adopted a resource rebalancing plan to better align operating expenses with strategic growth areas to improve competitiveness and execution across the business. The plan includes a reduction of the workforce by approximately 150 employees, with resulting restructuring-related charges of $8 million to $12 million, including severance costs of approximately $6 million to $9 million, to be recorded in our third quarter of 2013. The remainder relates to lease impairment charges, primarily costs to consolidate facilities in North America.

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

We will perform our next annual test of goodwill impairment in the fourth quarter of 2013 or if indicators of impairment exist, in interim periods. If we experience declines in our stock price, which are considered severe or for more than a short duration, such that our market capitalization is sustained at a value less than our carrying book value of equity, we may need to perform additional analysis in advance of the annual test in the fourth quarter.  In addition, we may incur events or circumstances that might trigger an interim evaluation of impairment of a reporting unit’s goodwill prior to the required annual test. Various factors must be considered, including adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. We can provide no assurance that the significant assumptions used in our analysis will not change substantially and any additional analysis could result in additional impairment charges. See additional disclosures regarding the judgments and estimates related to the assessment of recoverability of goodwill in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Results of Operations

Consolidated statements of operations data and percentage of revenue for the periods:

	Quarter ended		Two quarters ended
	July 5, 2013	June 29, 2012	July 5, 2013	June 29, 2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.8%	45.5%	45.5%	45.5%
Gross margin	55.2%	54.5%	54.5%	54.5%
Operating costs and expenses:
Research and development	23.8%	28.4%	25.9%	28.4%
Selling, general and administrative	20.0%	22.3%	21.5%	22.1%
Amortization of purchased intangibles	4.4%	4.4%	4.7%	4.5%
Income from intellectual property agreement
Restructuring and related costs	2.0%	5.1%	7.0%	3.1%
Operating income (loss)	5.0%	(5.7%)	(4.6%)	(3.6%)
Interest income	—%	0.1%	—%	0.1%
Interest expense and fees	(0.3%)	(1.1%)	(0.4%)	(1.2%)
Gain (loss) on investments, net	0.3%	(0.3%)	0.3%	0.1%
Income (loss) before income taxes	5.0%	(7.0%)	(4.7%)	(4.6%)
Income tax expense (benefit)	4.4%	1.9%	(6.0%)	1.0%
Net income (loss)	0.6%	(8.9%)	1.3%	(5.6%)

Fiscal year 2013 is a 53 week period with an extra week included in our second quarter.

Revenue and Gross Margin

Revenue decreased $18.2 million or 11.1% to $144.8 million during the quarter ended July 5, 2013 from $163.0 million during the quarter ended June 29, 2012. Revenue from the personal computing market decreased 28.5% compared to the quarter ended June 29, 2012, and revenue from the industrial & infrastructure market decreased 9.1%, while revenue from the consumer market increased 7.4%. The quarter ended July 5, 2013 included an extra week.

Revenue by end market was as follows ($ in millions):

	Quarter ended
	July 5, 2013		June 29, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 87.0	60.1%	$ 95.8	58.8%
Personal computing	28.6	19.7%	40.0	24.6%
Consumer	29.2	20.2%	27.2	16.6%
Total	$ 144.8	100.0%	$ 163.0	100.0%

	Two quarters ended
	July 5, 2013		June 29, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 164.6	59.5%	$ 182.7	57.3%
Personal Computing	59.5	21.5%	79.4	24.9%
Consumer	52.5	19.0%	56.9	17.8%
Total	$ 276.6	100.0%	$ 319.0	100.0%

Revenue decreased $42.4 million or 13.3% to $276.6 million during the two quarters ended July 5, 2013 from $319.0 million during the two quarters ended June 29, 2012. Revenue from the personal computing market decreased 25.0% compared to the two quarters ended June 29, 2012, due to unfavorable PC trends and our reduced market share in the next generation Intel platforms. We expect the decline in our revenues from personal computing market to continue over the next few quarters. Revenue from the industrial & infrastructure market decreased 9.9% and revenue from the consumer market decreased 7.7%. During the third quarter, we expect revenues from our industrial and infrastructure end market to be down slightly on an absolute basis, but up slightly on a run-rate basis, adjusting for the 14-week period in the second fiscal quarter. We expect our revenue from consumer market to grow in the third quarter due to improved demand for our products sold into handsets, tablets and gaming consoles as well as favorable seasonal trends.

In aggregate, lower overall unit demand in the quarter ended July 5, 2013, decreased revenue by $12.1 million from the quarter ended June 29, 2012, levels and a decrease in average selling prices (“ASPs”) for the related product mix decreased revenue from the quarter ended June 29, 2012, levels by $6.0 million.

Lower overall unit demand in the two quarters ended July 5, 2013, decreased revenue by $23.7 million from the two quarters ended June 29, 2012, levels and a decrease in ASPs for the related product mix decreased revenue from the two quarters ended June 29, 2012, levels by $18.7 million.

Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Geographically, quarter-to-date revenue was derived from the Asia/Pacific, North America and Europe regions as follows ($ in millions):

	Two quarters ended
	July 5, 2013		June 29, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$ 208.4	75.4%	$ 249.3	78.1%
North America	46.0	16.6%	47.2	14.8%
Europe and other	22.2	8.0%	22.5	7.1%
Total	$ 276.6	100.0%	$ 319.0	100.0%

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Germany, Japan, Singapore, Taiwan, Thailand, Mexico and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 53.5% of revenue, followed by the United States 15.6% and South Korea 6.6% during the two quarters ended July 5, 2013. Two distributors that support a wide range of customers around the world accounted for 17.4% and 12.1% of our revenue in the two quarters ended July 5, 2013, compared to 14.7% and 13.7% of revenue during the two quarters ended June 29, 2012. Two original design manufacturers accounted for 7.8% and 6.4% of our revenue for the two quarters ended July 5, 2013, compared to 8.5% and 7.6% of revenue during the two quarters ended June 29, 2012.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 55.2% during the quarter ended July 5, 2013 compared to 54.5% during the quarter ended June 29, 2012. The increase in gross margin was primarily due to a change in the mix of products sold.

As a percentage of sales, gross margin was 54.5% during the two quarters ended July 5, 2013 and remained flat as compared to the two quarters ended June 29, 2012.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $11.8 million or 25.6% to $34.4 million during the quarter ended July 5, 2013 from $46.2 million during the quarter ended June 29, 2012, primarily as a result of lower headcount and other cost reductions from our restructuring actions and lower mask costs. The quarter ended July 5, 2013 included an extra week.

R&D expenses decreased $18.8 million or 20.8% to $71.7 million during the two quarters ended July 5, 2013 from $90.6 million during the two quarters ended June 29, 2012, primarily as a result of lower headcount and other cost reductions related to the restructuring actions and lower mask costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $7.4 million or 20.4% to $29.0 million during the quarter ended July 5, 2013 from $36.4 million during the quarter ended June 29, 2012. The decrease was driven primarily by cost reduction initiatives primarily in labor and professional fees. The quarter ended July 5, 2013 included an extra week.

SG&A expenses decreased $11.3 million or 16.0% to $59.3 million during the two quarters ended July 5, 2013 from $70.6 million during the two quarters ended June 29, 2012. The decrease was driven primarily by cost reduction initiatives primarily in labor and professional fees.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $0.8 million or 10.7% to $6.4 million during the quarter ended July 5, 2013 from $7.2 million during the quarter ended June 29, 2012. Amortization of purchased intangibles decreased $1.5 million or 10.4% to $12.9 million during the two quarters ended July 5, 2013 from $14.4 million during the two quarters ended June 29, 2012. The decrease was due to certain intangibles that became fully amortized during 2012 and the write-off of certain intangible assets to restructuring and related cost during the current quarter.

Restructuring-related Costs

Restructuring-related costs were $2.8 million in the quarter ended July 5, 2013 and  $8.3 million during the quarter ended June 29, 2012. Restructuring-related costs were $19.6 million in the two quarters ended July 5, 2013 and $9.8 million during the two quarters ended June 29, 2012. On February 15, 2013, we adopted a restructuring plan (the “February 2013 plan”) to prioritize sales and development efforts, strengthen financial performance and improve cash flow. The February 2013 plan included a reduction of approximately 18% of our worldwide workforce.

Other Income and Expenses

Interest Income

Interest income was minimal for the quarter ended July 5, 2013 and $0.1 million for the quarter ended June 29, 2012. Interest income decreased $0.2 million to $0.1 million during the two quarters ended July 5, 2013 from $0.3 million during the two quarters ended June 29, 2012. The decrease was due primarily to reductions of our cash balances.

Interest Expense and Fees

Interest expense and fees decreased $1.3 million to $0.5 million during the quarter ended July 5, 2013 from $1.8 million during the quarter ended June 29, 2012. Interest expense and fees decreased to $1.2 million during the two quarters ended July 5, 2013 from $3.8 million during the two quarters ended June 29, 2012. The decrease was primarily due to the reduction of the principal balance of our revolving credit facility in the fourth quarter of 2012.

Gain (Loss) on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $10.8 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended July 5, 2013, we recorded a loss of $0.1 million on deferred compensation investments and a minimal decrease in compensation expense. During the two quarters ended July 5, 2013, we recorded a gain of $0.3 million on deferred compensation investments and an increase in compensation expense of $0.5 million.

During the quarter and two quarters ended July 5, 2013, we recorded a gain of $0.6 million on the recovery of previously recognized losses on auction rate securities.

Income Tax Expense (Benefit)

Our income tax expense was $6.4 million for the quarter ended July 5, 2013 compared to an income tax expense of $3.1 million for the quarter ended June 29, 2012. For the quarter ended July 5, 2013, we included a discrete tax expense of $1.5 million related to tax deficiencies in share-based compensation. The quarter ended June 29, 2012, included an $11.7 million discrete tax charge related to the election of Revenue Procedure 99-32 for tax years 2005-2007, based on our settlement with the Internal Revenue Service (“IRS”) in our second quarter of 2012. Excluding these items, the effective tax rate was 62.9% for the quarter ended July 5, 2013 compared to 75.0% for the quarter ended June 29, 2012. The effective tax rate differs from the 35% statutory corporate tax rate primary due to losses in foreign jurisdictions with lower statutory tax rates and  permanent non-deductible items, such as stock based compensation associated with our cost sharing arrangement.

Our income tax benefit was $16.5 million for the two quarters ended July 5, 2013 compared to an income tax expense of $3.1 million for the two quarters ended June 29, 2012. The two quarters ended July 5, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013 with the enactment of the American Taxpayer Relief ACT of 2012 as well as the discrete tax charge of $2.1 million related to tax deficiencies in share based compensation. The two quarters ended June 29, 2012 included an $11.7 million discrete tax charge related to the election of Revenue Procedure 99-32 for tax years 2005-2007.  Excluding these items, the effective tax rate was 104.6% for the two quarters ended July 5, 2013, compared to 66.0% for the two quarters ended June 29, 2012.  The increase was due to the impact of income and losses in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate, as described below.

During the quarter ended June 29, 2012, we reached a settlement with the IRS in connection with the 2005 – 2007 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and the valuation of intangible property sold to our controlled foreign corporation (“CFC”). The settlement resulted in a $57.6 million reduction in unrecognized tax benefits (“UTBs”), which was a component of income taxes payable, comprised of a cash payment of $46.6 million to the IRS and an $11.0 million decrease in deferred tax assets related federal R&D tax credits. The $46.6 million cash payment consisted of $34.2 million of additional tax due, $11.8 million of interest and $0.6 million of penalties. We further reduced the UTB balance with a $6.0 million payment to the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $63.6 million. In connection with the transfer pricing adjustments for the 2005 – 2007 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election allowed us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the CFCs. As mentioned above, we recorded an $11.7 million discrete tax charge to income tax expense and increased income taxes payable, of which $7.4 million was a component of our UTBs, for interest based on the election. We repatriated $162.3 million of cash during 2012 related to the settlement.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the United States and many foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to retain this holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia.  Absent such tax incentives, the corporate income tax rate in Malaysia that would otherwise apply to us would be 25%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial as the benefits provided under the present tax concession arrangement.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was an expense of $4.0 million and a related effective tax rate impact of approximately 54.2% for the quarter ended July 5, 2013 compared to an expense of $0.6 million and a related effective tax rate benefit of approximately 5.3% for the quarter ended June 29, 2012.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $7.0 million and a related effective tax rate impact of approximately 54.2% for the two quarters ended July 5, 2013 compared to an expense of $0.8 million and a related effective tax rate benefit of approximately 5.3% for the two quarters ended June 29, 2012.

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

Business Outlook

In our second quarter 2013 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on July 30, 2013, we announced anticipated revenue for the third quarter of 2013 to be in the range of $146.0 million to $152.0 million. Based on this outlook, we stated that we expect third quarter 2013 loss per diluted share to be approximately $(0.03) to $(0.01) per share.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed materially from December 28, 2012. As of July 5, 2013, we had $18.5 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; dividend payments, and potential stock buybacks. As of July 5, 2013, our total shareholders’ equity was $978.0 million and we had $158.9 million in cash and cash equivalents. We had $2.8 million in short-term investments, consisting of bank time deposits, as of July 5, 2013.

As of July 5, 2013, approximately $106.4 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in anticipation of the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of approximately $125.0 million.  Therefore, all of the $106.4 million of our cash and cash equivalents held by our foreign subsidiaries as July 5, 2013 would not be subject to further taxation upon repatriation.

As of July 5, 2013, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 2.5% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of July 5, 2013, we were in compliance with all applicable covenants of the above mentioned credit agreement.

We believe we have the financial resources necessary to meet business requirements for the next 12 months domestically and in our foreign operations, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements, strategic investments or a stock buyback program.

Our primary sources and uses of cash during the quarters ended July 5, 2013 and June 29, 2012 were as follows (in millions):

	Two quarters ended
	July 5, 2013	June 29, 2012
Sources (Uses) of Cash
Existing business performance and activities
Operating activities, including working capital changes	$ 40.9	$ (10.2)
Cash flows from exercise of equity awards and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	1.0	1.0

Other Uses of Cash
Capital expenditures, net of sale proceeds	(12.3)	(4.6)
Fees on debt amendment	-	(0.4)
Repayments of debt	-	(50.0)
Dividends paid	(31.2)	(31.4)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	1.7	26.0
Net increase (decrease) in cash and cash equivalents	$ 0.1	$ (69.6)

For the two quarters ended July 5, 2013, our cash flows from operations were $40.9 million compared to cash flows used of $10.2 million in the two quarters ended June 29, 2012. During the two quarters ended June 29, 2012, we made tax payments of $46.6 million to the IRS for tax years 2005-2007, which reduced our cash flow from operations. In addition, we had net income of $3.5 million in the two quarters ended July 5, 2013 compared to a net loss of $17.8 million in the same period last year. We received $1.0 million primarily from sales under the employee stock purchase plan. We used approximately $12.3 million for capital expenditures and $31.2 million to pay shareholder dividends. The resulting increase in cash was $0.1 million overall for the two quarters ended July 5, 2013.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, decreased by $5.3 million or 9.7% to $49.4 million as of July 5, 2013 from $54.7 million as of December 28, 2012. This decrease was primarily a result of improved linearity of revenue.

Our net inventories decreased by $0.5 million or 0.7% to $74.4 million as of July 5, 2013 from $74.9 million as of December 28, 2012.

Capital Expenditures

Capital expenditures, net of sale proceeds, were $12.3 million for the two quarters ended July 5, 2013 and $4.6 million for the two quarters ended June 29, 2012. Capital expenditures have been focused primarily on planned expansion of our Palm Bay, Florida facility and increases to test capacity for new products. We expect third quarter capital expenditures to be approximately $5.0 million to $8.0 million as we upgrade our internal production capability to achieve lower internal production costs.

Cash Flow from Stock Plans

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and under our employee stock purchase plan) were $1.0 million in the two quarters ended July 5, 2013 compared to $1.0 million received in the two quarters ended June 29, 2012.

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

Dividends on Common Stock and Repurchase of Common Stock

On April 24, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.9 million on May 24, 2013, to shareholders of record as of the close of business on May 14, 2013. On July 29, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on August 30, 2013, to shareholders of record as of the close of business on August 20, 2013.

Our Board of Directors previously authorized the repurchase of up to $50.0 million of our common stock through August 6, 2013. During the year ended December 28, 2012, we purchased and retired 1.9 million shares under the program at an average price per share of $8.03. We did not repurchase any of our common stock in the two quarters ended July 5, 2013. The plan expired on August 6, 2013 and no further shares may be purchased under the plan.

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

Item 4.         Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 5, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of July 5, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 5, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings.

In the litigation brought by Texas Advance Optical Solutions, Inc. (‘TAOS’), the judge issued a claim construction order in June 2013.  Subsequently, there will be further discovery and pre-trial motion practice. A trial has been tentatively scheduled for April 2014.

A portion of our activities are subject to export control regulations by the U.S. Department of State (DOS) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it is considering pursuing administrative proceedings under Part 128 of the ITAR. Discussions with DDTC regarding this matter are ongoing.  We cannot predict the precise timing or probable outcome of any regulatory consequences related to the potential ITAR violations. Moreover, due our inability to predict the probable outcome of any administrative proceedings, we cannot make a reasonable estimate of the potential loss or range of losses at this time.

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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A, filed February 22, 2013).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10.1	Executive Change in Control Severance Benefits Agreement of Mark Downing dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 7, 2013).

31.(A)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.(B)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Date: August 9, 2013