Form 10-Q
period 2013-10-04
INTERSIL CORP/DE
filed 2013-11-07
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2013

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).☒Yes☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on November 1, 2013:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	127,682,555

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012

	(in thousands, except per share data)
Revenue	$ 152,644	$ 151,406	$ 429,202	$ 470,410
Cost of revenue	68,008	69,502	193,740	214,513
Gross margin	84,636	81,904	235,462	255,897

Operating costs and expenses:
Research and development	31,311	38,733	103,059	129,329
Selling, general and administrative	27,083	30,191	86,418	100,805
Amortization of purchased intangibles	6,080	7,105	19,018	21,539
Provision for export compliance settlement	6,000	-	6,000	-
Income from IP agreement	-	(13,412)	-	(13,412)
Restructuring and related costs	9,067	44	28,694	9,838
Operating income (loss)	5,095	19,243	(7,727)	7,798
Interest expense and fees, net	(429)	(1,900)	(1,506)	(5,424)
Gain on investments, net	893	654	1,848	881
Income (loss) before income taxes	5,559	17,997	(7,385)	3,255
Income tax expense (benefit)	13,737	16,014	(2,731)	19,084
Net (loss) income	$ (8,178)	$ 1,983	$ (4,654)	$ (15,829)

(Loss) earnings per share:
Basic	$ (0.06)	$ 0.02	$ (0.04)	$ (0.12)
Diluted	$ (0.06)	$ 0.02	$ (0.04)	$ (0.12)

Cash dividends declared per common share	$ 0.12	$ 0.12	$ 0.36	$ 0.36

Weighted average common shares outstanding (in thousands):
Basic	127,339	127,540	126,972	127,221
Diluted	127,339	127,562	126,972	127,221

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Quarter ended		Three quarters ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012

	(in thousands)

Net (loss) income	$ (8,178)	$ 1,983	$ (4,654)	$ (15,829)
Unrealized loss on interest rate swaps	-	(896)	-	(3,073)
Tax effect	-	336	-	1,152
Realized losses on interest rate swaps, reclassified to net (loss) income	-	239	-	717
Tax effect	-	(90)	-	(269)
Currency translation adjustments	649	543	(390)	484
Comprehensive (loss) income	$ (7,529)	$ 2,115	$ (5,044)	$ (16,818)

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 4, 2013	December 28, 2012

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 166,800	$ 158,810
Short-term investments	-	4,751
Trade receivables, net of allowances ($15,048 as of October 4, 2013 and $14,891 as of December 28, 2012)	57,641	54,684
Inventories	66,362	74,868
Prepaid expenses and other current assets	10,983	14,504
Income taxes receivable	4,243	-
Deferred income tax assets	18,832	20,006
Total Current Assets	324,861	327,623
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($241,802 as of October 4, 2013 and $228,079 as of December 28, 2012)	83,538	85,374
Purchased intangibles, net of accumulated amortization ($92,378 as of October 4, 2013 and $83,555 as of December 28, 2012)	62,203	82,998
Goodwill	565,424	565,424
Deferred income tax assets	74,700	85,526
Other non-current assets	75,910	80,841
Total Non-current Assets	861,775	900,163
Total Assets	$ 1,186,636	$ 1,227,786
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 26,075	$ 22,220
Accrued compensation	41,865	41,593
Deferred income	10,226	9,572
Other accrued expenses	25,503	22,307
Accrued restructuring	7,524	1,053
Non-income taxes payable	3,364	2,274
Income taxes payable	5,750	1,293
Total Current Liabilities	120,307	100,312
Non-current Liabilities:
Income taxes payable	88,450	111,724
Other non-current liabilities	15,488	21,142
Total Non-current Liabilities	103,938	132,866
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 127,679,012 shares issued and outstanding as of October 4, 2013 and 126,249,768 shares issued and outstanding as of December 28, 2012	1,277	1,263
Additional paid-in capital	1,632,708	1,659,895
Accumulated deficit	(674,444)	(669,790)
Accumulated other comprehensive income	2,850	3,240
Total Shareholders' Equity	962,391	994,608
Total Liabilities and Shareholders' Equity	$ 1,186,636	$ 1,227,786

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters ended
	October 4, 2013	September 28, 2012

	(in thousands)
Operating Activities
Net loss	$ (4,654)	$ (15,829)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	33,085	36,128
Equity-based compensation	15,223	19,289
Tax effect and excess tax benefit of equity-based awards	(350)	(2)
Loss (gain) on disposal of property, plant and equipment	102	(95)
Non-cash portion of restructuring charges	7,319	-
Gain on long-term investments	(866)	-
Deferred income taxes	12,000	10,331
Changes in operating assets and liabilities:
Trade receivables	(2,957)	1,797
Inventories	8,506	16,266
Prepaid expenses and other current assets	(335)	1,759
Trade payables and accrued liabilities	17,250	(8,127)
Income taxes	(23,061)	(48,344)
Other, net	(818)	(776)
Net cash flows from operating activities	60,444	12,397

Investing Activities
Proceeds from short-term investments	4,750	26,500
Proceeds from recovery of long-term investments	866	-
Proceeds from sales of property, plant and equipment	-	180
Purchase of property, plant and equipment	(15,772)	(5,665)
Net cash flows from investing activities	(10,156)	21,015

Financing Activities
Proceeds and excess tax benefit received from equity-based awards	4,271	4,088
Repayments of long-term debt	-	(50,000)
Payment of credit facility fees	-	(856)
Dividends paid	(46,554)	(46,818)
Repurchase of common stock	-	(6,398)
Net cash flows from financing activities	(42,283)	(99,984)
Effect of exchange rates on cash and cash equivalents	(15)	(11)
Net change in cash and cash equivalents	7,990	(66,583)
Cash and cash equivalents at the beginning of the period	158,810	383,693
Cash and cash equivalents at the end of the period	$ 166,800	$ 317,110

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

We have no unrealized gains or losses on AFS investments recorded in accumulated other comprehensive income as of October 4, 2013 or December 28, 2012.

We recognized  a gain of $0.3 million and $0.9 million in our consolidated statements  of operations during the quarter and three quarters ended October 4, 2013, respectively, related to the recovery of previously recognized losses on auction rate securities. There were no recognized gains or losses on investments included in our consolidated statements of operations during the quarter or three quarters ended September 28, 2012.

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

We determine the fair value of our assets and liabilities utilizing three levels of inputs, focusing on the most observable level of inputs when available.  Level 1 inputs use quoted prices in active markets which are unadjusted and accessible as of the measurement date for identical, unrestricted assets or liabilities.  Level 2 uses quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.  Level 3 uses prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.

We determine fair value on the following assets and liabilities using these input levels (in thousands):

Fair value as of October 4, 2013 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,354	$ 736	$ 10,618
Total assets measured at fair value	$ 11,354	$ 736	$ 10,618

Fair value as of December 28, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4,751	$ -	$ 4,751
Other non-current assets:
Deferred compensation investments	$ 11,070	$ 342	$ 10,728
Total assets measured at fair value	$ 15,821	$ 342	$ 15,479

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters or three quarters ended October 4, 2013 and September 28, 2012.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	October 4, 2013	December 28, 2012
Finished products	$ 15,790	$ 25,230
Work in process	47,650	46,739
Raw materials	2,922	2,899
Total inventories	$ 66,362	$ 74,868

Note 4 — Goodwill and Purchased Intangibles

Goodwill — The following table summarizes changes in the goodwill balance for our one reportable segment (in thousands):

Gross goodwill balance as of December 28, 2012	$ 1,720,100
Impairment charge (recorded in 2008)	(1,154,676)
Goodwill balance as of December 28, 2012 and October 4, 2013	$ 565,424

We our annual test of impairment in our fourth quarter or if indicators of impairment exist, in interim periods. Factors we consider important that could trigger a goodwill impairment review include adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value.

During our third quarter of 2013, we reorganized from three reporting units – analog & mixed-signal, power management, and consumer – into four reporting units – specialty, mobile, precision and industrial & infrastructure. As a result of this reorganization, we reassigned our existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. With the assistance of a third-party appraiser, we performed a fair value analysis and allocated goodwill as of July 6, 2013 to the new reporting units. Based on our analysis, no impairment was indicated.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist of other identifiable assets, primarily customer relationships with an estimated useful life of four to seven years (in thousands).

As of October 4, 2013
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 105,981	$ 48,600	$ 154,581
Accumulated amortization	65,178	27,200	92,378
Purchased intangibles, net	$ 40,803	$ 21,400	$ 62,203

As of December 28, 2012
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 113,533	$ 53,020	$ 166,553
Accumulated amortization	58,303	25,252	83,555
Purchased intangibles, net	$ 55,230	$ 27,768	$ 82,998

Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2013, remaining	$ 5,560
Fiscal year 2014	22,242
Fiscal year 2015	16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Thereafter	1,917
Total expected amortization expense	$ 62,203

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

Note 5 — Restructuring

On July 24, 2013, we adopted a rebalancing plan (the “July 2013 plan”) to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across the business. The July 2013 plan includes a reduction in our workforce of approximately 150 employees which is anticipated to be gradually offset by the addition of new hires in design and development over the next few quarters. We recorded restructuring and related costs of $8.7 million during the quarter ended October 4, 2013 related to the July 2013 plan. The July 2013 plan is expected to be substantially complete by the end of the first quarter of 2014.

In October 2013, we adopted a restructuring plan to realign our internal fab with existing operations,  (the “October 2013 Plan”). The October 2013 plan includes a reduction in workforce of 17 employees. We expect to record restructuring and related costs of $0.5 million during our fourth quarter of 2013 related to the October 2013 plan.

On February 15, 2013, our Board of Directors approved a restructuring plan (the “February 2013 plan”) to prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The February 2013 plan included a reduction of approximately 18% of our worldwide workforce. We recorded restructuring and related costs of $19.9 million related to the February 2013 plan during the three quarters ending October 4, 2013. The February 2013 restructuring plan was substantially complete at the end of the second quarter of 2013. No further expense related to these plans is anticipated.

During 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. The 2012 restructuring plans were substantially completed at the end of the fourth quarter of 2012. No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in accrued restructuring on our consolidated balance sheets (in thousands):

	Restructuring activity from the July 2013 plan	Restructuring activity from the February 2013 plan	Restructuring activity from plans initiated in 2012	Combined plans
Balance as of December 28, 2012	$ -	$ -	$ 1,053	$ 1,053

Costs incurred
Severance costs	6,327	12,435	70	18,832
Lease exit costs	1,112	897	13	2,022
Other costs	1,304	6,532	4	7,840
Cash payments
Severance payments	(3,051)	(9,702)	(364)	(13,117)
Lease exit payments	(28)	(853)	(224)	(1,105)
Other payments	(130)	(389)	(163)	(682)
Non-cash items in restructuring	(1,174)	(6,145)	-	(7,319)

Balance as of October 4, 2013	$ 4,360	$ 2,775	$ 389	$ 7,524

Non-cash items include certain prepaid, intangible, fixed, and other assets that were written off as a result of the restructuring initiative.

Note 6 — Income Taxes

We include income taxes for interim periods on the basis of an estimated annual effective tax rate. As of October 4, 2013, the estimated annual effective tax rate for 2013 was approximately 82%, which differs from the 35% statutory corporate tax rate primarily due to lower statutory tax rates applicable to our operations in many of the foreign jurisdictions in which we operate. The impact of this foreign rate differential will beneficially or adversely impact the effective tax rate dependent upon the financial results of those foreign operations. Furthermore, significant drivers of the estimated annual tax rate for 2013 include the benefit of the U.S. research & development credit, offset by the impact of certain permanently nondeductible items, such as stock based compensation associated with our cost sharing arrangement. The actual year to date 2013 tax provision also includes a $5.7 million discrete tax benefit associated with the reinstatement of the federal research tax credit retroactive to the beginning of 2012 as well as discrete tax charge of $3.0 million related to tax deficiencies in share based compensation. In addition, during the quarter ended October 4, 2013, we accrued a nondeductible $6.0 million provision related to a proposed settlement of an alleged export control violation.

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in thousands):

Beginning balance (includes $5,327 of interest and penalties as of December 28, 2012)	$ 112,900
Increases related to prior year tax positions	10,546
Settlements with tax authorities	(23,859)
Ending balance (includes $6,891 of interest and penalties as of October 4, 2013)	$ 99,587

During the quarter ended October 4, 2013, we reached final settlement with the Internal Revenue Service (“IRS”) in connection with the 2008 – 2009 examination periods and decreased our UTBs in the amount of $23.9 million. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. As a result of the settlement, we reduced our UTB balance by $23.9 million.  This reduction included a $7.5 million cash payment to the IRS, consisting of $6.7 million of additional tax and $0.8 million of interest; a $15.9 million decrease in deferred tax assets related federal R&D tax credits, federal alternative minimum tax (“AMT”) tax credits, and federal net operating loss (“NOL”) tax attributes; and $0.5 million cash payments for amended returns filed with state authorities related to the IRS examination settlement.  See the income tax section in the MD&A for further discussion of the settlement.

The increases related to prior year tax positions were primarily due to an audit in Switzerland for tax years 2009-2010 and accrued interest on the UTBs. The increases related to prior year tax positions do not have a material impact on the effective tax rate. The remaining balance in UTBs is primarily related to transfer pricing and a provision related to an IRS examination for tax years 2010 – 2011.

Within the next 12 months, we estimate that our UTB balance will be reduced by approximately $0.6 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007,  $1.8 million related to the state tax impact of the settlement with the IRS for tax years 2008- 2009, $3.0 million due to the expiration of the statute of limitation on certain items, and $5.7 million for the audit in Switzerland for tax years 2009-2010.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our consolidated statements of operations.  During the quarter and three quarters ended October 4, 2013, we recognized $0.9 million and $3.0 million, respectively, of income tax expense resulting from tax deficiencies related to share-based compensation in our consolidated statements of operations. We did not recognize any tax expense resulting from tax deficiencies during the three quarters ended September 28, 2012.

Note 7 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We currently do not have any outstanding borrowings under the Facility. For the three quarters ended September 28, 2012, we paid $3.1 million in interest related to outstanding debt.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters.  We had outstanding letters of credit totaling $1.4 million as of October 4, 2013, and $2.2 million as of December 28, 2012. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Dividends —On July 29, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.3 million on August 30, 2013, to shareholders of record as of the close of business on August 20, 2013. On October 30, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on November 29, 2013, to shareholders of record as of the close of business on November 19, 2013.

Class A Common Stock — Share activity for Class A common stock since December 28, 2012 (in thousands):

Balance as of December 28, 2012	126,250
Shares issued under stock plans, net of shares withheld for taxes	1,429
Balance as of October 4, 2013	127,679

On August 6, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of Intersil’s common stock. The stock repurchase program expired on August 6, 2013 and no further shares may be repurchased under the plan. We repurchased 1.9 million shares under the program at an average price of $8.03 per share. During the three quarters ended October 4, 2013, we did not repurchase any shares under the program.

Note 9 — Equity-based Compensation

Grant Date Fair Values and Underlying Assumptions — For options granted, we estimated the fair value of each stock option (“Option”) as of the grant with the following assumptions:

	Three quarters ended
	October 4, 2013	September 28, 2012
Weighted-average volatility	38.2%	39.4%
Weighted-average dividend yield	5.7%	4.3%
Weighted-average risk-free interest rate	0.6%	0.9%
Weighted-average expected life, in years	2.6	5.0

The following table represents the weighted-average fair value compensation cost per share of stock options and restricted and deferred stock awards (“Awards”) granted:

Three quarters ended
	October 4, 2013	September 28, 2012
Options	$ 1.67	$ 2.80
Awards	$ 8.45	$ 9.84
Aggregate	$ 7.79	$ 6.32

Equity-based Compensation Summary — The following table presents information about Options and Awards as of October 4, 2013 and activity for the three quarters ended.

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of December 28, 2012	11,946	$ 14.9	3.7	3,367
Granted	340	8.4	6.5	3,169
Exercised (1)	(82)	7.8	3.1	(884)
Canceled	(3,761)	15.5	2.5	(979)
Outstanding as of October 4, 2013	8,442	$ 13.6	3.2	4,673	$ 54,554	$ 24,213

As of October 4, 2013
Exercisable/vested (1)	6,613	$ 14.1	2.9	74	$ 3,172
Number vested and expected to ultimately vest	8,309	$ 13.6	3.2	3,617	$ 42,811

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of October 4, 2013 were 73,851 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three quarters ended
	October 4, 2013	September 28, 2012

(in thousands)
Shares issued under the employee stock purchase plan	408	813
Aggregate intrinsic value of Options exercised	$ 148	$ 208

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our consolidated statements of operations (in thousands):

	Quarter ended		Three quarters ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
By statement of operations line item
Cost of revenue	$ 324	$ 360	$ 1,089	$ 1,289
Research and development	1,691	2,314	6,135	9,077
Selling, general and administrative	2,272	2,626	7,999	8,923
By stock type
Options	$ 1,078	$ 2,070	$ 4,102	$ 7,434
Awards	2,965	3,023	10,353	10,987
Employee stock purchase plan	244	207	768	868

	As of October 4, 2013		As of December 28, 2012

Equity-based compensation capitalized in inventory (in thousands):	$ 384		$ 330

Market and Performance-based Grants — As of October 4, 2013, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	October 4, 2013
	Options	Awards

Market and performance-based units outstanding	858	1,014
Maximum shares that could be issued assuming the highest level of performance	1,287	1,895
Market and performance-based shares expected to vest	620	942
Amount to be recognized as compensation cost over the performance period (in thousands):	$ 1,625	$ 5,416

Note 10 — (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter ended		Three quarters ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012
Numerator:
Net (loss) income to common shareholders	$ (8,178)	$ 1,983	$ (4,654)	$ (15,829)
Denominator:
Denominator for basic (loss) earnings per share—weighted average common shares	127,339	127,540	126,972	127,221
Effect of Options and Awards	-	22	-	-
Denominator for diluted (loss) earnings per share—adjusted weighted average common shares	127,339	127,562	126,972	127,221
(Loss) earnings per share:
Basic	$ (0.06)	$ 0.02	$ (0.04)	$ (0.12)
Diluted	$ (0.06)	$ 0.02	$ (0.04)	$ (0.12)
Anti-dilutive shares not included in the above calculations:
Awards	4,673	3,629	4,673	3,629
Options	8,442	12,591	8,442	12,692

Note 11 — Segment Information

We report our results in one reportable segment. We design, develop, manufacture and market high-performance analog, mixed-signal and power management ICs. Our chief executive officer is our chief operating decision-maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters —A portion of our activities are subject to export control regulations by the U.S. Department of State (DOS) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it is considering pursuing administrative proceedings under Part 128 of the ITAR. We are currently in the process of negotiating the terms of a Consent Agreement with the DTCC for purposes of settling this matter.  The Consent Agreement would include, among other things, a penalty estimated to be between $6.0 million and $12.0 million, a portion of which would be suspended and eligible for credit based on qualified expenditures and investments made by the Company. The qualified expenditures are subject to the approval of the DTCC. During the quarter ended October 4, 2013, we recorded a charge of $6.0 million relating to this matter. The resolution of this matter will not result in debarment from engaging in the exporting of defense articles and will not impact our ability to transact business internationally.

We are currently party to various other claims and legal proceedings. In our opinion, no material loss is anticipated from such other claims and proceedings

Indemnifications — We incur indemnification obligations for intellectual property infringement claims related to our products. We accrue for known indemnification issues and estimate unidentified issues based on historical activity.

—End of Unaudited Condensed Consolidated Financial Statements—

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During our third quarter of 2013, we reorganized from three reporting units – analog & mixed-signal, power management, and consumer – into four reporting units – specialty, mobile, precision and industrial & infrastructure. We performed a fair value analysis to allocate our goodwill at the time of the reorganization. Based on our analysis, no impairment was indicated.

For the purposes of the impairment test performed, the fair value of the specialty and precision reporting units was substantially in excess of the carrying value of those reporting units. The fair value of the mobile and industrial & infrastructure reporting units exceeded its carrying value by 7% and 12%, respectively. Goodwill allocated to the mobile and industrial & infrastructure reporting units as of October 4, 2013 was $99.5 million and $125.8 million.

We performed sensitivity analysis on our estimated fair value for each reporting unit using the income and market approaches. A key assumption in our fair value estimates using the income approach is the weighted average cost of capital (“WACC”). We selected a WACC of 16% for both reporting units. An increase in WACC of 190 basis points would have resulted in a fair value less than the carrying value in the mobile reporting unit. An increase in the WACC of 370 basis points for the industrial &infrastructure reporting unit would have resulted in a fair value that was less than the carrying value.

A key assumption in our market approach was an enterprise value to revenue multiple. A 16.2% decrease in the selected revenue multiples would have resulted in a fair value that was less than the carry value in the mobile reporting unit, all other variables remaining constant. For the industrial & infrastructure reporting unit, a 24.5% decrease in the selected revenue multiples would have resulted in a fair value that was less than the carrying value, all other variables remaining constant.

We perform our annual test of impairment in our fourth quarter or if indicators of impairment exist, in interim periods. Factors we consider important that could trigger a goodwill impairment review include adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. See additional disclosures regarding the judgments and estimates related to the assessment of recoverability of goodwill in Note 4 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Results of Operations

Consolidated statements of operations data and percentage of revenue for the periods:

	Quarter ended		Three quarters ended
	October 4, 2013	September 28, 2012	October 4, 2013	September 28, 2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.6%	45.9%	45.1%	45.6%
Gross margin	55.4%	54.1%	54.9%	54.4%
Operating costs and expenses:
Research and development	20.5%	25.6%	24.0%	27.5%
Selling, general and administrative	17.8%	20.0%	20.2%	21.4%
Amortization of purchased intangibles	4.0%	4.7%	4.4%	4.6%
Provision for export compliance settlement	3.9%	—%	1.4%	—%
Income from IP agreement	—%	(8.9%)	—%	(2.9%)
Restructuring and related costs	5.9%	—%	6.7%	2.1%
Operating income (loss)	3.3%	12.7%	(1.8%)	1.7%
Interest expense and fees, net	(0.3%)	(1.3%)	(0.4%)	(1.2%)
Gain on investments, net	0.6%	0.4%	0.4%	0.2%
Income (loss) before income taxes	3.6%	11.8%	(1.8%)	0.7%
Income tax expense (benefit)	9.0%	10.6%	(0.6%)	4.1%
Net (loss) income	(5.4%)	1.2%	(1.2%)	(3.4%)

Fiscal year 2013 is a 53 week period with an extra week included in our second quarter.

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter ended
	October 4, 2013		September 28, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 87,785	57.5%	$ 85,579	56.5%
Personal computing	28,247	18.5%	33,298	22.0%
Consumer	36,612	24.0%	32,529	21.5%
Total	$ 152,644	100.0%	$ 151,406	100.0%

	Three quarters ended
	October 4, 2013		September 28, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 252,317	58.8%	$ 268,304	57.0%
Personal Computing	87,769	20.4%	112,710	24.0%
Consumer	89,116	20.8%	89,396	19.0%
Total	$ 429,202	100.0%	$ 470,410	100.0%

Revenue increased $1.2 million or 0.8% to $152.6 million during the quarter ended October 4, 2013 from $151.4 million during the quarter ended September 28, 2012. Revenue from the personal computing market decreased 15.2% compared to the quarter ended September 28, 2012, while revenue from the consumer market increased 12.6%, and revenue from the industrial & infrastructure increased 2.6%. During the fourth quarter, we expect revenue from the industrial & infrastructure market and the personal computing market to be roughly flat. We expect revenue from consumer market to decrease reflecting our customers’ typical year-end inventory management.

Revenue decreased $41.2 million or 8.8% to $429.2 million during the three quarters ended October 4, 2013 from $470.4 million during the three quarters ended September 28, 2012. Revenue from the personal computing market decreased 22.1% compared to the three quarters ended September  28, 2012, while revenue from the industrial & infrastructure market and revenue from the consumer market decreased 6.0% and 0.3% respectively during the same period. The decrease in revenue from the personal computing market was due to unfavorable PC trends and our reduced market share in the next generation Intel platforms.

In aggregate, higher overall unit demand in the quarter ended October 4, 2013, increased revenue by $2.9 million from the quarter ended September 28, 2012, levels and a decrease in average selling prices (“ASPs”) for the related product mix decreased revenue from the quarter ended September 28, 2012, levels by $1.7 million.

Lower overall unit demand in the three quarters ended October 4, 2013, decreased revenue by $20.6 million from the three quarters ended September 28, 2012, levels and a decrease in ASPs for the related product mix decreased revenue from the three quarters ended September 28, 2012, levels by $20.6 million.

Declining sales prices at the product level have occurred within the semiconductor industry for much of its existence. While individual products generally experience ASP declines over time, we endeavor to continually introduce new products which typically enter the market at prices higher than existing products. Fluctuations in ASPs are expected to continue into the future.

Geographically, year-to-date revenue was derived from the Asia/Pacific, North America and Europe regions as follows ($ in thousands):

	Three quarters ended
	October 4, 2013		September 28, 2012
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific	$ 324,132	75.5%	$ 368,932	78.4%
North America	71,980	16.8%	68,148	14.5%
Europe and other	33,090	7.7%	33,330	7.1%
Total	$ 429,202	100.0%	$ 470,410	100.0%

We sell our products to customers in many countries including, in descending order by revenue dollars for our top ten countries, China (including Hong Kong), the United States, South Korea, Germany, Japan, Singapore, Taiwan, Thailand, Mexico and Malaysia. Sales to customers in China (including Hong Kong) comprised approximately 52.6% of revenue, followed by the United States 15.7% and South Korea 6.6% during the three quarters ended October 4, 2013. Two distributors that support a wide range of customers around the world accounted for 17.4% and 11.5% of our revenue in the three quarters ended October 4, 2013, compared to 15.0% and 13.1% of revenue during the three quarters ended September 28, 2012. Two original design manufacturers accounted for 7.4% and 6.1% of our revenue for the three quarters ended October 4, 2013, compared to 8.5% and 7.7% of revenue during the three quarters ended September 28, 2012.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 55.4% during the quarter ended October 4, 2013 compared to 54.1% during the quarter ended September 28, 2012. The increase in gross margin was primarily due to a change in the mix of products sold.

As a percentage of sales, gross margin was 54.9% during the three quarters ended October 4, 2013 compared to 54.4% during the three quarters ended September 28, 2012. The increase in gross margin was primarily due to a change in the mix of products sold.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $7.4 million or 19.2% to $31.3 million during the quarter ended October 4, 2013 from $38.7 million during the quarter ended September 28, 2012, primarily as a result of lower headcount and other cost reductions from our restructuring actions and lower mask costs.

R&D expenses decreased $26.3 million to $103.1 million during the three quarters ended October 4, 2013, a 20.3% decrease from the three quarters ended September 28, 2012, primarily as a result of lower headcount and other cost reductions related to the restructuring actions and lower mask costs.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $3.1 million or 10.3% to $27.1 million during the quarter ended October 4, 2013 from $30.2 million during the quarter ended September 28, 2012. The decrease was driven primarily by cost reduction initiatives primarily in labor and travel related expenses.

SG&A expenses decreased $14.4 million or 14.3% to $86.4 million during the three quarters ended October 4, 2013 from $100.8 million during the three quarters ended September 28, 2012. The decrease was driven primarily by cost reduction initiatives primarily in labor and professional fees as well as lower expenses associated with tradeshows and advertising.

Provision for Export Compliance Settlement

We recorded a provision of $6.0 million during the quarter and three quarters ended October 4, 2013, related to alleged violations associated with International Traffic in Arms Regulations (“ITAR”) proceedings. See Note 12 to our unaudited condensed consolidated financial statements.

Income from Intellectual Property Agreement

Income from intellectual property agreement was $13.4 million, net of costs, during the quarter and three quarters ended September 28, 2012. The income related to an agreement settling a trade secret misappropriation and patent infringement dispute with another semiconductor company. Under the terms of the agreement, Intersil has no future performance obligation. We did not record any income from intellectual property agreements in the quarter or three quarters ending October 4, 2013.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $1.0 million or 14.4% to $6.1 million during the quarter ended October 4, 2013 from $7.1 million during the quarter ended September 28, 2012. Amortization of purchased intangibles decreased $2.5 million or 11.7% to $19.0 million during the three quarters ended October 4, 2013 from $21.5 million during the three quarters ended September 28, 2012. The decreases  were due to certain intangibles that became fully amortized during 2012 and 2013 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of 2013.

Restructuring and Related Costs

Restructuring and related costs were $9.1 million in the quarter ended October 4, 2013 and minimal during the quarter ended September 28, 2012. Restructuring and related costs were $28.6 million in the three quarters ended October 4, 2013 and $9.8 million during the three quarters ended September 28, 2012. On July 24, 2013, we adopted a rebalancing plan (the “July 2013 plan”) to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across the business. We expect to record restructuring and related costs of $1.0 million in the fourth quarter of 2013 related to the July 2013 plan, as well as $0.5 million additional costs for further reductions in our internal fab workforce. On February 15, 2013, our Board of Directors approved a restructuring plan (the “February 2013 plan”) to prioritize our sales and development efforts, strengthen financial performance and improve cash flow.

Other Income and Expenses

Interest Expense and Fees, net

Interest expense and fees, net, decreased $1.5 million to $0.4 million during the quarter ended October 4, 2013 from $1.9 million during the quarter ended September 28, 2012. Interest expense and fees, net, decreased to $1.5 million during the three quarters ended October 4, 2013 from $5.4 million during the three quarters ended September 28, 2012. The decrease was primarily due to the reduction of the principal balance of our revolving credit facility in the fourth quarter of 2012.

Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of approximately $11.4 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended October 4, 2013, we recorded a gain of $0.7 million on deferred compensation investments and a $0.7 million increase in compensation expense. During the three quarters ended October 4, 2013, we recorded a gain of $1.0 million on deferred compensation investments and an increase in compensation expense of $1.2 million.

During the quarter ended October 4, 2013, we recorded a gain of $0.3 million on the recovery of previously recognized losses on auction rate securities. During the three quarters ended October 4, 2013, we recorded a gain of $0.9 million on the recovery of previously recognized losses on auction rate securities. We did not record any gains or losses on available for sale investments during the quarter or three quarters ended September 28, 2012.

Income Tax Expense (Benefit)

Our income tax expense was $13.7 million for the quarter ended October 4, 2013 compared to an income tax expense of $16.0 million for the quarter ended September 28, 2012. For the quarter ended October 4, 2013, we included a discrete tax expense of $1.3 million related to tax deficiencies in share-based compensation and interest on the UTBs. In addition, we accrued a nondeductible $6.0 million provision related to alleged export violations from 2005 to 2010 with ITAR.  Excluding the discrete items, the effective tax rate was 107.3% for the quarter ended October 4, 2013 compared to 84.3% for the quarter ended September 28, 2012. The effective tax rate differs from the 35% statutory corporate tax rate primary due to losses in foreign jurisdictions with lower statutory tax rates and permanent non-deductible items, such as stock based compensation associated with our cost sharing arrangement.

Our income tax benefit was $2.7 million for the three quarters ended October 4, 2013 compared to an income tax expense of $19.1 million for the three quarters ended September 28, 2012. The three quarters ended October 4, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief ACT of 2012 as well as the discrete tax charge of $3.0 million related to tax deficiencies in share based compensation. The three quarters ended September 28, 2012, included an $11.7 million discrete tax charge related to the election of Revenue Procedure 99-32 for tax years 2005-2007. Excluding these items, the effective tax rate was 81.8% for the three quarters ended October 4, 2013, compared to 167.4% for the three quarters ended September 28, 2012. The decrease was due to the impact of income and losses in foreign jurisdictions being taxed at rates different than the United States Federal statutory rate, as described below.

During the quarter ended October 4, 2013, we reached final settlement with the Internal Revenue Service (“IRS”) in connection with the 2008 – 2009 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. The settlement resulted in a $23.4 million reduction in unrecognized tax benefits (“UTBs”), which was a component of income taxes payable, comprised of a cash payment of $7.5 million to the IRS and a $15.9 million decrease in deferred tax assets related federal R&D tax credits, federal alternative minimum tax (“AMT”) tax credits, and federal net operating loss (“NOL”) tax attributes. The $7.5 million cash payment consisted of $6.7 million of additional tax due and $0.8 million of interest. We further reduced the UTB balance by $0.5 million for amended returns filed with the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $23.9 million. In connection with the transfer pricing adjustments for the 2008 – 2009 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election will allow us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the controlled foreign corporations (“CFCs”). We estimate this election will provide an additional $125.0 million of cash to repatriate to the U.S.

During the quarter ended June 29, 2012, we reached a settlement with the IRS in connection with the 2005 – 2007 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and the valuation of intangible property sold to our CFC. The settlement resulted in a $57.6 million reduction in UTBs, which was a component of income taxes payable, comprised of a cash payment of $46.6 million to the IRS and an $11.0 million decrease in deferred tax assets related federal R&D tax credits. The $46.6 million cash payment consisted of $34.2 million of additional tax due, $11.8 million of interest and $0.6 million of penalties. We further reduced the UTB balance with a $6.0 million payment to the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $63.6 million. In connection with the transfer pricing adjustments for the 2005 – 2007 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election allowed us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the CFCs. As mentioned above, we recorded an $11.7 million discrete tax charge to income tax expense and increased income taxes payable, of which $7.4 million was a component of our UTBs, for interest based on the election. We repatriated $162.3 million of cash during 2012 related to the settlement.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was an expense of $4.6 million and a related effective tax rate impact of approximately 39.8% for the quarter ended October 4, 2013, compared to an expense of $9.9 million and a related effective tax rate impact of 54.8% for the quarter ended September 28, 2012.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $0.6 million and a related effective tax rate impact of 39.8% for the three quarters ended October 4, 2013, compared to an expense of $1.8 million and a related effective tax rate impact of 54.8% for the three quarters ended September 28, 2012.

In determining net (loss) income, we estimate and exercise judgment in the determination of tax benefit or expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

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

Business Outlook

In our third quarter 2013 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on October 30, 2013, we announced anticipated revenue for the fourth quarter of 2013 to be in the range of $142.0 million to $148.0 million. Based on this outlook, we stated that we expect fourth quarter 2013 loss per diluted share to be approximately break even to $0.01 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

Our contractual obligations and off-balance sheet arrangements have not changed materially from December 28, 2012. As of October 4, 2013, we had $18.0 million of open purchase orders for inventory from suppliers.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; dividend payments, and potential stock buybacks. As of October 4, 2013, our total shareholders’ equity was $962.4 million and we had $166.8 million in cash and cash equivalents.

As of October 4, 2013, approximately $126.1 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in anticipation of the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of approximately $125.0 million. Therefore, $125.0 million of our cash and cash equivalents held by our foreign subsidiaries as October 4, 2013 would not be subject to further taxation upon repatriation.

As of October 4, 2013, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 2.5% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of October 4, 2013, we were in compliance with all applicable covenants of the above mentioned credit agreement.

We believe we have the financial resources necessary to meet business requirements for the next 12 months domestically and in our foreign operations, including our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements, strategic investments or a stock buyback program.

Our primary sources and uses of cash during the quarters ended October 4, 2013 and September 28, 2012 were as follows (in millions):

	Three quarters ended
	October 4, 2013	September 28, 2012
Sources of Cash
Existing business performance and activities
Operating activities, including working capital changes	$ 60,444	$ 12,397
Cash flows from exercise of equity awards and purchases under the employee stock purchase plan, including tax benefits and payments on vesting of awards	4,271	4,089

Uses of Cash
Capital expenditures, net of sale proceeds	(15,772)	(5,485)
Fees on debt amendment	-	(856)
Repurchase of common stock	-	(6,398)
Repayments of debt	-	(50,000)
Dividends paid	(46,554)	(46,818)

Cash/Investment Management Activities
Decrease in investments and foreign exchange effects	5,601	26,488
Net increase (decrease) in cash and cash equivalents	$ 7,990	$ (66,583)

For the three quarters ended October 4, 2013, our cash flows from operations were $60.4 million compared to cash flows of $12.4 million in the three quarters ended September 28, 2012. During the three quarters ended September 28, 2012, we made tax payments of $46.6 million to the IRS for tax years 2005-2007, which reduced our cash flow from operations.

Non-cash Working Capital

Trade accounts receivable, less valuation allowances, increased by $3.0 million to $57.6 million as of October 4, 2013, an increase of 5.4% from December 28, 2012. This increase was primarily a result of higher revenue.

Our net inventories decreased by $8.5 million or 11.4% to $66.4 million as of October 4, 2013 from $74.9 million as of December 28, 2012.

Capital Expenditures

Capital expenditures, net of sale proceeds, were $15.8 million for the three quarters ended October 4, 2013 and $5.5 million for the three quarters ended September 28, 2012. Capital expenditures have been focused primarily on planned expansion of our Palm Bay, Florida facility and increases to test capacity for new products. We expect fourth quarter capital expenditures to be approximately $3.0 million to $5.0 million as we upgrade our internal production capability to achieve lower internal production costs.

Cash Flow from Stock Plans

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and under our employee stock purchase plan) were $4.3 million in the three quarters ended October 4, 2013 compared to $4.1 million in the three quarters ended September 28, 2012.

We have changed the mix of new share-based incentive grants to a larger proportion of Awards than Options. Awards do not yield cash proceeds from an exercise event as do Options, but may result in tax payments on shares withheld. Additionally, Option exercises are decisions of grantees and are influenced by the level of our stock price and by other considerations of grantees.

Declines in our stock price have resulted in many of our Options being “underwater” with exercise prices in excess of the current stock price. While the level of cash inflow from stock plans is difficult to forecast or control, we believe it will remain a secondary source of cash.

Dividends on Common Stock and Repurchase of Common Stock

On July 29, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.3 million on August 30, 2013, to shareholders of record as of the close of business on August 20, 2013. On October 30, 2013, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on November 29, 2013, to shareholders of record as of the close of business on November 19, 2013.

Our Board of Directors previously authorized the repurchase of up to $50.0 million of our common stock through August 6, 2013. During the year ended December 28, 2012, we purchased and retired 1.9 million shares under the program at an average price per share of $8.03. We did not repurchase any of our common stock in the three quarters ended October 4, 2013. The plan expired on August 6, 2013 and no further shares may be purchased under the plan.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 4, 2013. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of October 4, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 4, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

In the litigation brought by Texas Advance Optical Solutions, Inc. (‘TAOS’), the judge issued a claim construction order in June 2013.  Subsequently, there will be further discovery and pre-trial motion practice. A trial has been tentatively scheduled for April 2014.

During the quarter ended October 4, 2013, we accrued a provision of $6.0 million related to the ITAR proceedings. Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

There were no material legal proceedings filed against Intersil during the quarter ended October 4, 2013. Please reference our 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013, for a discussion of the material legal proceedings to which we are a party.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, filed with the SEC on February 22, 2013, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

We did not purchase any shares under our stock repurchase program. A description of the maximum dollar value of common stock that may be purchased under our stock repurchase program is set forth in Note 8 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

10.1

Separation Agreement and General Release dated July 18, 2013 between Intersil Corporation and David Loftus (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 19, 2013).

10.2

Executive Change in Control Severance Benefits dated September 23, 2013 between Intersil Corporation and Richard Crowley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on September 26, 2013).

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

*Filed or furnished herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Richard Crowley
Richard Crowley
Chief Financial Officer

Date: November 7, 2013