Form 10-K
period 2014-01-03
INTERSIL CORP/DE
filed 2014-02-18
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[ ]Yes[x]No

The aggregate market value of our Class A Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sale price of $7.64 on the Nasdaq Global Select Market) on July 5, 2013 was approximately $972.5 million.

As of February 12, 2014, there were 127,757,561 shares of our Class A Common Stock, par value $0.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2014.

INTERSIL CORPORATION

FORM 10-K

January 3, 2014

PART I

Item 1.Business.

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

Our web address is www.intersil.com. We post all Securities and Exchange Commission (“SEC”) filings on our website, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the filings of our officers and directors pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our proxy statements on Schedule 14A related to our annual shareholders’ meeting and any amendments to these reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

We have adopted a Corporate Code of Ethics, which is available on our website. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

Company Overview

We design and develop innovative power management and precision analog integrated circuits (ICs). We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. That semiconductor business included product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer and industrial markets. We supply a full range of power IC solutions including battery management, computing power, display power, regulators and controllers and power modules; as well as precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics and interface products. As a major supplier to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

Business Strategy

In fiscal 2013, we refocused our strategy to target the $10 billion power management opportunity. We are aiming our diverse portfolio at markets where our unique capability and the size of the opportunity will enable sustained growth. We are investing our research and development (“R&D”) resources in next generation solutions that expand our offerings in these target markets, leverage our differentiated technology and offer significant competitive advantages. We are focused in three main areas:

•Expand our presence in power management for industrial and infrastructure applications. Our advanced analog and digital power management products position us to benefit from growth in data centers, communications infrastructure build-outs and a continued trend towards improved energy efficiency across industrial applications.

•Establish leadership in power management for mobile applications. Our heritage in computing, our unique modulation capability and established relationships with the leading suppliers of mobile devices are driving a comprehensive strategy to target the explosive growth in the mobile computing market.

•Extend our leadership in target applications in the automotive and aerospace markets. We have recognized capability and market leadership in radiation hardened commercial satellite applications. We also have a growing presence in both video and power applications targeted at the automotive market.

Products and Technology

We have a number of core technologies that allow us to deliver differentiated products to the market place. These products address opportunities in the Industrial and Infrastructure, Consumer and Personal Computing markets.

Industrial & Infrastructure

Industrial & infrastructure products represented 59.0% of revenue during fiscal year 2013. The largest components of this revenue are products for power, automotive, aerospace, security and broad-line industrial applications. Power products include many of our most promising industrial and infrastructure products – digital power controllers, modules and switching regulators as well as other general purpose power devices. In automotive we are targeting both infotainment and power applications. Our video decoders form a primary building block for console displays and rear view camera display that are becoming a common safety feature in mid- to high-end vehicles. We are applying our power management technology to address the growing market for electric vehicles. Our radiation hardened products offer advantages for the most rigorous applications, including commercial aerospace, and make up another large component of the company’s industrial revenue. Our computing heritage has resulted in a leading suite of products for analog and digital power management addressing the rapid expansion of cloud computing and communications infrastructure. Our products in this category also enable multiple functions in hundreds of other industrial systems from factory automation to test and measurement equipment.

Consumer

Consumer products represented 20.4% of revenue during fiscal year 2013. This is the most competitive of our end markets and is characterized by high volumes and short life cycles. We have proven over the years that our technology leadership particularly in power management and optical sensors can enable us to win designs in the industry’s highest profile consumer devices. This year, new wins in gaming consoles, handsets and tablets propelled growth. As we continue to develop higher value and more integrated solutions for the consumer market, we believe we can maintain a strong presence among the most innovative consumer electronics customers.

Personal Computing

Personal computing power management products represented 20.6% of revenue during fiscal year 2013. Our products provide the power management functions for all types of personal computers, including ultrabooks®, notebooks and desktops. These functions include power management for the central processing unit (“CPU”), battery charging, display power and other types of power related functions within a personal computer.

The traditional personal computer (“PC”) market has been in decline and will continue to decline as mobile devices become more capable and affordable. We intend to leverage our core intellectual property (“IP”) and strong relationships in the PC market to introduce products directed at both high-end servers for cloud computing and integrated power for mobile consumer devices while continuing to develop next generation power management products for the evolving mobile PC market.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the power management and high-performance analog sector of that industry. Substantially all revenue results from the sale of semiconductor products. All intercompany revenue and balances have been eliminated. The revenue noted in this section is based on shipping destination.

A summary of the operations by geographic area is below (in thousands):

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
United States operations
Revenue	$ 90,348	$ 85,356	$ 102,895
Tangible long-lived assets	$ 59,469	$ 54,048	$ 52,478
International operations
Revenue	$ 484,847	$ 522,508	$ 657,595
Tangible long-lived assets	$ 22,398	$ 31,326	$ 38,560

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea, Japan, Germany, Singapore, and Taiwan. A summary of percentage of revenue by country is below and shows countries where values exceeded 10% in any one year presented:

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Revenue by country
China (includes Hong Kong)	52.9%	55.4%	54.9%
United States	15.7%	14.0%	13.5%

One distributor, Avnet, Inc (“Avnet”) represented 17.0%, 14.9%, and 11.4% of revenue during fiscal years 2013, 2012 and 2011 respectively and 24.6% and 19.2% of trade receivables as of January 3, 2014 and December 28, 2012 respectively. Another distributor, WPG Holdings Ltd. (“WPG”) represented 12.2%, 12.8% and 11.4% of revenue during fiscal years 2013, 2012 and 2011 respectively and 13.8% and 18.3% of accounts receivable as of January 3, 2014 and December 28, 2012 respectively. The loss of any one or more of these customers could result in a materially negative impact on our business.

Sales, Marketing and Distribution

We sell our products through our direct sales force and a network of distributors. Our sales team focuses on those major accounts that are strategic to our marketing and product strategies. Our direct geographical sales organizations sell products in regions throughout the world. The geographical sales force works closely with a network of distributors, value-added resellers and manufacturers’ representatives, creating a worldwide selling network. Dedicated direct sales organizations operate in North American, European, Japanese and Asia/Pacific markets. We strategically locate sales offices near major original equipment manufacturers (“OEMs”), original design manufacturer (“ODMs”) and contract manufacturers throughout the world. The technical applications organization is deployed alongside the direct sales force, ensuring both applications and product/customer focus. Our dedicated marketing organization supports field sales and is aligned by specific product group.

Distributors and value-added resellers handle a wide variety of products, including products sold by other companies that compete with our products. Most of our sales to distributors include agreements allowing for market price fluctuations and/or the right to return some unsold products. Some of our distribution agreements contain an industry-standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In 2013 we derived 60.4% of our revenue through distributors and value-added resellers.

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

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. R&D expenses were $130.5 million, $166.9 million and $185.5 million in fiscal 2013, 2012 and 2011, respectively. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house R&D, licensed technology and selective acquisitions. As of January 3, 2014, we had approximately 450 employees engaged in R&D.

Manufacturing

Our products utilize ICs manufactured using silicon wafers. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We fabricate wafers of ICs in our Florida manufacturing facility. We also have wafers of ICs manufactured by leading foundry suppliers such as IBM Microelectronics, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. We believe that our strategy of employing internal and foundry suppliers provides an increased level of flexibility and capacity to meet production demand. During 2013, we internally produced 11.6% of our wafers and outsourced the remaining 88.4% to our foundry partners

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, Taiwan, China and Singapore. However, we maintain internal assembly and test capabilities for certain products in Florida. During 2013, we were notified by one of our subcontractors that it would be closing its Malaysia plant by the end of 2014. We are working closely with this subcontractor to ensure a smooth transition of our products to other facilities.

In fiscal 2013, we did not experience delays in obtaining raw materials. However, our reliance on foundry suppliers for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of ICs, from wafer fabrication through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers often require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory. Manufacture, assembly and testing of ICs is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials, disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

Backlog

Our product sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled thirty days prior to the most current customer request date (“CRD”) for standard products and ninety days prior to CRD for semi-custom and custom products. Backlog is influenced by several factors, including end market demand, pricing and customer order patterns in reaction to product lead times. Additionally, we believe backlog can fall faster than consumption rates in periods of weak end market demand since production lead times can be shorter. Conversely, we believe backlog can grow faster than consumption in periods of strong end market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions. The majority of our backlog for sales to distributors is valued at list price, which can be substantially higher than the prices ultimately recognized as revenue. Considering these practices and our experience, backlog alone cannot be consistently relied on to predict actual revenue for future periods.

Our six month backlog as of January 3, 2014, was $127.7 million compared to the six-month backlog as of December 28, 2012, of $114.6 million.

Seasonality

The consumer and personal computing markets have historically experienced weaker demand in the first half of the year than in the second half of the year in the semiconductor industry.

Competition

The power management and high-performance analog market is extremely competitive. We compete in our target markets with many companies that may have significantly greater resources than us, including but not limited to Analog Devices, Linear Technology, Maxim Integrated Products, ON Semiconductor, and Texas Instruments. We compete on the basis of technical performance, product features, customized design, price, availability, quality, reliability, sales and technical support.

Trademarks and Patents

We own rights in trademarks, trade secrets, and patents that are important to our business. Intersil procures trademark rights through registration applications or trademark usage. We use trademarks to identify Intersil products and build brand awareness, including through periodic advertising. We seek to maintain our trade secrets through security measures, policies and the use of confidentiality agreements. We also file patent applications to secure exclusive patent rights to potentially valuable inventions in the United States and in select foreign countries where we believe filing for such protection is appropriate. We may, however, elect, in certain cases, not to seek patent protection for potentially valuable inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. The expiration dates of our patents range from 2014 to 2032. While our patents, trademarks and trade secrets benefit us, we believe that our competitive position and future success is largely determined by other factors including our innovative skills, technical expertise, and management ability; the success of new products being developed by us; and customer support.

Employees

Our worldwide workforce consisted of 1,017 employees (full and part-time) as of January 3, 2014. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

We believe that our operations are substantially in compliance with applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three years. However, we are subject to numerous federal, state and international environmental laws and regulatory requirements. From time to time, we become involved in investigations or litigations of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). Further, we may receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence will not have a material adverse effect on our financial condition, results of operations or cash flows. To the extent any known contamination was caused prior to August 1999, we are indemnified against any associated environmental liabilities. This indemnification does not expire, nor does it have a maximum amount.

Item 1A.Risk Factors.

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. In addition to these risks, other risks not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our business could be materially harmed. If our business is harmed, the trading price of our Class A common stock could decline.

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

Global economic conditions and uncertainty, as well as the highly cyclical nature of the semiconductor industry, could adversely affect our revenue, operating results, cash flows, collectability of accounts receivable and supplier relationships, and our ability to access capital markets.

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

The semiconductor industry is highly cyclical. The semiconductor industry has experienced significant downturns, often in connection with product cycles of both semiconductor companies and their customers, but also related to declines in general economic conditions. These downturns have been characterized by volatile customer demand, high inventory levels and accelerated erosion of average selling prices. Any future economic downturns could materially and adversely affect our business from one period to the next relative to demand and product pricing. In addition, the semiconductor industry has experienced periods of increased demand, during which we may experience internal and external manufacturing constraints. We may experience substantial changes in future operating results due to the cyclical nature of the semiconductor industry.

We may not be able to compete successfully in the highly competitive semiconductor industry.

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. The current level of competition in the semiconductor market is high and may increase in the future. We currently compete directly with companies that have developed similar products, including but not limited to,  Analog Devices, Linear Technology, Maxim Integrated Products, ON Semiconductor, and Texas Instruments. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. Our ability to compete successfully in the rapidly evolving and increasingly more complex area of IC technology depends on several factors, including:

•success in designing and manufacturing new products that implement new technologies;

•ability to hire, retain and motivate adequate numbers of engineers and other qualified employees;

•protection of our proprietary products, processes, trade secrets and know-how;

•maintaining high product quality and reliability;

•pricing policies of our competitors;

•performance of competitors’ products;

•ability to deliver in large volume on a timely basis;

•marketing, manufacturing and distribution capability; and

•financial strength.

To the extent that our products achieve market success, competitors typically seek to offer competitive products or lower prices, which, if successful, could harm our business and adversely impact our results of operations.

Our ability to maintain or expand our business depends on the successful development and market acceptance of new products

We operate in a dynamic environment characterized by intense competition, rapid technological change, evolving standards, short product life cycles and continuous erosion of average selling prices. Consequently, our future success will be highly dependent upon our ability to continually develop new products using the latest and most cost-effective technologies, introduce our products in commercial quantities to the marketplace ahead of the competition and have our products selected for inclusion in leading system manufacturers' products. The development of new products will continue to require significant R&D expenditures.

The introduction of new products presents significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on accurate forecasts of long-term market demand, future technological developments and a variety of specific implementation factors, including:

•timely and efficient completion of process design and development;

•timely and efficient implementation of manufacturing and assembly processes;

•product performance;

•the quality and reliability of the product; and

•effective marketing, sales and service.

If we are unable to successfully execute these elements of new product development our future results of operations could be adversely affected.

Our competitiveness and future success depend on our ability to achieve design wins for our products with current and future customers and introduce new or improved products that meet customer needs while achieving favorable margins. A failure to develop, produce and market products in a timely manner, or to achieve market acceptance for these products, could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and ultimately leading to impairment of assets.

A downturn in the personal computing end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

A significant portion of our revenue (20.6%, 23.2% and 25.2% in fiscal 2013, 2012 and 2011 respectively) is derived from customers participating in the personal computing end market. Any deterioration in this end market or our inability to compete for new solutions within the personal computing end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

The consumer end market is characterized by rapid product obsolescence and requires that we develop and produce our products at the right time for our customers to fulfill demand for products in the consumer end market. If we are unable to forecast demand for our products, or we are unable to make and deliver products in a timely manner, our financial condition and results may be adversely affected.

In fiscal 2013, we derived 20.4% of our revenue from the consumer end market. This is the most competitive of our end markets and is characterized by high volumes, short life cycles and rapidly changing market requirements, products and customer demand. Our success in this market will depend principally on our ability to:

•predict technology and market trends;

•develop products on a timely basis; and

•meet the market windows for consumer products;

If we are unable to consistently perform the foregoing activities, our consumer business may not be able to sustain or grow revenues in the consumer end market.

In addition, sudden changes in customer demand requirements, order cancellations or delay in product shipments to consumer end market customers could materially and adversely affect our revenues and results of operations.

We depend on third-party suppliers, located around the world for raw materials and manufacturing services to manufacture our products, which can result in supply disruptions, sudden cost increases and delays beyond our control in delivering the products to our customers.

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

If we or our contract manufacturers suffer loss or significant damage to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters. For example, our internal wafer fabrication facility is located on the east coast of Florida. Operations at this facility may experience disruptions during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. A portion of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our contract manufacturers in those regions would likely disrupt our operations, delay production, shipments and revenue, and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market.

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

Our products may contain undetected errors or defects that may:

•cause delays in product introductions and shipments;

•result in increased costs and diversion of development resources;

•cause us to incur increased charges due to obsolete or unusable inventory;

•require design modifications; or

•decrease market acceptance or customer satisfaction with these products, resulting in product returns, recalls and lost sales.

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

We use a significant amount of IP in our business. If we are unable to protect this IP, we could lose our right to prevent others from using our key technologies, resulting in decreased revenues.

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

These indemnification obligations would be triggered for reasons including the sale or supply of a product that was later discovered to infringe another party’s proprietary rights. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. To address any potential claims or actions asserted against us or those we have indemnified, we may seek to obtain a license under a third-party’s IP rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all. Litigation could result in significant expense to us, adversely affecting sales of the challenged product or technology and diverting the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse outcome in any litigation, we may be required to:

•pay substantial damages, which may include enhanced damages for willful infringement, and incur significant attorneys’ fees;

•indemnify customers for damages they might suffer if the products they purchase from us infringe IP rights of others;

•indemnify purchasers of businesses that we have divested for damages they might suffer if certain of the products they sell infringe IP rights of others;

•stop our manufacture, use, sale or importation of infringing products;

•expend significant resources to develop or acquire non-infringing technology;

•discontinue the use of some processes; or

•obtain licenses to IP rights covering products and technology that may, or may have been found to, infringe or misappropriate such IP rights.

We are subject to a variety of domestic and international laws and regulations, including Export Control Regulations, U.S. Customs and the Foreign Corrupt Practices Act

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Office of Defense Trade Controls Compliance (DTCC), and trade sanctions, regulations and embargoes administered by the U.S. Department of Treasury, Office of Foreign Assets Control. Certain of our products have military or strategic applications and are on the munitions list of the ITAR, or represent so-called “dual use” items governed by the EAR. As a result, these products require individual validated licenses in order to be exported to certain jurisdictions. Any failures to properly classify products or otherwise comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. As previously disclosed, in June of 2013, DTCC notified us of potential export licensing compliance violations, which may result in a civil penalty and significant continuing obligations. Any changes in export regulations may further restrict the export of our products. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We are also subject to U.S. Customs Regulations and similar laws, which control import of technologies by companies and various other aspects of the operation of our business and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business. While our policies and procedures mandate compliance with such laws and regulations, we can provide no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of our products or other activities, which could have a material adverse impact on our results of operations and financial condition.

We may not be able to recruit and retain highly skilled personnel.

Our success depends upon our ability to recruit and retain highly-skilled technical, managerial, marketing and financial personnel. Highly-skilled employees are difficult to attract and retain in the highly-competitive semiconductor industry, and the failure to attract and retain such personnel could negatively impact our ability to keep pace with our competitors. Further, we have in the past several years announced certain cost reductions that included reductions in work force. These reductions in personnel, as well as any future cost reduction measures, could negatively impact morale, leading to unintended employee attrition and difficulty in recruiting personnel.

Most of our distributors and value-added resellers, can terminate their contract with us with little or no notice. The termination by a distributor or value-added reseller could result in a materially negative impact on our business, including revenue and accounts receivable.

In fiscal 2013, our distributors and value-added resellers accounted for 60.4% of our revenue. Our distributors can terminate their agreement with us with minimal notice. Two distributors each accounted for greater than 10% of our revenue in fiscal 2013. The termination of a significant distributor or reseller could impact our revenue and limit our access to certain end-customers. It could also result in the return of excess inventory. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement or go out of business, our accounts receivable from them could be subject to collection risk.

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

Our financial results may be adversely impacted by higher than expected tax rates, exposure to additional income tax liabilities or adverse outcomes resulting from examination of our income or other tax returns

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the United States and many foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to retain this holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia. Absent such tax incentives, the corporate income tax rate in Malaysia that would otherwise apply to us would be 25%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial as the benefits provided under the present tax concession arrangement.  In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC has adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

Non-U.S. sales accounted for 84% of our revenue in fiscal 2013. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•increases in taxes, tariffs and governmental royalties,

•changes in laws and policies governing operations of foreign-based companies,

•loss of revenue, equipment and property as a result of expropriation, acts of terrorism, war, civil unrest, boycotts, trade restrictions and other political risks,

•unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities;

•difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations ;

•currency restrictions and exchange rate fluctuations;

•trade balance issues;

•differences in our ability to acquire and enforce our IP and contract rights in varying jurisdictions; and

•the need for technical support resources in different locations.

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

Our international operations may also be adversely affected by United States laws and policies affecting foreign trade and taxation. The realization of any of these factors could materially and adversely affect our business, financial condition and results of operations

Restrictions in our revolving credit facility may limit our activities.

Our current revolving credit facility may impose restrictions that limit our ability to engage in certain activities including our ability to enter into certain transactions, make investments or other specified restricted payments, pay certain dividends or repurchase our capital stock, create certain liens on our assets and incur certain subsidiary indebtedness. Our credit facility requires us to maintain compliance with specified financial ratios. These covenants could restrict our ability to finance future operations or capital needs, respond to changing business and economic conditions or engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. If we breach any of the covenants under our credit facility or the indenture governing our outstanding notes and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness, if any, could be declared immediately due and payable. In addition, the lenders under our credit facility could institute foreclosure proceedings against the U.S. assets used to secure the borrowing under such facility.

We are subject to litigation risks.

From time to time, we are subject to legal claims and are involved in a variety of routine legal matters that arise in the normal course of business. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operation. However, the claims process, and any ensuing litigation is inherently uncertain, unpredictable and expensive. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

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

Based on our experience, we believe that the future cost of compliance with existing environmental and health and safety laws (and liability for known environmental conditions) even without the indemnification from Harris will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot predict:

•what environmental or health and safety legislation or regulations will be enacted in the future;

•how existing or future laws or regulations will be enforced, administered or interpreted;

•the amount of future expenditures which may be required to comply with these environmental or health and safety laws or to respond to future cleanup matters or other environmental claims; or

•the extent of our obligations to the purchasers of our environmentally challenged sites.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

In the United States, we lease 154,000 square feet for our corporate headquarters in Milpitas, California, which also includes facilities for sales, design and testing functions. Additional manufacturing, warehouse and office facilities are housed in 529,000 square feet of owned facilities on 118 acres of land in Palm Bay, Florida. Additionally, we conduct engineering activity and maintain regional sales offices aggregating 220,000 square feet in various locations throughout the world including the United States, Asia and Europe. Except for our Florida facilities, which we own, all of our offices are leased and lease periods vary but all expire by 2021.

We believe that our current facilities are suitable and adequate for our present purposes.

Item 3.Legal Proceedings.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship pertaining to optical sensors, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. The judge issued a claim construction order in June 2013. Subsequently, there will be further discovery and pre-trial motion practice.  A trial has yet to be scheduled.

A portion of our activities are subject to export control regulations by the U.S. Department of State (DOS) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it is considering pursuing administrative proceedings under Part 128 of the ITAR. We are currently in the process of negotiating the terms of a Consent Agreement with the DDTC for purposes of settling this matter. The Consent Agreement would include, among other things, a penalty estimated to be between $6.0 million and $12.0 million, a portion of which would be suspended and eligible for credit based on qualified expenditures and investments made by Intersil. The qualified expenditures are subject to the approval of the DDTC. During the quarter ended October 4, 2013, we recorded a charge of $6.0 million relating to this matter. The resolution of this matter will not result in debarment from engaging in the exporting of defense articles and will not impact our ability to transact business internationally.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter:	High	Low
First quarter of 2012 (from December 31, 2011 to March 30, 2012)	$ 11.78	$ 10.04
Second quarter of 2012 (from March 31, 2012 to June 29, 2012)	11.22	10.10
Third quarter of 2012 (from June 30, 2012 to September 28, 2012)	10.74	8.74
Fourth quarter of 2012 (from September 29, 2012 to December 28, 2012)	8.55	6.53
First quarter of 2013 (from December 29, 2012 to March 29, 2013)	9.07	8.24
Second quarter of 2013 (from March 30, 2013 to July 5, 2013)	8.41	7.35
Third quarter of 2013 (from July 6, 2013 to October 4, 2013)	11.23	7.53
Fourth quarter of 2013 (from October 5, 2013 to January 3, 2014)	$ 11.58	$ 10.03

(b) Holders

On February 12, 2014, the last reported sale price for our Class A Common Stock was $11.43 per share. As of the same date, there were 261 record holders of our Class A Common Stock.

(c) Dividends

In fiscal years 2013 and 2012, we declared and paid quarterly dividends totaling $0.48 per share annually. The first quarter dividend in fiscal 2014 has been declared by our Board of Directors at $0.12 per share, to be paid February 28, 2014, which if annualized equates to $0.48 per share.

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

(d) Equity compensation plan information

For important information regarding our equity compensation plans, please see Note 16, "Equity-Based Compensation," in the Notes to the Consolidated Financial Statements included in this Annual Report.

(e) Performance Graph

The following graph presents a comparison of the cumulative total shareholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing January 2, 2009 and ending January 3, 2014. The graph assumes that $100 was invested on January 2, 2009 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

$300
$250
$200
$150
$100
$50
$-
2008
2009
2010
2011
2012
2013
Intersil Corporation
Philadelphia Semiconductor Index
NASDAQ Market Index

(f) Recent Sales of Unregistered Securities

We did not sell unregistered securities during fiscal 2013.

(g) Issuer Purchases of Equity Securities

We did not repurchase any shares during fiscal 2013.

Item 6.Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each year in the five year period ended January 3, 2014 is derived from our audited consolidated financial statements. 2013 is a 53 week year. All other periods presented are fiscal years and include 52 weeks. Additional information regarding 2009 and 2010 can be found in our 2009 and 2010 annual reports on form 10-K filed with the SEC. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2013	2012	2011	2010	2009
	(d)(f)	(b)(d)(e)	(a)(b)(c)(d)	(a)(b)	(a)(d)

	($ in thousands, except per share amounts)
Revenue	$ 575,195	$ 607,864	$ 760,490	$ 822,400	$ 611,398
Net income (loss)	2,855	(37,649)	67,164	26,392	38,565
Basic earnings (loss) per share	0.02	(0.30)	0.53	0.21	0.32
Diluted earnings (loss) per share	0.02	(0.30)	0.53	0.21	0.32
Total assets	1,191,396	1,227,786	1,569,223	1,672,469	1,165,781
Dividends per common share	0.48	0.48	0.48	0.48	0.48

The following transactions affect the comparability of the results between the periods above:

a)	During fiscal years 2011, 2010, and 2009, we recorded impairment charges and losses on investments in auction rate securities of $6.5 million, $1.2 million and $14.3 million, respectively.
b)

During fiscal years 2012, 2011 and 2010, we recorded discrete income tax charges (credits) of $16.8 million, $(20.6) million and $68.8 million, respectively, which are due primarily to a provision established upon the completion of field work of multi-year IRS examinations.

c)	During fiscal 2011, we recorded costs related to loss on debt extinguishment charge of $8.4 million.
d)	During fiscal years 2013, 2012, 2011 and 2009, we recorded restructuring and related costs of $28.7 million, $10.5 million, $4.1 million, and $2.1 million respectively.
e)	During fiscal 2012, we recorded income net of expenses from IP agreements of $14.4 million and losses related to settlement of our interest rate swaps of $5.8 million.
f)	During fiscal 2013, we recorded a provision of $6.0 million related to a provision for export compliance settlement.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design and develop innovative power management and precision analog integrated circuits (ICs). We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. That semiconductor business included product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer and industrial markets. We supply a full range of power IC solutions including battery management, computing power, display power, regulators and controllers and power modules; as well as precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics and interface products. As a major supplier to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 is a 53 week period with an extra week included in our second quarter. All other years presented are fiscal years and contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

Statement of Operations ($ in thousands and % of revenue):

	2013		2012		2011
Revenue	$ 575,195	100.0%	$ 607,864	100.0%	$ 760,490	100.0%
Cost of revenue	258,588	45.0	277,698	45.7	323,165	42.5
Gross profit	316,607	55.0	330,166	54.3	437,325	57.5
Operating costs and expenses:
Research and development	130,541	22.7	166,884	27.5	185,458	24.4
Selling, general and administrative	113,333	19.7	134,314	22.1	140,314	18.5
Amortization of purchased intangibles	24,579	4.3	29,185	4.8	26,830	3.5
Income from IP agreements	-	-	(14,412)	(2.4)	-	-
Provision for export compliance settlement	6,000	1.0	-	-	-	-
Restructuring and related costs	28,694	5.0	10,490	1.7	4,059	0.5
Operating income	13,460	2.3	3,705	0.6	80,664	10.6
Interest income	190	0.0	538	0.1	2,667	0.4
Interest expense and fees	(2,091)	(0.4)	(12,829)	(2.1)	(14,499)	(1.9)
Loss on extinguishment of debt	-	-	-	-	(8,399)	(1.1)
Gain (loss) on deferred compensation investments, net	1,452	0.3	920	0.1	(457)	(0.1)
Gain (loss) on investments	866	0.2	-	-	(6,547)	(0.9)
Income (loss) before income taxes	13,877	2.4	(7,666)	(1.3)	53,429	7.0
Income tax expense (benefit)	11,022	1.9	29,983	4.9	(13,735)	(1.8)
Net income (loss)	$ 2,855	0.5%	$ (37,649)	(6.2)%	$ 67,164	8.8%

Revenue, Cost of Revenue and Gross Margin

Revenue

Our three end markets are industrial & infrastructure, personal computing and consumer. Our revenue by end market was as follows ($ in thousands and % of revenue)

	2013		2012		2011
Industrial & infrastructure	$ 339,418	59.0%	$ 346,844	57.1%	$ 402,439	52.9%
Personal computing	118,222	20.6	141,345	23.2	191,472	25.2
Consumer	117,555	20.4	119,675	19.7	166,579	21.9
Total	$ 575,195	100.0%	$ 607,864	100.0%	$ 760,490	100.0%

Our revenue for fiscal 2013 was $575.2 million, a decrease of $32.7 million or 5.4% from 2012. Revenue in the industrial & infrastructure market and consumer market decreased slightly from fiscal 2012 by 2.1% and 1.8% respectively while revenue in the personal computing market decreased 16.4%. In the industrial & infrastructure market, growth in products targeted at the automotive market was offset by decline in revenue from products targeted at the security market. The decrease in revenue from the personal computing market was due to unfavorable PC trends and our reduced market share in the next generation Intel-based PC platforms.

In aggregate, lower overall unit demand in 2013 decreased revenue by $12.5 million from 2012 levels and a decrease in average selling price (“ASPs”) for the related product mix decreased revenue from 2012 levels by $20.2 million. Of this revenue decrease, $39.0 million came from our sales to customers in the Asia/Pacific region, offset by an increase of $5.4 million from sales to customers in North America and $1.0 million from sales to customers in Europe and other countries.

Our revenue for fiscal 2012 was $607.9 million, a decrease of $152.6 million or 20.1% from fiscal 2011. The fiscal 2012 revenue decrease was primarily due to broad-based declines across all end markets. Revenue in the industrial & infrastructure market decreased 13.8% from fiscal 2011 levels, revenue in the personal computing market decreased 26.2% and revenue in the consumer market decreased 28.2% from fiscal 2011 levels.

In aggregate, lower overall unit demand in 2012 decreased revenue by approximately $138.3 million from 2011 levels and a decrease in ASPs decreased revenue from 2011 levels by approximately $14.3 million. Of this revenue decrease, $117.0 million came from our sales to customers in the Asia/Pacific region, $20.6 million came from sales to customers in North America and $15.0 million came from sales to customers in Europe and other countries.

Geographical revenue ($ in thousands and % of revenue)

	2013		2012		2011
Asia/Pacific	$ 435,383	75.7%	$ 474,409	78.0%	$ 591,363	77.8%
North America	95,703	16.6	90,332	14.9	110,971	14.6
Europe and other	44,109	7.7	43,123	7.1	58,156	7.6
Total	$ 575,195	100.0%	$ 607,864	100.0%	$ 760,490	100.0%

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin increased by 70 basis points in fiscal 2013 from fiscal 2012. The increase was primarily due to product sales mix changes at the product family level.

Our gross margin decreased by 320 basis points in fiscal 2012 from fiscal 2011. The decrease was primarily due to product sales mix changes at the product family level along with lower production volume when compared to fixed overhead costs charged to cost of revenue.

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

Our R&D expenses decreased by 21.8% or $36.3 million to $130.5 million in 2013 compared to $166.9 million for 2012. In the first and third quarters of fiscal 2013, we implemented efforts to refocus our investments in target areas that we believe can sustain high quality revenue growth, reducing our exposure to areas with low returns. The lower R&D expenses in 2013 are primarily the result of reduced headcount and other cost reductions related to our restructuring actions.

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

Our SG&A expenses decreased by 15.6% or $21.0 million to $113.3 million in 2013 compared to $134.3 million for 2012. The decrease in 2013 was primarily due to lower labor costs related to our restructuring activities in fiscal 2013 and stricter spending controls.

Our SG&A expenses decreased by 4.3% or $6.0 million to $134.3 million in 2012 compared to $140.3 million for 2011. The decrease in 2012 was primarily due to lower labor costs.

Amortization of Purchased Intangibles

Our amortization of purchased intangibles was $24.6 million in 2013, $29.2 million in 2012 and $26.8 million in 2011. The decrease in 2013 was primarily due to certain intangibles that became fully amortized during 2012 and 2013 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of fiscal 2013. The increase in fiscal 2012 from fiscal 2011 was primarily due to additional amortization on in-process R&D projects acquired from Techwell, Inc. (“Techwell”) and completed during the first quarter of 2012.

Income from Intellectual Property Agreements

Income from intellectual property agreements was $14.4 million, net of costs, in fiscal 2012 and relate to a $13.4 million settlement of a trade secret misappropriation and patent infringement dispute with another semiconductor company and a $1.0 million sale of several patents.

Provision for Export Compliance Settlement

We recorded a provision of $6.0 million during fiscal 2013 related to alleged violations associated with ITAR proceedings. See Note 18 to our consolidated financial statements.Restructuring and Related Costs

Our restructuring and related costs were $28.7 million in fiscal year 2013, $10.5 million in fiscal year 2012, and $4.1 million in fiscal year 2011 The 2013 restructuring charges consisted primarily of severance costs and lease exit costs and were part of efforts to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The 2012 and 2011 restructuring charges consisted primarily of severance costs and were part of our ongoing efforts to optimize operations and conclude the integrations of certain acquired companies.

Other Income and Expenses

Interest Income

Our interest income decreased to $0.2 million in fiscal 2013 compared to $0.5 million in fiscal 2012 and $2.7 million in fiscal 2011. Interest income decreased in fiscal years 2013 and 2012 due to decreased average cash and investment balances and continued low interest rates. During the fourth quarter of fiscal 2011, we sold our remaining auction rate securities (“ARS”).

Interest Expense and Fees

Our interest expense and fees decreased to $2.1 million in 2013 compared to $12.8 million in 2012 and $14.5 million in 2011. Included in 2012 interest expense is approximately $5.8 million reclassification of losses on settlement of our interest rate swaps, previously recorded as unrealized loss in other comprehensive income. Excluding these losses, interest expense and fees in 2013 and 2012 decreased from 2011 levels due to lower long-term debt balances.

Loss on Extinguishment of Debt

During the year ended December 30, 2011, we extinguished the remaining portion of our $300.0 million six-year term loan facility and wrote-off $8.4 million in unamortized loan fees.

Gain (Loss) on Deferred Compensation Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $11.6 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal years 2013 and 2012, we recorded gains on deferred compensation investments of $1.5 million and $0.9 million respectively and compensation expense of $1.7 million and $1.1 million respectively. During fiscal 2011, we recorded a loss on deferred compensation investments of $0.5 million and a decrease in compensation expense of $0.1 million.

Gain (Loss) on Investments

We recognized a gain of $0.9 million in fiscal 2013 related to the recovery of previously recognized losses on ARS. During fiscal 2011, we sold our remaining portfolio of ARS for a net loss of $6.5 million.

Income Tax Expense (Benefit)

Our income tax expense was $11.0 million for 2013 compared to an income tax expense of $30.0 million in 2012. Income tax for fiscal 2013 included a $2.1 million non-deductible charge related to alleged export violations from 2005 to 2010 with ITAR. Income tax for fiscal 2013 also included benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief ACT of 2012 as well as tax expense of $3.3 million related to tax deficiencies in share based compensation. Excluding these items, the effective tax rate differs from the 35% statutory corporate tax rate primary due to losses in foreign jurisdictions with lower statutory tax rates and permanent non-deductible items, such as stock based compensation associated with our cost sharing arrangement.

Our income tax expense was $30.0 million for fiscal 2012 compared to an income tax benefit of $13.7 million in fiscal 2011. Income tax expense for fiscal 2012 included a $16.8 million charge related to a transfer pricing tax election to repatriate cash in connection with the IRS audit of tax years 2005-2007 and 2008-2009. Excluding these unusual items, the effective tax rate was further increased due to the expiration of the federal R&D tax credit and a greater portion of income in higher tax jurisdictions. Income tax expense (benefit) for fiscal 2011 included a benefit of $10.9 million primarily related to the re-measurement of our unrecognized tax benefits and a tax benefit of $9.7 million related to incremental prior year federal and state R&D credits net of a valuation allowance on the state portion of these credits.

During fiscal year 2013, we reached final settlement with the IRS in connection with the 2008 – 2009 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. The settlement resulted in a $23.4 million reduction in unrecognized tax benefits (“UTBs”), which was a component of income taxes payable, comprised of a cash payment of $7.5 million to the IRS and a $15.9 million decrease in deferred tax assets related federal R&D tax credits, federal alternative minimum tax (“AMT”) tax credits, and federal net operating loss (“NOL”) tax attributes. The $7.5 million cash payment consisted of $6.7 million of additional tax due and $0.8 million of interest. We further reduced the UTB balance by $1.2 million for amended returns filed with the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $24.6 million. In connection with the transfer pricing adjustments for the 2008 – 2009 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election will allow us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the controlled foreign corporations (“CFCs”). We estimate this election will provide an additional $125.0 million of cash to repatriate to the U.S., of which we repatriated $12.5 million during the quarter ended January 3, 2014.

During fiscal year 2012, we reached a settlement with the IRS in connection with the 2005 – 2007 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and the valuation of intangible property sold to our CFC. The settlement resulted in a $57.6 million reduction in UTBs, which was a component of income taxes payable, comprised of a cash payment of $46.6 million to the IRS and an $11.0 million decrease in deferred tax assets related federal R&D tax credits. The $46.6 million cash payment consisted of $34.2 million of additional tax due, $11.8 million of interest and $0.6 million of penalties. We further reduced the UTB balance with a $6.0 million payment to the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $63.6 million. In connection with the transfer pricing adjustments for the 2005 – 2007 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election allowed us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the CFCs. We recorded an $11.7 million discrete tax charge to income tax expense and increased income taxes payable, of which $7.4 million was a component of our UTBs, for interest based on the election. We repatriated $162.3 million of cash during fiscal 2012 related to the settlement.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was an expense of $3.5 million and an increase on the effective tax rate of 25.3% for the year ended January 3, 2014, compared to an expense of $7.3 million and an increase on the effective tax rate of 97.0% for the year ended December 28, 2012, and a benefit of $16.5 million and decrease on the effective tax rate of 30.9% for the year ended December 30, 2011.In determining net (loss) income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of January 3, 2014, our net deferred tax asset amounted to $95.3 million compared to $105.5 million as of December 28, 2012.Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile, which contributes to volatility in reported financial results. As of January 3, 2014 and December 28, 2012, our UTBs related to uncertain tax positions were $99.3 million and $112.9 million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

The following table sets forth our future contractual obligations as of January 3, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Future minimum lease commitments	$ 8,244	$ 11,549	$ 6,112	$ 5,482	$ 5,042	$ 5,743	$ 42,172
Open capital asset purchase commitments	1,246	-	-	-	-	-	1,246
Open raw material purchase commitments	17,363	-	-	-	-	-	17,363
Tax liability arising from UTBs	9,240	86,836	2,116	1,151	-	-	99,343
Other purchase commitments	4,875	4,679	2,304	-	-	-	11,858
Total	$ 40,968	$ 103,064	$ 10,532	$ 6,633	$ 5,042	$ 5,743	$ 171,982

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include leasehold improvements, production equipment for the expansion of our Palm Bay facility, and other equipment. Open raw material purchase commitments are for externally produced wafers and includes minimum purchase requirements as part of a guaranteed capacity agreement with one of our wafer suppliers. The UTBs relate primarily to the intercompany pricing of goods and services between different tax jurisdictions and are recorded within income taxes payable on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of January 3, 2014 , we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments.

As of January 3, 2014, approximately $141.4 million of our cash and cash equivalents and short-term investments was held by our foreign subsidiaries. We have provided for federal and state taxation at approximately 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. During fiscal 2013, we repatriated $12.5 million of this amount. Therefore, $112.5 million of our cash and cash equivalents held by our foreign subsidiaries as of January 3, 2014 would not be subject to further taxation upon repatriation. As of January 3, 2014, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 1.75% over one-month LIBOR but is variable based on our leverage ratio as described in the credit agreement in Exhibit 10.1. As of January 3, 2014, we were in compliance with all applicable covenants of the above mentioned credit agreement.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

In fiscal year 2013, our net cash flows from operations were $106.7 million compared to $35.6 million in 2012, an increase of $71.1 million. This increase was mainly due to an increase in net income of $40.5 million and net inflow from changes in operating assets and liabilities of $36.6 million. Trade receivables, net, decreased by $5.2 million, or 9.5%, to $49.5 million as of January 3, 2014 from $54.7 million as of December 28, 2012 primarily due to more linear shipments in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Inventories decreased by $12.5 million, or 16.6%, to $62.4 million as of January 3, 2014 from $74.9 million as of December 28, 2012 as a result of concerted effort to reduce inventory. In addition, the net increase in trade payables and accrued liabilities of $17.3 million during fiscal 2013 was driven by the timing of payments.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

Net cash used in investing activities was $13.0 million in fiscal 2013 compared to net cash provided by investing activities of $14.3 million in fiscal 2012. Capital expenditures, net of sales proceeds, were $18.6 million for 2013, $12.2 million for 2012, and $9.8 million for 2011. Capital expenditures have been focused primarily on planned expansion of our Palm Bay facility and increases to test capacity for new product lines. We expect capital expenditures in fiscal 2014 to be $12.0 million to $15.0 million as we upgrade our internal production capability to achieve lower internal production costs. Net proceeds from investment balances were $5.6 million in fiscal 2013 and $26.5 million in fiscal 2012. Investment balances declined in fiscal 2013 due to the maturity of bank time deposits.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, repurchases of common stock, and issuance and repayment of long-term debt.

Net cash used in financing activities was $57.6 million in fiscal 2013 compared to $274.4 million in fiscal 2012. We paid dividends of $61.9 million, $62.1 million and $61.5 million during fiscal 2013, 2012 and 2011respectively. We repaid debt of $200.0 million and $376.7 million in fiscal years 2012 and 2011, respectively.

Our Board of Directors previously authorized the repurchase of up to $50.0 million of our common stock through August 6, 2013. During fiscal 2012, we purchased and retired 1.9 million shares under the program at an average price per share of $8.03. We did not repurchase any of our common stock in fiscal 2013. The plan expired on August 6, 2013 and no further shares may be purchased under the plan.

Dividends on Common Stock

In October 2013, our Board of Directors declared a dividend of $0.12 per share of common stock. We paid dividends of $15.3 million on November 29, 2013 to shareholders of record as of the close of business on November 19, 2013. In January 2014, our Board of Directors declared a dividend of $0.12 per share of common stock. The dividend will be paid on February 28, 2014 to shareholders of record as of the close of business on February 18, 2014.

Transactions with Related and Certain Other Parties

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates and assumptions are based on historical experience and other factors that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates and assumptions. Based on this definition, our most critical accounting policies include revenue recognition, which impact the recording of revenues; valuation of inventories, which impacts cost of goods sold and gross margins; assessment of recoverability of intangible assets and goodwill, which impacts write-offs of goodwill and intangible assets; accounting for equity-based compensation, which impacts cost of goods sold, gross margins and operating expenses; accounting for income taxes, which impacts the income tax provision; and assessment of litigation and contingencies, which impacts charges recorded in cost of goods sold, selling, general and administrative expenses and income taxes. These policies and the estimates and judgments involved are discussed further below. We have other significant accounting policies that either do not generally require estimates and judgments that are as difficult or subjective, or it is less likely that such accounting policies would have a material impact on our reported results of operations for a given period. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Annual Report.

Receivables allowance and other allowances

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

For all items identified as excess or obsolete, management reviews the individual facts and circumstances, i.e. competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory. Inventory allowances totaled approximately $46.9 million on gross inventory of $109.3 million as of January 3, 2014 and $45.9 million on gross inventory of $120.8 million as of December 28, 2012.

Product demand estimates are a key element in determining inventory allowances. Our estimate of product demand requires significant judgment and is based in part on historical revenue. Historical sales may not accurately predict future demand. If future demand is ultimately lower than our estimate, we could incur significant additional expenses to provide allowances for and scrap obsolete inventory. If demand is higher than expected, we may sell inventory that had previously been written down as was the case in fiscal years 2013, 2012, and 2011. Our gross margins were positively impacted by the utilization of previously reserved inventory of $2.4 million, $1.5 million, and $1.6 million in fiscal 2013, 2012, and 2011, respectively.

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

Significant judgment is involved in the determination of fair value for the above analysis. Our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. The use of future discounted cash flows is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, market multiples and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations.

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

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of January 3, 2014, our net deferred tax asset amounted to $95.3 million compared to $105.5 million as of December 28, 2012.

Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile, which contributes to volatility in reported financial results. As of January 3, 2014 and December 28, 2012, our UTBs related to uncertain tax positions were $99.3 million and $112.9 million, respectively

Fair value of equity-based compensation

We generally calculate the fair value of an equity-based compensation grant (compensation cost) on the date of grant.  We use a lattice method for options or, for market-based grants, a Monte-Carlo simulation. The compensation cost is then amortized straight-line over the requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, the expected life of the Option granted, and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures based on historical information about turnover for each appropriate employee level. As vesting tiers within an Option are more frequent after the first year until fully vested, forfeitures on options are recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

Loss Contingencies

We use significant judgment and assumptions to estimate the likelihood of loss or impairment of an asset, or the incurrence of a liability, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met:

(i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting guidance, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to Consolidated Financial Statements of this Annual Report on Form 10-K.

 Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. We did not hold any short-term or long-term investments as of January 3, 2014.

A substantial majority of our revenues and liabilities outside the U.S. are billed, collected, and paid in U.S. dollars. Therefore, we do not believe we have material risk to currency rates. As of January 3, 2014, we did not have any open derivative financial instruments to manage our foreign currency risk. Please see Note 5 “Financial Instruments and Derivatives” to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data.

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries (the “Company”) as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended January 3, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of January 3, 2014 and December 28, 2012, and the results of their operations and their cash flows for each of the years in the three year period ended January 3, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 18, 2014

Orlando, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited Intersil Corporation’s (the “Company”) internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2014, and our report dated February 18, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 18, 2014

Orlando, Florida

Certified Public Accountants

INTERSIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

	(in thousands, except share and per share data)
Revenue	$ 575,195	$ 607,864	$ 760,490
Cost of revenue	258,588	277,698	323,165
Gross profit	316,607	330,166	437,325

Operating costs and expenses:
Research and development	130,541	166,884	185,458
Selling, general and administrative	113,333	134,314	140,314
Amortization of purchased intangibles	24,579	29,185	26,830
Income from IP agreements	-	(14,412)	-
Provision for export compliance settlement	6,000	-	-
Restructuring and related costs	28,694	10,490	4,059
Operating income	13,460	3,705	80,664
Interest income	190	538	2,667
Interest expense and fees	(2,091)	(12,829)	(14,499)
Loss on extinguishment of debt	-	-	(8,399)
Gain (loss) on deferred compensation investments, net	1,452	920	(457)
Gain (loss) on investments	866	-	(6,547)
Income (loss) before income taxes	13,877	(7,666)	53,429
Income tax expense (benefit)	11,022	29,983	(13,735)
Net income (loss)	$ 2,855	$ (37,649)	$ 67,164

Earnings (loss) per share:
Basic	$ 0.02	$ (0.30)	$ 0.53
Diluted	$ 0.02	$ (0.30)	$ 0.53

Cash dividends declared per common share	$ 0.48	$ 0.48	$ 0.48

Weighted average common shares outstanding (in millions):
Basic	127.2	127.0	125.7
Diluted	128.0	127.0	126.0

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

	(in thousands)

Net income (loss)	$ 2,855	$ (37,649)	$ 67,164
Unrealized loss on available-for-sale investments	-	-	(159)
Tax effect	-	-	37
Unrealized loss on interest rate swaps	-	-	(1,899)
Tax effect	-	-	712
Realized losses on interest rate swaps and available-for-sale investments, reclassified to net income (loss)	-	3,450	4,520
Tax effect	-	(1,294)	(2,836)
Currency translation adjustments	(512)	225	30
Comprehensive income (loss)	$ 2,343	$ (35,268)	$ 67,569

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 3, 2014	December 28, 2012

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 194,787	$ 158,810
Short-term investments	-	4,751
Trade receivables, net of allowances ($14,274 as of January 3, 2014 and $14,891 as of December 28, 2012)	49,466	54,684
Inventories	62,408	74,868
Prepaid expenses and other current assets	9,752	14,504
Income taxes receivable	1,091	-
Deferred income tax assets	22,328	20,006
Total Current Assets	339,832	327,623
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($246,480 as of January 3, 2014 and $228,079 as of December 28, 2012)	81,867	85,374
Purchased intangibles, net of accumulated amortization ($97,939 as of January 3, 2014 and $83,555 as of December 28, 2012)	56,641	82,998
Goodwill	565,424	565,424
Deferred income tax assets	73,008	85,526
Other	74,624	80,841
Total Non-current Assets	851,564	900,163
Total Assets	$ 1,191,396	$ 1,227,786
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 26,248	$ 22,220
Accrued compensation	42,014	41,593
Deferred income	11,936	9,572
Other accrued expenses	33,051	23,360
Non-income taxes payable	2,052	2,274
Income taxes payable	14,588	1,293
Total Current Liabilities	129,889	100,312
Non-current liabilities:
Income taxes payable	90,102	111,724
Other non-current liabilities	13,603	21,142
Total Non-current Liabilities	103,705	132,866
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 127,714,810 shares issued and outstanding as of January 3, 2014 and 126,249,768 shares issued and outstanding as of December 28, 2012	1,277	1,263
Additional paid-in capital	1,620,732	1,659,895
Accumulated deficit	(666,935)	(669,790)
Accumulated other comprehensive income	2,728	3,240
Total Shareholders' Equity	957,802	994,608
Total Liabilities and Shareholders' Equity	$ 1,191,396	$ 1,227,786

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except per share amounts)
Balance as of December 31, 2010	$ 1,246	$ 1,741,802	$ (699,305)	$ 454	$ 1,044,197
Net income	-	-	67,164	-	67,164
Dividends paid, $0.48 per common share	-	(60,348)	-	-	(60,348)
Dividends accrued to Award holders prior to vesting	-	(1,333)	-	-	(1,333)
Equity-based compensation expense	-	30,262	-	-	30,262
Shares issued under share-based award plans	19	4,006	-	-	4,025
Tax impact of shares issued under share-based award plans	-	(3,684)	-	-	(3,684)
Foreign currency translation	-	-	-	30	30
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(122)	(122)
Unrealized losses on interest rate swaps, net of tax	-	-	-	(1,187)	(1,187)
Realized losses on available for sale securities and interest rate swap, net of tax, reclassified	-	-	-	1,684	1,684
Balance as of December 30, 2011	$ 1,265	$ 1,710,705	$ (632,141)	$ 859	$ 1,080,688
Net loss	-	-	(37,649)	-	(37,649)
Dividends paid, $0.48 per common share	-	(60,955)	-	-	(60,955)
Dividends accrued to Award holders prior to vesting	-	(501)	-	-	(501)
Equity-based compensation expense	-	24,607	-	-	24,607
Shares issued under share-based award plans	17	3,734	-	-	3,751
Tax impact of shares issued under share-based award plans	-	(2,452)	-	-	(2,452)
Foreign currency translation	-	-	-	225	225
Realized losses on interest rate swaps, net of tax, reclassified	-	-	-	2,156	2,156
Shares repurchased and retired	(19)	(15,243)	-	-	(15,262)
Balance as of December 28, 2012	$ 1,263	$ 1,659,895	$ (669,790)	$ 3,240	$ 994,608
Net income	-	-	2,855	-	2,855
Dividends paid, $0.48 per common share	-	(61,025)	-	-	(61,025)
Dividends accrued to Award holders prior to vesting	-	(1,094)	-	-	(1,094)
Equity-based compensation expense	-	19,091	-	-	19,091
Shares issued under share-based award plans	14	4,316	-	-	4,330
Tax impact of shares issued under share-based award plans	-	(451)	-	-	(451)
Foreign currency translation	-	-	-	(512)	(512)
Balance as of January 3, 2014	$ 1,277	$ 1,620,732	$ (666,935)	$ 2,728	$ 957,802

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

	(in thousands)
Operating Activities
Net income (loss)	$ 2,855	$ (37,649)	$ 67,164
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	43,529	48,652	48,955
Equity-based compensation	19,091	24,607	30,262
Tax effect of equity-based awards	(474)	(2,455)	(4,030)
Loss (gain) on disposal of property and equipment	102	(67)	(368)
Settlement of interest rate swap	-	-	(2,965)
Loss on extinguishment of debt	-	-	8,399
(Gain) loss on investments	(866)	-	6,547
Non-cash portion of restructuring charges	7,184	-	-
Deferred income taxes	10,196	14,003	(10,063)
Changes in operating assets and liabilities:
Trade receivables	5,218	10,190	23,849
Inventories	12,461	23,021	4,078
Prepaid expenses and other current assets	625	2,491	4,180
Trade payables and accrued liabilities	17,355	(6,752)	(19,618)
Income taxes	(9,417)	(41,327)	(8,913)
Other, net	(1,145)	857	(9,136)
Net cash flows from operating activities	106,714	35,571	138,341

Investing Activities
Proceeds from short-term investments	4,750	26,500	-
Purchases of short-term investments	-	-	(26,529)
Proceeds from long-term investments	866	-	67,027
Purchases of long-term investments	-	-	(9,753)
Proceeds from sales of property, plant and equipment	-	320	791
Purchase of property, plant and equipment	(18,581)	(12,540)	(10,547)
Net cash flows from investing activities	(12,965)	14,280	20,989

Financing Activities
Proceeds from exercise of equity-based awards	4,330	3,751	4,025
Excess tax benefit received from exercise of equity-based awards	23	3	346
Proceeds from long-term debt	-	-	278,195
Repayments of long-term debt	-	(200,000)	(376,695)
Payment of credit facility fees	-	(855)	(3,240)
Dividends paid	(61,920)	(62,057)	(61,459)
Repurchase of common stock	-	(15,262)	-
Net cash flows from financing activities	(57,567)	(274,420)	(158,828)
Effect of exchange rates on cash and cash equivalents	(205)	(314)	175
Net change in cash and cash equivalents	35,977	(224,883)	677
Cash and cash equivalents at the beginning of the period	158,810	383,693	383,016
Cash and cash equivalents at the end of the period	$ 194,787	$ 158,810	$ 383,693

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) is a leading provider of innovative power management and precision analog solutions. Our products address some of the largest markets within the industrial and infrastructure, personal computing and high-end consumer markets.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Investments with original maturities over three months are classified as short-term investments.

Short-term Investments—Our short-term investments are considered available-for-sale. We record the unrealized gains and losses, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (“OCI”). We determine the cost of securities sold based on the specific identification method. Realized gains or losses are recorded in loss on sale of investments and impairment losses that are determined to be other-than-temporary are recorded in other-than-temporary impairment losses in our consolidated statement of operations.

Non-Marketable Equity Securities—Non-marketable equity securities are accounted for at historical cost or, if we have significant influence over the investee, using the equity method of accounting. These investments are evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment.

Deferred Compensation Plan Assets—We have made available a non-qualified deferred compensation plan for certain eligible employees. Participants can direct the investment of their deferred compensation plan accounts from a portfolio of funds from which earnings are measured. Although participants direct the investment of these funds, they are classified as trading securities and are included in other non-current assets because they remain our assets until they are actually paid out to the participants. We maintain a portfolio of $11.6 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal 2013, 2012 and 2011, we recorded gains (losses) on deferred compensation investments of $1.5 million, $0.9 million, and ($0.5) million, respectively and compensation expense (benefit) of $1.7 million, $1.1 million, and ($0.1) million, respectively.

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

Derivatives— We record the fair value of our derivative financial instruments in the consolidated financial statements in other current assets or other accrued expenses, regardless of the purpose or intent for holding the derivative contract. We account for these instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction.

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

The changes in the fair value of our interest rate swaps are recorded in OCI to the extent that the swap is effective. Any ineffectiveness will be recorded in income. We currently have no outstanding swap contracts in place.

Trade Receivables—The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on the aging of our accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. Collection problems are identified using an aging of receivables analysis based on invoice due dates and other information. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of sales. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at January 3, 2014 and December 28, 2012 were $14.3 million and $14.9 million, respectively. Please see “Revenue Recognition” for further details.

Inventories—Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the first-in-first-out method) or market. The total carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Inventory adjustments establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been reserved

Property, Plant and Equipment—Buildings, machinery and equipment are carried at cost, less accumulated depreciation and impairment charges, if any. We expense repairs and maintenance costs that do not extend an asset’s useful life or increase an asset’s capacity. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings, which include leasehold improvements, range between 10 and 30 years, or over the lease period, whichever is shorter. The estimated useful lives of machinery and equipment range between three and eight years. We lease certain facilities under operating leases and record the effective rental expense in the appropriate period on the straight-line method.

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

Goodwill— Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit

The first step of the goodwill impairment test (“Step One”) is to identify potential impairment. This involves comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test (“Step Two”) is performed to measure the amount of impairment loss, if any.

Step Two involves comparison of the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill. Once a goodwill impairment loss is recognized, the adjusted carrying amount becomes the new accounting basis.

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

We classify accrued interest and penalties on income tax matters in the liabilities section of the balance sheet as income taxes payable. When the interest and penalty portions of such uncertain tax positions are adjusted, it is classified as income tax expense. All of the uncertain tax positions and UTBs as of January 3, 2014 would impact our effective tax rate should they be recognized.

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

Restructuring— We record restructuring charges when severance obligations are probable, reasonably estimable and the vested right attributable to the employees’ service is already rendered. We recognize a liability for costs associated with exit or disposal activities when a liability is incurred rather than when an exit or disposal plan is approved. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of January 3, 2014	As of December 28, 2012
Deferred revenue at published list price	$ 15,075	$ 12,272
Deferred cost of revenue	$ (3,139)	$ (2,700)
Deferred income	$ 11,936	$ 9,572

The following table summarizes the relationship between shipments, allowances and reported revenue (in thousands):

Year ended
	January 3, 2014	December 28, 2012	December 30, 2011
Gross revenue	$ 662,227	$ 701,895	$ 829,762
Allowances and deferrals	$ (87,032)	$ (94,031)	$ (69,272)
Revenue	$ 575,195	$ 607,864	$ 760,490

In fiscal years 2012 and 2011, we entered into price protection agreements with additional international distributors to solidify our relationships and stabilize prices across geographic regions, which resulted in increased allowances and deferrals from 2011 levels due primarily to increased ship and debit and stock rotation returns.

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

Warranty—We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, the estimated warranty obligation is affected by ongoing product failure rates and material usage costs incurred in correcting a product failure. Actual product failure rates or material usage costs that differ from estimates result in revisions to the estimated warranty liability. We warrant for a limited period of time that our products will be free from defects in material workmanship and possess the electrical characteristics to which we have committed. We estimate warranty allowances based on historical warranty experience. Historically, warranty expenses were not material to our consolidated financial statements.

Research and Development—Research and development costs consist of the cost of designing, developing and testing new or significantly enhanced products and are expensed as incurred.

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $3.4 million, $6.3 million and $6.7 million in 2013, 2012 and 2011, respectively.

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

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest, and is recognized as an expense, on a straight-line basis, over the requisite service period. We use a binomial lattice model to measure the fair value of Options and a Monte-Carlo simulation to estimate the fair value of Options and Awards that include market conditions. Both models utilize various inputs with respect to expected lives, risk-free interest rates, historical volatility and dividend yield. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. Volatility is one of the most significant determinants of fair value. We estimate our volatility using the actual historic volatility of our stock price. We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures based on historical information about turnover for each appropriate employee level. As vesting tiers within an Option are more frequent after the first year until fully vested, forfeitures on options are recorded as they actually occur. We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant. If any of the assumptions used in the model changes, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

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

Grants with only a performance condition requirement are evaluated periodically for the estimated number of shares that might be issued when fully vested. The fair value measurement and its effect on income is then adjusted as a result of these periodic evaluations. If our estimate of the number of shares expected to be earned (vested) changes, we will be required to adjust the amount of equity-based compensation recognized for the service provided to the date of the change in estimate, on a cumulative basis, to reflect the higher or lower number of shares expected to vest. Such adjustments could materially increase or decrease the amount of equity-based compensation recognized in any period, particularly the period of the change in the estimate, and in aggregate as compared to the initial fair value measurement. Therefore, the use of performance-based forms of equity-based compensation can cause more volatility in our net income in various periods and in aggregate. We do not currently have any grants that include only a performance condition requirement.

Loss Contingencies—We estimate and accrue loss contingencies at the point that the losses become probable. For litigation, our practice is to include an estimate of legal costs for defense.

Retirement Benefits—We sponsor a 401(K) savings and investment plan that allows eligible U.S employees to participate in making pre-tax contributions to the 401(K). We match the employee contributions on a dollar-for-dollar basis up to a certain predetermined percentage. Employees fully vest in the matching contributions after five years of service. We made matching contributions of $5.4 million, $6.2 million, and $6.8 million during fiscal years 2013, 2012, and 2011 respectively.

We also have voluntary defined contribution plans in various non-U.S. locations. We also maintain a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were $3.6 million, $1.3 million, and $1.3 million during fiscal years 2013, 2012, and 2011 respectively. Accrued liabilities relating to these unfunded plans were $7.5 million and $5.1 million as of January 3, 2014 and December 28, 2012, respectively.

Foreign Currency Translation— For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income. Cumulative translation adjustments in accumulated OCI were $2.7 million, $3.2 million and $3.0 million as of January 3, 2014, December 28, 2012 and December 30, 2011, respectively. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from remeasuring transactions denominated in currencies other than the US dollar have not been significant for any period presented.

Segment Information—We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

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

Recent Adopted Accounting Guidance - In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11 “Disclosures about Offsetting Assets and Liabilities.” The standard requires additional disclosure to enhance the comparability of U.S. GAAP and International Financial Reporting Standards financial statements. In January 2013, the FASB issued Accounting Standards Update 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This standard provided additional guidance on the scope of ASU 2011-11. Retrospective application is required and the guidance concerns disclosure only. The standard was effective for our first quarter of fiscal year 2013 and did not have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for our first quarter of fiscal year 2013 and did not have a material impact on our financial statements.

In July 2012, the FASB ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite- Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have a material impact on our financial statements. (See Note 8)

Recent Accounting Guidance Not Yet Adopted - In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective for our first quarter of fiscal year 2014. The adoption of this guidance will not have a significant impact on our results of operations and financial position.

NOTE 3—INVESTMENTS

Our investments are classified as follows (in thousands):

As of December 28, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Maturity range (in years)

Short-term Investments
Bank time deposits	$ 4,751	$ -	$ -	$ 4,751	<1

We classify bank time deposits as available for sale (“AFS”) and record them at fair value. We did not have any short-term or long-term investments outstanding on January 3, 2014.

NOTE 4—FAIR VALUE MEASUREMENTS

We determine fair value on the following assets using these input levels (in thousands):

Fair value as of January 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,579	$ 491	$ 11,088
Total assets measured at fair value	$ 11,579	$ 491	$ 11,088

Fair value as of December 28, 2012 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Short-term investments:
Bank time deposits	$ 4,751	$ -	$ 4,751
Other non-current assets:
Deferred compensation investments	11,096	368	10,728
Total assets measured at fair value	$ 15,847	$ 368	$ 15,479

There were no transfers into or out of Level 1 and Level 2 financial assets and liabilities during fiscal years 2013 or 2012.

For actively traded securities and bank time deposits, we generally rely upon the valuations as provided by the third-party custodian of these assets or liabilities.

NOTE 5—FINANCIAL INSTRUMENTS AND DERIVATIVES

We did not have any derivatives designated as hedging instruments outstanding on January 3, 2014 or December 28, 2012.

Year ended
	Income statement location	January 3, 2014	December 28, 2012	December 30, 2011
Interest rate swap agreements
Loss recognized in accumulated OCI (effective portion), net of tax		$ -	$ -	$ (1,187)
Loss reclassified from accumulated OCI to earnings (effective portion)	Interest expense and fees	$ -	$ (6,547)	$ (99)
Loss recognized in earnings (ineffective portion)	Interest expense and fees	$ -	$ (95)	$ (214)

In fiscal 2011, we terminated our prior interest rate hedge transaction (the “Old Swap”), and settled the interest rate swap agreement for $3.2 million. As of December 30, 2011, we had approximately $1.8 million, net of tax, remaining in accumulated OCI, to be reclassified into earnings as a component of interest expense commensurate with the forecasted interest payments.

During the third quarter of fiscal 2011, we entered into additional interest rate swap transactions (the “New Swaps”) with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the one-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the New Swaps, we effectively converted $150.0 million of our variable-rate revolving credit facility to fixed interest rates through August 8, 2016.

During the fourth quarter of fiscal 2012, we repaid the outstanding balance of our revolving credit facility. As a result, we determined that the forecasted interest payments associated with the original hedge transactions would no longer occur. The remaining balance in OCI, before tax, of $5.8 million, related to the effective portion of the loss on the Old Swap and New Swaps, was reclassified to interest expense and fees. We further settled the New Swaps for $3.7 million during fiscal 2012.

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations are as follows (in thousands):

Year ended
	Income statement location	January 3, 2014	December 28, 2012	December 30, 2011
Loss on foreign exchange options	Cost of revenue	$ -	$ (679)	$ (778)

The tables below describe total open foreign exchange contracts (all are options to sell foreign currencies) (in thousands):

	Year ended
	January 3, 2014	December 28, 2012	December 30, 2011
Unrealized (loss) gain on foreign exchange contracts	$ -	$ (653)	$ 568
Purchases and sales of foreign exchange contracts	-	31,428	41,038
Notional amount of open contracts as of year end	-	12,429	20,239

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
(€ and $ in thousands)
January 3, 2014	-	-	n/a
December 28, 2012	€ 10,000	$ 12,429	1 – 5 months

NOTE 6—INVENTORIES

Inventories are summarized below (in thousands):

	As of	As of
	January 3, 2014	December 28, 2012
Finished products	$ 20,783	$ 25,230
Work in process	38,759	46,739
Raw materials	2,866	2,899
Total inventories	$ 62,408	$ 74,868

As of January 3, 2014, Intersil was committed to purchase $17.4 million of raw material inventory from suppliers.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	As of	As of
	January 3, 2014	December 28, 2012
Land	$ 1,708	$ 1,708
Buildings and leasehold improvements	59,743	60,099
Machinery and equipment	244,940	243,075
Construction in progress	21,956	8,571
Total property, plant and equipment	328,347	313,453
Accumulated depreciation and leasehold amortization	(246,480)	(228,079)
Total property, plant and equipment, net	$ 81,867	$ 85,374

Depreciation expense was $19.0 million, $19.5 million and $22.1 million for fiscal years 2013, 2012 and 2011, respectively. Non-cash accruals for purchases of property, plant and equipment were minimal for fiscal 2013, $1.5 million for fiscal 2012, and $0.4 million for fiscal 2011. As of January 3, 2014, we had open capital asset purchase commitments of $1.2 million.

NOTE 8—GOODWILL AND PURCHASED INTANGIBLES

Goodwill—The following table summarizes changes in net goodwill balances for our one reportable segment (in thousands):

Gross goodwill balance as of December 28, 2012 and January 3, 2014	$ 1,720,100
Impairment charge (recorded in 2008)	(1,154,676)
Goodwill balance as of December 28, 2012 and January 3, 2014	$ 565,424

During the third quarter of fiscal year 2013, we reorganized from three reporting units into four reporting units – specialty, mobile, precision and industrial & infrastructure. We performed a fair value analysis to allocate our goodwill at the time of the reorganization and performed an impairment test of goodwill as of the date of reorganization. Based on our analysis, no impairment was indicated.

During the third quarter of fiscal year 2011, we reorganized our reporting units, increasing from two reporting units to three reporting units – analog & mixed-signal, power management, and consumer. We performed a fair value analysis to allocate our goodwill at the time of the reorganization and performed an impairment test of goodwill as of the date of reorganization. Based on our analysis, no impairment was indicated.

We perform an annual test of goodwill in the fourth quarter of each year. In fiscal years 2013, 2012 and 2011, we recorded no impairment of goodwill based on our analysis. The fair value of the reporting units was significantly in excess of the carrying value as of October 5, 2013, the first day of our fourth quarter and the date at which we performed our test.

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

Purchased intangibles—Substantially all of our purchased intangibles consist of multiple elements of developed technology which had estimated useful lives of five years at the time of purchase. Other purchased intangibles consist of other identifiable assets, primarily customer relationships, with estimated useful lives of four to seven years. Purchased intangibles are summarized as follows (in thousands):

As of January 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 105,981	$ 48,599	$ 154,580
Accumulated amortization	68,730	29,209	97,939
Purchased intangibles, net	$ 37,251	$ 19,390	$ 56,641

As of December 28, 2012
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 113,533	$ 53,020	$ 166,553
Accumulated amortization	58,303	25,252	83,555
Purchased intangibles, net	$ 55,230	$ 27,768	$ 82,998

We recorded amortization expense as follows (in thousands):

Year Ended
By statement of operations line item	January 3, 2014	December 28, 2012	December 30, 2011
Amortization of purchased intangibles	$ 24,579	$ 29,185	$ 26,830

Purchased intangibles were evaluated for impairment during fiscal 2013 and we recognized an impairment charge of $1.8 million on certain developed technology intangibles due to cost reduction initiatives included in our February 2013 restructuring plan (See Note 9). The impairment charge is included as a component of restructuring and related costs in our consolidated statements of operations.

Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2014	$ 22,242
Fiscal year 2015	16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,915
Thereafter	-
Total expected amortization expense	$ 56,641

NOTE 9—RESTRUCTURING AND RELATED COSTS

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions to reduce our workforce and consolidate facilities. Our restructuring costs consist primarily of: (i)

severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In October 2013, we adopted a restructuring plan to realign our internal fabrication facilities with existing requirements, (the “October 2013 Plan”). The October 2013 plan includes a reduction of approximately 1% of our worldwide workforce. The October 2013 plan is expected to be substantially complete by the end of the first quarter of 2014.

In the third quarter of fiscal year 2013, we adopted a rebalancing plan (the “July 2013 plan”) to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across the business. The July 2013 plan included a reduction in our worldwide workforce of approximately 12%, which we anticipate will be gradually offset by the addition of new hires in design and development over subsequent quarters. The July 2013 plan is expected to be substantially complete by the end of the first quarter of 2014.

In the first quarter of fiscal year 2013, we adopted a restructuring plan (the “February 2013 plan”) to prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The February 2013 plan included a reduction of approximately 18% of our worldwide workforce. The February 2013 restructuring plan was substantially complete at the end of the second quarter of 2013. No further expense related to these plans is anticipated.

During fiscal year 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. The 2012 restructuring plans were substantially completed at the end of the fourth quarter of 2012. No further expense related to these plans is anticipated.

The amounts below relating to the restructuring are included in other accrued expenses (in thousands):

	Restructuring activity from the Oct 2013 plan	Restructuring activity from the July 2013 plan	Restructuring activity from the February 2013 plan	Restructuring activity from plans initiated in 2012	Combined plans
Balance as of December 28, 2012	$ -	$ -	$ -	$ 1,053	$ 1,053

Costs incurred
Severance costs	639	6,570	11,581	(64)	18,726
Lease exit costs	-	1,118	908	13	2,039
Other costs	1	1,371	6,553	4	7,929
Cash payments
Severance payments	(105)	(3,780)	(10,181)	(364)	(14,430)
Lease exit payments	-	(245)	(869)	(275)	(1,389)
Other payments	(1)	(107)	(410)	(163)	(681)
Non-cash items in restructuring	-	(1,039)	(6,145)	-	(7,184)

Balance as of January 3, 2014	$ 534	$ 3,888	$ 1,437	$ 204	$ 6,063

Non-cash items include certain prepaid, intangible, fixed, and other assets that were written off as a result of the restructuring initiatives.

NOTE 10—INCOME TAXES

We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. We are no longer subject to examination in the U.S. for years prior to 2010.

Income (loss) before income taxes is allocated between domestic and foreign jurisdictions as follows (in thousands):

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

Domestic	$ 22,140	$ 12,394	$ 19,284
Foreign	(8,263)	(20,060)	34,145
Income (loss) before income taxes	$ 13,877	$ (7,666)	$ 53,429

Income tax expense (benefit)—The provision for income taxes is summarized below (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Current taxes:
Federal	$ (2,090)	$ 10,300	$ (11,189)
State	34	3,638	(133)
Foreign	2,879	2,042	5,537
	823	15,980	(5,785)
Deferred taxes:
Federal	11,911	20,329	(796)
State	545	(4,871)	(1,742)
Foreign	(2,257)	(1,455)	(5,412)
	10,199	14,003	(7,950)
Income tax expense (benefit)	$ 11,022	$ 29,983	$ (13,735)

As a result of the exercise of non-qualified Options, the disqualifying disposition of incentive Options, the release of Awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of $1.3 million, $1.6 million and $2.5 million during fiscal years 2013, 2012 and 2011, respectively.

We currently have a tax holiday in Malaysia resulting in a tax rate of 0%. This tax holiday began on July 1, 2009, and terminates on July 1, 2019. The table below summarizes the effects of operating in Malaysia under our tax holiday based on the Malaysian statutory tax rate (in thousands, except per share data).

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

Tax effects from earnings attributable to Malaysia	$ (2,483)	$ (5,132)	$ 8,943

Effect on earnings (loss) per share:
Basic	$ (0.02)	$ (0.04)	$ 0.07
Diluted	$ (0.02)	$ (0.04)	$ 0.07

Deferred income taxes—The components of deferred income tax assets and liabilities are as follows (in thousands):

	As of January 3, 2014		As of December 28, 2012
	Current	Non-Current	Current	Non-Current
Inventory	$ 14,561	$ -	$ 14,615	$ -
Property, plant and equipment	-	3,445	-	1,200
Accrued expenses	5,343	-	4,557	-
Equity-based compensation	-	8,095	-	11,300
Net operating loss carryforward	1,285	23,327	2,186	24,120
Capitalized research and development	-	2,142	-	4,001
Deferred compensation	-	3,477	-	4,213
Deferred revenue	4,285	-	3,322	-
Tax credits	7,483	52,262	4,135	67,086
Capital loss carryforward	-	7,263	-	7,383
All other, net	480	4,388	150	2,144
Deferred tax assets	33,437	104,399	28,965	121,447
Deferred tax liabilities: intangibles	-	-	-	(724)
Valuation allowance	(11,109)	(31,391)	(8,959)	(35,197)
Net deferred tax assets	$ 22,328	$ 73,008	$ 20,006	$ 85,526

The table below summarizes the activity in valuation allowances (in thousands):

	As of January 3, 2014	As of December 28, 2012
Beginning balance	$ 44,156	$ 19,199
(Decreases) increases related to state attributes	(1,537)	26,247
Decreases related to foreign net operating losses	-	(1,290)
Decreases related to capital losses	(119)	-
Ending balance	$ 42,500	$ 44,156

During the year ended January 3, 2014, we reduced our deferred tax assets related to the state R&D tax credits by $1.5 million due to settlement with tax authorities. We also reduced our deferred tax assets by $0.1 million related to capital losses for expirations. The valuation allowances were also adjusted accordingly based on the deferred tax asset adjustments.

We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including net operating loss carryforwards (“NOLs”) and tax-credit carryforwards, are more likely than not to be realized in the foreseeable future. Therefore, we have not provided any additional valuation allowances on deferred tax assets as of January 3, 2014.

We have gross NOLs of $42.4 million from acquisitions that expire in tax years 2027 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382. We have gross federal R&D credit carryforwards of $18.8 million that will expire in tax years 2031 through 2033.

Income tax provision (benefit) reconciliation—A reconciliation of the statutory United States income tax to our effective income tax is as follows ($ in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at federal statutory income tax rate	$ 4,857	$ (2,683)	$ 18,700
State taxes	1,198	997	1,021
Cost (benefit) of earnings subject to tax rates other than U.S.	3,505	7,293	(16,492)
International equity-based compensation	2,422	2,951	3,800
Research credits	(10,313)	(3,910)	(27,307)
Change in valuation allowance	-	-	17,232
Change in unrecognized tax benefits	116	20,675	(10,944)
Subpart F—interest & stock gain	326	621	(207)
Manufacturing deduction	(370)	(100)	(1,063)
Amortization of deferred tax charge	(2,964)	(2,967)	(3,027)
Tax shortfalls on share based compensation	3,277	-	-
Export compliance settlement	2,100	-	-
Interest	779	-	-
Royalty income	5,557	6,504	6,949
Other items	532	602	(2,397)
Total income tax provision (benefit)	$ 11,022	$ 29,983	$ (13,735)

Uncertain tax positions and UTBs

During fiscal 2013, we recorded an increase of $1.8 million of potential interest on UTBs in the consolidated statement of operations. During fiscal 2012, we recorded a reduction of $6.1 million of potential interest and a reduction of $0.6 million of potential penalties on UTBs in the consolidated statement of operations. During fiscal 2011, we recognized $1.3 million of potential interest and a reduction of $3.3 million of potential penalties on UTBs in the consolidated statement of operations.

The table below summarizes activity in UTBs (in thousands):

	As of January 3, 2014	As of December 28, 2012
Beginning balance (includes interest and penalties of $5,327 thousand as of December 28, 2012)	$ 112,867	$ 154,395
Increases related to current year tax positions	1,157	-
Increases related to prior year tax positions	10,874	22,071
Settlements with tax authorities	(25,555)	(63,599)
Ending balance (includes interest and penalties of $7,102 thousand as of January 3, 2014)	$ 99,343	$ 112,867

The increases related to prior year tax positions in fiscal 2013 were primarily due to an audit in Switzerland for tax years 2009-2010 and accrued interest on the UTBs. The increases related to prior year tax positions do not have a material impact on the effective tax rate. The remaining balance in UTBs is primarily related to transfer pricing and a provision related to an IRS examination for tax years 2010 – 2011. The increase in the UTBs for fiscal 2012 was primarily due to the election of Rev. Proc. 99-32 for tax years 2005 – 2009, which resulted in a $12.5 million charge. The additional $9.6 million relates to the re-measurement of transfer pricing adjustments and related interest for the outbound pricing of tangible goods and our cost sharing arrangement for the tax years 2005 – 2011 based on interactions with the IRS.

During fiscal 2013, we reached final settlement with the Internal Revenue Service (“IRS”) in connection with the 2008 – 2009 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. As a result of the settlement, we reduced our UTB balance by $24.6 million. This reduction included a $7.5 million cash payment to the IRS, consisting of $6.7 million of additional tax and $0.8 million of interest; a $15.9 million decrease in deferred tax assets related federal R&D tax credits, federal alternative minimum tax (“AMT”) tax credits, and federal net operating loss (“NOL”) tax attributes; and $1.2 million cash payments for amended returns filed with state authorities related to the IRS examination settlement. We also reduced our UTB balance by $1.0 million upon settlement of an audit with the State of California related to tax years 2005-2008 for a benefit resulting in a reduction of income tax expense for $1.0 million.

During fiscal 2012, we reached final settlement with the IRS in connection with the 2005 – 2007 examination periods and decreased our UTBs in the amount of $63.6 million. The examination primarily focused on the outbound pricing of tangible goods and valuation of the intangible property sold to our CFC. The settlement resulted in a $57.6 million reduction in UTBs, which was a component of income taxes payable, comprised of a cash payment of $46.6 million to the IRS and an $11.0 million decrease in deferred tax assets related federal R&D tax credits. We further reduced the UTB balance with a $6.0 million payment to the state authorities related to the IRS examination settlement. We also recorded an increase to income tax expense and income taxes payable of $11.7 million related to interest due to the Rev. Proc. 99-32 election, which allowed for the repatriation of $162.3 million of cash during 2012.

We are currently under an IRS tax audit for tax years 2010 and 2011. While the audit covers a number of different issues, the focus is largely due to the intercompany pricing of goods and services between different tax jurisdictions. As the final resolution of the examination process remains uncertain for those years, we continue to provide for the uncertain tax positions based on our best estimate of the ultimate outcome.

Within the next 12 months, we estimate that our UTB balance will be reduced by $0.6 million related to the state tax impact of the settlement with the IRS for tax years 2005 – 2007, $1.2 million related to the state tax impact of the settlement with the IRS for tax years 2008 – 2009, $1.8 million due to the expiration of the statute of limitation on certain items, and $5.7 million for the Switzerland foreign currency transactions for the tax years 2009 – 2010.

Other Income Tax Information

Income taxes paid were $16.6 million, $49.4 million and $11.1 million during fiscal years 2013, 2012 and 2011, respectively. Interest and penalties paid were $0.9 million during fiscal 2013, $13.5 million during fiscal 2012 and a minimal amount in fiscal 2011.

We have not provided U.S. income taxes on $352.4 million of accumulated undistributed earnings of our international subsidiaries because of our demonstrated intention to permanently reinvest these earnings. Should these earnings be remitted to the U.S. we would be subject to additional U.S. taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability related to investments in these international subsidiaries that are permanently reinvested is not practicable and not expected in the foreseeable future.

Hypothetical Additional Paid in Capital (“APIC”) Pool— The hypothetical APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our consolidated statements of operations. During fiscal 2013, we recognized $3.3 million of income tax expense resulting from tax deficiencies related to share-based compensation in our consolidated statements of operations. We did not recognize any tax expense resulting from tax deficiencies during fiscal 2012 or 2011.

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

We did not have any outstanding borrowings against the Facility as of January 3, 2014 or December 28, 2012.

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

	(in thousands)
Cash paid for interest	$ -	$ 3,907	$ 12,966
Weighted-average interest rate (pre-tax)	-%	2.48%	4.47%

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $1.4 million as of January 3, 2014, and $2.2 million as of December 28, 2012. The standby letters of credit are secured by pledged deposits.

NOTE 12—INCOME FROM INTELLECTUAL PROPERTY (“IP”) AGREEMENTS

During the fourth quarter ended December 28, 2012, we recorded income of $1.0 million related to the sale of several patents. During the third quarter of fiscal year 2012, we recorded proceeds of $20.0 million, net of $6.6 million of legal costs, related to an IP agreement settling a trade secret misappropriation and patent infringement dispute with another semiconductor company.

NOTE 13—COMMON STOCK AND DIVIDENDS

Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and two million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued. As of January 3, 2014 and December 28, 2012, no shares of preferred stock were outstanding.

The table below summarizes the Class A common stock activity for all periods presented ($ in thousands, except per share amounts; shares in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Beginning balance	126,250	126,483	124,552
Shares issued under stock plans, net of shares withheld for taxes	1,465	1,667	1,931
Repurchase and retirement of common stock	-	(1,900)	-
Ending balance	127,715	126,250	126,483
Dividends paid to shareholders	$ 61,025	$ 60,955	$ 60,348
Dividends paid per share	$ 0.48	$ 0.48	$ 0.48

Dividends—we have paid a quarterly dividend since September 2003. In January 2014, the Board of Directors declared a dividend of $0.12 per share to be paid in the first quarter of 2014, which if annualized equates to $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

Share Repurchases—On August 6, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of Intersil’s common stock. The stock repurchase program was for a period of 12 months and expired in August 2013. During fiscal year 2012, we repurchased and retired 1.9 million shares under the program at an average price per share of $8.03. We did not repurchase any shares during fiscal year 2013.

NOTE 14—RISKS AND UNCERTAINTIES

Financial instruments - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. We continually monitor our positions with and the credit quality of the governmental and financial institutions that issue our cash equivalents and investments. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. In addition, we limit the amount of investment credit exposure with any one issuer. For foreign exchange contracts, we manage potential credit exposure primarily by restricting transactions with only high-credit quality counterparties.

We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral.

Concentration of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows revenue by country where such value exceeded 10% in any one year:

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Revenue by country
China (includes Hong Kong)	52.9%	55.4%	54.9%
United States	15.7%	14.0%	13.5%

In addition to those in the table above, our customers in each of Korea, Japan, Germany, Singapore, Taiwan, and Thailand, accounted for at least 1% of our total revenue in fiscal year 2013.

One distributor, Avnet, Inc (“Avnet”) represented 17.0%,  14.9%, and 11.4% of revenue during fiscal years 2013, 2012 and 2011 respectively and 24.6% and 19.2% of trade receivables as of January 3, 2014 and December 28, 2012. Another distributor, WPG Holdings Ltd. (“WPG”) represented 12.2%,  12.8% and 11.4% of revenue during fiscal years 2013, 2012 and 2011 respectively and 13.8% and 18.3% of accounts receivable as of January 3, 2014 and December 28, 2012. The loss of any one or more of these customers could result in a materially negative impact on our business.

We rely on external vendors for 88.4% of our wafer supply as measured in units. Additionally, we rely primarily on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are mostly located in Asia, where a significant volume of our final product sales are made.

Geographic Information—The following table presents net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased our products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets (in thousands):

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
United States operations
Revenue	$ 90,348	$ 85,356	$ 102,895
Tangible long-lived assets	$ 59,469	$ 54,048	$ 52,478
International operations
Revenue	$ 484,847	$ 522,508	$ 657,595
Tangible long-lived assets	$ 22,398	$ 31,326	$ 38,560

Concentration of other risks - The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. Our results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for our products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and manufacturing foundries, independent distributors and sales representatives. As a result, we may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

NOTE 15—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Numerator:
Net income (loss) to common shareholders	$ 2,855	$ (37,649)	$ 67,164
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	127,151	127,032	125,715
Effect of stock options and awards	847	-	323
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	127,998	127,032	126,038
Earnings (loss) per share:
Basic	$ 0.02	$ (0.30)	$ 0.53
Diluted	$ 0.02	$ (0.30)	$ 0.53
Anti-dilutive shares not included in the above calculations:
Awards	1,181	3,367	598
Options	6,774	11,946	13,948

NOTE 16—EQUITY-BASED COMPENSATION

Our equity compensation plans are summarized below (in thousands):

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of January 3, 2014	Shares Available for Issuance at January 3, 2014
1999 Plan	36,250	770	-
2008 Plan	34,352	9,642	10,061
2009 Option Exchange Plan	2,914	1,168	-
Acquired Plans	-	87	-
Inducement Plan	-	433	-
ESPP	6,533	-	985
	80,049	12,100	11,046

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

For Options granted in fiscal years 2013 and 2012, we estimated the fair value of each Option as of the date of grant with the following assumptions:

	Year Ended
	January 3, 2014	December 28, 2012
Range of expected volatilities	38.2 – 38.2%	36.9 – 41.5%
Weighted-average volatility	38.2%	39.3%
Range of dividend yields	5.7 – 5.7%	4.1 – 6.8%
Weighted-average dividend yield	5.7%	4.7%
Range of risk-free interest rates	0.6 – 0.6%	0.5 – 1.0%
Weighted-average risk-free interest rate	0.6%	0.8%
Range of expected lives, in years	2.6 – 2.6	2.6 – 5.1
Weighted-average expected life, in years	2.6	4.6

The following table represents the weighted-average fair value compensation cost per share of Options and Awards granted:

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Options	$ 1.67	$ 2.55	$ 2.81
Awards	$ 8.58	$ 9.14	$ 10.97
Aggregate	$ 7.94	$ 5.62	$ 5.17

Information Regarding Options and Awards—Information about Options and Awards as of January 3, 2014 and activity for Options and Awards for the three years then ended is presented below:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of December 31, 2010	13,216	$ 17.75	4.0	4,208
Granted (1)	3,657	12.42		1,482
Exercised (4)	(250)	8.38		(1,320)
Canceled	(2,675)	19.37		(692)
Outstanding as of December 30, 2011	13,948	$ 16.21	4.1	3,678
Granted (2)	2,420	10.47		2,117
Exercised (4)	(85)	6.48		(1,164)
Canceled	(4,337)	16.79		(1,264)
Outstanding as of December 28, 2012	11,946	$ 14.90	3.7	3,367
Granted (3)	340	8.38		3,334
Exercised (4)	(106)	8.34		(931)
Canceled	(4,684)	16.89		(1,166)
Outstanding as of January 3, 2014	7,496	$ 13.46	3.3	4,604	$ 53,711	$ 22,622

As of January 3, 2014:
Exercisable/vested (4)	6,140	$ 13.89	3.0	74	$ 3,159
Number vested and expected to ultimately vest	7,398	$ 13.49	3.3	3,718	$ 43,861

(1)	Grants include 952,172 market stock units (“MSU”) Options and 300,891 MSU Awards issued in fiscal 2011.
(2)	Grants include 833,204 MSU Options and 380,821 MSU Awards issued in fiscal 2012.
(3)	Grants include 784,000 MSU Awards issued in fiscal 2013.
(4)

Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of January 3, 2014, were 74,000 shares as shown in the Awards column as Exercisable/vested.

The weighted-average recognition period for the compensation cost is 1.9 years. The unrecognized compensation cost is expected to be recognized over a period of 4.0 years.

Additional Disclosures	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011

($ in thousands, share data in thousands)
Shares issued under the employee stock purchase plan	712	813	749
Aggregate intrinsic value of stock options exercised	$ 175	$ 281	$ 1,467

The following table is a summary of the number and weighted-average grant date fair values regarding our unexercisable/unvested Options and Awards as of January 3, 2014 and activity during the year then ended (in thousands):

	Options Unvested	Options-Weighted Average Grant Date Fair Values	Awards Unvested	Awards-Weighted Average Grant Date Fair Values
Unvested as of December 28, 2012	4,555	$ 2.92	3,304	$ 11.20
Granted	340	1.67	3,334	8.58
Vested	(2,417)	2.83	(942)	11.44
Forfeited	(1,123)	2.81	(1,166)	10.02
Unvested as of January 3, 2014	1,355	$ 2.86	4,530	$ 9.53

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the accompanying Consolidated Statements of Operations (in thousands):

Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
By statement of operations line item
Cost of revenue	$ 1,387	$ 1,634	$ 1,853
Research and development	$ 7,777	$ 11,304	$ 16,219
Selling, general and administrative	$ 9,927	$ 11,670	$ 12,190
By stock type
Stock options	$ 4,690	$ 9,426	$ 11,164
Restricted and deferred stock awards	$ 13,378	$ 14,037	$ 17,789
Employee stock purchase plan	$ 1,023	$ 1,145	$ 1,309

		As of January 3, 2014	As of December 28, 2012

(in thousands)
Equity-based compensation capitalized in inventory		$ 341	$ 330

Market and Performance-based Grants — As of January 3, 2014, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of January 3, 2014
	Options	Awards

	(in thousands)
Performance and market-based units outstanding	622	942
Maximum shares that could be issued assuming the highest level of performance	933	1,786
Performance and market-based shares expected to vest	622	942
Amount to be recognized as compensation cost over the performance period	1,730	6,457

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

Leases and Commitments—Total rental expense amounted to $8.8 million, $11.0 million and $11.1 million for 2013, 2012 and 2011, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to approximately $42.2 million as of January 3, 2014.

The following table sets forth future minimum lease commitments and non-cancelable purchase commitments as of January 3, 2014 (in thousands):

	Future minimum lease commitments	Non-cancelable purchase commitments
2014	$ 8,244	$ 23,484
2015	11,549	4,679
2016	6,112	2,304
2017	5,482	-
2018	5,042	-
Thereafter	5,743	-
Total future minimum commitments	$ 42,172	$ 30,467

NOTE 18—LITIGATION MATTERS

A portion of our activities are subject to export control regulations by the U.S. Department of State (DOS) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it is considering pursuing administrative proceedings under Part 128 of the ITAR. We are currently in the process of negotiating the terms of a Consent Agreement with the DDTC for purposes of settling this matter. The Consent Agreement would include, among other things, a penalty estimated to be between $6.0 million and $12.0 million, a portion of which would be suspended and eligible for credit based on qualified expenditures and investments made by Intersil. The qualified expenditures are subject to the approval of the DDTC. During the third quarter of fiscal year 2013, we recorded a charge of $6.0 million relating to this matter. The resolution of this matter will not result in debarment from engaging in the exporting of defense articles and will not impact our ability to transact business internationally.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. The judge issued a claim construction order in June 2013. Subsequently, there will be further discovery and pre-trial motion practice. A trial date has yet to be scheduled.

We estimate the possible, but not necessarily probable, range of loss in the TAOS matter to be from $0.0 to $17.0 million. However, because we believe the defense of these matters to be probable, we record accruals for estimated costs to defend these positions, exclusive of settlement or judgment costs. As of January 3, 2014, we have recorded approximately $0.5 million related to defense costs.

We are currently party to various claims and legal proceedings, including those discussed above. When we believe that a loss is probable and the amount of the loss can be reasonably estimated, we recognize the estimated amount of the loss. We include legal costs in the estimate of losses. As additional information becomes available, we reassess any potential liability related to these matters and, if necessary, revise the estimates.

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

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated (in thousands, except per share data):

	Quarters Ended
	Jan 3, 2014	Oct 4, 2013	Jul 5, 2013	Mar 29, 2013	Dec 28, 2012	Sep 28, 2012	Jun 29, 2012	Mar 30, 2012
Revenue	$ 145,993	$ 152,644	$ 144,834	$ 131,724	$ 137,454	$ 151,406	$ 162,993	$ 156,011
Gross profit	81,145	84,636	79,893	70,933	74,269	81,904	88,806	85,187
Net income (loss)	7,508	(8,178)	1,002	2,522	(21,820)	1,983	(14,492)	(3,320)
Income (loss) per share (basic):	0.06	(0.06)	0.01	0.02	(0.17)	0.02	(0.11)	(0.03)
Income (loss) per share (diluted):	0.06	(0.06)	0.01	0.02	(0.17)	0.02	(0.11)	(0.03)

—End of Consolidated Financial Statements—

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in providing reasonable assurance that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

No change in our internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Management Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of January 3, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during Intersil’s fourth quarter ended January 3, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of January 3, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following individuals served on our Board of Directors as of January 3, 2014:

Robert W. Conn;  James V. Diller; Gary E. Gist;  Mercedes Johnson;  Gregory Lang;  Donald Macleod; Jan Peeters;  Robert N. Pokelwaldt;  Necip Sayiner; and James A. Urry. The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of January 3, 2014 were as follows:

Necip Sayiner; Richard Crowley; Susan J. Hardman; Andrew M. Cowell; Gerald J. Edwards; Mark Downing; Vern Kelley; Roger Wendelken; Thomas C. Tokos; and Philip Chesley. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

Item 11.Executive Compensation.

The information required under this item will appear under the captions “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Potential Payments Upon Termination or Change-in-Control Benefits” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will appear under the caption “Corporate Governance” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.Principal Accounting Fees and Services.

The information required under this item will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Ballot), “Audit and Other Fees Paid to KPMG LLP” ” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.
(b)	Financial Statement Schedules.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction from Allowances	Balance as of End of Period
Allowance for uncollectible accounts
2013	$ 26	$ 1,319	$ (819)	$ -	$ 526
2012	$ 168	$ (142)	$ -	$ -	$ 26
2011	$ 414	$ (32)	$ (214)	$ -	$ 168

Inventory allowances
2013	$ 45,915	$ 7,120	$ -	$ 6,112	$ 46,923
2012	$ 37,362	$ 10,265	$ -	$ 1,712	$ 45,915
2011	$ 45,590	$ 5,309	$ -	$ 13,537	$ 37,362

Sales returns and allowances
2013	$ 14,865	$ 86,520	$ (599)	$ 87,032	$ 13,754
2012	$ 14,471	$ 96,463	$ 271	$ 96,340	$ 14,865
2011	$ 6,571	$ 66,520	$ 8,684	$ 67,304	$ 14,471

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

(c)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, filed February 24, 2012)

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).

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

10.3

Second Amendment to Credit Agreement dated September 20 2012, by and among Intersil, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q, filed November 2, 2012).

10.4

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective December 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 5, 2012).

10.5	Employment Agreement of Necip Sayiner effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 12, 2013).

10.6	Executive Change in Control Severance Benefits Agreement of Necip Sayiner dated March 14, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 12, 2013).

10.7

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective April 1, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on March 12, 2013).

10.8	Executive Change in Control Severance Benefits Agreement of Mark Downing dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 7, 2013).

10.9

Separation Agreement and General Release dated July 18, 2013 between Intersil Corporation and David Loftus (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 19, 2013).

10.10

Executive Change in Control Severance Benefits dated September 23, 2013 between Intersil Corporation and Philip Chesley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 26, 2013).

10.11

Executive Change in Control Severance Benefits dated September 23, 2013 between Intersil Corporation and Richard Crowley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on September 26, 2013).

10.12

Executive Change in Control Severance Benefits dated September 23, 2013 between Intersil Corporation and Roger Wendelken (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 16, 2013).

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

*Filed herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ Necip Sayiner
Necip Sayiner President & Chief Executive Officer February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Necip Sayiner	President, Chief Executive Officer and	February 18, 2014
	Necip Sayiner	Director (principal executive officer)

By:	/s/ Richard Crowley	Chief Financial Officer (principal financial	February 18, 2014
	Richard Crowley	and accounting officer)

By:	/s/ Donald Macleod	Chairman of the Board of Directors	February 18, 2014
Donald Macleod

By:	/s/ Robert W. Conn	Director	February 18, 2014
Robert W. Conn

By:	/s/ James V. Diller	Director	February 18, 2014
James V. Diller

By:	/s/ Gary E. Gist	Director	February 18, 2014
Gary E. Gist

By:	/s/ Mercedes Johnson	Director	February 18, 2014
Mercedes Johnson

By:	/s/ Gregory Lang	Director	February 18, 2014
Gregory Lang

By:	/s/ Jan Peeters	Director	February 18, 2014
Jan Peeters

By:	/s/ Robert N. Pokelwaldt	Director	February 18, 2014
Robert N. Pokelwaldt

By:	/s/ James A. Urry	Director	February 18, 2014
James A. Urry