Form 10-Q
period 2014-04-04
INTERSIL CORP/DE
filed 2014-05-08
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on May 2, 2014:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	128,775,368

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended
	April 4, 2014	March 29, 2013

	(in thousands, except per share data)
Revenue	$ 140,056	$ 131,724
Cost of revenue	61,151	60,791
Gross margin	78,905	70,933

Operating costs and expenses:
Research and development	31,799	37,348
Selling, general and administrative	22,768	30,385
Amortization of purchased intangibles	5,560	6,496
Provision for export compliance settlement	4,000	-
Restructuring and related costs	-	16,834
Operating income (loss)	14,778	(20,130)
Interest expense and fees, net	(488)	(641)
Gain on investments, net	364	457
Income (loss) before income taxes	14,654	(20,314)
Income tax expense (benefit)	4,649	(22,836)
Net income	$ 10,005	$ 2,522

Earnings per share:
Basic	$ 0.08	$ 0.02
Diluted	$ 0.08	$ 0.02

Cash dividends declared per common share	$ 0.12	$ 0.12

Weighted average common shares outstanding (in thousands):
Basic	127,819	126,336
Diluted	129,389	126,568

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Quarter ended
	April 4, 2014	March 29, 2013

(in thousands)

Net income	$ 10,005	$ 2,522
Currency translation adjustments	(45)	(827)
Comprehensive income	$ 9,960	$ 1,695

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2014	January 3, 2014

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 197,336	$ 194,787
Trade receivables, net of allowances ($15,554 as of April 4, 2014 and $14,274 as of January 3, 2014)	52,830	49,466
Inventories	61,877	62,408
Prepaid expenses and other current assets	10,353	10,843
Deferred income tax assets	15,808	22,328
Total Current Assets	338,204	339,832
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($251,247 as of April 4, 2014 and $246,480 as of January 3, 2014)	77,958	81,867
Purchased intangibles, net of accumulated amortization ($82,819 as of April 4, 2014 and $97,939 as of January 3, 2014)	51,081	56,641
Goodwill	565,424	565,424
Deferred income tax assets	56,543	73,008
Other non-current assets	73,414	74,624
Total Non-current Assets	824,420	851,564
Total Assets	$ 1,162,624	$ 1,191,396
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 25,901	$ 26,248
Accrued compensation	43,653	42,014
Deferred income	10,048	11,936
Other accrued expenses and liabilities	32,377	35,103
Income taxes payable	11,036	14,588
Total Current Liabilities	123,015	129,889
Non-current Liabilities:
Income taxes payable	71,703	90,102
Other non-current liabilities	12,066	13,603
Total Non-current Liabilities	83,769	103,705
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 128,581,813 shares issued and outstanding as of April 4, 2014 and 127,714,810 shares issued and outstanding as of January 3, 2014	1,286	1,277
Additional paid-in capital	1,608,802	1,620,732
Accumulated deficit	(656,930)	(666,935)
Accumulated other comprehensive income	2,682	2,728
Total Shareholders' Equity	955,840	957,802
Total Liabilities and Shareholders' Equity	$ 1,162,624	$ 1,191,396

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 4, 2014	March 29, 2013

	(in thousands)
Operating Activities
Net income	$ 10,005	$ 2,522
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,370	12,148
Equity-based compensation	3,709	5,350
Tax effect and excess tax benefit of equity-based awards	(316)	(326)
Gain on long-term investments	(268)	-
Deferred income taxes	22,985	(1,113)
Changes in operating assets and liabilities:
Trade receivables	(3,364)	2,268
Inventories	531	2,286
Prepaid expenses and other current assets	374	1,992
Trade payables and accrued liabilities	(3,607)	9,478
Income taxes	(21,838)	(18,771)
Other, net	(724)	316
Net cash flows from operating activities	17,857	16,150

Investing Activities
Proceeds from recovery of long-term investments	268	-
Purchase of property, plant and equipment	(784)	(5,281)
Net cash used in investing activities	(516)	(5,281)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	488	2,895
Dividends paid	(15,371)	(15,283)
Net cash used in financing activities	(14,883)	(12,388)
Effect of exchange rates on cash and cash equivalents	91	(803)
Net change in cash and cash equivalents	2,549	(2,322)
Cash and cash equivalents at the beginning of the period	194,787	158,810
Cash and cash equivalents at the end of the period	$ 197,336	$ 156,488

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

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 3, 2014 consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in the second quarter of our fiscal year 2018. Quarterly or annual periods vary from exact calendar quarters or years.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 — Fair Value Measurements

Due to their short duration, the carrying amount of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses and other current liabilities provide a reasonable estimate of fair value.

For deferred compensation investments and bank time deposits, we rely upon the valuations as provided by the third party custodian of these assets or liabilities.

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

We determine fair value on the following assets using these input levels (in thousands):

Fair value as of April 4, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,353	$ 171	$ 11,182
Total assets measured at fair value	$ 11,353	$ 171	$ 11,182

Fair value as of January 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,579	$ 491	$ 11,088
Total assets measured at fair value	$ 11,579	$ 491	$ 11,088

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters ended April 4, 2014 and March 29, 2013.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	April 4, 2014	January 3, 2014
Finished products	$ 19,640	$ 20,783
Work in process	39,932	38,759
Raw materials	2,305	2,866
Total inventories	$ 61,877	$ 62,408

Note 4 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fourth quarter or if indicators of impairment exist, in interim periods. Factors we consider important that could trigger a goodwill impairment review include adverse legal factors, changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. There was no change in the carrying value of goodwill during the quarter ended April 4, 2014.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of four to seven years (in thousands).

As of April 4, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 89,700	$ 44,200	$ 133,900
Accumulated amortization	56,000	26,819	82,819
Purchased intangibles, net	$ 33,700	$ 17,381	$ 51,081

As of January 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 105,981	$ 48,599	$ 154,580
Accumulated amortization	68,730	29,209	97,939
Purchased intangibles, net	$ 37,251	$ 19,390	$ 56,641

Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2014, remaining	$ 16,681
Fiscal year 2015	16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,916
Total expected amortization expense	$ 51,081

Note 5 — Restructuring and Related Costs

Our restructuring plans have been described in prior period filings. During the quarter ended April 4, 2014 no new restructuring plans were initiated.

The restructuring and related costs balance as of the period ended April 4, 2014 primarily relates to the July 2013 plan. The amounts below relating to the restructuring are included in other accrued expenses and liabilities on our consolidated balance sheets (in thousands):

Combined plans
Balance as of January 3, 2014	$ 6,063

Costs incurred
Severance, leases and other charges, net of adjustments	75
Cash payments
Severance payments	(3,971)
Lease exit payments	(332)
Other payments	(61)

Balance as of April 4, 2014	$ 1,774

Note 6 — Income Taxes

During the quarter ended April 4, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of this standard resulted in a $23.5 million decrease to our deferred tax assets and income tax payable.

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in thousands):

Beginning balance (includes $7,102 of interest and penalties as of January 3, 2014)	$ 99,343
Increases related to prior year tax positions	741
Settlements with tax authorities	(4)
Ending balance (includes $7,696 of interest and penalties as of April 4, 2014)	$ 100,080

The increases related to prior year tax positions were primarily due to accrued interest on the UTBs.

Within the next 12 months, we estimate that our UTB balance will be reduced by $0.6 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007, $1.3 million related to the state tax impact of the settlement with the IRS for tax years 2008- 2009, $0.1 million due to the expiration of the statute of limitation on certain items, and $7.5 million for the audit in Switzerland for tax years 2009-2010.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our unaudited condensed consolidated statements of income. During the quarter ended April 4, 2014, we recognized $0.4 million, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of income. During the quarter ended March 29, 2013, we recognized $0.6 million of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of income.

Note 7 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We did not have any outstanding borrowings against the Facility as of April 4, 2014 or January 3, 2014.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters.  We had outstanding letters of credit totaling $1.4 million as of April 4, 2014 and January 3, 2014. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Dividends —On January 29, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.4 million on February 28, 2014, to shareholders of record as of the close of business on February 18, 2014. On April 30, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on May 30, 2014, to shareholders of record as of the close of business on May 20, 2014.

Class A Common Stock — Share activity for Class A common stock since January 3, 2014 (in thousands):

Balance as of January 3, 2014	127,715
Shares issued under stock plans, net of shares withheld for taxes	867
Balance as of April 4, 2014	128,582

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

Quarter ended
	April 4, 2014	March 29, 2013
Awards	$ 13.36	$ 8.61

Equity-based Compensation Summary — The following table presents information about Options and Awards as of April 4, 2014 and activity for the quarter ended:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 3, 2014	7,496	$ 13.5	3.3	4,604
Granted	-	-	-	1,766
Exercised (1)	(194)	11.9	1.2	(841)
Canceled	(488)	22.4	0.1	(86)
Outstanding as of April 4, 2014	6,814	$ 12.9	3.3	5,443	$ 75,037	$ 34,386

As of April 4, 2014
Exercisable/vested (1)	5,742	$ 13.1	3.0	69	$ 5,872
Number vested and expected to ultimately vest	6,696	$ 12.9	3.3	4,543	$ 63,474

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of April 4, 2014 were 69,289 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Quarter ended
	April 4, 2014	March 29, 2013

(in thousands)
Shares issued under the employee stock purchase plan	256	408
Aggregate intrinsic value of Options exercised	$ 235	$ 90

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of income (in thousands):

	Quarter ended
	April 4, 2014	March 29, 2013
By statement of operations line item
Cost of revenue	$ 319	$ 372
Research and development	1,955	2,308
Selling, general and administrative	1,436	2,670
By stock type
Options	$ 426	$ 1,944
Awards	3,043	3,149
Employee stock purchase plan	241	257

	As of April 4, 2014	As of January 3, 2014

Equity-based compensation capitalized in inventory (in thousands):	$ -	$ 341

Market and Performance-based Grants — As of April 4, 2014, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	April 4, 2014
	Options	Awards

Market and performance-based units outstanding	406	1,276
Maximum shares that could be issued assuming the highest level of performance	609	2,254
Market and performance-based shares expected to vest	230	1,548
Amount to be recognized as compensation cost over the performance period (in thousands):	$ 1,586	$ 8,704

Note 10 —Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended
	April 4, 2014	March 29, 2013
Numerator:
Net income to common shareholders	$ 10,005	$ 2,522
Denominator:
Denominator for basic earnings per share—weighted average common shares	127,819	126,336
Effect of Options and Awards	1,570	232
Denominator for diluted earnings per share—adjusted weighted average common shares	129,389	126,568
Earnings per share:
Basic	$ 0.08	$ 0.02
Diluted	$ 0.08	$ 0.02
Anti-dilutive shares not included in the above calculations:
Awards	1,775	449
Options	4,230	9,886

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters —A portion of our activities are subject to export control regulations by the U.S. Department of State (DOS) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (“DDTC”) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it was considering pursuing administrative proceedings under Part 128 of the ITAR. We are currently in the process of finalizing the terms of a Consent Agreement with the Office of Defense Trade Controls Compliance (“DTCC”) for purposes of settling this matter. The Consent Agreement would include, among other things, a penalty of $10.0 million, $4.0 million of which would be suspended and eligible for credit based on qualified expenditures and investments made by Intersil in connection with export control compliance. The qualified expenditures are subject to the approval of the DTCC. During the quarter ended October 4, 2013, we initially recorded a charge of $6.0 million relating to this matter. We recorded an additional charge of $4.0 million during the quarter ended April 4, 2014 when the amount of the penalty was determined. The resolution of this matter will not result in debarment from engaging in the exporting of defense articles and will not impact our ability to transact business internationally.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortuous interference with a business relationship, seeking damages and injunctive relief. We dispute TAOS’ claims and are defending ourselves vigorously. The judge issued a claim construction order in June 2013. Further discovery and pre-trial motion practice has begun. A trial is scheduled for December 2014.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the quarter ended April 4, 2014 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Results of Operations

Consolidated statements of income data and percentage of revenue for the periods:

	Quarter ended
	April 4, 2014	March 29, 2013

Revenue	100.0%	100.0%
Cost of revenue	43.7%	46.2%
Gross margin	56.3%	53.8%
Operating costs and expenses:
Research and development	22.7%	28.4%
Selling, general and administrative	16.2%	23.1%
Amortization of purchased intangibles	4.0%	4.9%
Provision for export compliance settlement	2.9%	—%
Restructuring and related costs	—%	12.8%
Operating income (loss)	10.5%	(15.3%)
Interest expense and fees, net	(0.4%)	(0.5%)
Gain on investments, net	0.3%	0.3%
Income (loss) before income taxes	10.4%	(15.4%)
Income tax expense (benefit)	3.3%	(17.3%)
Net income	7.1%	1.9%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter ended
	April 4, 2014		March 29, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 87,388	62.4%	$ 77,490	58.8%
Personal computing	29,649	21.2%	30,939	23.5%
Consumer	23,019	16.4%	23,295	17.7%
Total	$ 140,056	100.0%	$ 131,724	100.0%

Revenue increased $8.3 million or 6.3% to $140.1 million during the quarter ended April 4, 2014 from $131.7 million during the quarter ended March 29, 2013. Revenue from the industrial & infrastructure market increased 12.8% compared to the quarter ended March 29, 2013, while revenue from the personal computing market and the consumer market decreased 4.2% and 1.2% respectively. The increase in the industrial & infrastructure was broad-based with power products, automotive and aerospace, and broad-market products all contributing to the increase. In the personal computing market, our lower share in computing, including Intel’s Haswell architecture was partially offset by wider adoption of our products on Bay Trail platforms for low-end ultrabooks. We expect demand strength to continue for our industrial & infrastructure products in the second quarter and, while revenue from the personal computing market is expected to be flat and revenue from the consumer market to increase modestly in the second quarter.

In aggregate, lower overall unit demand in the quarter ended April 4, 2014, decreased revenue by $1.3 million from the quarter ended March 29, 2013, levels and an increase in average selling prices (“ASPs”) for the related product mix increased revenue from the quarter ended March 29, 2013, levels by $9.6 million.

Geographical revenue ($ in thousands and % of revenue):

	Quarter ended
	April 4, 2014		March 29, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific
China (including Hong Kong)	$ 72,348	51.7%	$ 73,482	55.8%
Japan	7,656	5.5%	6,607	5.0%
Korea	7,575	5.4%	9,375	7.1%
Rest of Asia/Pacific	15,549	11.1%	10,643	8.1%
	103,128	73.6%	100,107	76.0%

North America
United States of America	24,694	17.6%	20,465	15.5%
Rest of North America	910	0.6%	938	0.7%
	25,604	18.3%	21,403	16.2%

Europe and other
Germany	8,602	6.1%	7,981	6.1%
Rest of Europe and other	2,722	1.9%	2,233	1.7%
	11,324	8.1%	10,214	7.8%

Total	$ 140,056	100.0%	$ 131,724	100.0%

Two distributors that support a wide range of customers around the world accounted for 17.7% and 13.4% of our revenue in the quarter ended April 4, 2014, compared to 17.1% and 12.6% of revenue during the quarter ended March 29, 2013. Two original design manufacturers accounted for 7.4% and 4.4% of our revenue for the quarter ended April 4, 2014, compared to 9.3% and 6.6% of revenue during the quarter ended March 29, 2013.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 56.3% during the quarter ended April 4, 2014 compared to 53.8% during the quarter ended March 29, 2013. The increase in gross margin was primarily due to a change in the mix of products sold as well as the effect of cost reductions from our restructuring actions undertaken in fiscal 2013.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $5.5 million or 14.9% to $31.8 million during the quarter ended April 4, 2014 from $37.3 million during the quarter ended March 29, 2013, primarily as a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $7.6 million or 25.1% to $22.8 million during the quarter ended April 4, 2014 from $30.4 million during the quarter ended March 29, 2013. The decrease was primarily a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $0.9 million or 14.4% to $5.6 million during the quarter ended April 4, 2014 from $6.5 million during the quarter ended March 29, 2013. The decreases were due to certain intangibles that became fully amortized during fiscal 2013 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of 2013.

Provision for Export Compliance Settlement

We recorded a  provision of $4.0 million during the quarter ended April 4, 2014 related to settlement of claims of alleged violations of the ITAR by DDTC. See Note 12 to our unaudited condensed consolidated financial statements.

Restructuring and Related Costs

Restructuring and related costs were  $16.8 million during the quarter ended March 29, 2013. The 2013 restructuring charges consisted primarily of severance costs and lease exit costs and were part of efforts to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow.

Other Income and Expenses

Interest Expense and Fees, net

Interest expense and fees, net decreased $0.1 million to $0.5 million during the quarter ended April 4, 2014 from $0.6 million during the quarter ended March 29, 2013.

Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $11.4 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment. During the quarter ended April 4, 2014, we recorded a gain of $0.1 million on deferred compensation investments and a $0.2 million increase in compensation expense.

During the quarter ended April 4, 2014, we recorded a gain of $0.3 million on the recovery of previously recognized losses on auction rate securities. We did not record any gains or losses on available for sale investments during the quarter ended March 29, 2013.

Income Tax Expense (Benefit)

Our income tax expense was $4.6 million for the quarter ended April 4, 2014 compared to an income tax benefit of  $22.8 million for the quarter ended March 29, 2013. The income tax benefit for the quarter ended March 29, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013 with the enactment of the American Taxpayer Relief ACT of 2012.   The effective tax rate differs from the 35% statutory corporate tax rate primary due to income in foreign jurisdictions with lower statutory tax rates.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $1.6 million and a related effective tax rate impact of 8.6% for the quarter ended April 4, 2014, compared to a benefit of $5.5 million and a related effective tax rate impact of 27.1% for the quarter ended March 29, 2013.

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

Business Outlook

In our first quarter fiscal 2014 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on April 30, 2014, we announced anticipated revenue for the second quarter of fiscal 2014 to be in the range of $144.0 million to $150.0 million. Based on this outlook, we stated that we expect second quarter 2014 earnings per diluted share to be approximately $0.08 to $0.11 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

As of April 4, 2014, we had $19.6 million of open purchase orders for inventory from suppliers.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of April 4, 2014, our total shareholders’ equity was $955.8 million and we had $197.3 million in cash and cash equivalents.

As of April 4, 2014, $138.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. During fiscal 2013, we repatriated $12.5 million of this amount. Therefore, $112.5 million of our cash and cash equivalents held by our foreign subsidiaries as of April 4, 2014 would not be subject to further taxation upon repatriation.

As of April 4, 2014, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 2.5% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of April 4, 2014, we were in compliance with all applicable covenants of the above mentioned credit agreement.

Our primary sources and uses of cash during the quarters ended April 4, 2014 and March 29, 2013 were as follows (in millions):

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For the quarter ended April 4, 2014, our cash flows from operations were $17.9 million compared to cash flows of $16.2 million in the quarter ended March 29, 2013.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

Net cash used in investing activities was $0.8 million in the first fiscal quarter of 2014 compared to net cash used in investing activities of $5.3 million in the first fiscal quarter of 2013.

Capital expenditures were $0.5 million for the quarter ended April 4, 2014 and $5.3 million for the quarter ended March 29, 2013. Capital expenditures have been focused primarily on planned expansion of our Palm Bay, Florida facility and increases to test capacity for new products. We expect second quarter capital expenditures to be $3.0 million to $5.0 million.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, repurchases of common stock, and issuance and repayment of long-term debt.

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting restricted and deferred stock awards (“Awards”) and under our employee stock purchase plan) were $0.5 million in the quarter ended April 4, 2014 compared to $2.9 million in the quarter ended March 29, 2013.

Dividends on Common Stock

On January 29, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.4 million on February 28, 2014, to shareholders of record as of the close of business on February 18, 2014. On April 30, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on May 30, 2014, to shareholders of record as of the close of business on May 20, 2014.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2013 Annual Report on Form 10-K filed with the SEC on February 18, 2014.

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 4, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of April 4, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, filed with the SEC on February 18, 2014, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

*Filed or furnished herewith.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income,  (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSIL CORPORATION
(Registrant)

/s/ Richard Crowley
Richard Crowley
Chief Financial Officer

Date: May 8, 2014