Form 10-Q/A
period 2014-04-04
INTERSIL CORP/DE
filed 2014-05-09
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Intersil Corporation that was filed with the Securities and Exchange Commission on May 8, 2014 (the “Form 10-Q”) is to correct a typographical error in the Business Outlook section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as described above, no other amendments are being made to the Form 10-Q. This Amendment does not modify or update in any way the other disclosures contained in the Form 10-Q.

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

Business Outlook

In our first quarter fiscal 2014 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on April 30, 2014, we announced anticipated revenue for the second quarter of fiscal 2014 to be in the range of $144.0 million to $150.0 million. Based on this outlook, we stated that we expect second quarter 2014 earnings per diluted share to be approximately $0.08 to $0.10 per share.

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