Form 10-Q
period 2014-07-04
INTERSIL CORP/DE
filed 2014-08-07
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 31, 2014:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	129,514,474

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended		Two quarters ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013

	(in thousands, except per share data)
Revenue	$ 147,761	$ 144,834	$ 287,817	$ 276,558
Cost of revenue	61,953	64,941	123,104	125,732
Gross margin	85,808	79,893	164,713	150,826

Operating costs and expenses:
Research and development	32,491	34,400	64,290	71,748
Selling, general and administrative	27,076	28,950	49,843	59,335
Amortization of purchased intangibles	5,560	6,442	11,121	12,938
Provision for export compliance settlement	-	-	4,000	-
Restructuring and related costs	-	2,793	-	19,627
Operating income (loss)	20,681	7,308	35,459	(12,822)
Interest expense and fees, net	(384)	(436)	(872)	(1,077)
Gain on investments, net	495	498	859	955
Income (loss) before income taxes	20,792	7,370	35,446	(12,944)
Income tax expense (benefit)	7,146	6,368	11,794	(16,468)
Net income	$ 13,646	$ 1,002	$ 23,652	$ 3,524

Earnings per share:
Basic	$ 0.11	$ 0.01	$ 0.18	$ 0.03
Diluted	$ 0.10	$ 0.01	$ 0.18	$ 0.03

Cash dividends declared per common share	$ 0.12	$ 0.12	$ 0.24	$ 0.24

Weighted average common shares outstanding (in thousands):
Basic	129,020	127,223	128,420	126,796
Diluted	132,214	127,230	130,524	127,059

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter ended		Two quarters ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013

(in thousands)

Net income	$ 13,646	$ 1,002	$ 23,652	$ 3,524
Currency translation adjustments	146	(212)	101	(1,039)
Comprehensive income	$ 13,792	$ 790	$ 23,753	$ 2,485

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2014	January 3, 2014

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 201,241	$ 194,787
Trade receivables, net of allowances ($13,846 as of July 4, 2014 and $14,274 as of January 3, 2014)	59,121	49,466
Inventories	65,077	62,408
Prepaid expenses and other current assets	12,805	10,843
Deferred income tax assets	15,590	22,328
Total Current Assets	353,834	339,832
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($255,064 as of July 4, 2014 and $246,480 as of January 3, 2014)	75,798	81,867
Purchased intangibles, net of accumulated amortization ($88,380 as of July 4, 2014 and $97,939 as of January 3, 2014)	45,520	56,641
Goodwill	565,424	565,424
Deferred income tax assets	55,186	73,008
Other non-current assets	73,144	74,624
Total Non-current Assets	815,072	851,564
Total Assets	$ 1,168,906	$ 1,191,396
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 28,330	$ 26,248
Accrued compensation	33,965	42,014
Deferred income	10,965	11,936
Other accrued expenses and liabilities	36,201	35,103
Income taxes payable	8,370	14,588
Total Current Liabilities	117,831	129,889
Non-current Liabilities:
Income taxes payable	72,367	90,102
Other non-current liabilities	10,528	13,603
Total Non-current Liabilities	82,895	103,705
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 129,457,652 shares issued and outstanding as of July 4, 2014 and 127,714,810 shares issued and outstanding as of January 3, 2014	1,287	1,277
Additional paid-in capital	1,607,348	1,620,732
Accumulated deficit	(643,283)	(666,935)
Accumulated other comprehensive income	2,828	2,728
Total Shareholders' Equity	968,180	957,802
Total Liabilities and Shareholders' Equity	$ 1,168,906	$ 1,191,396

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two quarters ended
	July 4, 2014	July 5, 2013

	(in thousands)
Operating Activities
Net income	$ 23,652	$ 3,524
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,716	23,298
Equity-based compensation	9,294	10,936
Tax effect and excess tax benefit of equity-based awards	(371)	(331)
Loss on disposal of property, plant and equipment	-	63
Non-cash portion of restructuring charges	-	1,777
Gain on long-term investments	(269)	(625)
Deferred income taxes	24,560	(28)
Changes in operating assets and liabilities:
Trade receivables	(9,655)	5,326
Inventories	(2,669)	503
Prepaid expenses and other current assets	(214)	2,542
Trade payables and accrued liabilities	(6,661)	9,101
Income taxes	(25,702)	(15,073)
Other, net	(1,618)	(143)
Net cash flows from operating activities	31,063	40,870

Investing Activities
Proceeds from short-term investments	268	2,000
Proceeds from recovery of long-term investments	-	625
Purchase of property, plant and equipment	(2,850)	(12,311)
Net cash used in investing activities	(2,582)	(9,686)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	9,445	1,011
Dividends paid	(31,591)	(31,215)
Net cash used in financing activities	(22,146)	(30,204)
Effect of exchange rates on cash and cash equivalents	119	(874)
Net change in cash and cash equivalents	6,454	106
Cash and cash equivalents at the beginning of the period	194,787	158,810
Cash and cash equivalents at the end of the period	$ 201,241	$ 158,916

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

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 was a 53 week period with an extra week included in our second quarter. The next 53 week period will be in the second quarter of our fiscal year 2018. Quarterly or annual periods vary from exact calendar quarters or years.

Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Intersil on December 31, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2 — Fair Value Measurements

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

We determine fair value on the following assets using these input levels (in thousands):

Fair value as of July 4, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,573	377	11,196
Total assets measured at fair value	$ 11,573	$ 377	$ 11,196

Fair value as of January 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,579	$ 491	$ 11,088
Total assets measured at fair value	$ 11,579	$ 491	$ 11,088

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters ended July 4, 2014 and July 5, 2013.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	July 4, 2014	January 3, 2014
Finished products	$ 21,934	$ 20,783
Work in process	40,800	38,759
Raw materials	2,343	2,866
Total inventories	$ 65,077	$ 62,408

Note 4 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fourth quarter or if indicators of impairment exist, in interim periods. Factors that could trigger a goodwill impairment review include adverse legal factors, adverse changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. There was no change in the carrying value of goodwill during the quarter ended July 4, 2014.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of four to seven years (in thousands).

As of July 4, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 89,700	$ 44,200	$ 133,900
Accumulated amortization	59,552	28,828	88,380
Purchased intangibles, net	$ 30,148	$ 15,372	$ 45,520

As of January 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 105,981	$ 48,599	$ 154,580
Accumulated amortization	68,730	29,209	97,939
Purchased intangibles, net	$ 37,251	$ 19,390	$ 56,641

Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2014, remaining	$ 11,121
Fiscal year 2015	16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,915
Total expected amortization expense	$ 45,520

Note 5 — Restructuring and Related Costs

Our restructuring plans have been described in prior period filings. During the quarter ended July 4, 2014 no new restructuring plans were initiated.

The restructuring and related costs balance as of the period ended July 4, 2014 primarily relates to the July 2013 plan. The amounts below relating to the restructuring are included in other accrued expenses and liabilities on our consolidated balance sheets (in thousands):

Combined plans
Balance as of January 3, 2014	$ 6,063

Cash payments
Severance payments	(4,580)
Lease exit payments	(638)
Other payments	(68)

Balance as of July 4, 2014	$ 777

Note 6 — Income Taxes

During the quarter ended April 4, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of this standard resulted in a $23.5 million decrease to our deferred tax assets and income tax payable during the quarter ended April 4, 2014.

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in thousands):

Beginning balance (includes $7,102 of interest and penalties as of January 3, 2014)	$ 99,343
Increases related to prior year tax positions	1,023
Settlements with tax authorities	(3,051)
Ending balance (includes $7,727 of interest and penalties as of July 4, 2014)	$ 97,315

The increases related to prior year tax positions were primarily due to accrued interest on the UTBs.

During the quarter ended July 4, 2014, we made cash payments of $2.6 million in connection with the Switzerland audit for the 2009 – 2010 tax years.  We also made cash payments of $0.5 million to various states related to the 2005-2007 IRS settlement.

Within the next 12 months, we estimate that our UTB balance may be reduced by $0.1 million related to the state tax impact of the settlement with the IRS for tax years 2005-2007, $1.2 million related to the state tax impact of the settlement with the IRS for tax years 2008- 2009, and $4.9 million for the audit in Switzerland.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our unaudited condensed consolidated statements of income. During the quarter and two quarters ended July 4, 2014, we recognized $0.6 million and $1.0 million, respectively, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of income. During the quarter and two quarters ended July 5, 2013, we recognized $1.5 million and $2.1 million, respectively, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of income.

Note 7 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We did not have any outstanding borrowings against the Facility as of July 4, 2014 or January 3, 2014.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.4 million as of July 4, 2014 and January 3, 2014. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Dividends —On April 30, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $16.2 million on May 30, 2014, to shareholders of record as of the close of business on May 20, 2014.  On July 28, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on August 29, 2014, to shareholders of record as of the close of business on August 19, 2014.

Class A Common Stock — Share activity for Class A common stock since January 3, 2014 (in thousands):

Balance as of January 3, 2014	127,715
Shares issued under stock plans, net of shares withheld for taxes	1,743
Balance as of July 4, 2014	129,458

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

Quarter ended
	July 4, 2014	July 5, 2013
Awards	$ 13.29	$ 8.33

Equity-based Compensation Summary — The following table presents information about Options and Awards as of July 4, 2014 and activity for the two quarters ended:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 3, 2014	7,496	$ 13.5	3.3	4,604
Granted	-	-	-	1,902
Exercised (1)	(844)	12.3	2.1	(964)
Canceled	(752)	20.2	0.2	(183)
Outstanding as of July 4, 2014	5,900	$ 12.9	3.2	5,359	$ 100,829	$ 32,336

As of July 4, 2014
Exercisable/vested (1)	5,017	$ 13.0	2.9	67	$ 15,821
Number vested and expected to ultimately vest	5,792	$ 12.8	3.1	5,278	$ 99,097

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of July 4, 2014 were 66,623 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Two Quarters Ended
	July 4, 2014	July 5, 2013

(in thousands)
Shares issued under the employee stock purchase plan	256	408
Aggregate intrinsic value of Options exercised	$ 1,621	$ 90

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of income (in thousands):

	Quarter ended		Two quarters ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013
By statement of income line item
Cost of revenue	$ 394	$ 394	$ 713	$ 765
Research and development	2,046	2,135	4,001	4,444
Selling, general and administrative	3,145	3,057	4,580	5,727
By stock type
Options	171	1,081	597	3,024
Awards	5,166	4,238	8,209	7,388
Employee stock purchase plan	248	267	488	524

	As of July 4, 2014	As of January 3, 2014

Equity-based compensation capitalized in inventory (in thousands):	$ -	$ 341

Market and Performance-based Grants — As of July 4, 2014, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	July 4, 2014
	Options	Awards

Market and performance-based units outstanding	368	1,244
Maximum shares that could be issued assuming the highest level of performance	551	1,980
Market and performance-based shares expected to vest	208	1,841
Amount to be recognized as compensation cost over the performance period (in millions):	$ 1.5	$ 9.5

Note 10 —Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Two quarters ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013
Numerator:
Net income to common shareholders	$ 13,646	$ 1,002	$ 23,652	$ 3,524
Denominator:
Denominator for basic earnings per share—weighted average common shares	129,020	127,223	128,420	126,796
Effect of Options and Awards	3,194	7	2,104	263
Denominator for diluted earnings per share—adjusted weighted average common shares	132,214	127,230	130,524	127,059
Earnings per share:
Basic	$ 0.11	$ 0.01	$ 0.18	$ 0.03
Diluted	$ 0.10	$ 0.01	$ 0.18	$ 0.03
Anti-dilutive shares not included in the above calculations:
Awards	32	4,865	436	1,548
Options	1,449	8,479	2,428	8,471

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters — There were no material legal proceedings filed against Intersil during the quarter ended July 4, 2014, nor were there any material developments in the TAOS litigation.

On June 16, 2014, the Company entered into a Consent Agreement (the “Agreement”) with the Office of Defense Trade Controls Compliance (“DTCC”), Bureau of Political-Military Affairs, U.S. Department of State (the “Department”) to resolve alleged civil violations of the International Traffic in Arms Regulations (the “ITAR”). The Agreement settles the pending ITAR compliance matter with DTCC previously reported by the Company that resulted from voluntary disclosures the Company filed with DTCC disclosing possible past civil violations of the ITAR. The Agreement has a two-year term and provides for: (i) payment of an aggregate civil penalty of $10 million, $4 million of which is suspended and eligible for offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an internal Special Compliance Official to oversee compliance with the Agreement and U.S. export control regulations; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.

As previously reported, in connection with the settlement, the Company estimated and recorded a $6 million charge in the fiscal quarter ended October 4, 2013 and an additional $4 million charge in the fiscal quarter ended April 4, 2014 when the amount of the penalty was determined. The $6 million portion of the settlement that is not subject to suspension will be paid in installments, with $3 million paid in June 2014, and $3 million payable in June 2015. The Company expects that investments made in its export control compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process. The Company also expects that these investments in remedial compliance measures will be sufficient to cover the $4 million suspended payment.

Please reference our 2013 Annual Report on Form 10-K filed with the SEC on February 18, 2014 for additional background details.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the quarter ended July 4, 2014 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Intersil on December 31, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations

Consolidated statements of income data and percentage of revenue for the periods:

	Quarter ended		Two quarters ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.9%	44.8%	42.8%	45.5%
Gross margin	58.1%	55.2%	57.2%	54.5%
Operating costs and expenses:
Research and development	22.0%	23.8%	22.3%	25.9%
Selling, general and administrative	18.3%	20.0%	17.3%	21.5%
Amortization of purchased intangibles	3.8%	4.4%	3.9%	4.7%
Provision for export compliance settlement	—%	—%	1.4%	—%
Restructuring and related costs	—%	2.0%	—%	7.0%
Operating income (loss)	14.0%	5.0%	12.3%	(4.6%)
Interest expense and fees, net	(0.3%)	(0.3%)	(0.3%)	(0.4%)
Gain on investments, net	0.3%	0.3%	0.3%	0.3%
Income (loss) before income taxes	14.0%	5.0%	12.3%	(4.7%)
Income tax expense (benefit)	4.8%	4.4%	4.1%	(6.0%)
Net income	9.2%	0.6%	8.2%	1.3%

Fiscal year 2013 was a 53 week period with an extra week included in our second quarter ended July 5, 2013.

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter ended
	July 4, 2014		July 5, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 94.8	64.1%	$ 87.0	60.1%
Computing	30.0	20.3%	28.6	19.7%
Consumer	23.0	15.6%	29.2	20.2%
Total	$ 147.8	100.0%	$ 144.8	100.0%

	Two quarters ended
	July 4, 2014		July 5, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 182.2	63.3%	$ 164.6	59.5%
Computing	59.6	20.7%	59.5	21.5%
Consumer	46.0	16.0%	52.5	19.0%
Total	$ 287.8	100.0%	$ 276.6	100.0%

Revenue increased $2.9 million or 2.0% to $147.8 million during the quarter ended July 4, 2014 from $144.8 million during the quarter ended July 5, 2013. Fiscal year 2013 was a 53 week period and the quarter ended July 5, 2013 included an extra week.  The increase in revenue was led by the industrial & infrastructure market which increased 9% compared to the quarter ended July 5, 2013.  Revenue from the personal computing market increased 4.9% while the revenue from the consumer market decreased 21.2%. The increase in the industrial & infrastructure market during the quarter ended July 5, 2013 was broad-based with marked strength in automotive and aerospace products.  Revenue from the consumer market decreased in the quarter ended July 4, 2014 as we benefited from a major ramp in gaming consoles during the quarter ended July 5, 2013 which did not repeat in the current period.

Revenue from the industrial & infrastructure market increased 10.7% in the two quarters ended July 5, 2014 compared to the same period last year, while revenue from the personal computing market stayed flat and revenue from the consumer market declined 12.4%. The increase in the industrial & infrastructure market during the two quarters ended July 5, 2013 was broad-based with marked strength in automotive and aerospace products. Revenue from the consumer market decreased in the two quarters ended July 4, 2014 as we benefited from a major ramp in gaming consoles during the two quarters ended July 5, 2013 which did not repeat in the current period.

In aggregate, higher overall unit sales in the quarter ended July 4, 2014, increased revenue by $1.0 million from the quarter ended July 5, 2013, levels and an increase in average selling prices (“ASPs”) for the related product mix increased revenue from the quarter ended July 5, 2013, levels by $1.9 million. Lower overall unit sales in the two quarters ended July 4, 2014, decreased revenue by $0.4 million from the two quarters ended July 5, 2013, levels and an increase in ASPs for the related product mix increased revenue from the two quarters ended July 5, 2013, levels by $11.7 million.

The quarter ended July 5, 2013 included an extra week and therefore included higher unit sales.

Geographical revenue ($ in thousands and % of revenue):

	Two quarters ended
	July 4, 2014		July 5, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific
China (including Hong Kong)	$ 149,092	51.8%	$ 148,071	53.5%
Japan	15,462	5.4%	14,461	5.3%
Korea	15,067	5.2%	18,330	6.6%
Rest of Asia/Pacific	30,573	10.6%	27,558	10.0%
	$ 210,194	73.0%	$ 208,420	75.4%

North America
United States of America	$ 51,521	17.9%	$ 43,193	15.6%
Rest of North America	1,800	0.6%	2,778	1.0%
	$ 53,321	18.5%	$ 45,971	16.6%

Europe and other
Germany	$ 19,173	6.7%	$ 17,155	6.2%
Rest of Europe and other	5,129	1.8%	5,012	1.8%
	$ 24,302	8.5%	$ 22,167	8.0%

Total	$ 287,817	100.0%	$ 276,558	100.0%

Two distributors that support a wide range of customers around the world accounted for 18.9% and 12.4% of our revenue in the quarter ended July 4, 2014, compared to 17.7% and 11.7% of revenue during the quarter ended July 5, 2013. Two original design manufacturers accounted for 6.3% and 3.9% of our revenue for the quarter ended July 4, 2014, compared to 6.3% and 6.1% of revenue during the quarter ended July 5, 2013.

Two distributors that support a wide range of customers around the world accounted for 18.3% and 12.9% of our revenue in the two quarters ended July 4, 2014, compared to 17.4% and 12.1% of revenue during the two quarters ended July 5, 2013. Two original design manufacturers accounted for 6.8% and 3.7% of our revenue for the two quarters ended July 4, 2014, compared to 7.8% and 6.4% of revenue during the two quarters ended July 5, 2013.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 58.1% during the quarter ended July 4, 2014 compared to 55.2% during the quarter ended July 5, 2013. The increase in gross margin was primarily due to a change in the mix of products sold.

As a percentage of sales, gross margin was 57.2% during the two quarters ended July 4, 2014 compared to 54.5% during the two quarters ended July 5, 2013.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $1.9 million or 5.5% to $32.5 million during the quarter ended July 4, 2014 from $34.4 million during the quarter ended July 5, 2013, primarily as a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013. The quarter ended July 5, 2013 included an extra week.

R&D expenses decreased $7.5 million or 10.4% to $64.3 million during the two quarters ended July 4, 2014 from $71.7 million during the two quarters ended July 5, 2013, primarily as a result of lower headcount and reduction in use of outside temporary labor.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $1.9 million or 6.5% to $27.1 million during the quarter ended July 4, 2014 from $29 million during the quarter ended July 5, 2013. The decrease was primarily a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013. The quarter ended July 5, 2013 included an extra week.

SG&A expenses decreased $9.5 million or 16.0% to $49.8 million during the two quarters ended July 4, 2014 from $59.3 million during the two quarters ended July 5, 2013.The decrease was primarily a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $0.9 million or 13.7% to $5.6 million during the quarter ended July 4, 2014 from $6.4 million during the quarter ended July 5, 2013. Amortization of purchased intangibles decreased $1.8 million or 14.0% to $11.1 million during the two quarters ended July 4, 2014 from $12.9 million during the two quarters ended July 05, 2013. The decreases were due to certain intangibles that became fully amortized during fiscal 2013 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of fiscal 2013.

Provision for Export Compliance Settlement

We recorded a provision of $4.0 million during the quarter ended April 4, 2014 related to settlement of claims of alleged violations of the ITAR by DDTC. See Note 12 to our unaudited condensed consolidated financial statements.

Restructuring and Related Costs

Restructuring and related costs were $2.8 million and $19.6 million during the quarter and two quarters ended July 5, 2013, respectively. The 2013 restructuring charges consisted primarily of severance costs and lease exit costs and were part of efforts to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow.

Other Income and Expenses

Interest Expense and Fees, net

Interest expense and fees was $0.4 million during the quarter ended July 4, 2014 and July 5, 2013.   Interest expense and fees, net decreased to $0.9 million during the two quarters ended July 4, 2014 from $1.1 million during the two quarters ended July 5, 2013.

Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $11.6 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.  During the quarter ended July 4, 2014 we recorded a gain of $0.5 million on deferred compensation investments and an increase in compensation expense of $0.6 million.  During the two quarters ended July 4, 2014, we recorded a gain of $0.6 million on deferred compensation investments and an increase in compensation expense of $0.7 million.

During the two quarters ended July 4, 2014, we recorded a gain of $0.3 million on the recovery of previously recognized losses on auction rate securities compared to a gain of $0.6 million for the two quarters ended July 5, 2013.

Income Tax Expense (Benefit)

Our income tax expense was $7.1 million for the quarter ended July 4, 2014 compared to an income tax expense of $6.4 million for the quarter ended July 5, 2013. The income tax expense for the quarter ended July 4, 2014 includes a discrete tax expense of $1.1 million from tax deficiencies related to equity-based compensation and interest on the UTBs. For the quarter ended July 5, 2013, we included a discrete tax expense of $1.5 million related to tax deficiencies in equity-based compensation.  Excluding discrete items the effective tax rate was 29.3% for the quarter ended July 4, 2014 compared to 62.9% for the quarter ended July 5, 2013.  The effective tax rate differs from the 35% statutory corporate tax rate primary due to income in foreign jurisdictions with lower statutory tax rates.

Our income tax expense was $11.8 million for the two quarters ended July 4, 2014, compared to an income tax benefit of $16.5 million for the two quarters ended July 5, 2013.  The two quarters ended July 5, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013 with the enactment of the American Taxpayer Relief ACT of 2012 as well as a  discrete tax expense of $2.1 million from tax deficiencies related to equity based compensation. Excluding these items, the effective tax rate was 30.4% for the two quarters ended July 4, 2014 compared to 104.6% for the two quarters ended July 5, 2013.  The decrease was due to the impact of income in foreign jurisdictions being taxed at rates different than the United States statutory rate.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $2.1 million and a related effective tax rate impact of 10.1% for the quarter ended July 4, 2014, compared to an expense of $4.0 million and a related effective tax rate impact of 54.2% for the quarter ended July 5, 2013.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $4.0 million and a related effective tax rate impact of 10.1% for the two quarters ended July 4, 2014 compared to a benefit of $7.0 million and a related effective tax rate benefit of 54.2% for the two quarters ended July 5, 2013.

In determining net income, we estimate and exercise judgment in the determination of tax benefit or expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities.

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

Business Outlook

In our second quarter fiscal 2014 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on July 30, 2014, we announced anticipated revenue for the third quarter of fiscal 2014 to be in the range of $147.8 million to $152.2 million. Based on this outlook, we stated that we expect third quarter 2014 earnings per diluted share to be approximately $0.10 to $0.11 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

As of July 4, 2014, we had $18.4 million of open purchase orders for inventory from suppliers.    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of July 4, 2014, our total shareholders’ equity was $968.2 million and we had $201.2 million in cash and cash equivalents.

As of July 4, 2014, $151.1 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. During fiscal 2013, we repatriated $12.5 million of this amount. Therefore, $112.5 million of our cash and cash equivalents held by our foreign subsidiaries as of July 4, 2014 would not be subject to further taxation upon repatriation.

As of July 4, 2014, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 2.5% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of July 4, 2014, we were in compliance with all applicable covenants of the above mentioned credit agreement.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For the two quarters ended July 4, 2014, our cash flows from operations were $31.1 million compared to cash flows of $40.9 million in the two quarters ended July 5, 2013. During the quarter ended July 4, 2014 we made a payment in relation to the export compliance settlement of $3 million. Trade accounts receivable, less valuation allowances, increased by $9.7 million to $59.1 million as of July 4, 2014, an increase of 19.5% from January 3, 2014 primarily due to non-linearity of revenue.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

Net cash used in investing activities was $2.6 million during the two quarters ended July 4, 2014 compared to net cash used in investing activities of $9.7 million during the two quarters ended July 5, 2013.

Capital expenditures were $2.9 million for the two quarters ended July 4, 2014 and $12.3 million for the two quarters ended July 5, 2013. Capital expenditures have been focused primarily on planned expansion of our Palm Bay, Florida facility and increases to test capacity for new products. We expect third quarter capital expenditures to be $3.0 million to $5.0 million.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan and exercise of employee stock options.

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting of restricted and deferred stock awards (“Awards”) and under our employee stock purchase plan) were $9.4 million in the two quarters ended July 4, 2014 compared to $1.0 million in the two quarters ended July 5, 2013. The increase was mainly attributable to exercise of stock options.

Dividends on Common Stock

On April 30, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $16.2 million on May 30, 2014, to shareholders of record as of the close of business on May 20, 2014.  On July 28, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on August 29, 2014, to shareholders of record as of the close of business on August 19, 2014.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 4, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of July 4, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2014