Form 10-Q
period 2014-10-03
INTERSIL CORP/DE
filed 2014-11-06
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐ Yes               ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 31, 2014:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	130,083,321

INTERSIL CORPORATION

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Unaudited Condensed Consolidated Statements of Operations for the quarters and three quarters ended October 3, 2014 and October 4, 2013	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and three quarters ended October 3, 2014 and October 4, 2013	4

	Unaudited Condensed Consolidated Balance Sheets as of October 3, 2014 and January 3, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three quarters ended October 3, 2014 and October 4, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended		Three quarters ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013

	(in thousands, except per share data)
Revenue	$ 143,612	$ 152,644	$ 431,429	$ 429,202
Cost of revenue	59,763	68,008	182,867	193,740
Gross margin	83,849	84,636	248,562	235,462

Operating costs and expenses:
Research and development	31,194	31,311	95,484	103,059
Selling, general and administrative	25,243	27,083	75,086	86,418
Amortization of purchased intangibles	5,561	6,080	16,682	19,018
Provision for export compliance settlement	-	6,000	4,000	6,000
Restructuring and related costs	-	9,067	-	28,694
Operating income (loss)	21,851	5,095	57,310	(7,727)
Interest expense, fees and other expenses	(554)	(429)	(1,426)	(1,506)
(Loss) gain on investments, net	(148)	893	711	1,848
Income (loss) before income taxes	21,149	5,559	56,595	(7,385)
Income tax expense (benefit)	7,262	13,737	19,056	(2,731)
Net income (loss)	$ 13,887	$ (8,178)	$ 37,539	$ (4,654)

Earnings (loss) per share:
Basic	$ 0.11	$ (0.06)	$ 0.29	$ (0.04)
Diluted	$ 0.10	$ (0.06)	$ 0.29	$ (0.04)

Cash dividends declared per common share	$ 0.12	$ 0.12	$ 0.36	$ 0.36

Weighted average common shares outstanding (in thousands):
Basic	129,620	127,339	128,820	126,972
Diluted	132,626	127,339	131,599	126,972

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter ended		Three quarters ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013

(in thousands)

Net income (loss)	$ 13,887	$ (8,178)	$ 37,539	$ (4,654)
Currency translation adjustments	(1,120)	649	(1,019)	(390)
Comprehensive income (loss)	$ 12,767	$ (7,529)	$ 36,520	$ (5,044)

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2014	January 3, 2014

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$ 210,582	$ 194,787
Trade receivables, net of allowances ($15,360 as of October 3, 2014 and $14,274 as of January 3, 2014)	58,680	49,466
Inventories	67,651	62,408
Prepaid expenses and other current assets	11,395	10,843
Deferred income tax assets	14,337	22,328
Total Current Assets	362,645	339,832
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($256,589 as of October 3, 2014 and $246,480 as of January 3, 2014)	73,755	81,867
Purchased intangibles, net of accumulated amortization ($93,940 as of October 3, 2014 and $97,939 as of January 3, 2014)	39,959	56,641
Goodwill	565,424	565,424
Deferred income tax assets	53,455	73,008
Other non-current assets	71,720	74,624
Total Non-current Assets	804,313	851,564
Total Assets	$ 1,166,958	$ 1,191,396
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$ 26,809	$ 26,248
Accrued compensation	34,759	42,014
Deferred income	10,821	11,936
Other accrued expenses and liabilities	31,392	35,103
Income taxes payable	6,105	14,588
Total Current Liabilities	109,886	129,889
Non-current Liabilities:
Income taxes payable	72,887	90,102
Other non-current liabilities	8,991	13,603
Total Non-current Liabilities	81,878	103,705
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 130,072,428 shares issued and outstanding as of October 3, 2014 and 127,714,810 shares issued and outstanding as of January 3, 2014	1,298	1,277
Additional paid-in capital	1,601,586	1,620,732
Accumulated deficit	(629,398)	(666,935)
Accumulated other comprehensive income	1,708	2,728
Total Shareholders' Equity	975,194	957,802
Total Liabilities and Shareholders' Equity	$ 1,166,958	$ 1,191,396

See notes to unaudited condensed consolidated financial statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three quarters ended
	October 3, 2014	October 4, 2013

	(in thousands)
Operating Activities
Net income (loss)	$ 37,539	$ (4,654)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	31,175	33,085
Equity-based compensation	13,679	15,223
Tax effect and excess tax benefit of equity-based awards	(447)	(350)
Loss on disposal of property, plant and equipment	73	102
Non-cash portion of restructuring charges	-	7,319
Gain on long-term investments	(461)	(866)
Deferred income taxes	27,545	12,000
Changes in operating assets and liabilities:
Trade receivables	(9,214)	(2,957)
Inventories	(5,243)	8,506
Prepaid expenses and other current assets	(180)	(335)
Trade payables, accrued compensation, and other accrued expenses and liabilities	(11,480)	17,250
Income taxes payable	(26,058)	(23,061)
Other, net	(1,849)	(818)
Net cash flows from operating activities	55,079	60,444

Investing Activities
Proceeds from short-term investments	-	4,750
Proceeds from recovery of long-term investments	460	866
Purchase of property, plant and equipment	(6,000)	(15,772)
Net cash used in investing activities	(5,540)	(10,156)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	15,145	4,271
Dividends paid	(47,225)	(46,554)
Net cash used in financing activities	(32,080)	(42,283)
Effect of exchange rates on cash and cash equivalents	(1,664)	(15)
Net change in cash and cash equivalents	15,795	7,990
Cash and cash equivalents at the beginning of the period	194,787	158,810
Cash and cash equivalents at the end of the period	$ 210,582	$ 166,800

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

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 3, 2014 condensed consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

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

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Intersil on December 31, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

We determine fair value on the following assets using these input levels (in thousands):

Fair value as of October 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 10,807	$ 360	$ 10,447
Total assets measured at fair value	$ 10,807	$ 360	$ 10,447

Fair value as of January 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$ 11,579	$ 491	$ 11,088
Total assets measured at fair value	$ 11,579	$ 491	$ 11,088

There were no transfers into or out of Level 1 or Level 2 financial assets during the quarters ended October 3, 2014 and October 4, 2013.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	October 3, 2014	January 3, 2014
Finished products	$ 18,386	$ 20,783
Work in process	45,522	38,759
Raw materials	3,743	2,866
Total inventories	$ 67,651	$ 62,408

Note 4 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fourth quarter or if indicators of impairment exist, in interim periods. Factors that could trigger a goodwill impairment review include adverse legal factors, adverse changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. There was no change in the carrying value of goodwill during the quarter ended October 3, 2014.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of four to seven years (in thousands).

As of October 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 89,700	$ 44,200	$ 133,900
Accumulated amortization	63,103	30,837	93,940
Purchased intangibles, net	$ 26,597	$ 13,363	$ 39,960

As of January 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$ 105,981	$ 48,599	$ 154,580
Accumulated amortization	68,730	29,209	97,939
Purchased intangibles, net	$ 37,251	$ 19,390	$ 56,641

Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2014, remaining	$ 5,561
Fiscal year 2015	16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,915
Total expected amortization expense	$ 39,960

Note 5 — Restructuring and Related Costs

Our restructuring plans have been described in prior period filings. During the quarter ended October 3, 2014 no new restructuring plans were initiated.

The restructuring and related costs balance as of the period ended October 3, 2014 primarily relates to the July 2013 plan. The amounts below relating to the restructuring are included in other accrued expenses and liabilities on our unaudited condensed consolidated balance sheets (in thousands):

Combined plans
Balance as of January 3, 2014	$ 6,063

Cash payments
Severance payments	(4,850)
Lease exit payments	(868)
Other payments	(77)

Balance as of October 3, 2014	$ 268

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

The table below summarizes activity in unrecognized tax benefits (“UTBs”) (in thousands):

Beginning balance (includes $7,102 of interest and penalties as of January 3, 2014)	$ 99,343
Increases related to prior year tax positions	1,007
Settlements with tax authorities	(8,271)
Ending balance (includes $7,515 of interest and penalties as of October 3, 2014)	$ 92,079

The increases related to prior year tax positions were primarily due to accrued interest on the UTBs.

During the quarter ended October 3, 2014, we reached final settlement with Swiss tax authorities in connection with an examination of years 2009-2012.  We decreased our UTBs in the amount of $7.5 million.  This reduction included a $2.7 million cash payment consisting of $2.4 million of additional tax and $0.3 million of interest and a $4.8 million decrease in deferred tax assets related to utilization of a  net operating loss attribute.

During the quarter ended October 3, 2014, we made cash payments of $0.3 million to various states related to the 2008 – 2009 IRS settlement.  During the quarter ended July 4, 2014, we made cash payments of $0.5 million to various states related to the 2005-2007 IRS settlement.

Within the next 12 months, we estimate that our UTB balance may be reduced by $0.1 million for interest related to the state tax impact of the settlement with the IRS for tax years 2005 – 2007 and $0.3 million for interest related to the state tax impact of the settlement with the IRS for tax years 2008 – 2009.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our unaudited condensed consolidated statements of income. During the quarter and three quarters ended October 3, 2014, we recognized $0.3 million and $1.3 million, respectively, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations. During the quarter and three quarters ended October 4, 2013, we recognized $0.9 million and $3.0 million, respectively, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations.

Note 7 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be reborrowed. We did not have any outstanding borrowings against the Facility as of October 3, 2014 or October 4, 2013.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.4 million as of October 3, 2014 and January 3, 2014. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Dividends —On July 28, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.6 million on August 29, 2014, to shareholders of record as of the close of business on August 19, 2014.  On October 24, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on November 28, 2014, to shareholders of record as of the close of business on November 18, 2014.

Class A Common Stock — Share activity for Class A common stock since January 3, 2014 (in thousands):

Balance as of January 3, 2014	127,715
Shares issued under stock plans, net of shares withheld for taxes	2,357
Balance as of October 3, 2014	130,072

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

Quarter ended
	October 3, 2014	October 4, 2013
Awards	$ 10.33	$ 8.45

Equity-based Compensation Summary — The following table presents information about Options and Awards as of October 3, 2014 and activity for the three quarters ended:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 3, 2014	7,496	$ 13.5	3.3	4,604
Granted	-	-	-	2,043
Exercised (1)	(1,101)	12.4	2.1	(1,085)
Canceled	(903)	19.4	0.7	(279)
Outstanding as of October 3, 2014	5,492	$ 12.7	3.0	5,283	$ 84,227	$ 29,497

As of October 3, 2014
Exercisable/vested (1)	4,773	$ 12.9	2.8	67	$ 9,909
Number vested and expected to ultimately vest	5,395	$ 12.7	3.0	3,986	$ 65,946

(1)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of October 3, 2014 were 66,670 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three quarters ended
	October 3, 2014	October 4, 2013

(in thousands)
Shares issued under the employee stock purchase plan	495	408
Aggregate intrinsic value of Options exercised	$ 2,249	$ 148

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter ended		Three quarters ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013
By statement of income line item
Cost of revenue	$ 294	$ 324	$ 1,007	$ 1,089
Research and development	1,967	1,691	5,968	6,135
Selling, general and administrative	2,124	2,272	6,704	7,999
By stock type
Options	294	1,078	890	4,102
Awards	3,829	2,965	12,038	10,353
Employee stock purchase plan	262	244	750	768

	As of October 3, 2014	As of January 3, 2014

Equity-based compensation capitalized in inventory (in thousands):	$ -	$ 341

Market and Performance-based Grants — As of October 3, 2014, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of
	October 3, 2014
	Options	Awards

Market and performance-based units outstanding	368	1,343
Maximum shares that could be issued assuming the highest level of performance	551	2,396
Market and performance-based shares expected to vest	208	1,859
Amount to be recognized as compensation cost over the performance period (thousands):	$ 1,510	$ 10,616

Note 10 —Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Three quarters ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013
Numerator:
Net income (loss) to common shareholders	$ 13,887	$ (8,178)	$ 37,539	$ (4,654)
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	129,620	127,339	128,820	126,972
Effect of Options and Awards	3,006	-	2,779	-
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	132,626	127,339	131,599	126,972
Earnings (loss) per share:
Basic	$ 0.11	$ (0.06)	$ 0.29	$ (0.04)
Diluted	$ 0.10	$ (0.06)	$ 0.29	$ (0.04)
Anti-dilutive shares not included in the above calculations:
Awards	-	4,673	-	4,673
Options	1,422	8,442	1,072	8,442

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters — There were no material legal proceedings filed against Intersil during the quarter ended October 3, 2014, nor were there any material developments in the TAOS litigation except that the trial has been rescheduled for February 2015.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the quarter ended October 3, 2014 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Intersil on December 31, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Results of Operations

Consolidated statements of operations data and percentage of revenue for the periods:

	Quarter ended		Three quarters ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.6%	44.6%	42.4%	45.1%
Gross margin	58.4%	55.4%	57.6%	54.9%
Operating costs and expenses:
Research and development	21.7%	20.5%	22.1%	24.0%
Selling, general and administrative	17.6%	17.8%	17.4%	20.2%
Amortization of purchased intangibles	3.9%	4.0%	3.9%	4.4%
Provision for export compliance settlement	—%	3.9%	0.9%	1.4%
Restructuring and related costs	—%	5.9%	—%	6.7%
Operating income (loss)	15.2%	3.3%	13.3%	(1.8%)
Interest expense, fees and other expenses	(0.4%)	(0.3%)	(0.3%)	(0.4%)
(Loss) gain on investments, net	(0.1%)	0.6%	0.2%	0.4%
Income (loss) before income taxes	14.7%	3.6%	13.2%	(1.8%)
Income tax expense (benefit)	5.1%	9.0%	4.4%	(0.6%)
Net income (loss)	9.6%	(5.4%)	8.8%	(1.2%)

Fiscal year 2013 was a 53 week period with an extra week included in our second quarter ended July 5, 2013.

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter ended
	October 3, 2014		October 4, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & infrastructure	$ 91,095	63.4%	87,785	57.5%
Computing	$ 31,398	21.9%	28,247	18.5%
Consumer	$ 21,119	14.7%	36,612	24.0%
Total	$ 143,612	100.0%	$ 152,644	100.0%

	Three quarters ended
	October 3, 2014		October 4, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Industrial & Infrastructure	$ 273,288	63.3%	$ 252,317	58.8%
Computing	$ 91,010	21.1%	$ 87,769	20.4%
Consumer	$ 67,131	15.6%	$ 89,116	20.8%
Total	$ 431,429	100.0%	$ 429,202	100.0%

Revenue decreased $9.0 million or 5.9% to $143.6 million during the quarter ended October 3, 2014 from $152.6 million during the quarter ended October 4, 2013.The decrease in revenue took place primarily in the consumer end market which decreased 42.3% compared to the quarter ended October 4, 2013.  Revenue from the industrial & infrastructure market and personal computing market increased 3.8% and 11.2%, respectively. Revenue from the consumer market decreased in the quarter ended October 3, 2014 as we reduced our focus on low-margin consumer products and we also benefited from a major ramp in gaming consoles during the quarter ended October 4, 2013 which did not repeat in the current period.

Revenue from the industrial & infrastructure market and computing markets increased 8.3% and 3.7%, respectively, in the three quarters ended October 3, 2014 compared to the same period last year.  Revenue from the consumer market declined 24.7%. Fiscal year 2013 was a 53 week period and the three quarters ended October 4, 2013 included an extra week.  The increase in the industrial & infrastructure market during the three quarters ended October 4, 2013 was broad-based with marked strength in automotive and aerospace products. Revenue from the consumer market decreased in the three quarters ended October 4, 2014 as we benefited from a major ramp in gaming consoles during the three quarters ended October 4, 2013 which did not repeat in the current period.

In aggregate, higher overall unit sales in the quarter ended October 3, 2014 as compared to the quarter ended October 4, 2013, increased revenue by $0.7 million.  In the quarter ended October 3, 2014 as compared to the quarter ended October 4, 2013,  the impact of change in average selling prices (“ASPs”) and product mix was a decrease in revenue by $9.8 million. Higher overall unit sales in the three quarters ended October 3, 2014 as compared to the three quarters ended October 4, 2013, increased revenue by $0.3 million. In the three quarters ended October 3, 2013 as compared to the three quarters ended October 4, 2013, a change in ASPs and the product mix increased revenue by $1.9 million.

The three quarters ended October 4, 2013 included an extra week.

Geographical revenue ($ in thousands and % of revenue):

	Three quarters ended
	October 3, 2014		October 4, 2013
	Revenue	% of Revenue	Revenue	% of Revenue
Asia/Pacific
China (including Hong Kong)	$ 221,554	51.4%	$ 225,632	52.6%
Japan	25,211	5.8%	24,804	5.9%
Korea	23,098	5.4%	28,146	6.6%
Rest of Asia/Pacific	46,133	10.7%	45,550	10.5%
	$ 315,996	73.3%	$ 324,132	75.6%

North America
United States of America	$ 77,797	18.0%	$ 67,484	15.7%
Rest of North America	2,321	0.5%	4,497	1.0%
	$ 80,118	18.5%	$ 71,981	16.7%

Europe and other
Germany	$ 27,143	6.3%	$ 24,936	5.8%
Rest of Europe and other	8,172	1.9%	8,153	1.9%
	$ 35,315	8.2%	$ 33,089	7.7%

Total	$ 431,429	100.0%	$ 429,202	100.0%

Two distributors that support a wide range of customers around the world accounted for 17.0% and 10.8% of our revenue in the quarter ended October 3, 2014, compared to 17.4% and 10.4% of revenue during the quarter ended October 4, 2013. Two original design manufacturers accounted for 8.1% and 4.4% of our revenue for the quarter ended October 3, 2014, compared to 8.7% and 5.6% of revenue during the quarter ended October 4, 2013.

Two distributors that support a wide range of customers around the world accounted for 17.9% and 12.2% of our revenue in the three quarters ended October 3, 2014, compared to 17.4% and 11.5% of revenue during the three quarters ended October 4, 2013. Two original design manufacturers accounted for 7.3% and 4.0% of our revenue for the three quarters ended October 3, 2014, compared to 7.4% and 6.1% of revenue during the three quarters ended October 4, 2013.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold. As a percentage of sales, gross margin was 58.4% during the quarter ended October 3, 2014 compared to 55.4% during the quarter ended October 4, 2013. The increase in gross margin was primarily due to a change in the mix of products sold.  The sale of previously reserved inventory has not had a material impact on our gross margin in the current quarter.

As a percentage of sales, gross margin was 57.6% during the three quarters ended October 3, 2014 compared to 54.9% during the three quarters ended October 4, 2013.  The increase in gross margin was primarily due to a change in the mix of products sold.

 Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses decreased $0.1 million or 0.4% to $31.2 million during the quarter ended October 3, 2014 from $31.3 million during the quarter ended October 4, 2013.

R&D expenses decreased $7.6 million or 7.4% to $95.5 million during the three quarters ended October 3, 2014 from $103.1 million during the three quarters ended October 4, 2013, primarily as a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

Fiscal year 2013 was a 53 week period and the three quarters ended October 4, 2013 included an extra week.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased $1.8 million or 6.8% to $25.2 million during the quarter ended October 3, 2014 from $27.1 million during the quarter ended October 4, 2013. The decrease was primarily a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

SG&A expenses decreased $11.3 million or 13.1% to $75.1 million during the three quarters ended October 3, 2014 from $86.4 million during the three quarters ended October 4, 2013.The decrease was primarily a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

 Fiscal year 2013 was a 53 week period and the three quarters ended October 4, 2013 included an extra week.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased $0.5 million or 8.5% to $5.6 million during the quarter ended October 3, 2014 from $6.1 million during the quarter ended October 4, 2013. Amortization of purchased intangibles decreased $2.3 million or 12.3% to $16.7 million during the three quarters ended October 3, 2014 from $19 million during the three quarters ended October 4, 2013. The decreases were due to certain intangibles that became fully amortized during fiscal 2013 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of fiscal 2013.

Provision for Export Compliance Settlement

We recorded a provision of $4.0 million during the quarter ended April 4, 2014 and $6.0 million in the quarter ended October 4, 2013, related to settlement of claims of alleged violations of the ITAR by Directorate of Defense Trade Controls (“DDTC”).

Restructuring and Related Costs

Restructuring and related costs were $9.1 million and $28.6 million during the quarter and three quarters ended October 4, 2013, respectively. The 2013 restructuring charges consisted primarily of severance costs and lease exit costs and were part of efforts to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow.

Other Income and Expenses

Interest Expense and Fees, net

Interest expense, fees and other expenses was $0.6 million and $0.4 million during the quarter ended October 3, 2014 and October 4, 2013 respectively. Interest expense, fees and other expenses decreased to $1.4 million during the three quarters ended October 3, 2014 from $1.5 million during the three quarters ended October 4, 2013.

Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $10.8 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.  During the quarter ended October 3, 2014 we recorded a loss of $0.3 million on deferred compensation investments and a decrease in compensation expense of $0.3 million.  During the three quarters ended October 3, 2014, we recorded a gain of $0.3 million on deferred compensation investments and an increase in compensation expense of $0.5 million.

During the three quarters ended October 3, 2014, we recorded a gain of $0.5 million on the recovery of previously recognized losses on auction rate securities compared to a gain of $0.9 million for the three quarters ended October 4, 2013.

Income Tax Expense (Benefit)

Our income tax expense was $7.3 million for the quarter ended October 3, 2014 compared to an income tax expense of $13.7 million for the quarter ended October 4, 2013. The income tax expense for the quarter ended October 3, 2014 includes a discrete tax expense of $0.8 million from tax deficiencies in equity-based compensation and interest on the UTBs. For the quarter ended October 4, 2013, we included a discrete tax expense of $1.3 million related to tax deficiencies in equity-based compensation and interest on the UTBs.  Excluding discrete items the effective tax rate was 32.2% for the quarter ended October 3, 2014 compared to 107.3% for the quarter ended October 4, 2013.  The effective tax rate differs from the 35% statutory corporate tax rate primary due to income in foreign jurisdictions with lower statutory tax rates.

Our income tax expense was $19.1 million for the three quarters ended October 3, 2014, compared to an income tax benefit of $2.7 million for the three quarters ended October 4, 2013.  The three quarters ended October 3, 2014 includes a discrete tax expense of $1.3 million from tax deficiencies related to equity-based compensation.  The three quarters ended October 4, 2013 includes a discrete tax benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013 with the enactment of the American Taxpayer Relief ACT of 2012 as well as a discrete tax expense of $3.0 million from tax deficiencies related to equity-based compensation. Excluding these items, the effective tax rate was 31.1% for the three quarters ended October 3, 2014 compared to 81.8% for the three quarters ended October 4, 2013.  The decrease was due to the impact of income in foreign jurisdictions being taxed at rates different than the United States statutory rate.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $2.0 million and a related effective tax rate impact of 9.3% for the quarter ended October 3, 2014, compared to an expense of $4.6 million and a related effective tax rate impact of 39.8% for the quarter ended October 4, 2013.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $5.7 million and a related effective tax rate impact of 9.3% for the three quarters ended October 3, 2014 compared to a benefit of $0.6 million and a related effective tax rate benefit of 39.8% for the three quarters ended October 4, 2013.

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

Business Outlook

In our third quarter fiscal 2014 earnings release, furnished as an exhibit to the Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on October 29, 2014, we announced anticipated revenue for the third quarter of fiscal 2014 to be in the range of $125 million to $132 million. Based on this outlook, we stated that we expect fourth quarter 2014 earnings per diluted share to be $0.06 to $0.08 per share.

Contractual Obligations and Off-Balance Sheet Arrangements

As of October 3, 2014, we had $21.8 million of open purchase orders for inventory from suppliers. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of October 3, 2014, our total shareholders’ equity was $975.2 million and we had $210.6 million in cash and cash equivalents.

As of October 3, 2014, $157.5 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for repatriation of $125.0 million. During fiscal 2013, we repatriated $12.5 million of this amount. Therefore, $112.5 million of our cash and cash equivalents held by our foreign subsidiaries as of October 3, 2014 would not be subject to further federal taxation upon repatriation to the United States.

As of October 3, 2014, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 1.75% over one-month London Interbank Offered Rate (“LIBOR”) but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of October 3, 2014, we were in compliance with all applicable covenants of the above mentioned credit agreement.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in certain assets and liabilities.

For the three quarters ended October 3, 2014, our cash flows from operations were $55.1 million compared to cash flows of $60.4 million in the three quarters ended October 4, 2013.    Trade accounts receivable, less valuation allowances, increased by $9.2 million to $58.7 million as of October 3, 2014, an increase of 18.6% from January 3, 2014 primarily due to non-linearity of revenue.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

Net cash used in investing activities was $5.5 million during the three quarters ended October 3, 2014 compared to net cash used in investing activities of $10.2 million during the three quarters ended October 4, 2013.

Capital expenditures, net of sale proceeds, were $6.0 million for the three quarters ended October 3, 2014 and $15.8 million for the three quarters ended October 4, 2013. We expect fourth quarter capital expenditures to be $4.0 million to $6.0 million.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan and exercise of employee stock options.

Cash flows from stock plans (including exercises of stock options (“Options”), tax payments on vesting of restricted and deferred stock awards (“Awards”) and under our employee stock purchase plan) were $15.1 million in the three quarters ended October 3, 2014 compared to $4.3 million in the three quarters ended October 4, 2013. The increase was mainly attributable to exercise of stock options.

Dividends on Common Stock

On July 28, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends of $15.6 million on August 29, 2014, to shareholders of record as of the close of business on August 19, 2014.  On October 24, 2014, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on November 28, 2014, to shareholders of record as of the close of business on November 18, 2014.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 3, 2014. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of October 3, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2014