Form 10-K
period 2015-01-02
INTERSIL CORP/DE
filed 2015-02-13
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[ ]Yes[x]No

The aggregate market value of our Class A Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sale price of $15.38 on the Nasdaq Global Select Market) on July 4, 2014 was approximately $2.0 billion.

As of February 9, 2015, there were 130,506,137 shares of our Class A Common Stock, par value $0.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2015.

INTERSIL CORPORATION

FORM 10-K

January 2, 2015

PART I

Item 1.Business.

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended, and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are not statements of historical fact and generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “targets,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Readers are cautioned that these forward-looking statements are based on current predictions, expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document except to the extent required by law.

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

Company Overview

We design and develop innovative power management and precision analog integrated circuits. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. That semiconductor business included product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the infrastructure, industrial, automotive, consumer and computing markets. We supply a full range of power IC solutions for battery management, processor power management, and display power management, including power regulators, converters and controllers as well as fully integrated power modules. We also provide precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, video decoders and interface products. As a major supplier of radiation-hardened devices to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

Business Strategy

In fiscal 2013, we refocused our strategy to target the $10 billion power management opportunity. We aligned our resources accordingly, aiming our diverse portfolio at markets where our unique capability and the size of the opportunity will enable sustained growth. We are investing our research and development (“R&D”) resources in next-generation solutions that expand our offerings in these target markets, leverage our differentiated technology and offer significant competitive advantages. We are focused in three main areas:

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

Products and Technology

We have a number of core technologies that allow us to deliver differentiated products to the market place. These products address opportunities we divide into three market categories: Industrial and Infrastructure, Consumer and Computing markets.

Industrial & Infrastructure

Industrial & infrastructure products represented 63.7% of revenue during fiscal year 2014. The largest components of this revenue are products for power, automotive, aerospace, and broad-line industrial applications. Power products include many of our most promising industrial and infrastructure products – digital power controllers, modules and switching regulators as well as other general purpose power devices. In automotive we are targeting both infotainment and power applications. Our video decoders form a primary building block for console displays and rear view camera display that are becoming a common safety feature in mid- to high-end vehicles. We are applying our power management technology to address the growing market for electric vehicles. Our radiation-hardened products offer advantages for the most rigorous applications, including commercial aerospace, and make up another large component of the company’s industrial revenue. Our computing heritage has resulted in a leading suite of products for analog and digital power management addressing the rapid expansion of cloud computing and communications infrastructure. Our products in this category also enable multiple functions in hundreds of other industrial systems from factory automation to test and measurement equipment.

Consumer

Consumer products represented 15.5% of revenue during fiscal year 2014. This is the most competitive of our end markets and is characterized by high volumes and short life cycles. We have proven over the years that our technology leadership particularly in power management and optical sensors can enable us to win designs in the industry’s highest profile consumer devices. As we continue to develop higher value and more integrated solutions for the consumer market, we believe we can maintain a strong presence among the most innovative consumer electronics customers.

Computing

Computing power management products represented 20.8% of revenue during fiscal year 2014. Our products provide the power management functions for all types of personal computers, including ultrabooks®, notebooks and desktops. These functions include power management for the central processing unit (“CPU”), battery charging, display power and other types of power-related functions within a personal computer.

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

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily the power management and high-performance analog sector of that industry. Substantially all revenue results from the sale of semiconductor products. All intercompany revenue and balances have been eliminated in the consolidated results.  Revenue is based on the geographic location of the distributors, original equipment manufacturers or contract manufacturers who purchased our products, which may differ from the geographic location of the end customers.

A summary of the operations by geographic area is below (in thousands):

	Fiscal Year
	2014	2013	2012
United States operations
Revenue	$101,268	$90,348	$85,356
Tangible long-lived assets	$55,681	$59,469	$54,048
International operations
Revenue	$461,287	$484,847	$522,508
Tangible long-lived assets	$16,591	$22,398	$31,326

We market our products for sale to customers, including distributors, primarily in China, the U.S., South Korea, Japan, Germany, Singapore, and Taiwan. A summary of percentage of revenue by country is shown below and shows countries where values exceeded 10% in any one year presented:

	Fiscal Year
	2014	2013	2012
Revenue by country
China	50.9%	52.9%	55.4%
United States	18.1%	15.7%	14.0%

One distributor, Avnet, Inc. (“Avnet”), represented 18.4%, 17.0%, and 14.9% of revenue during fiscal years 2014, 2013,  and 2012 respectively and 24.4% and 24.6% of trade receivables as of January 2, 2015 and January 3, 2014, respectively. Another distributor, WPG Holdings Ltd. (“WPG”), represented 10.8%, 12.2%, and 12.8% of revenue during fiscal years 2014, 2013,  and 2012 respectively and 7.7% and 13.8% of accounts receivable as of January 2, 2015 and January 3, 2014, respectively.

Sales, Marketing and Distribution

We sell our products through our direct sales force and a network of distributors. Our sales team focuses on those major accounts that are strategic to our marketing and product strategies. Our direct geographical sales organizations sell products in regions throughout the world. The geographical sales force works closely with a network of distributors, value-added resellers and manufacturers’ representatives, creating a worldwide selling network. Dedicated direct sales organizations operate in North American, European, Japanese and Asia/Pacific markets. We strategically locate sales offices near major original equipment manufacturers (“OEMs”), original design manufacturer (“ODMs”) and contract manufacturers throughout the world. Our technical applications organization is deployed alongside the direct sales force, which helps ensure our focus on both applications as well as products and customers. Our dedicated marketing organization supports field sales and is aligned by specific product group.

Distributors and value-added resellers handle a wide variety of products, including products sold by other companies that compete with our products. Most of our distributor agreements allow for protection from market price fluctuations and/or the right to return some unsold products. Some of our distribution agreements contain an industry-standard stock rotation provision allowing for minimum levels of inventory returns or scrap. In fiscal 2014 and 2013, we derived 58.3% and 60.4% of our revenue through distributors and value-added resellers, respectively.

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

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. R&D expenses were $125.9 million, $130.5 million and $166.9 million in fiscal 2014, 2013 and 2012, respectively. We believe that we must continue to innovate, enhance and expand our products and services to maintain our leadership position, and we intend to achieve this through in-house R&D, licensed technology and selective acquisitions. As of January 2, 2015, we had 463 employees engaged in R&D.

Manufacturing

Our products utilize ICs manufactured using silicon wafers. Our business is dependent upon reliable fabrication, packaging and testing of these wafers. We have wafers of ICs manufactured by leading foundry suppliers such as Global Foundries, IBM Microelectronics, Taiwan Semiconductor Manufacturing Company, and United Microelectronics Corporation. We also fabricate wafers of ICs in our Florida manufacturing facility.  During fiscal 2014, we internally produced 13.1% of our wafers and outsourced the remaining 86.9% to our foundry partners.

Following fabrication, wafers are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, Taiwan, China and Philippines. However, we maintain internal assembly and test capabilities for certain products in Florida.

While we have not experienced any significant delay in obtaining raw materials,  our reliance on foundry suppliers for silicon wafers, the building block of our products, is critical and the relative importance of this part of the supply chain continues to increase, increasing our risk of incurring a production-limiting shortfall. As is typical in the industry, we must allow for significant lead times in delivery of certain materials. The production of ICs, from wafer fabrication through packaging and final testing, may take from eight to sixteen weeks. We manufacture thousands of product types and our customers often require delivery within a short period of time following their order. To consistently meet these requirements, we maintain a substantial work-in-process and finished goods inventory. Manufacture, assembly and testing of ICs is a complex process. Normal risks include errors and interruptions in the production process, defects and shortages in raw materials, disruptions at supplier locations, unexpected demand, as well as other risks, all of which can have an unfavorable impact to production costs, gross margins and our ability to meet customer demand.

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

Our six month backlog as of January 2, 2015, was $157.9 million compared to the six-month backlog as of January 3, 2014, of $127.7 million.

Seasonality

The consumer and computing markets have historically experienced weaker demand in the first half of the year than in the second half of the year in the semiconductor industry.

Competition

The power management and high-performance analog market is extremely competitive. We compete in our target markets with many companies that may have significantly greater resources than us, including but not limited to Analog Devices, Linear Technology, Maxim Integrated Products, ON Semiconductor, and Texas Instruments. We compete on the basis of key intellectual property that enables advantages in technical performance, product features, customized design, price, availability, quality, reliability, sales and/or technical support.

Trademarks and Patents

We own rights in trademarks, trade secrets, and patents that are important to our business. Intersil procures trademark rights through registration applications or trademark usage. We use trademarks to identify Intersil products and build brand awareness, including through periodic advertising. We seek to maintain our trade secrets through security measures, policies and the use of confidentiality agreements. We also file patent applications to secure exclusive patent rights to potentially valuable inventions in the United States and in select foreign countries where we believe filing for such protection is appropriate. We may, however, elect, in certain cases, not to seek patent protection for potentially valuable inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. The expiration dates of our patents range from 2015 to 2033. While our patents, trademarks and trade secrets benefit us, we believe that our competitive position and future success is largely determined by other factors including our innovative skills, technical expertise, and management ability; the success of new products being developed by us; and customer support.

Employees

Our worldwide workforce consisted of 1,031 employees as of January 2, 2015. None of our employees are subject to a collective bargaining agreement.

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

Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our end markets, which adversely affected our business and results of operations. In recent periods, market and business conditions in general have been adversely affected by investor and customer concerns about the global economic outlook, including concerns about the rate of global economic recovery.  This uncertainty poses a risk as consumers and businesses may postpone spending in response to negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services.

 Our operations and performance depend significantly on worldwide economic conditions, in which significant uncertainty currently exists. This uncertainty poses a risk as consumers and businesses may postpone spending in response to negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services.

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

A downturn in the computing end-market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

A significant portion of our revenue (20.8%, 20.6% and 23.2% in fiscal 2014, 2013 and 2012 respectively) is derived from customers participating in the computing end-market. Any deterioration in this end market or our inability to compete for new solutions within the computing end market could lead to a reduction in demand for our products which could adversely affect our revenue and results of operations.

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

In fiscal 2014, we derived 15.5% of our revenue from the consumer end market. This is the most competitive of our end markets and is characterized by high volumes, short life cycles and rapidly changing market requirements, products and customer demand. Our success in this market will depend principally on our ability to:

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

In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third-party supplier could adversely affect their ability to achieve acceptable manufacturing yields and product reliability. If our suppliers do not achieve adequate yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our reputation, business, financial condition and/or results of operations.  Additionally, our contract manufacturers may decide to discontinue operations at a particular location or altogether, which will cause us to transfer those manufacturing operations elsewhere, which could disrupt the supply of products.

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

Semiconductor products are highly complex and may contain defects when they are first introduced. We generally warrant our products for one year from the date of shipment by us.  If any of our products contain defects, we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our terms and conditions of sale or customer contracts.    Our products may contain undetected errors or defects that may:

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

Most of our distributors and value-added resellers can terminate their contract with us with little or no notice. The termination by a distributor or value-added reseller could result in a materially negative impact on our business, including revenue and accounts receivable.

In fiscal 2014, our distributors and value-added resellers accounted for 58.3% of our revenue. Our distributors can terminate their agreement with us with minimal notice. Two distributors accounted for greater than 10% of our revenue in fiscal 2014. The termination of a significant distributor or reseller could impact our revenue and limit our access to certain end-customers. It could also result in the return of excess inventory. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or reseller were to terminate their agreement or go out of business, our accounts receivable from them could be subject to collection risk.

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

Our financial results may be adversely impacted by higher than expected tax rates, exposure to additional income tax liabilities or adverse outcomes resulting from examination of our income or other tax returns

As a global company, our effective income tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the United States and many foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to retain this holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia. Absent such tax incentives, the corporate income tax rate in Malaysia that would otherwise apply to us would be 25%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial as the benefits provided under the present tax concession arrangement.  In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our business, financial condition, and results of operations.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to conduct a reasonable country of origin inquiry (“RCOI”) and possibly also conduct due diligence, then disclose and report whether or not such minerals originate from the Democratic Republic of Congo (“DRC”) or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these conflict minerals used in our products through the RCOI procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the minerals in our products are certified as DRC conflict-free.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

Non-U.S. sales accounted for 81.5% of our revenue in fiscal 2014. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

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

•difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

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

A significant disruption in, or breach in security of, our information technology systems could materially and adversely affect our business or reputation.

We rely on information technology systems to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties. Our security measures or those of our third party service providers may not detect or prevent security breaches. If we were to experience a prolonged disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

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

Item 3.Legal Proceedings.

A portion of our activities are subject to export control regulations by the U.S. Department of State (“DOS”) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it was considering pursuing administrative proceedings under Part 128 of the ITAR.  On June 16, 2014, we entered into a Consent Agreement (the “Agreement”) with the Office of Defense Trade Controls Compliance (“DTCC”), Bureau of Political-Military Affairs, DOS for the purpose of resolving the ITAR compliance matter. The Agreement has a two-year term and provides for: (i) payment of an aggregate civil penalty of $10 million, $4 million of which is suspended and eligible for offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an internal Special Compliance Official to oversee compliance with the Agreement and U.S. export control regulations; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. In connection with the settlement, we estimated and recorded a $6 million charge in the fiscal quarter ended October 4, 2013 and an additional $4 million charge in the fiscal quarter ended April 4, 2014 when the amount of the penalty was determined. The $6 million portion of the settlement that is not subject to suspension will be paid in installments, with $3 million paid in June 2014, and $3 million payable in June 2015. We expect that investments made in its export control compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  We also expect that these investments in remedial compliance measures will be sufficient to cover the $4 million suspended payment.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. Discovery has been completed, and a jury trial for the case is under way. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship, and has stated during trial that it is seeking in the range of $49 million in compensatory damages, and exemplary damages, costs and interest in an unspecified amount as well as injunctive relief. We dispute TAOS’ claims, which we believe are without merit, and are defending ourselves vigorously. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, there is significant uncertainty regarding the ultimate outcome of this lawsuit.

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

We do not believe, based on currently available facts and circumstances, that the ultimate outcome of these matters, individually and in the aggregate will have a material adverse effect on our financial position or overall trends in results of our operations. During the periods presented we have not recorded any accrual for loss contingencies associated with any legal proceedings, nor determined that an unfavorable outcome is probable. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings, as potential losses for such matters are not considered probable. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of substantial monetary damages or issuance of an injunction prohibiting us from selling one or more products. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.

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

Quarter:	High	Low
First quarter of 2013 (from December 29, 2012 to March 29, 2013)	9.07	8.24
Second quarter of 2013 (from March 30, 2013 to July 5, 2013)	8.41	7.35
Third quarter of 2013 (from July 6, 2013 to October 4, 2013)	11.23	7.53
Fourth quarter of 2013 (from October 5, 2013 to January 3, 2014)	11.58	10.03
First quarter of 2014 (from January 4, 2014 to April 4, 2014)	13.41	10.80
Second quarter of 2014 (from April 5, 2014 to July 4, 2014)	15.82	12.03
Third quarter of 2014 (from July 5, 2014 to October 3, 2014)	15.94	12.83
Fourth quarter of 2014 (from October 4, 2014 to January 2, 2015)	14.73	11.49

 (b) Holders

On February 9, 2015, the last reported sale price for our Class A Common Stock was $15.00 per share. As of the same date, there were 276 record holders of our Class A Common Stock.

(c) Dividends

In fiscal years 2014 and 2013, we declared and paid quarterly dividends totaling $0.48 per share annually. The first quarter dividend in fiscal 2015 has been declared by our Board of Directors at $0.12 per share, to be paid February 27, 2015, which if annualized equates to $0.48 per share.

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

(d) Equity compensation plan information

For important information regarding our equity compensation plans, please see Note 15, "Equity-Based Compensation," in the Notes to the Consolidated Financial Statements included in this Annual Report.

(e) Performance Graph

The following graph presents a comparison of the cumulative total shareholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing January 1, 2010 and ending January 2, 2015. The graph assumes that $100 was invested on January 1, 2010 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
2010
2011
2012
2013
2014
ISIL
SOXX
IXIC

(f) Recent Sales of Unregistered Securities

We did not sell unregistered securities during fiscal 2014.

(g) Issuer Purchases of Equity Securities

We did not repurchase any shares during fiscal 2014.

Item 6.Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each year in the five year period ended January 2, 2015 is derived from our audited consolidated financial statements. 2013 is a 53 week year. All other periods presented are fiscal years and include 52 weeks. Additional information regarding 2010 and 2011 can be found in our 2010 and 2011 annual reports on form 10-K filed with the SEC. This information should be read in conjunction with the consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2014	2013	2012	2011	2010
	(a)(f)	(a)(d)(f)	(b)(d)(e)	(a)(b)(c)(d)	(a)(b)
	($ in thousands, except per share amounts)
Revenue	$ 562,555	$ 575,195	$ 607,864	$ 760,490	$ 822,400
Net income (loss)	54,812	2,855	(37,649)	67,164	26,392
Basic earnings (loss) per share	0.42	0.02	(0.30)	0.53	0.21
Diluted earnings (loss) per share	0.41	0.02	(0.30)	0.53	0.21
Total assets	1,154,260	1,191,396	1,227,786	1,569,223	1,672,469
Dividends per common share	0.48	0.48	0.48	0.48	0.48

The following transactions affect the comparability of the results between the periods above:

a)

During fiscal years 2011 and 2010, we recorded other than temporary impairment charges and losses on investments in auction rate securities of $6.5 million and $1.2 million, respectively. During fiscal years 2014 and 2013, we recorded gains related to the recovery of previously recognized losses on auction rate securities of $1.1 million and $0.9 million, respectively.

b)

During fiscal years 2012, 2011 and 2010, we recorded discrete income tax charges (credits) of $16.8 million, $(20.6) million and $68.8 million, respectively, which are due primarily to a provision established upon the completion of field work of multi-year IRS examinations.

c)	During fiscal 2011, we recorded costs related to loss on debt extinguishment charge of $8.4 million.
d)	During fiscal years 2013, 2012, and 2011, we recorded restructuring and related costs of $28.7 million, $10.5 million, and $4.1 million, respectively.
e)	During fiscal 2012, we recorded income net of expenses from IP agreements of $14.4 million and losses related to settlement of our interest rate swaps of $5.8 million.
f)	During fiscal 2014 and 2013, we recorded provisions of $4.0 million and $6.0 million, respectively, related to a provision for export compliance settlement.

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

Overview

We design and develop innovative power management and precision analog integrated circuits (ICs). We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. That semiconductor business included product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer and industrial markets. We supply a full range of power IC solutions for battery management, processor power management, and display power management, including power regulators, converters and controllers as well as fully integrated power modules. We also provide precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, video decoders and interface products. As a major supplier of radiation hardened devices to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 was a 53 week period with an extra week included in our second quarter. All other years presented are fiscal years and contain 52 weeks. Quarterly or annual periods vary from exact calendar quarters or years.

Consolidated Statement of Operations ($ in thousands and % of revenue):

	2014		2013		2012
Revenue	$562,555	100.0%	$575,195	100.0%	$607,864	100.0%
Cost of revenue	235,800	41.9	258,588	45.0	277,698	45.7
Gross profit	326,755	58.1	316,607	55.0	330,166	54.3
Operating costs and expenses:
Research and development	125,851	22.4	130,541	22.7	166,884	27.5
Selling, general and administrative	99,926	17.8	113,333	19.7	134,314	22.1
Amortization of purchased intangibles	22,241	4.0	24,579	4.3	29,185	4.8
Restructuring and related costs	-	-	28,694	5.0	10,490	1.7
Income from IP agreements	-	-	-	-	(14,412)	(2.4)
Provision for export compliance settlement	4,000	0.6	6,000	1.0	-	-
Operating income	74,737	13.3	13,460	2.3	3,705	0.6
Interest expense and other	(1,742)	(0.3)	(1,901)	(0.3)	(12,291)	(2.0)
Gain on investments	1,538	0.3	2,318	0.4	920	0.2
Income (loss) before income taxes	74,533	13.3	13,877	2.4	(7,666)	(1.2)
Income tax expense	19,721	3.5	11,022	1.9	29,983	4.9
Net income (loss)	$54,812	9.8%	$2,855	0.5%	$(37,649)	(6.1)%

Revenue, Cost of Revenue and Gross Margin

Revenue

Our three end markets are industrial & infrastructure, computing and consumer. Our revenue by end market was as follows ($ in thousands and % of revenue)

	2014		2013		2012
Industrial & infrastructure	$358,265	63.7%	$339,418	59.0%	$346,844	57.1%
Computing	116,970	20.8	118,222	20.6	141,345	23.2
Consumer	87,320	15.5	117,555	20.4	119,675	19.7
Total	$562,555	100.0%	$575,195	100.0%	$607,864	100.0%

Our revenue for fiscal 2014 was $562.6 million, a decrease of $12.6 million or 2.2% from fiscal 2013. Of this revenue decrease, $24.3 million came from our sales to customers in the Asia/Pacific, offset by an increase of $8.6 million and $3.1 million from sales to customers in North American and Europe and other countries, respectively.  Revenue in the industrial & infrastructure market increased from fiscal 2013 by 5.6% while revenue in the computing market and consumer market decreased by 1.1% and 25.7%, respectively.  Strong growth in power management and automotive products contributed to the increase in revenues from industrial and infrastructure end-market.  Revenue from the consumer end-market decreased for the year primarily due to weakness in gaming and the deliberate de-emphasis of low margin products.

In aggregate, lower overall unit sales in 2014 decreased revenue by $19.6 million as compared to 2013, offset by an increase in average selling price (“ASPs”) for the related product mix which increased revenue from 2013 levels by $7.0 million.

Our revenue for fiscal 2013 was $575.2 million, a decrease of $32.7 million or 5.4% from 2012.  Of this revenue decrease, $39.0 million came from our sales to customers in the Asia, offset by an increase of $5.4 million from sales to customers in North America

and $1.0 million from sales to customers in Europe and other countries.    Revenue in the industrial & infrastructure market and consumer market decreased slightly from fiscal 2012 by 2.1% and 1.8% respectively while revenue in the computing market decreased 16.4%. In the industrial & infrastructure market, growth in products targeted at the automotive market was offset by decline in revenue from products targeted at the security market. The decrease in revenue from the computing market was due to unfavorable PC trends and our reduced market share in the next generation Intel-based PC platforms.

In aggregate, lower overall unit demand in 2013 decreased revenue by $12.5 million from 2012 levels and a decrease in average selling price (“ASPs”) for the related product mix decreased revenue from 2012 levels by $20.2 million.

Geographical revenue ($ in thousands and % of revenue)

	2014		2013		2012
Asia	$411,069	73.1%	$435,383	75.7%	$474,409	78.0%
North America	104,306	18.5	95,703	16.6	90,332	14.9
Europe and other	47,180	8.4	44,109	7.7	43,123	7.1
Total	$562,555	100.0%	$575,195	100.0%	$607,864	100.0%

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.

Our gross margin increased by 310 basis points in fiscal 2014 from fiscal 2013. The increase was primarily due to product sales mix changes as well as manufacturing efficiencies.

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

Our R&D expenses decreased by 3.6% or $4.6 million to $125.9 million in 2014 compared to $130.5 million for fiscal 2013 primarily as a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013.

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

Our SG&A expenses decreased by 11.8% or $13.4 million to $99.9 million in 2014 compared to $113.3 million for 2013 primarily as a result of lower headcount and other cost reductions from our restructuring actions undertaken in fiscal 2013 to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow.

Our SG&A expenses decreased by 15.6% or $21.0 million to $113.3 million in 2013 compared to $134.3 million for 2012. The decrease in 2013 was primarily due to lower labor costs related to our restructuring activities in fiscal 2013 and stricter spending controls.

Amortization of Purchased Intangibles

Our amortization of purchased intangibles was $22.2 million in 2014, $24.6 million in 2013, and $29.2 million in 2012. The decrease in 2014 and 2013 was primarily due to certain intangibles that became fully amortized during 2012, 2013 and 2014 and the write-off of certain intangible assets to restructuring and related cost during the second quarter of fiscal 2013.

Restructuring and related costs

Our restructuring and related costs were $28.7 million in fiscal year 2013, and $10.5 million in fiscal year 2012.  The 2013 restructuring charges consisted primarily of severance costs and lease exit costs and were part of efforts to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across our business, realign our internal fabrication operations with existing requirements, prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The 2012 restructuring charges consisted primarily of severance costs and were part of our ongoing efforts to optimize operations and conclude the integrations of certain acquired companies.

Income from Intellectual Property Agreements

Income from intellectual property agreements was $14.4 million, net of costs, in fiscal 2012 and related to a $13.4 million settlement of a trade secret misappropriation and patent infringement dispute with another semiconductor company and a $1.0 million sale of several patents.

Provision for Export Compliance Settlement

We recorded a provision of $ 4.0 million and $6.0 million during fiscal 2014 and 2013 respectively related to alleged violations associated with ITAR proceedings. See Note 17 to our consolidated financial statements.

Other Income and Expenses

Interest Income

Our interest income was $0.2 million in fiscal 2014 compared to $0.2 million in fiscal 2013 and $0.5 million in fiscal 2012. Interest income decreased in fiscal years 2014 and 2013 due to decreased average cash and investment balances and continued low interest rates.

Interest Expense and Fees

Our interest expense and fees were $1.7 million in fiscal 2014 compared to $2.1 million in 2013 and $12.8 million in 2012. Included in 2012 interest expense is $5.8 million reclassification of losses on settlement of our interest rate swaps, previously recorded as unrealized loss in other comprehensive income. Excluding these losses, interest expense and fees in 2014 and 2013 decreased from 2012 levels due to lower long-term debt balances.

Gain (Loss) on Investments

We recognized a gain of $1.1 million and $0.9 million in fiscal 2014 and 2013 respectively related to the recovery of previously recognized losses on Auction Rate Securities (“ARS”).

Income Tax Expense (Benefit)

Our income tax expense was $19.7 million for fiscal 2014 compared to an income tax expense of $11.0 million in fiscal 2013. Income tax for fiscal 2014 included a $1.4 million non-deductible charge related to alleged export violations from 2005 to 2010. Income tax for fiscal 2014 also included an income tax expense of $1.4 million related to tax deficiencies in equity-based compensation.  The effective tax rate differs from the 35% statutory corporate tax rate primary due to income in foreign jurisdictions with lower statutory tax rates.

Our income tax expense was $11.0 million for fiscal 2013 compared to an income tax expense of $30.0 million in fiscal 2012. Income tax for fiscal 2013 included a $2.1 million non-deductible charge related to alleged export violations from 2005 to 2010. Income tax for fiscal 2013 also included benefit of $5.7 million relating to the 2012 federal R&D tax credit which was retroactively reinstated on January 2, 2013, with the enactment of the American Taxpayer Relief ACT of 2012 as well as tax expense of $3.3 million related to tax deficiencies in share based compensation. Excluding these items, the effective tax rate differs from the 35% statutory corporate tax rate primary due to losses in foreign jurisdictions with lower statutory tax rates and permanent non-deductible items, such as stock based compensation associated with our cost sharing arrangement.

During fiscal year 2014, we reached final settlement with the IRS in connection with the 2010 – 2012 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. The settlement resulted in a $16.4 million reduction in unrecognized tax benefits (“UTBs”), which was a component of income taxes payable, comprised of a cash payment of $5.6 million to the IRS for additional tax, a $4.2 million decrease in deferred tax assets related to federal R&D tax credits, and a $6.6 million reduction to income tax expense. Also during fiscal year 2014, we reached final settlement with Swiss tax authorities in connection with the 2009 – 2012 examination periods.  We decreased our UTBs in the amount of $7.5 million.  This reduction included a $2.7 million cash payment consisting of $2.4 million of additional tax and $0.3 million of interest and a $4.8 million decrease in deferred tax assets related to utilization of a NOL attribute.

During fiscal year 2013, we reached final settlement with the IRS in connection with the 2008 – 2009 examination periods. The settlement primarily related to transfer pricing adjustments on the outbound pricing of tangible goods and our cost share arrangement with our Malaysia subsidiary. The settlement resulted in a $23.4 million reduction in UTBs, which was a component of income taxes payable, comprised of a cash payment of $7.5 million to the IRS and a $15.9 million decrease in deferred tax assets related to federal R&D tax credits, federal alternative minimum tax (“AMT”) tax credits, and federal NOL tax attributes. The $7.5 million cash payment consisted of $6.7 million of additional tax due and $0.8 million of interest. We further reduced the UTB balance by $1.2 million for amended returns filed with the state authorities related to the IRS examination settlement. The sum of these items reduced our UTBs by $24.6 million. In connection with the transfer pricing adjustments for the 2008 – 2009 exam periods, we made an election under Section 4 of Revenue Procedure 99-32, 199-2 C.B. 296. This election will allow us to repatriate cash to the U.S. group to the extent of the transfer pricing adjustments agreed to in the settlement, through the establishment of a deemed account receivable from the controlled foreign corporations (“CFCs”). We estimate this election will provide an additional $125.0 million of cash to repatriate to the U.S., of which we repatriated $12.5 million during fiscal 2013 and none during fiscal 2014.

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

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $7.9 million and a decrease on the effective tax rate of 10.6% for fiscal 2014, compared to an expense of $3.5 million and an increase on the effective tax rate of 25.3% for fiscal 2013, and an expense of $7.3 million and an increase on the effective tax rate of 97.0% fiscal 2012. In determining net (loss) income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we do not believe that the recovery is likely, we establish a valuation allowance. As of January 2, 2015, our net deferred tax asset amounted to $59.8 million compared to $95.3 million as of January 3, 2014. Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our income tax expense could be volatile, which contributes to volatility in reported financial results. As of January 2, 2015 and January 3, 2014, our gross UTBs related to uncertain tax positions were $78.2 million and $99.3 million, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

The following table sets forth our future contractual obligations as of January 2, 2015 (in thousands):

	2015	2016	2017	2018	Thereafter	Total
Future minimum lease commitments	$ 7,704	$ 6,969	$ 6,329	$ 6,031	$ 6,033	$ 33,066
Open capital asset purchase commitments	1,334	-	-	-	-	1,334
Open raw material purchase commitments	18,527	-	-	-	-	18,527
Tax liability arising from gross UTBs	74,058	-	2,399	1,237	513	78,207
Other purchase commitments	4,668	985	-	-	-	5,653
Total	$ 106,291	$ 7,954	$ 8,728	$ 7,268	$ 6,546	$ 136,787

Our future minimum lease commitments consist primarily of leases for buildings and other real property. Open capital asset purchase commitments primarily include leasehold improvements and production equipment. Open raw material purchase commitments are for externally-produced wafers and include minimum purchase requirements as part of a guaranteed capacity agreement with one of our wafer suppliers. The UTBs relate primarily to the intercompany pricing of goods and services between different tax jurisdictions and are recorded within income taxes payable on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of January 2, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

As of January 2, 2015, $157.3 million of our cash and cash equivalents was held by our foreign subsidiaries.  We have provided for federal and state taxation at approximately 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009

IRS examination periods which allows for the repatriation of $125.0 million.  During fiscal 2013, we repatriated $12.5 million of this amount with no repatriation for fiscal 2014. Therefore, $112.5 million of our cash and cash equivalents held by our foreign subsidiaries as of January 2, 2015 would not be subject to further taxation upon repatriation.  As of January 2, 2015, we have $325.0 million of borrowing capacity under our five-year revolving credit facility (the “Facility”). The Facility matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. The Facility currently bears interest at 1.75% over one-month LIBOR but is variable based on our leverage ratio as described in the credit agreement governing the Facility. As of January 2, 2015, we were in compliance with all applicable covenants of the above-mentioned credit agreement.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

Net cash flows in fiscal 2014 from operations were $73.4 million compared to $106.7 million in 2013, a decrease of $33.3 million.  This decrease was mainly due to a net outflow from changes in operating assets and liabilities of $75.2 million in fiscal 2014 as compared to a net inflow of $25.1 million in fiscal 2013. Additionally, the net cash flows from operating activities in fiscal 2013 included non-cash portion of restructuring charges of $7.2 million. The impact of these items was offset by an increase in net income in fiscal 2014 as compared to 2013 by $51.9 million and impact of changes in deferred income taxes of $25.4 million.  Trade receivables, net, increased by $6.1 million primarily due to a less linear shipment pattern in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.  Inventories increased by $11.4 million as a result of increased fab and assembly activity combined with a decline in customer demand in the fourth quarter which resulted in higher inventory levels at the end of the fiscal year.  The net decrease in trade payables and accrued liabilities of $13.0 million during fiscal 2014 was driven by the timing of payments, including payments of accruals related to restructuring activities.  In addition, income taxes payable decreased by $42.2 million due to the passage of the 2014 R&D credit, settlement of our 2010-2012 IRS audit which resulted in a reversal of UTPs and cash payment related to the IRS audit.

In fiscal 2013, our net cash flows from operations were $106.7 million compared to $35.6 million in 2012, an increase of $71.1 million. This increase was mainly due to an increase in net income of $40.5 million and net inflow from changes in operating assets and liabilities of $36.6 million. Trade receivables, net, decreased by $5.2 million, or 9.5%, to $49.5 million as of January 3, 2014 from $54.7 million as of December 28, 2012 primarily due to more linear shipments in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. Inventories decreased by $12.5 million, or 16.6%, to $62.4 million as of January 3, 2014 from $74.9 million as of December 28, 2012 as a result of concerted effort to reduce inventory. In addition, the net increase in trade payables and accrued liabilities of $17.3 million during fiscal 2013 was driven by the timing of payments.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

Net cash used in investing activities was $8.8 million in fiscal 2014 compared to $13.0 million used in fiscal 2013, or a decrease of $4.2 million.  Capital expenditures, net of sales proceeds, were $9.9 million for 2014 compared to $18.6 million during fiscal 2013.  Net proceeds from investment balances were $1.1 million in fiscal 2014 as compared to $5.6 million in fiscal 2013.

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

Net cash used in financing activities was $46.0 million in fiscal 2014 compared to $57.6 million in fiscal 2013, or a decrease of $11.6 million.  We paid dividends of $62.9 million during fiscal 2014, which is consistent with the $61.9 million and $62.1 million that were paid in fiscal 2013 and 2012, respectively.  We also received $15.6 million in proceeds from the exercise of equity-based awards compared to $4.3 million in proceeds during fiscal 2013.  We did not have any long-term debt outstanding during fiscal 2014.

Net cash used in financing activities was $57.6 million in fiscal 2013 compared to $274.4 million in fiscal 2012. We paid dividends of $61.9 million and $62.1 million during fiscal 2013 and 2012. We repaid debt of $200.0 million in fiscal years 2012.

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

Inventory Allowances

We record our inventories at standard costs, which approximates the lower of actual cost or market. As the ultimate market value that we will realize through sales on our inventory cannot be known with exact certainty, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete.    Inventory adjustments establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable.    These classifications are maintained for all classes of inventory, although raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn it from the marketplace or if we have had no sales of the product for the past 18 months and no sales forecasted for the next 24 months. We provide an allowance for 100% of the standard cost of obsolete inventory. We conduct reviews of excess inventory on a quarterly basis and reserve a significant portion of the excess inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 18 months or have forecasted to sell in the next 24 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete, at which time we may scrap such inventory.

For all items identified as excess or obsolete, management reviews the relevant facts and circumstances, such as competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that inventory.

Product demand estimates are a key element in determining inventory allowances. Our estimate of product demand requires significant judgment and is based in part on historical revenue. Historical sales may not accurately predict future demand. If future demand is ultimately lower than our estimate, we could incur significant additional expenses to provide allowances for and scrap obsolete inventory. If demand is higher than expected, we may sell inventory that had previously been written down. Our gross margins were positively impacted by the sale of previously written-down inventory of $2.1 million, 2.4 million, and $1.5 million in fiscal 2014, 2013, and 2012, respectively.

Assessment of recoverability of goodwill

We perform an annual assessment of goodwill in the fourth quarter of each fiscal year, or more frequently if indications of potential impairment exist. We consider various qualitative factors, including macroeconomic and industry conditions, financial performance of the company, changes in the stock price of the company to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one of the quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if applicable, step two involves estimation of the impairment loss, which is the amount of excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill.  In fiscal 2014, based on the qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed. In fiscal 2013, the Company performed a quantitative two-step assessment and concluded that the carrying value of inventory as at the date of the assessment had not been impaired.

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

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of January 2, 2015, our net deferred tax asset amounted to $59.8 million compared to $95.3 million as of January 3, 2014.  Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile, which contributes to volatility in reported financial results. As of January 2, 2015 and January 3, 2014, our gross UTBs related to uncertain tax positions were $78.2 million and $99.3 million, respectively.

Fair value of equity-based compensation

We generally calculate the fair value of an equity-based compensation grant (compensation cost) on the date of grant.  We use a lattice method of valuation for estimating the grant date fair value of awards that include market-based vesting conditions. The compensation cost is amortized straight-line over the requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, expected life of the award, and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using the actual historic volatility of our stock price. In case of awards that include market-based vesting conditions, our estimate for volatility includes actual historical volatility of stock prices of certain peer companies.  We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures based on historical information about turnover for each appropriate employee level.  We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting guidance, including estimated effects, if any, on our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. We did not hold any short-term investments as of January 2, 2015.

A substantial majority of our revenues and liabilities outside the U.S. are billed, collected, and paid in U.S. dollars. Therefore, we do not believe we have material risk to currency rates. As of January 2, 2015, we did not have any open derivative financial instruments to manage our foreign currency risk. Please see Note 5 “Financial Instruments and Derivatives” to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data.

The following consolidated financial statements and the related Notes thereto, and the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries (the Company) as of January 2, 2015 and January 3, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 2, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of January 2, 2015 and January 3, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida

February 12, 2015

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited Intersil Corporation’s (the Company) internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of January 2, 2015 and January 3, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2015, and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

February 12, 2015

Certified Public Accountants

INTERSIL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

	(in thousands, except share and per share data)
Revenue	$562,555	$575,195	$607,864
Cost of revenue	235,800	258,588	277,698
Gross profit	326,755	316,607	330,166

Operating costs and expenses:
Research and development	125,851	130,541	166,884
Selling, general and administrative	99,926	113,333	134,314
Amortization of purchased intangibles	22,241	24,579	29,185
Restructuring and related costs	-	28,694	10,490
Income from IP agreements	-	-	(14,412)
Provision for export compliance settlement	4,000	6,000	-
Operating income	74,737	13,460	3,705
Interest expense and other	(1,742)	(1,901)	(12,291)
Gain on investments	1,538	2,318	920
Income (loss) before income taxes	74,533	13,877	(7,666)
Income tax expense	19,721	11,022	29,983
Net income (loss)	$54,812	$2,855	$(37,649)

Earnings (loss) per share:
Basic	$0.42	$0.02	$(0.30)
Diluted	$0.41	$0.02	$(0.30)

Cash dividends declared per common share	0.48	0.48	0.48

Weighted average common shares outstanding (in millions):
Basic	129,149	127,151	127,032
Diluted	132,657	127,998	127,032

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

	(in thousands)
Net income (loss)	$54,812	$2,855	$(37,649)
Realized losses on interest rate swaps and available-for-sale investments, reclassified to net income (loss)	-	-	3,450
Tax effect	-	-	(1,294)
Currency translation adjustments	(1,791)	(512)	225
Comprehensive income (loss)	$53,021	$2,343	$(35,268)

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2015	January 3, 2014

Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$211,216	$194,787
Trade receivables, net of allowances ($13,218 as of January 2, 2015 and $14,274 as of January 3, 2014)	55,585	49,466
Inventories	73,770	62,408
Prepaid expenses and other current assets	9,779	9,752
Income taxes receivable	1,162	1,091
Deferred income tax assets	20,433	22,328
Total Current Assets	371,945	339,832
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($260,403 as of January 2, 2015 and $246,480 as of January 3, 2014)	72,272	81,867
Purchased intangibles, net of accumulated amortization ($99,500 as of January 2, 2015 and $97,939 as of January 3, 2014)	34,400	56,641
Goodwill	565,424	565,424
Deferred income tax assets	39,334	73,008
Other	70,885	74,624
Total Non-current Assets	782,315	851,564
Total Assets	$1,154,260	$1,191,396
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$26,246	$26,248
Accrued compensation	40,854	42,014
Deferred income	11,631	11,936
Other accrued expenses and liabilities	23,993	35,103
Income taxes payable	2,790	14,588
Total Current Liabilities	105,514	129,889
Non-current liabilities:
Income taxes payable	59,745	90,102
Other non-current liabilities	7,453	13,603
Total Non-current Liabilities	67,198	103,705
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 130,216,901 shares issued and outstanding as of January 2, 2015 and 127,714,810 shares issued and outstanding as of January 3, 2014	1,302	1,277
Additional paid-in capital	1,591,432	1,620,732
Accumulated deficit	(612,123)	(666,935)
Accumulated other comprehensive income	937	2,728
Total Shareholders' Equity	981,548	957,802
Total Liabilities and Shareholders' Equity	$1,154,260	$1,191,396

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except per share amounts)
Balance as of December 30, 2011	$1,265	$1,710,705	$(632,141)	$859	$1,080,688
Net loss	-	-	(37,649)	-	(37,649)
Dividends paid, $0.48 per common share	-	(60,955)	-	-	(60,955)
Dividends accrued to Award holders prior to vesting	-	(501)	-	-	(501)
Equity-based compensation expense	-	24,607	-	-	24,607
Shares issued under share-based award plans	17	3,734	-	-	3,751
Tax impact of shares issued under share-based award plans	-	(2,452)	-	-	(2,452)
Foreign currency translation	-	-	-	225	225
Realized losses on interest rate swaps, net of tax, reclassified	-	-	-	2,156	2,156
Shares repurchased and retired	(19)	(15,243)	-	-	(15,262)
Balance as of December 28, 2012	$1,263	$1,659,895	$(669,790)	$3,240	$994,608
Net income	-	-	2,855	-	2,855
Dividends paid, $0.48 per common share	-	(61,025)	-	-	(61,025)
Dividends accrued to Award holders prior to vesting	-	(1,094)	-	-	(1,094)
Equity-based compensation expense	-	19,091	-	-	19,091
Shares issued under share-based award plans	14	4,316	-	-	4,330
Tax impact of shares issued under share-based award plans	-	(451)	-	-	(451)
Foreign currency translation	-	-	-	(512)	(512)
Balance as of January 3, 2014	$1,277	$1,620,732	$(666,935)	$2,728	$957,802
Net income	-	-	54,812	-	54,812
Dividends paid, $0.48 per common share	-	(61,960)	-	-	(61,960)
Dividends accrued to Award holders prior to vesting	-	(1,798)	-	-	(1,798)
Equity-based compensation expense	-	18,688	-	-	18,688
Shares issued under share-based award plans	25	15,533	-	-	15,558
Tax impact of shares issued under share-based award plans	-	237	-	-	237
Foreign currency translation	-	-	-	(1,791)	(1,791)
Balance as of January 2, 2015	$1,302	$1,591,432	$(612,123)	$937	$981,548

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

	(in thousands)
Operating Activities
Net income (loss)	$54,812	$2,855	$(37,649)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	41,664	43,529	48,652
Equity-based compensation	18,688	19,091	24,607
Excess tax benefit received on exercise of stock options	(1,158)	(474)	(2,455)
Loss / (gain) on disposal of property and equipment, net	71	102	(67)
Gain on investments	(1,075)	(866)	-
Non-cash portion of restructuring charges	-	7,184	-
Deferred income taxes	35,569	10,196	14,003
Changes in operating assets and liabilities:
Trade receivables	(6,118)	5,218	10,190
Inventories	(11,363)	12,461	23,021
Prepaid expenses and other current assets	(28)	625	2,491
Trade payables and accrued liabilities	(13,032)	17,355	(6,752)
Income taxes	(42,226)	(9,417)	(41,327)
Other, net	(2,415)	(1,145)	857
Net cash flows from operating activities	73,389	106,714	35,571

Investing Activities
Proceeds from short-term investments	-	4,750	26,500
Proceeds from long-term investments	1,075	866	-
Proceeds from sales of property, plant and equipment	-	-	320
Purchase of property, plant and equipment	(9,857)	(18,581)	(12,540)
Net cash flows from investing activities	(8,782)	(12,965)	14,280

Financing Activities
Proceeds from exercise of equity-based awards	15,558	4,330	3,751
Excess tax benefit received from exercise of equity-based awards	1,381	23	3
Repayments of long-term debt	-	-	(200,000)
Payment of credit facility fees	-	-	(855)
Dividends paid	(62,910)	(61,920)	(62,057)
Repurchase of common stock	-	-	(15,262)
Net cash flows from financing activities	(45,971)	(57,567)	(274,420)
Effect of exchange rates on cash and cash equivalents	(2,207)	(205)	(314)
Net change in cash and cash equivalents	16,429	35,977	(224,883)
Cash and cash equivalents at the beginning of the period	194,787	158,810	383,693
Cash and cash equivalents at the end of the period	$211,216	$194,787	$158,810

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) is a leading provider of innovative power management and precision analog solutions. Our products address some of the largest markets within the industrial and infrastructure, computing and high-end consumer markets.

Basis of Presentation

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. Fiscal year 2013 was a 53 week period with an extra week included in our second quarter. Quarterly or annual periods vary from exact calendar quarters or years.

The consolidated financial statements include the accounts of Intersil and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Investments with original maturities over three months are classified as short-term investments. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.

Short-term Investments—Our short-term investments are considered available-for-sale. We record the unrealized gains and losses, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (“OCI”). We determine the cost of securities sold based on the specific identification method. Realized gains or losses are recorded in gains / loss on sale of investments and impairment losses that are determined to be other-than-temporary are recorded in other-than-temporary impairment losses in our consolidated statement of operations.

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

Deferred Compensation Plan Assets—We have made available a non-qualified deferred compensation plan for certain eligible employees. Participants can direct the investment of their deferred compensation plan accounts from a portfolio of funds from which earnings are measured. Although participants direct the investment of these funds, they are classified as trading securities and are included in other non-current assets because they remain our assets until they are actually paid out to the participants. We maintain a portfolio of $11.1 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on deferred compensation investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During fiscal 2014, 2013 and 2012, we recorded gains on deferred compensation investments of $0.5 million, $1.5 million, and $0.9 million, respectively and compensation expense of $0.7 million, $1.7 million, and $1.1 million, respectively.

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

Trade Receivables, net —Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which  reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on the aging of our accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. When items are deemed uncollectible, we charge them against the allowance for collection losses. We provide for estimated losses from collection problems in the current period, as a component of revenue. We utilize credit limits, ongoing evaluation and trade receivable monitoring procedures to reduce the risk of credit loss. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. - Please see “Revenue Recognition” for further details.

Inventories—Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the first-in-first-out method) or market. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Inventory adjustments establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

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

Goodwill— Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indicators of impairment exist. We perform an annual assessment of goodwill in the fourth quarter of each fiscal year, or more frequently if indications of potential impairment exist. We consider various qualitative factors, including macroeconomic and industry conditions, financial performance of the company, changes in the stock price of the company to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one of the quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if applicable, step two involves estimation of the impairment loss, which is the amount of excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill.  In fiscal 2014, based on the qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed. In fiscal 2013, we performed a quantitative two-step assessment and concluded that the carrying value of goodwill at the date of the assessment had not been impaired.

Purchased Intangibles—Purchased intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is computed on a straight-line basis over their estimated useful lives. Purchased intangibles include intangible assets subject to amortization, which are our developed technologies, backlog, customer relationships and intellectual property. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

Income Taxes—We follow the liability method of accounting for income taxes. Current income taxes payable and receivable and deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the consolidated balance sheets.

Uncertain tax positions and unrecognized tax benefits (“UTBs”)—We record our tax expense based on various probabilities of sustaining certain tax positions, using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record our UTBs as a component of non-current income taxes payable, unless payment is expected within one year.

Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our estimate of tax expense could change.

We classify accrued interest and penalties on income tax matters in the liabilities section of the balance sheet as non-current income taxes payable. When the interest and penalty portions of such uncertain tax positions are adjusted, it is classified as income tax expense. All of the uncertain tax positions and UTBs as of January 2, 2015 would impact our effective tax rate should they be recognized.

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

Restructuring— We record restructuring charges when severance obligations are probable, reasonably estimable and the vested right attributable to the employees’ service is already rendered. We recognize a liability for costs associated with exit or disposal activities including costs associated with leases, when a liability is incurred rather than when an exit or disposal plan is approved. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

For certain distributors, we defer recognition until the distributors resell the products to their end customer (“sell-through distributor”). Revenue at published list price and cost of revenue to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time revenue and cost of revenue are recorded in the consolidated statement of operations. The final price is also subject to ship and debit credits, reducing the final amount recorded in revenue at resale.

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	As of January 2, 2015	As of January 3, 2014
Deferred revenue at published list price	$14,546	$15,075
Deferred cost of revenue	$(2,915)	$(3,139)
Deferred income	$11,631	$11,936

Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We must use estimates and apply judgment to reconcile distributors' reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenue, cost of revenue, trade receivables, deferred income, and net income.

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

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $4.2 million, $3.4 million, and $6.3 million in 2014, 2013 and 2012, respectively.

Equity-based Compensation—Our equity-based compensation plans allow several forms of equity compensation including stock options (“Options”), restricted and deferred stock awards (“Awards”) and employee stock purchase plans (“ESPPs”). The 2008 Equity Compensation Plan (“2008 Plan”) includes several available forms of stock compensation of which only Options and Awards have been granted to date. Awards issued consist of deferred stock units and restricted stock units, which may differ in regard to the timing of the related prospective taxable event to the recipient.

Additionally, we have an ESPP Plan (“2000 Plan”) whereby eligible employees can purchase shares of Intersil’s common stock through payroll deductions at a price not less than 85% of the market value of the stock on specified dates, with no look-back provision.

Our plans allow employees an option to have awards withheld as a means of meeting minimum statutory tax withholding requirements. For the majority of awards granted, the number of shares issued on the date the awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. In our consolidated financial statements, we treat shares withheld for tax purposes on behalf of our employees in connection with the vesting of awards as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. Withheld shares are cancelled immediately and are not considered outstanding.

Equity-based compensation cost is measured at the grant date, based on the fair value of the awards ultimately expected to vest, and is recognized as an expense, on a straight-line basis, over the requisite service period. We use a lattice method of valuation for estimating the grant date fair value of awards that include market-based vesting conditions. The compensation cost is amortized straight-line over the requisite service period. Calculating fair value requires us to estimate certain key assumptions in the valuation model, including expected stock price volatility, the risk-free interest rate in the market, expected life of the award, and annualized dividend yield. Volatility is one of the most significant determinants of fair value. We estimate our volatility using the actual historic volatility of our stock price. In case of awards that include market-based vesting conditions, our estimate for volatility includes actual historical volatility of stock prices of certain peer companies.  We estimate our expected risk-free interest rate by using the zero-coupon U.S. Treasury rate at the time of the grant related to the expected life of the grant. Expected forfeitures must be estimated to offset the compensation cost expected to be recorded in the financial statements. We estimate forfeitures based on historical information about turnover for each appropriate employee level.  We estimate the annualized dividend yield by dividing the current annualized dividend by the closing stock price on the date of grant.

Most options vest 25% in the first year and quarterly thereafter for three or four years and generally have seven year contract lives. For Awards, the expected life for amortization of the grant date fair value is the vesting term, generally three years in the case of deferred stock units and four years in the case of restricted stock units. We issue new shares of common stock upon the exercise of Options.

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

Retirement Benefits—We sponsor a 401(K) savings and investment plan that allows eligible U.S employees to participate in making pre-tax contributions to the 401(K). We match the employee contributions on a dollar-for-dollar basis up to a certain predetermined percentage. Employees fully vest in the matching contributions after five years of service. We made matching contributions of $4.5 million, $5.4 million, and $6.2 million during fiscal years 2014, 2013, and 2012 respectively.

We have voluntary defined contribution plans in various non-U.S. locations. Further, we maintain a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were $0.8 million, $3.6 million, and $1.3 million during fiscal years 2014, 2013, and 2012 respectively. Accrued liabilities relating to these unfunded plans were $6.8 million and $7.5 million as of January 2, 2015 and January 3, 2014, respectively.

Foreign Currency Translation— For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income. Cumulative translation adjustments in accumulated OCI were $0.9 million, $2.7 million, and $3.2 million as of January 2, 2015, January 3, 2014, and December 28, 2012, respectively. For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from re-measuring transactions denominated in currencies other than the US dollar have not been significant for any period presented.

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

Recent Adopted Accounting Guidance

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update was effective for our first quarter of fiscal 2014 and applied prospectively. Impact of application of this accounting standard on our Consolidated Financial Statements as been discussed in Note 9 – Income Taxes.

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets and goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update became effective for us beginning in the first quarter of fiscal 2014, and its adoption did not have any impact on our Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting standards update that requires additional disclosure to enhance the comparability of U.S. GAAP and International Financial Reporting Standards financial statements. In January 2013, the FASB issued Accounting Standards Update 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This standard provided additional guidance on the scope of ASU 2011-11. Retrospective application is required and the guidance concerns disclosure only. The standard was effective for our first quarter of fiscal year 2013 and did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2014, the FASB issued authoritative guidance that resolves the diverse accounting treatment for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The guidance applies to entities that grant their employees share-based awards that include a performance target that could be achieved after the requisite service period. The guidance explicitly requires that a performance target of this nature be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.

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

In April 2014, the FASB issued authoritative guidance that raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This guidance will be effective prospectively for the first quarter of our fiscal year 2016, which will only affect any dispositions we may make after the effective date.

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it sells either a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2015. Upon adoption, the application of this accounting standard update did not have any impact to the Company's Consolidated Financial Statements.

NOTE 3—FAIR VALUE MEASUREMENTS

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of January 2, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,144	$353	$10,791
Total assets measured at fair value	$11,144	$353	$10,791

	Fair value as of January 3, 2014 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,579	$491	$11,088
Total assets measured at fair value	$11,579	$491	$11,088

There were no transfers into or out of Level 1,  Level 2, or Level 3 financial assets and liabilities during fiscal years 2014 or 2013.

For actively traded securities and bank time deposits, we generally rely upon the valuations as provided by the third-party custodian of these assets or liabilities.

NOTE 4—FINANCIAL INSTRUMENTS AND DERIVATIVES

We did not have any derivative instruments designated as hedging instruments outstanding on January 2, 2015 or January 3, 2014.

		Year ended
	Income statement location	December 28, 2012
Interest rate swap agreements
Loss reclassified from accumulated OCI to earnings (effective portion)	Interest expense and fees	$(6,547)
Loss recognized in earnings (ineffective portion)	Interest expense and fees	$(95)

During the third quarter of fiscal 2011, we entered into additional interest rate swap transactions with a notional value of $150.0 million to hedge a portion of the risk of changes in the benchmark interest rate of the one-month London Interbank Offered Rate (“LIBOR”) related to our new outstanding revolving credit facility. Under the terms of the swaps, we effectively converted $150.0 million of our variable-rate revolving credit facility to fixed interest rates through August 8, 2016.

During the fourth quarter of fiscal 2012, we repaid the outstanding balance of our revolving credit facility. As a result, we determined that the forecasted interest payments associated with the original hedge transactions would no longer occur. The remaining balance in OCI, before tax, of $5.8 million, related to the effective portion of the loss on the swaps, was reclassified to interest expense and fees. We settled the swaps for $3.7 million during fiscal 2012.

The effects of derivatives not designated as hedging instruments on the consolidated statements of operations are as follows (in thousands):

		Year ended
	Income statement location	December 28, 2012
Loss on foreign exchange options	Cost of revenue	(679)

The table below describes total open foreign exchange contracts (all are options to sell foreign currencies) (in thousands):

Year ended
December 28, 2012
Unrealized (loss) gain on foreign exchange contracts	$(653)
Purchases and sales of foreign exchange contracts	31,428
Notional amount of open contracts as of year end	12,429

Notional Amount of Open Foreign Currency Contracts	Euros	U.S. Dollars	Range of Maturities
December 28, 2012	€10,000	$12,429	1 - 5 months

NOTE 5—INVENTORIES

Inventories are summarized below (in thousands):

	As of	As of
	January 2, 2015	January 3, 2014
Finished products	$22,758	$20,783
Work in process	47,083	38,759
Raw materials	3,929	2,866
Total inventories	$73,770	$62,408

As of January 2, 2015,  we were committed to purchase $18.5 million of inventory from suppliers.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	As of	As of
	January 2, 2015	January 3, 2014
Land	$1,708	$1,708
Buildings and leasehold improvements	60,728	59,743
Machinery and equipment	264,325	244,940
Construction in progress	5,914	21,956
Total property, plant and equipment	332,675	328,347
Accumulated depreciation and leasehold amortization	(260,403)	(246,480)
Total property, plant and equipment, net	$72,272	$81,867

Depreciation expense was $19.4 million, $19.0 million, and $19.5 million for fiscal years 2014, 2013 and 2012, respectively. Non-cash accruals for purchases of property, plant and equipment were immaterial for fiscal years 2014 and 2013, respectively, and $1.5 million for fiscal 2012. As of January 2, 2015, we had open capital asset purchase commitments of $1.3 million.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLES

Goodwill—The following table summarizes changes in net goodwill balances for our one reportable segment (in thousands):

Gross goodwill balance as of January 2, 2015 and January 3, 2014	$1,720,100
Accumulated impairment charge	(1,154,676)
Net goodwill balance as of January 2, 2015 and January 3, 2014	$565,424

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

We perform an annual test of goodwill in the fourth quarter of each fiscal year. In fiscal years 2014, 2013 and 2012, we recorded no impairment of goodwill based on our analysis. The fair value of the reporting units was significantly in excess of the carrying value as of October 4, 2014, the first day of our fourth quarter and the date at which we performed our qualitative assessment.  During fiscal years 2013 and 2012, we had performed a quantitative assessment.

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

	As of January 2, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$89,700	$44,200	$133,900
Accumulated amortization	66,654	32,846	99,500
Purchased intangibles, net	$23,046	$11,354	$34,400

	As of January 3, 2014
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$105,981	$48,599	$154,580
Accumulated amortization	68,730	29,209	97,939
Purchased intangibles, net	$37,251	$19,390	$56,641

We recorded amortization expense as follows (in thousands):

	Year Ended
By statement of operations line item	January 2, 2015	January 3, 2014	December 28, 2012
Amortization of purchased intangibles	$22,241	$24,579	$29,185

We write-off those intangible assets that have become fully amortized during the year.  Purchased intangibles were evaluated for impairment during fiscal 2013 and we recognized an impairment charge of $1.8 million on certain developed technology intangibles due to cost reduction initiatives included in our February 2013 restructuring plan (See Note 8). The impairment charge was included as a component of selling, general and administrative costs in our consolidated statements of operations.  No impairment in carrying value of purchased intangibles was recorded in fiscal year 2014.

Expected amortization expense by fiscal year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2015	$16,717
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,916
Total expected amortization expense	$34,400

NOTE 8—RESTRUCTURING AND RELATED COSTS

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we had in prior fiscal years undertaken restructuring actions to reduce our workforce and consolidate facilities. Our restructuring costs consisted primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

In October 2013, we adopted a restructuring plan to realign our internal fabrication facilities with existing requirements, (the “October 2013 Plan”). The October 2013 plan includes a reduction of 1% of our worldwide workforce. The October 2013 plan was completed during fiscal year 2014.

In the third quarter of fiscal year 2013, we adopted a rebalancing plan (the “July 2013 plan”) to better align our operating expenses with strategic growth areas for the purpose of improving competitiveness and execution across the business. The July 2013 plan included a reduction in our worldwide workforce of 12%, which has been gradually offset by the addition of new hires in design and development during 2014.  We may incur additional expenses related to leases we exited under this plan, in the event the estimated fair value of liability associated with these leases increases due to changes in estimates.

In the first quarter of fiscal year 2013, we adopted a restructuring plan (the “February 2013 plan”) to prioritize our sales and development efforts, strengthen financial performance and improve cash flow. The February 2013 plan included a reduction of 18% of our worldwide workforce. The February 2013 restructuring plan was completed at the end of fiscal 2013..

During fiscal year 2012, we initiated restructuring plans to reorganize certain operations and reduce our global workforce and other operating costs. The 2012 restructuring plans were substantially completed at the end of the fourth quarter of 2012.

The amounts below relating to the restructuring plans are included in other accrued expenses and liabilities on the balance sheet. Activity during fiscal 2014 primarily related to the July 2013 plan (in thousands):

Balance as of January 3, 2014	$6,063
Costs incurred / (adjustments)
Severance costs	(138)
Lease exit costs	604
Other costs	53
Cash payments
Severance payments	(4,748)
Lease exit payments	(1,020)
Other payments	(76)
Balance as of January 2, 2015	$738

NOTE 9—INCOME TAXES

We are subject to filing requirements in the United States Federal jurisdiction and in many state and foreign jurisdictions for numerous consolidated and separate entity income tax returns. We are no longer subject to examination in the U.S. for years prior to 2013.

Income (loss) before income taxes is allocated between domestic and foreign jurisdictions as follows (in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

Domestic	$51,959	$22,140	$12,394
Foreign	22,574	(8,263)	(20,060)
Income (loss) before income taxes	$74,533	$13,877	$(7,666)

Income tax expense—The provision for income taxes is summarized below (in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Current taxes:
Federal	$(14,366)	$(2,090)	$10,300
State	(865)	34	3,638
Foreign	(617)	2,879	2,042
	(15,848)	823	15,980
Deferred taxes:
Federal	23,337	11,911	20,329
State	2,536	545	(4,871)
Foreign	9,696	(2,257)	(1,455)
	35,569	10,199	14,003
Income tax expense	$19,721	$11,022	$29,983

As a result of the exercise of non-qualified Options, the disqualifying disposition of incentive Options, the release of Awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of $2.4 million, $1.3 million and $1.6 million during fiscal years 2014, 2013 and 2012, respectively.

We currently have a tax holiday in Malaysia resulting in a tax rate of 0%. This tax holiday began on July 1, 2009, and terminates on July 1, 2019. The table below summarizes the effects of operating in Malaysia under our tax holiday based on the Malaysian statutory tax rate (in thousands, except per share data).

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

Tax effects from earnings / (losses) attributable to Malaysia	$5,611	$(2,483)	$(5,132)

Effect on earnings (loss) per share:
Basic	$0.04	$(0.02)	$(0.04)
Diluted	$0.04	$(0.02)	$(0.04)

Deferred income taxes—The components of net deferred income tax assets and liabilities are as follows (in thousands):

	As of January 2, 2015		As of January 3, 2014
	Current	Non-Current	Current	Non-Current
Inventory	$14,170	$-	$14,561	$-
Property, plant and equipment	-	4,158	-	3,445
Accrued expenses	4,869	-	5,343	-
Equity-based compensation	-	6,561	-	8,095
Net operating loss carryforward	1,025	19,766	1,285	23,327
Capitalized research and development	-	797	-	2,142
Deferred compensation	-	3,187	-	3,477
Deferred revenue	4,179	-	4,285	-
Tax credits	-	39,122	7,483	52,262
Capital loss carryforward	-	6,628	-	7,263
Other, net	458	3,824	480	4,388
Deferred tax assets	24,701	84,043	33,437	104,399
Valuation allowance	(4,268)	(44,709)	(11,109)	(31,391)
Net deferred tax assets	$20,433	$39,334	$22,328	$73,008

The table below summarizes the activity in valuation allowances (in thousands):

	As of January 2, 2015	As of January 3, 2014
Beginning balance	$42,500	$44,156
(Decreases) related to state attributes	(48)	(1,537)
Increases related to foreign net operating losses	7,160	-
Decreases related to capital losses	(635)	(119)
Ending balance	$48,977	$42,500

During the fiscal year ended January 2, 2015, we reduced our deferred tax assets by $0.6 million related to capital losses for expirations. The valuation allowances were also adjusted accordingly based on the deferred tax asset adjustments.

During the fiscal year ended January 2, 2015, we established a valuation allowance for the deferred tax assets attributable to the net operating losses (“NOLs”) for a foreign subsidiary. As of January 2, 2015 the said foreign subsidiary had net deferred tax assets of $7.2 million attributable to NOLs.  Based upon an analysis of projected future taxable income, we have determined that we would not be able to generate income in the said foreign subsidiary to utilize the NOLs and as such determined that a full valuation allowance was required.  We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including NOLs and tax-credit carryforwards, are more likely than not to be realized in the foreseeable future. Therefore, we have not provided any additional valuation allowances on deferred tax assets as of January 2, 2015.

We have gross NOLs of $38.8 million from acquisitions that expire in tax years 2027 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382. We have gross federal R&D credit carryforwards of $13.8 million that will expire in tax years 2032 through 2034.

During the quarter ended April 4, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. Adoption of this standard resulted in a $15.4 million decrease to our deferred tax assets and income tax payable during the fiscal year ended January 2, 2015.

Income Tax Rate Reconciliation—A reconciliation of the statutory United States income tax to our effective income tax is as follows ($ in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at federal statutory income tax rate	$26,087	$4,857	$(2,683)
State taxes	1,356	1,198	997
(Benefit) / Cost of earnings subject to tax rates other than U.S.	(7,918)	3,505	7,293
International equity-based compensation	748	2,422	2,951
Research credits	(4,608)	(10,313)	(3,910)
Change in unrecognized tax benefits	2,765	116	20,675
Subpart F—interest & stock gain	437	326	621
Manufacturing deduction	(675)	(370)	(100)
Amortization of deferred tax charge	(2,964)	(2,964)	(2,967)
Tax shortfalls on share based compensation	1,381	3,277	-
Export compliance settlement	1,400	2,100	-
Interest	-	779	-
Royalty income	5,215	5,557	6,504
Other items	(3,503)	532	602
Total income tax provision	$19,721	$11,022	$29,983

Uncertain Tax Positions and Uncertain Tax Benefits (“UTBs”)

During fiscal 2014, we recorded an increase of $0.4 million of potential interest and penalties on UTBs in the consolidated statement of operations. During fiscal 2013, we recorded an increase of $1.8 million of potential interest on UTBs in the consolidated statement of operations. During fiscal 2012, we recorded a reduction of $6.1 million of potential interest and a reduction of $0.6 million of potential penalties on UTBs in the consolidated statement of operations.

The table below summarizes activity in gross UTBs (in thousands):

	As of January 2, 2015	As of January 3, 2014
Beginning balance (includes interest and penalties of $7,102 thousand as of January 3, 2014	$99,343	$112,867
Increases related to current year tax positions	1,152	1,157
Increases related to prior year tax positions	2,515	10,874
Settlements with tax authorities	(24,804)	(25,555)
Ending balance (includes $7,538 thousand of interest and penalties as of January 2, 2015)	$78,206	$99,343

The increases related to prior fiscal year tax positions in fiscal 2014 were primarily due to accrued interest on the UTBs.  The increases related to current fiscal year tax positions do not have a material impact on the effective tax rate.

During fiscal 2014, we reached final settlement with the IRS in connection with the 2010 – 2012 examination periods. As a result of the settlement, we reduced our UTB balance by $16.4 million. This reduction included a $5.6 million cash payment to the IRS for additional tax, a $4.2 million decrease in deferred tax assets related to federal R&D tax credits, and a $6.6 million reduction to tax expense.  Also during fiscal 2014, we reached final settlement with Swiss tax authorities in connection with the 2009 – 2012 examination periods.  We decreased our UTBs in the amount of $7.5 million.  This reduction included a $2.7 million cash payment consisting of $2.4 million of additional tax and $0.3 million of interest and a $4.8 million decrease in deferred tax assets related to utilization of a net operating loss attribute.  During fiscal year 2014, we made cash payments of $0.3 million to various states related to the 2008 – 2009 IRS settlement.  During fiscal year 2014, we made cash payments of $0.6 million to various states related to the 2005-2007 IRS settlement.

Within the next 12 months, we estimate that our UTB balance will be reduced by $0.1 million related to the state tax impact of the settlement with the IRS for tax years 2005 – 2007, $0.3 million related to the state tax impact of the settlement with the IRS for tax years 2008 – 2009, and $2.5 million related to the state tax impact of the settlement with the IRS for tax years 2010 – 2011.

We believe events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.  We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory, tax holiday arrangements and judicial developments in the countries in which we do business. We believe it is reasonably possible that we may recognize approximately $20 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Other Income Tax Information

Income taxes paid were $29.0 million, $16.6 million and $49.4 million during fiscal years 2014, 2013 and 2012, respectively. Interest and penalties paid were $0.5 million during fiscal 2014, $0.9 million during fiscal 2013, and $13.5 million during fiscal 2012.

We have not provided U.S. income taxes on $366.8 million of accumulated undistributed earnings of our international subsidiaries because of our demonstrated intention to permanently reinvest these earnings. Should these earnings be remitted to the U.S. we would be subject to additional U.S. taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability related to investments in these international subsidiaries that are permanently reinvested is not practicable and not expected in the foreseeable future.

Hypothetical Additional Paid in Capital (“APIC”) Pool—The hypothetical APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available hypothetical APIC pool, we record the excess as income tax expense in our consolidated statements of operations.  We recognized $1.4 million and $3.3 million of income tax expense resulting from tax deficiencies related to equity-based compensation in our consolidated statements of operations during fiscal years 2014 and 2013, respectively. We did not recognize any tax expense resulting from tax deficiencies during 2012.

NOTE 10—LONG-TERM DEBT

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

During the fiscal year ended December 28, 2012, we obtained two amendments to the Facility which further revised the requirements of certain debt covenants. We incurred fees related to the amendments of approximately $0.9 million, which have also been capitalized as part of the debt issuance costs.

We did not have any outstanding borrowings against the Facility as of January 2, 2015 or January 3, 2014.

Year Ended
December 28, 2012
(in thousands)
Cash paid for interest	$3,907
Weighted-average interest rate (pre-tax)	2.48%

Letters of Credit: We issue letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $1.4 million as of January 2, 2015 and January 3, 2014. The standby letters of credit are secured by pledged deposits.

NOTE 11—INCOME FROM INTELLECTUAL PROPERTY (“IP”) AGREEMENTS

During the fourth quarter ended December 28, 2012, we recorded income of $1.0 million related to the sale of several patents. During the third quarter of fiscal year 2012, we recorded proceeds of $20.0 million, net of $6.6 million of legal costs, related to an IP agreement settling a trade secret misappropriation and patent infringement dispute with another semiconductor company.

NOTE 12—COMMON STOCK AND DIVIDENDS

Common Stock—Intersil shareholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and two million shares of preferred stock. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued. As of January 2, 2015 and January 3, 2014, no shares of preferred stock were outstanding.

The table below summarizes the Class A common stock activity for all periods presented (in thousands, except per share amounts):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Beginning balance	127,715	126,250	126,483
Shares issued under stock plans, net of shares withheld for taxes	2,502	1,465	1,667
Repurchase and retirement of common stock	-	-	(1,900)
Ending balance	130,217	127,715	126,250
Dividends paid to shareholders	$61,960	$61,025	$60,955
Dividends paid per share	$0.48	$0.48	$0.48

Dividends—We have paid a quarterly dividend since September 2003. In January 2015, the Board of Directors declared a dividend of $0.12 per share to be paid in the first quarter of 2015, which if annualized equates to $0.48 per share. Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.

NOTE 13—RISKS AND UNCERTAINTIES

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

Concentration of Operational Risk—We market our products for sale to customers, including distributors, primarily in Asia, Europe and the United States. We extend credit based on an evaluation of the customer’s financial condition and we generally do not require collateral. The table below shows revenue by country where such value exceeded 10% in any one year:

	Fiscal Year
	2014	2013	2012
Revenue by country
China	50.9%	52.9%	55.4%
United States	18.1%	15.7%	14.0%

In addition to those in the table above, our customers in each of Korea, Japan, Germany, Singapore, Taiwan, and Thailand, accounted for at least 1% of our total revenue in fiscal year 2014.

One distributor, Avnet, Inc. (“Avnet”), represented 18.4%, 17.0%, and 14.9% of revenue during fiscal years 2014, 2013 and 2012 respectively and 24.4% and 24.6% of trade receivables as of January 2, 2015 and January 3, 2014, respectively. Another distributor, WPG Holdings Ltd. (“WPG”), represented 10.8%, 12.2%, and 12.8% of revenue during fiscal years 2014, 2013 and 2012 respectively and a 7.7% and 13.8% of accounts receivable as of January 2, 2015 and January 3, 2014, respectively.

We relied on external vendors for 86.9% of our wafer supply as measured in units during fiscal 2014. Additionally, we rely primarily on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are mostly located in Asia, where a significant volume of our final product sales are made.

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

	Fiscal Year
	2014	2013	2012
United States operations
Revenue	$101,268	$90,348	$85,356
Tangible long-lived assets	$55,681	$59,469	$54,048
International operations
Revenue	$461,287	$484,847	$522,508
Tangible long-lived assets	$16,591	$22,398	$31,326

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

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Numerator:
Net income (loss) to common shareholders	$54,812	$2,855	$(37,649)
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	129,149	127,151	127,032
Effect of stock options and awards	3,508	847	-
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	132,657	127,998	127,032
Earnings (loss) per share:
Basic	$0.42	$0.02	$(0.30)
Diluted	$0.41	$0.02	$(0.30)
Anti-dilutive shares not included in the above calculations:
Awards	242	1,181	3,367
Options	1,128	6,774	11,946

NOTE 15—EQUITY-BASED COMPENSATION

Our equity compensation plans are summarized below (in thousands):

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding as of January 2, 2015	Shares Available for Issuance at January 2, 2015
1999 Plan	36,250	196	-
2008 Plan	46,229	9,219	18,096
2009 Option Exchange Plan	2,914	894	-
Inducement Plan	433	325	-
ESPP	9,033	-	2,989
	94,859	10,634	21,085

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

For Options granted in fiscal years 2014 and 2013, we estimated the fair value of each Option as of the date of grant with the following assumptions:

	Year Ended
	January 2, 2015	January 3, 2014
Expected volatilities	32.2%	38.2%
Dividend yields	3.6%	5.7%
Risk-free interest rate	0.8%	0.6%
Expected lives, in years	2.6	2.6

The following table represents the weighted-average fair value compensation cost per share of Options and Awards granted:

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
Options	$2.18	$1.67	$2.55

Awards	$13.12	$8.58	$9.14
Aggregate	$12.76	$7.94	$5.62

Information Regarding Options and Awards—Information about Options and Awards as of January 2, 2015 and activity for Options and Awards for the three fiscal years then ended is presented below:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of December 30, 2011	13,948	$16.21	4.1	3,678
Granted (1)	2,420	10.47		2,117
Exercised (4)	(85)	6.48		(1,164)
Canceled	(4,337)	16.79		(1,264)
Outstanding as of December 28, 2012	11,946	$14.90	3.7	3,367
Granted (2)	340	8.38		3,334
Exercised (4)	(106)	8.34		(931)
Canceled	(4,684)	16.89		(1,166)
Outstanding as of January 3, 2014	7,496	$13.46	3.3	4,604
Granted (3)	70	13.45	6.8	2,109
Exercised (4)	(1,205)	12.36	3.1	(1,153)
Canceled	(978)	19.28	0.7	(309)
Outstanding as of January 2, 2015	5,383	$12.65	2.9	5,251	$91,358	$30,454

As of January 2, 2015:
Exercisable/vested (4)	4,667	$12.86	2.7	67	$12,596
Vested and expected to vest	5,277	$12.69	2.9	3,986	$72,327

(1)	Grants include 833,204 MSU Options and 380,821 MSU Awards issued in fiscal 2012.
(2)	Grants include 784,000 MSU Awards issued in fiscal 2013.
(3)	Grans include 433,564 MSU Awards issued in fiscal 2014.
(4)

Awards exercised are those that have reached full vested status and been delivered to the recipients as a taxable event due to elective deferral available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of January 2, 2015, were 66,670 shares as shown in the Awards column as Exercisable/vested.

The weighted-average recognition period for the compensation cost is 3.5 years. The unrecognized compensation cost is expected to be recognized over a period of 1.5 years.

Additional Disclosures	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012

	($ in thousands, share data in thousands)
Shares issued under the employee stock purchase plan	495	712	813
Aggregate intrinsic value of stock options exercised	$2,445	$175	$281

The following table is a summary of the number and weighted-average grant date fair values regarding our unexercisable/unvested Options and Awards as of January 2, 2015 and activity during the fiscal year then ended (in thousands):

	Options Unvested	Options-Weighted Average Grant Date Fair Values	Awards Unvested	Awards-Weighted Average Grant Date Fair Values
Unvested as of January 3, 2014	1,355	$2.86	4,530	$9.53
Granted	70	2.18	2,109	13.12
Vested	(614)	3.15	(1,146)	11.52
Forfeited	(94)	2.97	(309)	10.24
Unvested as of January 2, 2015	717	$2.86	5,184	$10.51

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated that are included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	December 28, 2012
By statement of operations line item
Cost of revenue	$1,326	$1,387	$1,634
Research and development	$8,468	$7,777	$11,304
Selling, general and administrative	$8,894	$9,927	$11,670
By stock type
Stock options	$1,189	$4,690	$9,426
Restricted and deferred stock awards	$16,493	$13,378	$14,037
Employee stock purchase plan	$1,006	$1,023	$1,145

		As of January 2, 2015	As of January 03, 2014
		(in thousands)
Equity-based compensation capitalized in inventory		$-	$341

Market and Performance-based Grants — As of January 2, 2015, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 200% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period (shares in thousands):

	As of January 2, 2015
	Options	Awards

	(in thousands)
Performance and market-based units outstanding	368	1,343
Maximum shares that could be issued assuming the highest level of performance	551	2,396
Performance and market-based shares expected to vest	208	1,768
Amount to be recognized as compensation cost over the performance period	1,510	10,616

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

Leases and Commitments—Total rental expense amounted to $7.7 million, $8.8 million, and $11.0 million for 2014, 2013 and 2012, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to $33.1 million as of January 2, 2015.

The following table sets forth future minimum lease commitments and non-cancelable purchase commitments as of January 2, 2015 (in thousands):

	Future minimum lease commitments	Non-cancelable purchase commitments
2015	$7,704	$98,587
2016	6,969	985
2017	6,329	2,399
2018	6,031	1,237
Thereafter	6,033	513
Total future minimum commitments	$33,066	$103,721

NOTE 17—LITIGATION MATTERS

A portion of our activities are subject to export control regulations by the U.S. Department of State (“DOS”) under the U.S. Arms Export Control Act (AECA) and International Traffic in Arms Regulations (ITAR 22 CFR 120-130). In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls (DDTC) information concerning export activities for the time frame 2005 through 2010. The DOS administers the DDTC authority under ITAR 22 CFR 120-130 to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles. In June of 2013, DDTC notified us of potential violations of the ITAR and that it was considering pursuing administrative proceedings under Part 128 of the ITAR.  On June 16, 2014, we entered into a Consent Agreement (the “Agreement”) with the Office of Defense Trade Controls Compliance (“DTCC”), Bureau of Political-Military Affairs, DOS for the purpose of resolving the ITAR compliance matter. The Agreement has a two-year term and provides for: (i) payment of an aggregate civil penalty of $10 million, $4 million of which is suspended and eligible for offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an internal Special Compliance Official to oversee compliance with the Agreement and U.S. export control regulations; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. In connection with the settlement, we estimated and recorded a $6 million charge in the fiscal quarter ended October 4, 2013 and an additional $4 million charge in the fiscal quarter ended April 4, 2014 when the amount of the penalty was determined. The $6 million portion of the settlement that is not subject to suspension will be paid in installments, with $3 million paid in June 2014, and $3 million payable in June 2015. We expect that investments made in its export control compliance program will be eligible for credit against the suspended portion of the settlement amount, which include: additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process.  We also expect that these investments in remedial compliance measures will be sufficient to cover the $4 million suspended payment.

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. Discovery has been completed, and a jury trial for the case is under way. In this action, TAOS alleges patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship, and has stated during trial that it is seeking in the range of $49 million in compensatory damages, and exemplary damages, costs and interest in an unspecified amount as well as injunctive relief. We dispute TAOS’ claims, which we believe are without merit, and are defending ourselves vigorously. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, there is significant uncertainty regarding the ultimate outcome of this lawsuit.

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

We do not believe, based on currently available facts and circumstances, that the ultimate outcome of these matters, individually and in the aggregate will have a material adverse effect on our financial position or overall trends in results of our operations. During the periods presented we have not recorded any accrual for loss contingencies associated with any legal proceedings, nor determined that an unfavorable outcome is probable. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings, as potential losses for such matters are not considered probable. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of substantial monetary damages or issuance of an injunction prohibiting us from selling one or more products. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated (in thousands, except per share data):

	Quarters Ended
	Jan 2, 2015	Oct 3, 2014	Jul 4, 2014	Apr 4, 2014	Jan 3, 2014	Oct 4, 2013	Jul 5, 2013	Mar 29, 2013
Revenue	$ 131,126	$ 143,612	$ 147,761	$ 140,056	$ 145,993	$ 152,644	$ 144,834	$ 131,724
Gross profit	78,193	83,849	85,808	78,905	81,145	84,636	79,893	70,933
Net income (loss)	17,274	13,887	13,646	10,005	7,508	(8,178)	1,002	2,522
Income (loss) per share (basic):	0.13	0.11	0.11	0.08	0.06	(0.06)	0.01	0.02
Income (loss) per share (diluted):	0.13	0.10	0.10	0.08	0.06	(0.06)	0.01	0.02

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of company assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), both frameworks provide principles-based guidance for designing and implementing effective internal controls. As of January 2, 2015, the Company continues to utilize the 1992 Framework. Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined based on our business no material gaps exist in internal control.

Management assessed our internal control over financial reporting as of January 2, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring by our management and Internal Audit organizations.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Furthermore, management has concluded that no change in internal control over financial reporting occurred during Intersil’s fourth quarter ended January 2, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of January 2, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following individuals served on our Board of Directors as of January 2, 2015:

Robert W. Conn;  James V. Diller;  Mercedes Johnson; Sohail Khan;  Gregory Lang;  Donald Macleod; Forrest Norrod; Jan Peeters;   Necip Sayiner; and James A. Urry.  The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption, “Election of Directors (Item 1 on Proxy Ballot)” in the definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act and is hereby specifically incorporated herein by reference thereto.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of January 2, 2015 were as follows:

Necip Sayiner; Richard Crowley; Gerald J. Edwards; Roger Wendelken; and Thomas C. Tokos. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear under the caption “Executive Officers and Key Employees” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

Item 11.Executive Compensation.

The information required under this item will appear under the captions “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will appear under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Potential Payments Upon Termination or Change-in-Control Benefits” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will appear under the caption “Corporate Governance” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Item 14.Principal Accounting Fees and Services.

The information required under this item will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Ratification of Appointment of Independent Registered Public Accounting Firm” (Item 2 on Proxy Ballot), “Audit and Other Fees Paid to KPMG LLP” ” in the definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.
(b)	Financial Statement Schedules.

SCHEDULE II

Valuation and Qualifying Accounts
(in thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction from Allowances	Balance as of End of Period
Allowance for uncollectible accounts
2014	$ 526	$ 210	$ (733)	$ -	$ 3
2013	$ 26	$ 1,319	$ (819)	$ -	$ 526
2012	$ 168	$ (142)	$ -	$ -	$ 26

Sales returns and allowances
2014	$ 13,754	$ 101,321	$ -	$ (101,788)	$ 13,287
2013	$ 14,865	$ 86,520	$ (599)	$ (87,032)	$ 13,754
2012	$ 14,471	$ 96,463	$ 271	$ (96,340)	$ 14,865

The additions charged to costs and expenses are classified as reduction of revenue for the allowance for uncollectible accounts and sales returns and allowances.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K/A, filed November 12, 2014)

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).

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

10.4

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan, effective May 6, 2014 (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Form DEFR14A, filed March 28, 2014).

10.5	Intersil Corporation Employee Stock Purchase Plan (as amended May 6, 2014), (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Form DEFR14A, filed March 28, 2014).

10.6	Intersil Corporation Executive Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Form DEFR14A, filed March 28, 2014).

10.7

Indemnity Agreement between Forrest Norrod and Intersil Corporation effective as of October 27, 2014 (incorporated by reference to the standard Indemnity Agreement on Exhibit 99.2 to the Current Report on Form 8-K filed on October 28, 2014).

10.8

Indemnity Agreement between Sohail Khan and Intersil Corporation effective as of October 27, 2014 (incorporated by reference to the standard Indemnity Agreement on Exhibit 99.2 to the Current Report on Form 8-K filed on October 28, 2014).

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
Necip Sayiner President & Chief Executive Officer February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Necip Sayiner	President, Chief Executive Officer and	February 12, 2015
	Necip Sayiner	Director (principal executive officer)

By:	/s/ Richard Crowley	Chief Financial Officer (principal financial	February 12, 2015
	Richard Crowley	and accounting officer)

By:	/s/ Donald Macleod	Chairman of the Board of Directors	February 12, 2015
Donald Macleod

By:	/s/ Robert W. Conn	Director	February 12, 2015
Robert W. Conn

By:	/s/ James V. Diller	Director	February 12, 2015
James V. Diller

By:	/s/ Mercedes Johnson	Director	February 12, 2015
Mercedes Johnson

By:	/s/ Sohail Khan	Director	February 12, 2015
Sohail Khan

By:	/s/ Gregory Lang	Director	February 12, 2015
Gregory Lang

By:	/s/ Forrest Norrod	Director	February 12, 2015
Forrest Norrod

By:	/s/ Jan Peeters	Director	February 12, 2015
Jan Peeters

By:	/s/ James A. Urry	Director	February 12, 2015
James A. Urry