Form 10-Q
period 2015-04-03
INTERSIL CORP/DE
filed 2015-05-01
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes               ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 27, 2015:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	131,829,059

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	April 3, 2015	April 4, 2014
	(in thousands, except share and per share data)
Revenue	$134,153	$140,056
Cost of revenue	53,827	61,151
Gross profit	80,326	78,905

Operating costs and expenses:
Research and development	32,017	31,799
Selling, general and administrative	25,453	22,767
Amortization of purchased intangibles	5,561	5,561
Provision for export compliance settlement	-	4,000
Provision for TAOS litigation	81,100	-
Operating (loss) income	(63,805)	14,778
Interest expense and other	(257)	(488)
Gain on investments, net	773	364
(Loss) income before taxes	(63,289)	14,654
Income tax expense	5,535	4,649
Net (loss) income	$(68,824)	$10,005

(Loss) earnings per share
Basic	$(0.53)	$0.08
Diluted	$(0.53)	$0.08

Cash dividends declared per common share	0.12	0.12

Weighted average common shares outstanding:
Basic	130,513	127,819
Diluted	130,513	129,389

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Quarter Ended
	April 3, 2015	April 4, 2014

	(in thousands)
Net (loss) income	$(68,824)	$10,005
Currency translation adjustments	(1,008)	(45)
Comprehensive (loss) income	$(69,832)	$9,960

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2015	January 2, 2015
Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$220,900	$211,216
Trade receivables, net of allowances ($15,533 as of April 3, 2015 and $13,218 as of January 2, 2015)	51,236	55,585
Inventories	77,798	73,770
Prepaid expenses and other current assets	14,301	9,779
Income taxes receivable	1,129	1,162
Deferred income tax assets	20,615	20,433
Total Current Assets	385,979	371,945
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($263,382 as of April 3, 2015 and $260,403 as of January 2, 2015)	73,073	72,272
Purchased intangibles, net of accumulated amortization ($105,061 as of April 3, 2015 and $99,500 as of January 2, 2015)	28,839	34,400
Goodwill	565,424	565,424
Deferred income tax assets	38,779	39,334
Other	71,297	70,885
Total Non-current Assets	777,412	782,315
Total Assets	$1,163,391	$1,154,260
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$22,544	$26,246
Accrued compensation	39,766	40,854
Deferred income	13,442	11,631
Provision for TAOS litigation	79,470	-
Other accrued expenses and liabilities	28,756	23,993
Income taxes payable	5,764	2,790
Total Current Liabilities	189,742	105,514
Non-current liabilities:
Income taxes payable	60,661	59,745
Other non-current liabilities	6,496	7,453
Total Non-current Liabilities	67,157	67,198
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 131,729,922 shares issued and outstanding as of April 3, 2015 and 130,216,901 shares issued and outstanding as of January 2, 2015	1,312	1,302
Additional paid-in capital	1,586,198	1,591,432
Accumulated deficit	(680,947)	(612,123)
Accumulated other comprehensive (loss) income	(71)	937
Total Shareholders' Equity	906,492	981,548
Total Liabilities and Shareholders' Equity	$1,163,391	$1,154,260

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 3, 2015	April 4, 2014

	(in thousands)
Operating Activities
Net (loss) income	$(68,824)	$10,005
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	4,486	4,810
Amortization of intangibles	5,561	5,561
Equity-based compensation	5,756	3,710
Deferred income taxes	373	22,985
Excess tax benefit received on exercise of stock options	(468)	(316)
Gain on disposal of property and equipment, net	(3)	-
Gain on investments	(588)	(269)
Changes in operating assets and liabilities:
Trade receivables	4,349	(3,364)
Inventories	(4,028)	531
Prepaid expenses and other current assets	(4,521)	374
Trade payables and accrued liabilities	786	(1,719)
Deferred income	1,811	(1,888)
Provision for TAOS litigation	79,470	-
Income taxes	3,922	(21,838)
Other noncurrent assets	(1,287)	(725)
Net cash flows provided by operating activities	26,795	17,857

Investing Activities
Proceeds from long-term investments	588	268
Purchase of property, plant and equipment	(4,990)	(784)
Net cash flows used in investing activities	(4,402)	(516)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	4,355	488
Dividends paid	(15,697)	(15,371)
Net cash flows used in financing activities	(11,342)	(14,883)
Effect of exchange rates on cash and cash equivalents	(1,367)	91
Net change in cash and cash equivalents	9,684	2,549
Cash and cash equivalents at the beginning of the period	211,216	194,787
Cash and cash equivalents at the end of the period	$220,900	$197,336

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) is a leading provider of innovative power management and precision analog solutions. Our products address some of the largest markets within the industrial and infrastructure, consumer and computing, and high-end consumer markets.

In our opinion, these interim unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 2, 2015 condensed consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

We utilize a 52/53 week fiscal year, ending on the nearest Friday to December 31. The next 53 week period will be in the second quarter of our fiscal year 2018. Quarterly or annual periods vary from exact calendar quarters or years.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be effective for Intersil for the fiscal year after December 15, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of April 3, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,013	$686	$10,327
Total assets measured at fair value	$11,013	$686	$10,327

	Fair value as of January 2, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,144	$353	$10,791
Total assets measured at fair value	$11,144	$353	$10,791

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the quarters ended April 3, 2015 and April 4, 2014.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	April 3, 2015	January 2, 2015
Finished products	$27,141	$22,758
Work in process	46,505	47,083
Raw materials	4,152	3,929
Total inventories	$77,798	$73,770

Note 4 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fiscal fourth quarter or if indicators of impairment exist, in interim periods. Factors that could trigger a goodwill impairment review include adverse legal factors, adverse changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. During our fiscal quarter ended April 3, 2015, we made certain organizational changes which resulted in a reorganization from four reporting units – specialty, mobile, precision, and industrial & infrastructure – into three reporting units – mobile, precision, and industrial & infrastructure.  As a result of this reorganization, we performed a fair value analysis immediately prior to the reallocation. In addition, we reallocated our existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. Based on our analyses, no impairment was indicated, and consequently, there was no change in the consolidated carrying value of goodwill during the fiscal quarter ended April 3, 2015.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of four to seven years (in thousands).

	As of April 3, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$89,700	$44,200	$133,900
Accumulated amortization	70,206	34,855	105,061
Purchased intangibles, net	$19,494	$9,345	$28,839

	As of January 2, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$89,700	$44,200	$133,900
Accumulated amortization	66,654	32,846	99,500
Purchased intangibles, net	$23,046	$11,354	$34,400

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2015	$11,157
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,915
Total expected amortization expense	$28,839

Note 5 — Restructuring and Related Costs

Our restructuring plans have been described in prior period filings. During the quarter ended April 3, 2015 no new restructuring plans were initiated.

The restructuring and related costs balance as of the period ended April 3, 2015 primarily relates to the July 2013 plan. The balance outstanding was $0.7 million as of April 3, 2015 and January 2, 2015, respectively, and is included in “Other accrued expenses and liabilities” on the unaudited condensed consolidated balance sheet.

Note 6 — Income Taxes

Income tax expense was $5.5 million, an effective tax rate of negative 8.74%, for the quarter ended April 3, 2015 compared to an income tax expense of $4.6 million, an effective tax rate of 32.12%, for the quarter ended April 4, 2014.

The effective tax rate is negative for the fiscal quarter ended April 3, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $79.5 million accrual recorded for the TAOS litigation is being treated as an unusual and discrete item for the quarter, for which the future tax benefit is $1.2 million, and the loss was allocated primarily to our Malaysian operations.

The effective tax rate differs from the 35% statutory corporate tax rate primary due to (losses) income in foreign jurisdictions, primarily in Malaysia, with lower statutory tax rates and permanent non-deductible items, such as equity based compensation associated with our cost sharing arrangement.

We have various uncertain tax positions and have estimated an ultimate resolution of those positions.  The table below summarizes activity in gross unrecognized tax benefits (“UTBs”) (in thousands):

Beginning balance (includes $7,538 of interest and penalties)	$78,206
Increases related to current year tax positions	0
Increases related to prior year tax positions	289
Settlements with tax authorities	(500)
Ending balance (includes $7,844 of interest and penalties)	$77,995

The increases related to prior year tax positions were primarily due to accrued interest on the UTBs. The settlements are primarily related to tax and interest paid on the amended state income tax returns filed due to the 2008 -2011 IRS audit adjustments.

We believe events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	Completion of examinations by the U.S. or foreign tax authorities; or
•	Expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.  We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory, tax holiday arrangements and judicial developments in the countries in which we do business.  We believe it is reasonably possible that we may recognize $20 million of our existing unrecognized tax benefits (net of prepaid taxes) within the next 12 months as a result of the lapse of statutes of limitations or the resolution of agreements with domestic and various foreign tax authorities.

Additional Paid in Capital (“APIC”) Pool—The APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available APIC pool from prior years, we record the excess as income tax expense in our unaudited condensed consolidated statements of operations.  During the quarter ended April 3, 2015, we recognized $0.7 million of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations. During the quarter ended April 4, 2014, we recognized $0.4 million of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations.

Note 7 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. We did not have any outstanding borrowings against the Facility as of April 3, 2015 or January 2, 2015.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.3 million and $1.4 million as of April 3, 2015 and January 2, 2015, respectively. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Dividends —In January 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in cash dividends of $15.7 million on February 27, 2015, to shareholders of record as of the close of business on February 17, 2015.   During April 2015, our Board of Directors declared a dividend of $0.12 per share of common stock to be paid on May 29, 2015, to shareholders of record as of the close of business on May 19, 2015.

Class A Common Stock — Share activity for Class A common stock since January 2, 2015 (in thousands, except per share amounts):

Beginning balance as of January 2, 2015	130,217
Shares issued under stock plans, net of shares withheld for taxes	1,513
Ending balance as of April 3, 2015	131,730
Dividends paid per share	$0.12

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Quarter Ended
	April 3, 2015	April 4, 2014
Awards	$14.84	$13.36

Equity-based Compensation Summary — The following table presents information about Options and Awards as of April 3, 2015 and activity for the quarter ended April 3, 2015:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 2, 2015	5,383	$12.65	2.9	5,251	$91,358	$30,454
Granted (1)	-	-	-	1,736
Exercised (2)	(470)	12.31	3.3	(1,175)
Canceled	(248)	20.97	2.1	(349)
Outstanding as of April 3, 2015	4,665	$12.24	2.7	5,463	$88,994	$53,450

As of April 3, 2015:
Exercisable/vested (2)	4,474	$12.26	2.6	86	$11,759
Vested and expected to vest	4,665	$12.24	2.7	3,905	$66,752

(1) Grants include 360,153 MSU Awards issued in fiscal 2015.

(2)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of April 3, 2015 were 86 thousand shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Quarter Ended
	April 3, 2015	April 4, 2014

Shares issued under the employee stock purchase plan	265	256
Aggregate intrinsic value of stock options exercised	$1,458	$235

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended
	April 3, 2015	April 4, 2014
By statement of operations line item
Cost of revenue	$392	$319
Research and development	$2,751	$1,955
Selling, general and administrative	$2,613	$1,436
By stock type
Stock options	$378	$426
Restricted and deferred stock awards	$5,064	$3,043
Employee stock purchase plan	$314	$241

Market and Performance-based Grants — As of April 3, 2015, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	As of April 3, 2015
	Options	Awards
	(in thousands)
Performance and market-based units outstanding	368	1,537
Maximum shares that could be issued assuming the highest level of performance	551	3,227
Performance and market-based shares expected to vest	208	2,068
Amount to be recognized as compensation cost over the performance period	1,614	15,770

Note 10 — (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter Ended
	April 3, 2015	April 4, 2014
Numerator:
Net (loss) income to common shareholders	$(68,824)	$10,005
Denominator:
Denominator for basic (loss) earnings per share—weighted average common shares	130,513	127,819
Effect of stock options and awards	-	1,570
Denominator for diluted (loss) earnings per share—adjusted weighted average common shares	130,513	129,389
Earnings per share:
Basic	$(0.53)	$0.08
Diluted	$(0.53)	$0.08
Anti-dilutive shares not included in the above calculations:
Awards	5,912	1,775
Options	4,034	4,230

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Legal Matters — Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015 a federal jury found in TAOS’ favor on each of the four claims.  The jury also recommended to the trial judge that Intersil pay $48.7 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim which TAOS has elected along with $74 thousand in damages for patent infringement. After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-trial interest on the jury award and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We intend to vigorously oppose each of these motions and believe that there are good grounds for overturning the jury verdict through post-trial motions and, if necessary, appeals to the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the quarter we incurred $1.6 million of legal costs, as such the accrual outstanding as of April 3, 2015 was $79.5 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

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

We do not believe, based on currently available facts and circumstances, that the ultimate outcome of these matters, individually and in the aggregate will have a material adverse effect on our financial position or overall trends in results of our operations in excess of amounts already accrued. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of substantial monetary damages or issuance of an injunction prohibiting us from selling one or more products. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.

Please reference our 2014 Annual Report on Form 10-K filed with the SEC on February 12, 2015 for additional details and other legal matters.

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

Overview

We design and develop innovative power management and precision analog integrated circuits (ICs).  We are a supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer and industrial markets. We supply a full range of power IC solutions including battery management, computing power, display power, regulators and controllers and power modules; as well as precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics and interface products.  As a major supplier to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the quarter ended April 3, 2015 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be effective for Intersil for the fiscal year after December 15, 2017.   We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Results of Operations

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods (dollars are in thousands):

	Quarter Ended
	April 3, 2015		April 4, 2014
Revenue	$134,153	100.0%	$140,056	100.0%
Cost of revenue	53,827	40.1%	61,151	43.7%
Gross profit	80,326	59.9	78,905	56.3
Operating costs and expenses:
Research and development	32,017	23.9%	31,799	22.7%
Selling, general and administrative	25,453	19.0%	22,767	16.2%
Amortization of purchased intangibles	5,561	4.1%	5,561	4.0%
Provision for export compliance settlement	-	-%	4,000	2.9%
Provision for TAOS litigation	81,100	60.5%	-	-%
Operating (loss) income	(63,805)	(47.6)%	14,778	10.5%
Interest expense and other	(257)	(0.2)%	(488)	(0.4)%
Gain on investments, net	773	0.6%	364	0.3%
(Loss) income before taxes	(63,289)	(47.2)%	14,654	10.4%
Income tax expense	5,535	4.1%	4,649	3.3%
Net (loss) income	$(68,824)	(51.3)%	$10,005	7.1%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter Ended
	April 3, 2015		April 4, 2014

Industrial & infrastructure	$90,674	67.6%	$87,388	62.4%
Consumer & computing	43,479	32.4	52,668	37.6
Total	$134,153	100.0%	$140,056	100.0%

Revenue decreased $5.9 million or 4.2% to $134.2 million during the quarter ended April 3, 2015 from $140.1 million during the quarter ended April 4, 2014.  Revenue from the industrial and infrastructure end market increased by 3.8% compared to the quarter ended April 4, 2014, while revenue from the consumer and computing end market decreased by 17.4%, which was impacted by overall weakness in computing products and lower sales of certain low-margin consumer products which were deemphasized.

On a sequential basis, we expect revenue from our industrial and infrastructure end market to be flat in the second quarter of 2015 while revenue from the consumer and computing end market is expected to increase modestly as our new consumer products ramp.

In aggregate, lower overall unit demand in the quarter ended April 3, 2015, decreased revenue by $13.4 million from the quarter ended April 4, 2014, which was offset by a favorable impact from changes in average selling prices (“ASPs”) and product mix of $7.5 million.

Geographical revenue ($ in thousands and % of revenue):

	April 3, 2015		April 4, 2014
Asia	$96,411	71.9%	$103,128	73.6%
North America	25,442	19.0	25,604	18.3
Europe and other	12,300	9.1	11,324	8.1
Total	$134,153	100.0%	$140,056	100.0%

Two distributors that support a wide range of customers around the world accounted for 22.0% and 8.6% of our revenue during the quarter ended April 3, 2015, compared to two distributors that accounted for 17.7% and 13.4% of our revenue during the quarter ended April 4, 2014.  Two original design manufacturers accounted for 7.8% and 2.7% of our revenue for the quarter ended April 3, 2015, compared to 7.4% and 4.4% of revenue during the quarter ended April 4, 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.  As a percentage of sales, gross margin was 59.9% during the quarter ended April 3, 2015 compared to 56.3% during the quarter ended April 4, 2014.  The increase in gross margin was primarily due to a change in the mix of products sold.

 Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses remained flat at $32.0 million during the quarter ended April 3, 2015, compared to $31.8 million during the quarter ended April 4, 2014.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses increased $2.7 million or 11.8% to $25.5 million during the quarter ended April 3, 2015 from $22.8 million during the quarter ended April 4, 2014.  The increase is primarily due to higher equity-based compensation recorded quarter ended April 3, 2015.

Amortization of Purchased Intangibles

Amortization of purchased intangibles remained flat at $5.6 million during the quarters ended April 3, 2015 and April 4, 2014.

Provision for TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015 a federal jury found in TAOS’ favor on each of the four claims.  The jury also recommended to the trial judge that Intersil pay $48.7 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim which TAOS has elected along with $74 thousand in damages for patent infringement. After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-trial interest on the jury award and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We intend to vigorously oppose each of these motions and believe that there are good grounds for overturning the jury verdict through post-trial motions and, if necessary, appeals to the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the quarter we incurred $1.6 million of legal costs, as such the accrual outstanding as of April 3, 2015 was $79.5 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Provision for export compliance settlement

We recorded a provision of $4.0 million during fiscal 2014 related to alleged violations associated with ITAR proceedings.    Please reference our 2014 Annual Report on Form 10-K filed with the SEC on February 12, 2015 for additional details and other legal matters.

Interest expense and other

Interest expense and other during the quarter ended April 3, 2015 was $0.3 million compared to $0.5 million during the quarter ended April 4, 2014.

Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $11.0 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan asset(s) are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation assets are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended April 3, 2015, we recorded a gain of $0.2 million on deferred compensation investments and a $0.6 million gain on the recovery of auction rate securities that had previously been written off.

Income Taxes

Income tax expense was $5.5 million, an effective tax rate of negative 8.74%, for the quarter ended April 3, 2015 compared to an income tax expense of $4.6 million, an effective tax rate of 32.12%, for the quarter ended April 4, 2014.

The effective tax rate is negative for the fiscal quarter ended April 3, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.   The $79.5 million accrual recorded for the TAOS litigation is being treated as an unusual and discrete item for the quarter, for which the future tax benefit is $1.2 million, and the loss was allocated primarily to our Malaysian operations.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the United States and foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to retain this holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia. Absent such tax incentives, the corporate income tax rate in Malaysia that would otherwise apply to us would be 25%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure. Any such modified structure may not be as beneficial as the benefits provided under the present tax concession arrangement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of April 3, 2015, we had $13.4 million of open purchase orders for inventory from suppliers. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of April 3, 2015, our total shareholders’ equity was $906.5 million and we had $220.9 million in cash and cash equivalents.

As of April 3, 2015, $164.3 million of our cash and cash equivalents and short-term investments was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. As of April 3, 2015, $112.9 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations increased by $8.9 million to $26.8 million during the quarter ended April 3, 2015, compared to $17.9 million during the quarter ended April 4, 2014. During the quarter ended April 3, 2015, net loss of $68.8 million was offset mainly by an increase in operating assets and liabilities of $80.5 million and depreciation and amortization of $10.1 million. The increase in in operating assets and liabilities during the quarter ended April 3, 2015 was primarily due to the following:

•

Provision for TAOS litigation increased as accruals related to TAOS litigation amounted to $79.5 million at the end of the quarter. Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion;

•	Trade receivables decreased by $4.3 million mainly due to lower revenue and improvements in collections;
•	Inventories increased by $4.0 million due to build ahead of certain products for anticipated demand in the remainder of the year;
•	Prepaid expenses and other current assets increased primarily due to advance tax deposits related to employee equity- based awards that vested during the quarter.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

For the quarter ended April 3, 2015, our cash flows used in investing activities increased by $3.9 million to $4.4 million, compared to net cash used in investing activities of $0.5 million during the quarter ended April 4, 2014.  The cash outflows were primarily due to increased capital expenditures.  Capital expenditures were primarily focused on test and fab equipment.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan and exercise of employee stock options.

For the quarter ended April 3, 2015, our cash flows used in financing activities decreased by $3.6 million to $11.3 million, compared to net cash used in financing activities of $14.9 million during the quarter ended April 3, 2015.  The decrease was primarily due to the cash inflow from the net proceeds from equity-based awards.

Dividends on Common Stock

In April 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends on May 29, 2015, to shareholders of record as of the close of business on May 19, 2015.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2014 Annual Report on Form 10-K filed with the SEC on February 12, 2015.

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of April 3, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, filed with the SEC on February 12, 2015, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 8-K, filed March 31, 2015).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

10.1	Intersil Corporation 2008 Equity Compensation Plan Performance-Based Deferred Market Stock Unit (MSU) Award Terms and Conditions.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Date: May 1, 2015