Form 10-Q
period 2015-07-03
INTERSIL CORP/DE
filed 2015-07-31
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes               ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 27, 2015:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	132,117,579

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Two Quarters Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
	(in thousands, except share and per share data)
Revenue	$132,441	$147,761	$266,594	$287,817
Cost of revenue	53,948	61,953	107,775	123,104
Gross profit	78,493	85,808	158,819	164,713

Operating costs and expenses:
Research and development	33,098	32,491	65,115	64,290
Selling, general and administrative	25,194	27,076	50,647	49,843
Amortization of purchased intangibles	4,026	5,560	9,587	11,121
Provision for export compliance settlement	-	-	-	4,000
Provision for TAOS litigation	-	-	81,100	-
Operating income (loss)	16,175	20,681	(47,630)	35,459
Interest expense and other	(503)	(384)	(760)	(872)
(Loss) gain on investments, net	(71)	495	702	859
Income (loss) before taxes	15,601	20,792	(47,688)	35,446
Income tax (benefit) expense	(22,123)	7,146	(16,588)	11,794
Net income (loss)	$37,724	$13,646	$(31,100)	$23,652

Earnings (loss) per share
Basic	$0.29	$0.11	$(0.24)	$0.18
Diluted	$0.28	$0.10	$(0.24)	$0.18

Cash dividends declared per common share	0.12	0.12	0.24	0.24

Weighted average common shares outstanding:
Basic	131,916	129,020	131,214	128,420
Diluted	132,823	132,214	131,214	130,524

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended		Two Quarters Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014

	(in thousands)		(in thousands)
Net income (loss)	$37,724	$13,646	$(31,100)	$23,652
Currency translation adjustments	201	146	(808)	101
Comprehensive income (loss)	$37,925	$13,792	$(31,908)	$23,753

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2015	January 2, 2015
Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$224,962	$211,216
Trade receivables, net of allowances ($16,811 as of July 3, 2015 and $13,218 as of January 2, 2015)	55,972	55,585
Inventories	71,816	73,770
Prepaid expenses and other current assets	6,563	9,779
Income taxes receivable	1,073	1,162
Deferred income tax assets	20,724	20,433
Total Current Assets	381,110	371,945
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($266,254 as of July 3, 2015 and $260,403 as of January 2, 2015)	74,224	72,272
Purchased intangibles, net of accumulated amortization ($69,187 as of July 3, 2015 and $99,500 as of January 2, 2015)	24,813	34,400
Goodwill	565,424	565,424
Deferred income tax assets	44,493	39,334
Other non-current assets	33,574	70,885
Total Non-current Assets	742,528	782,315
Total Assets	$1,123,638	$1,154,260
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$23,419	$26,246
Accrued compensation	31,991	34,083
Other accrued expenses and liabilities	21,077	23,993
Deferred income	15,992	11,631
Income taxes payable	1,761	2,790
Provision for TAOS litigation	79,017	-
Total Current Liabilities	173,257	98,743
Non-current liabilities:
Income taxes payable	2,944	59,745
Other non-current liabilities	12,244	14,224
Total Non-current Liabilities	15,188	73,969
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 132,103,716 shares issued and outstanding as of July 3, 2015 and 130,216,901 shares issued and outstanding as of January 2, 2015	1,315	1,302
Additional paid-in capital	1,576,972	1,591,432
Accumulated deficit	(643,223)	(612,123)
Accumulated other comprehensive (loss) income	129	937
Total Shareholders' Equity	935,193	981,548
Total Liabilities and Shareholders' Equity	$1,123,638	$1,154,260

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Two Quarters Ended
	July 3, 2015	July 4, 2014

	(in thousands)
Operating Activities
Net (loss) income	$(31,100)	$23,652
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	8,093	9,595
Amortization of intangibles	9,587	11,121
Equity-based compensation	12,445	9,294
Deferred income taxes	(5,450)	24,560
Excess tax benefit received on exercise of stock options	(550)	(371)
Gain on disposal of property and equipment, net	15	-
Gain on investments	(588)	(269)
Changes in operating assets and liabilities:
Trade receivables	(387)	(9,655)
Inventories	1,955	(2,669)
Prepaid expenses and other current assets	3,217	(214)
Trade payables and accrued liabilities	(7,407)	(5,690)
Deferred income	4,800	(971)
Provision for TAOS litigation	79,017	-
Income taxes	(57,743)	(25,702)
Other noncurrent assets	35,117	(1,618)
Net cash flows provided by operating activities	51,021	31,063

Investing Activities
Proceeds from long-term investments	588	268
Purchase of property, plant and equipment	(9,987)	(2,850)
Net cash flows used in investing activities	(9,399)	(2,582)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	6,206	9,445
Dividends paid	(32,893)	(31,591)
Net cash flows used in financing activities	(26,687)	(22,146)
Effect of exchange rates on cash and cash equivalents	(1,189)	119
Net change in cash and cash equivalents	13,746	6,454
Cash and cash equivalents at the beginning of the period	211,216	194,787
Cash and cash equivalents at the end of the period	$224,962	$201,241

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us” or “our”) is a leading provider of innovative power management and precision analog solutions. Our products address some of the largest markets within the industrial and infrastructure,  and consumer and computing end markets.

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

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be mandatory for Intersil for the fiscal year after December 15, 2018.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of July 3, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$10,769	$887	$9,882
Total assets measured at fair value	$10,769	$887	$9,882

	Fair value as of January 2, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,144	$353	$10,791
Total assets measured at fair value	$11,144	$353	$10,791

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the two quarters ended July 3, 2015 and July 4, 2014.

Note 3 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	July 3, 2015	January 2, 2015
Finished products	$24,019	$22,758
Work in process	42,464	47,083
Raw materials	5,333	3,929
Total inventories	$71,816	$73,770

Note 4 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fiscal fourth quarter or if indicators of impairment exist, in interim periods. Factors that could trigger a goodwill impairment review include adverse legal factors, adverse changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans and declines in market capitalization below equity book value. During our fiscal quarter ended April 3, 2015, we made certain organizational changes which resulted in a reorganization from four reporting units – specialty, mobile, precision, and industrial & infrastructure – into three reporting units – mobile, precision, and industrial & infrastructure.  As a result of this reorganization, we performed a fair value analysis immediately prior to the reallocation. In addition, we reallocated our existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. Based on our analyses, no impairment was indicated, and consequently, there was no change in the consolidated carrying value of goodwill during the fiscal quarter ended April 3, 2015.  There were not any impairment triggers noted during the second quarter ended July 3, 2015.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of four to seven years (in thousands).  No trigger requiring a goodwill impairment review was noted during the fiscal quarter ended July 3, 2015.

	As of July 3, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$49,800	$44,200	$94,000
Accumulated amortization	32,322	36,865	69,187
Purchased intangibles, net	$17,478	$7,335	$24,813

	As of January 2, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$89,700	$44,200	$133,900
Accumulated amortization	66,654	32,846	99,500
Purchased intangibles, net	$23,046	$11,354	$34,400

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2015 (remaining 6 months)	$7,131
Fiscal year 2016	9,010
Fiscal year 2017	6,757
Fiscal year 2018	1,915
Total expected amortization expense	$24,813

Note 5 — Income Taxes

Our income tax expense and effective tax rate for the quarter ended July 3, 2015 was a benefit of $22.1 million and negative 142%, respectively, compared to an income tax expense of $7.1 million and an effective tax rate of 34%, respectively, for the quarter ended July 4, 2014.  The effective tax rate for the quarter ended July 3, 2015 quarter was negative primarily due to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the quarter. This uncertain tax position is related to certain intercompany transfers of assets in fiscal 2010.

Our income tax expense and effective tax rate for the two quarters ended July 3, 2015 was a benefit of $16.6 million and a negative 35%, respectively, compared to an income tax expense of $11.8 million and an effective tax rate of 33%, respectively, for the two quarters ended July 4, 2014. The $16.6 million tax benefit for the two quarters ended July 3, 2015 includes the impact of the following:

•

a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position related to intercompany transfers of assets in 2010. This net benefit is comprised of a tax benefit of $69.5 million offset by a deferred tax expense of $41.8 million;

•	a $1.2 million accrual for a tax benefit related to the TAOS litigation costs of $81.1 million that was allocated primarily to our Malaysian operations.

The effective tax rate differs from the 35% statutory corporate tax rate primarily due to income in foreign jurisdictions, primarily in our subsidiary in Malaysia, with lower statutory tax rates and permanent non-deductible items, such as equity-based compensation associated with our cost-sharing arrangement with our subsidiary in Malaysia.

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

The table below summarizes activity in gross unrecognized tax benefits (“UTBs”) for the two quarters ended July 3, 2015 (in thousands):

Beginning balance (includes $7,538 of interest and penalties)	$78,206
Decreases related to prior year tax positions	(69,744)
Settlements with tax authorities	(591)
Ending balance (includes $212 of interest and penalties)	$7,871

The decreases related to prior year tax positions were primarily due to expiration of statutes of limitations in the United States and various state jurisdictions.  The settlements are primarily related to tax and interest paid on the amended state income tax returns filed due to the 2008 -2011 IRS audit adjustments.

We believe events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	Completion of examinations by the U.S. or foreign tax authorities; or
•	Expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.  We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory, tax holiday arrangements and judicial developments in the countries in which we do business.  We believe it is reasonably possible that we may recognize $2.9 million of our existing UTBs (net of prepaid taxes) within the next 12 months as a result of the lapse of statutes of limitations or the resolution of agreements with domestic and various foreign tax authorities.

Additional Paid in Capital (“APIC”) Pool—The APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available APIC pool from prior years, we record the excess as income tax expense in our unaudited condensed consolidated statements of operations.  During the quarter ended July 3, 2015, tax expense resulting from tax deficiencies related to equity based compensation was not material. During the two quarters ended July 3, 2015, we recognized $0.7 million of income tax expense resulting from tax deficiencies related to equity based compensation in our unaudited condensed consolidated statements of operations. During the quarter and two quarters ended July 4, 2014, we recognized $0.6 million and $1.0 million, respectively, of income tax expense resulting from tax deficiencies related to equity based compensation in our unaudited condensed consolidated statements of operations.

Note 6 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. We did not have any outstanding borrowings against the Facility as of July 3, 2015 or January 2, 2015.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.3 million and $1.4 million as of July 3, 2015 and January 2, 2015, respectively. The standby letters of credit are secured by pledged deposits.

Note 7 — Common Stock and Dividends

Dividends —In April 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in cash dividends of $15.8 million on May 29, 2015, to shareholders of record as of the close of business on May  19, 2015.   During July 2015, our Board of Directors declared a dividend of $0.12 per share of common stock and shall be payable on or about August 28, 2015,  to shareholders of record as of the close of business on August 18, 2015.

Class A Common Stock — Share activity for Class A common stock since January 2, 2015 (in thousands, except per share amounts):

Beginning balance as of January 2, 2015	130,217
Shares issued under stock plans, net of shares withheld for taxes	1,887
Ending balance as of July 3, 2015	132,104

Note 8 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Two Quarters Ended
	July 3, 2015	July 4, 2014
Awards	$14.82	$13.29

Equity-based Compensation Summary — The following table presents information about Options and Awards as of and activity for the two quarters ended July 3, 2015:

	Options			Awards	Aggregate information
	Shares	Weighted-average price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 2, 2015	5,383	$12.65	2.9	5,251	$91,358	$30,454
Granted (1)	-	-	-	1,841
Exercised (2)	(704)	12.02	3.0	(1,352)
Canceled	(410)	19.78	1.3	(435)
Outstanding as of July 3, 2015	4,269	$12.07	2.5	5,305	$68,968	$35,348

As of July 3, 2015:
Exercisable/vested (2)	4,115	$12.07	2.5	84	$5,025
Vested and expected to vest	4,269	$12.07	2.5	3,003	$40,816

(1) Grants include 360,153 MSU Awards issued in fiscal 2015.

(2)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of July  3, 2015 were 84 thousand shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Two Quarter Ended
	July 3, 2015	July 4, 2014

Shares issued under the employee stock purchase plan	265	256
Aggregate intrinsic value of stock options exercised	$1,458	$1,621

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended		Two Quarters Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
By statement of operations line item
Cost of revenue	$437	$394	$829	$713
Research and development	2,658	2,046	5,409	4,001
Selling, general and administrative	3,594	3,145	6,207	4,580
By stock type
Stock options	$105	$171	$483	$597
Restricted and deferred stock awards	6,299	5,166	11,363	8,209
Employee stock purchase plan	285	248	599	488

Market and Performance-based Grants — As of July 3, 2015, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	As of July 3, 2015
	Options	Awards
	(in thousands)
Performance and market-based units outstanding	367	1,393
Maximum shares that could be issued assuming the highest level of performance	551	2,588
Performance and market-based shares expected to vest	208	1,301
Amount to be recognized as compensation cost over the performance period	1,614	9,741

Note 9 —Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Numerator:
Net income (loss) to common shareholders	$37,724	$13,646	$(31,100)	$23,652
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	131,916	129,020	131,214	128,420
Effect of stock options and awards	907	3,194	-	2,104
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	132,823	132,214	131,214	130,524
Earnings (loss) per share:
Basic	$0.29	$0.11	$(0.24)	$0.18
Diluted	$0.28	$0.10	$(0.24)	$0.18
Anti-dilutive shares not included in the above calculations:
Awards	-	32	5,655	436
Options	1,111	1,449	812	2,428

Note 10 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 11 — Legal Matters and Indemnifications

Legal Matters — Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015 a federal jury found in TAOS’ favor on each of the four claims.  The jury also recommended to the trial judge that Intersil pay $48.7 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim which TAOS has elected along with $74 thousand in damages for patent infringement. After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-trial interest on the jury award and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We are vigorously opposing each of these motions.  We have filed motions for a new trial and a renewed motion for judgment as a matter of law, and we believe that there are good grounds for ordering a new trial or overturning the jury verdict through such motions.  If necessary, we will file an appeal with the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, during the two quarters ended July 3, 2015, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the two quarters we incurred $2.1 million of legal costs, and, as such, the accrual outstanding as of July 3, 2015 was $79.0 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

We are currently party to various claims and legal proceedings, including the one discussed above. When we believe that a loss is probable and the amount of the loss can be reasonably estimated, we recognize the estimated amount of the loss. We include legal costs in the estimate of losses. As additional information becomes available, we reassess any potential liability related to these matters and, if necessary, revise the estimates.

We do not believe, based on currently available facts and circumstances, that the ultimate outcome of these matters, individually and in the aggregate will have a material adverse effect on our financial position or overall trends in results of our operations in excess of amounts already accrued. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of substantial monetary damages or issuance of an injunction prohibiting us from selling one or more products. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.    Please reference our 2014 Annual Report on Form 10-K filed with the SEC for additional details and other legal matters.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the two quarters ended July 3, 2015 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be mandatory for Intersil for the fiscal year after December 15, 2018, and the interim periods within that fiscal year.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Results of Operations

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods (dollars are in thousands):

	Quarter Ended				Two Quarters Ended
	July 3, 2015		July 4, 2014		July 3, 2015		July 4, 2014
Revenue	$132,441	100.0%	$147,761	100.0%	$266,594	100.0%	$287,817	100.0%
Cost of revenue	53,948	40.7%	61,953	41.9%	107,775	40.4%	123,104	42.8%
Gross profit	78,493	59.3	85,808	58.1	158,819	59.6	164,713	57.2
Operating costs and expenses:
Research and development	33,098	25.0%	32,491	22.0%	65,115	24.4%	64,290	22.3%
Selling, general and administrative	25,194	19.0%	27,076	18.3%	50,647	19.0%	49,843	17.3%
Amortization of purchased intangibles	4,026	3.0%	5,560	3.8%	9,587	3.6%	11,121	3.9%
Provision for export compliance settlement	-	-%	-	-%	-	-%	4,000	1.4%
Provision for TAOS litigation	-	-%	-	-%	81,100	30.4%	-	-%
Operating income (loss)	16,175	12.3%	20,681	14.0%	(47,630)	(17.8)%	35,459	12.3%
Interest expense and other	(503)	(0.4)%	(384)	(0.3)%	(760)	(0.3)%	(872)	(0.3)%
(Loss) gain on investments, net	(71)	(0.1)%	495	0.3%	702	0.3%	859	0.3%
Income (loss) before taxes	15,601	11.8%	20,792	14.0%	(47,688)	(17.8)%	35,446	12.3%
Income tax (benefit) expense	(22,123)	(16.7)%	7,146	4.8%	(16,588)	(6.2)%	11,794	4.1%
Net income (loss)	$37,724	28.5%	$13,646	9.2%	$(31,100)	(11.6)%	$23,652	8.2%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter Ended				Two Quarters Ended
	July 3, 2015		July 4, 2014		July 3, 2015		July 4, 2014

Industrial & infrastructure	$87,906	66.4%	$94,805	64.2%	$178,580	67.0%	$182,193	63.3%
Consumer & computing	44,535	33.6	52,956	35.8	88,014	33.0	105,624	36.7
Total	$132,441	100.0%	$147,761	100.0%	$266,594	100.0%	$287,817	100.0%

Revenue decreased $15.3 million or 10.4% to $132.4 million during the quarter ended July 3, 2015 from $147.8 million during the quarter ended July 4, 2014.  Revenue from the industrial and infrastructure end market decreased by 7.4% compared to the quarter ended July 4, 2014, while revenue from the consumer and computing end market decreased by 15.8%.  In aggregate, lower overall unit demand and unfavorable impact from changes in average selling prices ("ASPs") in the quarter ended July 3, 2015, decreased revenue by $10.2 million and $5.1 million, respectively, as compared to the quarter ended July 4, 2014.

Revenue decreased $21.2 million or 7.4% to $266.6 million during the two quarters ended July 3, 2015 from $287.8 million during the two quarters ended July 4, 2014.  Revenue from the industrial and infrastructure end market and consumer and computing end market decreased by 2.0%  and 16.7%, respectively, compared to the two quarters ended July 4, 2014.  In aggregate, lower overall unit demand in the two quarters ended July 3, 2015 as compared to the two quarters ended July 4, 2014 decreased revenue by $23.7 million, which was offset by a favorable impact from changes in ASPs and product mix of $2.5 million.

Revenue during quarter and two quarters ended July 3, 2015 was impacted by overall weakness in computing products and lower sales of certain low-margin consumer products which were deemphasized as well as delays in new product roll-outs by certain original equipment manufacturers.

On a sequential basis, we expect revenue from our industrial and infrastructure end market to be down in the third quarter of 2015 due to broad based weakness in demand, while revenue from the consumer and computing end market is expected to increase modestly as our new consumer and computing products ramp.

Geographical revenue ($ in thousands and % of revenue):

	Quarter Ended				Two Quarters Ended
	July 3, 2015		July 4, 2014		July 3, 2015		July 4, 2014
Asia	$79,854	60.3%	$107,066	72.5%	$176,265	66.1%	$210,194	73.0%
North America	23,777	18.0	27,717	18.8	49,219	18.5	53,321	18.5
Europe and other	28,810	21.7	12,978	8.7	41,110	15.4	24,302	8.5
Total	$132,441	100.0%	$147,761	100.0%	$266,594	100.0%	$287,817	100.0%

Two distributors that support a wide range of customers around the world accounted for 19.6% and 7.1% of our revenue during the quarter ended July 3, 2015, compared to two distributors that accounted for 18.9% and 12.4% of our revenue during the quarter ended July 4, 2014.  One original design manufacturer accounted for 6.8% of our revenue for the quarter ended July 3, 2015, compared to 6.3% of revenue during the quarter ended July 4, 2014.

Two distributors that support a wide range of customers around the world accounted for 20.8% and 7.8% of our revenue during the two quarters ended July 3, 2015, compared to two distributors that accounted for 18.3% and 12.9% of our revenue during the two quarters ended July 4, 2014.  Two original design manufacturers accounted for 7.3% of our revenue for the two quarters ended July 3, 2015, compared to 6.8% of revenue during the two quarters ended July 4, 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.  As a percentage of revenue, gross margin was 59.3% during the quarter ended July 3, 2015 compared to 58.1% during the quarter ended July 4, 2014.  The increase in gross margin was primarily due to a change in the mix of products sold.    As a percentage of revenue, gross margin was 59.6% during the two quarters ended July 3, 2015 compared to 57.2% during the two quarters ended July 4, 2014.  The increase in gross margin was primarily due to a change in the mix of products sold.

 Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses increased by $0.6 million or 1.9% to $33.1 million during the quarter ended July 3, 2015, compared to $32.5 million during the quarter ended July 4, 2014.  The increase was primarily a result of an increase in equity-based compensation expense.

R&D expenses increased by $0.8 million or 1.3% to $65.1 million during the two quarters ended July 3, 2015, compared to $64.3 million during the two quarters ended July 4, 2014.  The increase was primarily a result of an increase in equity-based compensation expense, offset by a reduction in costs incurred on masks and wafers.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased by $1.9 million or 7.0% to $25.2 million during the quarter ended July 3, 2015 from $27.1 million during the quarter ended July 4, 2014.  The decrease was primarily a result of a reduction in legal expenses.

SG&A expenses increased by $0.8 million or 1.6% to $50.6 million during the two quarters ended July 3, 2015 from $49.8 million during the two quarters ended July 4, 2014.

The increase was primarily a result of an increase in equity-based compensation expense, offset by a reduction in legal expenses.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased to $4.0 million during the quarter ended July 3, 2015 from $5.6 million during the quarter ended July 4, 2014 and decreased to $9.6 million during the two quarters ended July 3, 2015 from $11.1 million during the two quarters ended July 4, 2014.  The decrease was a result of a certain intangible assets becoming fully amortized during the quarter ended July 3, 2015.

Provision for TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc. (“TAOS”) named Intersil as a defendant in a lawsuit filed on November 25, 2008, in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015 a federal jury found in TAOS’ favor on each of the four claims.  The jury also recommended to the trial judge that Intersil pay $48.7 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim which TAOS has elected along with $74 thousand in damages for patent infringement. After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-trial interest on the jury award and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We are vigorously opposing each of these motions.  We have filed motions for a new trial and a renewed motion for judgment as a matter of law, and we believe that there are good grounds for ordering a new trial or overturning the jury verdict through such motions.  If necessary, we will file an appeal with the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, during the two quarters ended July 3, 2015, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the two quarters we incurred $2.1 million of legal costs, and, as such, the accrual outstanding as of July 3, 2015 was $79.0 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Provision for export compliance settlement

We recorded a provision of $4.0 million during fiscal 2014 related to alleged violations associated with ITAR proceedings.    Please reference our 2014 Annual Report on Form 10-K filed with the SEC for additional details and other legal matters.

(Loss) Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $10.8 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan assets are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation liabilities are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended July 3, 2015, we recorded a loss of $0.1 million on deferred compensation investments.

During the two quarters ended July 3, 2015, we recorded a net gain of $0.1 million on deferred compensation investments and a $0.6 million gain on the recovery of auction rate securities that had previously been written off.

Income Taxes

Our income tax expense and effective tax rate for the quarter ended July 3, 2015 was a benefit of $22.1 million and negative 142%, respectively, compared to an income tax expense of $7.1 million and an effective tax rate of 34%, respectively, for the quarter ended July 4, 2014.  The effective tax rate for the quarter ended July 3, 2015 quarter was negative primarily due to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the quarter. This uncertain tax position is related to certain intercompany transfers of assets in fiscal 2010.

Our income tax expense and effective tax rate for the two quarters ended July 3, 2015 was a benefit of $16.6 million and a negative 35%, respectively, compared to an income tax expense of $11.8 million and an effective tax rate of 33%, respectively, for the two quarters ended July 4, 2014. The $16.6 million tax benefit for the two quarters ended July 3, 2015 includes the impact of the following:

•

a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position related to intercompany transfers of assets in 2010. This net benefit is comprised of a tax benefit of $69.5 million offset by a deferred tax expense of $41.8 million;

•	a $1.2 million accrual for a tax benefit related to the TAOS litigation costs of $81.1 million that was allocated primarily to our Malaysian operations.

The effective tax rate differs from the 35% statutory corporate tax rate primarily due to income in foreign jurisdictions, primarily in our subsidiary in Malaysia, with lower statutory tax rates and permanent non-deductible items, such as equity-based compensation associated with our cost-sharing arrangement with our subsidiary in Malaysia.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of July 3, 2015, we had $17.4 million of open purchase orders for inventory from suppliers and $2.1 million of open asset purchase commitments for leasehold improvements and production equipment. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of July 3, 2015, our total shareholders’ equity was $935.2 million and we had $225.0 million in cash and cash equivalents.

As of July 3, 2015, $180.1 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. As of July 3, 2015, $112.8 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations increased by $19.9 million to $51.0 million during the two quarters ended July 3, 2015, compared to $31.1 million during the two quarters ended July 4, 2014. During the two quarters ended July 3, 2015, we recorded a net loss of $31.1 million as compared to a net income of $23.7 million recorded in the two quarters ended July 4, 2014.  Changes in operating assets and liabilities contributed $58.6 million in net cash flows provided by operating activities, as compared to an outflow of $46.5 million in the two quarters ended July 3, 2015 and July 4, 2014, respectively.  The changes in operating assets and liabilities during the two quarters ended July 3, 2015 were primarily due to the following:

•

Provision for TAOS litigation increased by $79.0 million.  Please see Note 11 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

•

Income taxes payable decreased by $57.7 million.  Other non-current assets decreased by $35.2 million, primarily due to a decrease in deferred taxes. The decreases in income taxes payable and deferred taxes were due to settlement of uncertain tax positions.  Please see Note 5 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

•	Prepaid expenses and other current assets decreased due to settlement of withholding taxes on advance deposits.
•	Trade payable and other accrued liabilities decreased primarily due to settlement of withholding tax liabilities and payment of previously accrued ITAR settlement dues.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

For the two quarters ended July 3, 2015, our cash flows used in investing activities increased by $6.8 million to $9.4 million, compared to net cash used in investing activities of $2.6 million during the two quarters ended July 4, 2014.  The cash outflows were primarily due to increased capital expenditures which were focused on test and fab equipment.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan and exercise of employee stock options.

For the two quarters ended July 3, 2015, our cash flows used in financing activities increased by $4.6 million to $26.7 million, compared to net cash used in financing activities of $22.1 million during the two quarters ended July 4, 2014.  The increase was primarily due to lower cash inflow from the net proceeds from equity-based awards in the two quarters ended July 4, 2014.

Dividends on Common Stock

In July 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends on or about August 28, 2015, to shareholders of record as of the close of business on August 18, 2015.

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

Our cash and cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2014 Annual Report on Form 10-K filed with the SEC on February 12, 2015.

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of July 3, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 11 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).

3.2	Third Amended and Restated Bylaws of Intersil Corporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 31, 2015).

4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Annual Report on Form 10-K, filed on February 27, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

INTERSIL CORPORATION
(Registrant)

/s/ Richard Crowley
Richard Crowley
Senior Vice President, Chief Financial Officer and Treasurer

Date: July 31, 2015