Form 10-Q
period 2015-10-02
INTERSIL CORP/DE
filed 2015-10-30
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 23, 2015:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	132,518,299

INTERSIL CORPORATION

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Unaudited Condensed Consolidated Statements of Operations for the quarter and three quarters ended October 2, 2015 and October 3, 2014	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and three quarters ended October 2, 2015 and October 3, 2014	4

	Unaudited Condensed Consolidated Balance Sheets as of October 2, 2015 and January 2, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three quarters ended October 2, 2015 and October 3, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Three Quarters Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(in thousands, except share and per share data)
Revenue	$128,396	$143,612	$394,990	$431,429
Cost of revenue	52,338	59,763	160,113	182,867
Gross profit	76,058	83,849	234,877	248,562

Operating costs and expenses:
Research and development	31,252	31,194	96,367	95,484
Selling, general and administrative	23,532	25,243	74,179	75,086
Amortization of purchased intangibles	3,777	5,561	13,364	16,682
Provision for export compliance settlement	-	-	-	4,000
Provision for TAOS litigation	-	-	81,100	-
Operating income (loss)	17,497	21,851	(30,133)	57,310
Interest expense and other	(75)	(554)	(835)	(1,426)
(Loss) gain on investments, net	(140)	(148)	562	711
Income (loss) before taxes	17,282	21,149	(30,406)	56,595
Income tax (benefit) expense	298	7,262	(16,290)	19,056
Net income (loss)	$16,984	$13,887	$(14,116)	$37,539

Earnings (loss) per share
Basic	$0.13	$0.11	$(0.11)	$0.29
Diluted	$0.13	$0.10	$(0.11)	$0.29

Cash dividends declared per common share	0.12	0.12	0.36	0.36

Weighted average common shares outstanding:
Basic	132,133	129,620	131,521	128,820
Diluted	132,445	132,626	131,521	131,599

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended		Three Quarters Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014

	(in thousands)		(in thousands)
Net income (loss)	$16,984	$13,887	$(14,116)	$37,539
Currency translation adjustments	(216)	(1,120)	(1,024)	(1,019)
Comprehensive income (loss)	$16,768	$12,767	$(15,140)	$36,520

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2015	January 2, 2015
Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$228,898	$211,216
Trade receivables, net of reserves ($16,840 as of October 2, 2015 and $13,218 as of January 2, 2015)	51,158	55,585
Inventories	68,967	73,770
Prepaid expenses and other current assets	7,647	9,779
Income taxes receivable	1,030	1,162
Deferred income tax assets	20,977	20,433
Total Current Assets	378,677	371,945
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($269,845 as of October 2, 2015 and $260,403 as of January 2, 2015)	72,227	72,272
Purchased intangibles, net of accumulated amortization ($72,964 as of October 2, 2015 and $99,500 as of January 2, 2015)	36,768	34,400
Goodwill	571,770	565,424
Deferred income tax assets	39,916	39,334
Other non-current assets	32,289	70,885
Total Non-current Assets	752,970	782,315
Total Assets	$1,131,647	$1,154,260
Liabilities and Shareholders' Equity
Current Liabilities:
Trade payables	$24,011	$26,246
Accrued compensation	33,283	34,083
Other accrued expenses and liabilities	19,561	23,993
Deferred income	14,632	11,631
Income taxes payable	1,689	2,790
Provision for TAOS litigation	78,014	-
Total Current Liabilities	171,190	98,743
Non-current liabilities:
Income taxes payable	3,199	59,745
Other non-current liabilities	13,947	14,224
Total Non-current Liabilities	17,146	73,969
Shareholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 132,464,661 shares issued and outstanding as of October 2, 2015 and 130,216,901 shares issued and outstanding as of January 2, 2015	1,318	1,302
Additional paid-in capital	1,568,319	1,591,432
Accumulated deficit	(626,239)	(612,123)
Accumulated other comprehensive (loss) income	(87)	937
Total Shareholders' Equity	943,311	981,548
Total Liabilities and Shareholders' Equity	$1,131,647	$1,154,260

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Quarters Ended
	October 2, 2015	October 3, 2014

	(in thousands)
Operating Activities
Net (loss) income	$(14,116)	$37,539
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	11,728	14,493
Amortization of intangibles	13,364	16,682
Equity-based compensation	18,010	13,679
Deferred income taxes	(4,038)	27,545
Excess tax benefit received on exercise of stock options	(862)	(447)
Gain on disposal of property and equipment, net	16	73
Gain on investments	(1,048)	(461)
Changes in operating assets and liabilities:
Trade receivables	4,773	(9,214)
Inventories	4,804	(5,243)
Prepaid expenses and other current assets	2,145	(180)
Trade payables and accrued liabilities	(2,886)	108
Deferred revenue	2,954	(1,115)
Provision for TAOS litigation	78,014	-
Income taxes	(57,516)	(26,058)
Other assets	37,638	(1,849)
Other liabilities	(7,164)	(10,473)
Net cash flows provided by operating activities	85,816	55,079

Investing Activities
Cash paid for acquisition, net of cash acquired	(15,948)	-
Proceeds from long-term investments	1,048	460
Purchase of property, plant and equipment	(11,751)	(6,000)
Net cash flows used in investing activities	(26,651)	(5,540)

Financing Activities
Proceeds, net of taxes withheld, and excess tax benefit received from equity-based awards	8,793	15,145
Dividends paid	(48,852)	(47,225)
Net cash flows used in financing activities	(40,059)	(32,080)
Effect of exchange rates on cash and cash equivalents	(1,424)	(1,664)
Net change in cash and cash equivalents	17,682	15,795
Cash and cash equivalents at the beginning of the period	211,216	194,787
Cash and cash equivalents at the end of the period	$228,898	$210,582

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

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be mandatory for Intersil for the fiscal year after December 15, 2017.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Note 2 — Significant Accounting Policies

Accounting for Business Combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed at their fair values on the date of the acquisition.  While we use our best estimates and assumptions to value assets acquired and liabilities assumed, including contingent considerations, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we may adjust the values of assets acquired and liabilities assumed with a corresponding offset to goodwill.  Upon the conclusion of the measurement period, or final determination of the values of the assets acquired and liabilities assumed, any subsequent adjustments to values of such assets and liabilities are recognized in our consolidated statements of operations.

Note 3 — Fair Value Measurements

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of October 2, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$9,741	$459	$9,282
Total assets measured at fair value	$9,741	$459	$9,282

	Fair value as of January 2, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$11,144	$353	$10,791
Total assets measured at fair value	$11,144	$353	$10,791

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the three quarters ended October 2, 2015 and October 3, 2014.

Note 4 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	October 2, 2015	January 2, 2015
Finished products	$22,629	$22,758
Work in process	41,368	47,083
Raw materials	4,970	3,929
Total inventories	$68,967	$73,770

Note 5 — Business Acquisition

On September 8, 2015, we acquired 100% of equity interest in privately-held Great Wall Semiconductor Corporation (“GWS”), a manufacturer of metal oxide semiconductor field-effect transistors. We acquired GWS to broaden our product portfolio to better serve the customers who purchase certain commercial and radiation hardened power management products.

The purchase consideration consisted of $18.9 million, of which $2.8 million was held back at the date of the acquisition and is subject to adjustments for contingencies and working capital changes. The remaining $16.1 million of the purchase consideration was paid in cash at the date of the acquisition. In addition, the acquisition agreement provides for a cash earn-out payment of up to $4.0 million. The earn-out period is the date of the acquisition through December 30, 2016. The earn-out is payable if either specified revenue targets are achieved or a “disposition event” occurs during the earn-out period. A “disposition event” would include transfer of majority of the assets or acquisition of Intersil by a third party. We estimated that the fair value of the earn-out as of the acquisition date based on the probability of achievement was not material.

The purchase price was allocated to the identifiable assets and liabilities of GWS based on their estimated fair value at the acquisition date. We engaged an independent third party to assist with the determination of the fair value of certain identifiable intangible assets and the earn-out. In determining the fair value of the purchased intangible assets and earn-out, management made various estimates and assumptions from significant unobservable inputs (Level 3). The fair value of purchased identifiable intangible assets was determined using discounted cash flow models from projections prepared by management. The fair value of the earn-out was derived using a Monte Carlo simulation model that includes significant unobservable inputs.

The purchase price was preliminarily allocated as of the date of the acquisition as follows (in thousands):

Assets acquired
Current assets:
Cash	$201
Account receivable	346
Prepaid expenses & other assets	319
Non-current assets:
Developed technology	13,232
Customer relationships	2,500
Goodwill	6,346
Total assets acquired	22,944
Liabilities acquired
Current liabilities:
Accounts payable	703
Accrued expenses	97
Deferred revenue	266
Non-current liabilities:
Deferred taxes	2,969
Total liabilities acquired	4,035
Net assets acquired	18,909

We prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information.  Developed Technology and Customer Relationships have an estimated useful life of seven and three years, respectively.  The excess of the fair value of consideration paid over the fair value of the net assets and the identifiable intangible assets acquired and the liabilities assumed resulted in recognition of goodwill of $6.3 million, including the value of workforce. The recognition of goodwill primarily related to the expected future product and technologies. All of the goodwill recorded was assigned to our Industrial & Infrastructure reporting unit.

Note 6 — Goodwill and Purchased Intangibles

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

During our fiscal quarter ended October 2, 2015, we acquired Great Wall Semiconductor Corporation and recorded $6.3 million of goodwill in connection with the acquisition (see Note 5 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion).

There were no impairment triggers noted during the third quarter ended October 2, 2015 or October 3, 2014, respectively.

Purchased Intangibles — Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five to seven years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of three to seven years (in thousands).  No trigger requiring an impairment review was noted during the fiscal quarter ended October 2, 2015.

	As of October 2, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$46,700	$109,732
Accumulated amortization	34,023	38,941	72,964
Purchased intangibles, net	$29,009	$7,759	$36,768

	As of January 2, 2015
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$89,700	$44,200	$133,900
Accumulated amortization	66,654	32,846	99,500
Purchased intangibles, net	$23,046	$11,354	$34,400

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
Fiscal year 2015 (remaining 3 months)	$4,261
Fiscal year 2016	11,734
Fiscal year 2017	9,480
Fiscal year 2018	4,362
Fiscal year 2019	1,890
Fiscal year 2020 and thereafter	5,041
Total expected amortization expense	$36,768

Note 7 — Income Taxes

Our income tax expense and effective tax rate for the quarter ended October 2, 2015 was $0.3 million and 2%, respectively, compared to an income tax expense of $7.3 million and effective tax rate of 34%, respectively, for the quarter ended October 3, 2014.

Our income tax expense and effective tax rate for the three quarters ended October 2, 2015 was a benefit of $16.3 million and 54%, respectively, compared to an income tax expense of $19.1 million and an effective tax rate of 34%, respectively, for the three quarters ended October 3, 2014. The $16.3 million tax benefit for the three quarters ended October 2, 2015 includes the impact of the following:

•

a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position related to intercompany transfers of assets in 2010. This net benefit is comprised of a tax benefit of $69.5 million offset by a deferred tax expense of $41.8 million;

•	a $1.2 million accrual for a tax benefit related to the TAOS litigation costs of $81.1 million that was allocated primarily to our Malaysian subsidiary.

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

Our ending gross unrecognized tax benefits as of October 2, 2015 was $9.7 million ($78.2 million as of January 2, 2015).  The decrease primarily relates to the expiration of statutes of limitations in the United States and various state jurisdictions.

We believe events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	Completion of examinations by the U.S. or foreign tax authorities; or
•	Expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations.  We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory, tax holiday arrangements and judicial developments in the countries in which we do business.  We believe it is reasonably possible that we may recognize $3.6 million of our existing UTBs (net of prepaid taxes) within the next 12 months as a result of the lapse of statutes of limitations or the resolution of agreements with domestic and various foreign tax authorities.

Additional Paid in Capital (“APIC”) Pool—The APIC pool represents the excess tax benefits related to equity-based compensation that are available to absorb future tax deficiencies.  If the amount of tax deficiencies is greater than the available APIC pool from prior years, we record the excess as income tax expense in our unaudited condensed consolidated statements of operations.  During the quarter ended October 2, 2015, tax expense resulting from tax deficiencies related to equity-based compensation was not material. During the three quarters ended October 2, 2015, we recognized $0.6 million of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations. During the quarter and three quarters ended October 3, 2014, we recognized $0.3 million and $1.3 million, respectively, of income tax expense resulting from tax deficiencies related to equity-based compensation in our unaudited condensed consolidated statements of operations.

Note 8 — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility (the “Facility”) that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. We did not have any outstanding borrowings against the Facility as of October 2, 2015 or January 2, 2015.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.3 million and $1.4 million as of October 2, 2015 and January 2, 2015, respectively. The standby letters of credit are secured by pledged deposits of $1.5 million as of October 2, 2015 and January 2, 2015.

Note 9 — Common Stock and Dividends

Dividends — In July 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in cash dividends paid on  August 28 2015, to shareholders of record as of the close of business on August 18, 2015.  During October 2015, our Board of Directors declared a dividend of $0.12 per share of common stock and shall be payable on or about November 27, 2015, to shareholders of record as of the close of business on November 17, 2015.

Class A Common Stock — Share activity for Class A common stock since January 2, 2015 (in thousands, except per share amounts):

Beginning balance as of January 2, 2015	130,217
Shares issued under stock plans, net of shares withheld for taxes	2,248
Ending balance as of October 2, 2015	132,465

Note 10 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Quarter Ended
	October 2, 2015	October 3, 2014
Awards	$11.26	$10.33

Equity-based Compensation Summary — The following table presents information about Options and Awards as of and activity for the three quarters ended October 2, 2015:

	Options			Awards	Aggregate information
	Shares	Weighted-average price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 2, 2015	5,383	$12.65	2.9	5,251	$91,358	$30,454
Granted (1)	40	12.01	6.8	2,260
Exercised (2)	(706)	12.01	3.3	(1,465)
Canceled	(477)	19.08	1.2	(503)
Outstanding as of October 2, 2015	4,240	$12.03	2.4	5,543	$69,341	$30,159

As of October 2, 2015:
Exercisable/vested (2)	4,074	$12.02	2.2	84	$4,464
Vested and expected to vest	4,240	$12.03	2.4	4,091	$52,102

(1) Grants include 360,153 MSU Awards issued in fiscal 2015.

(2)  Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of October 2, 2015 were 84 thousand shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three Quarters Ended
	October 2, 2015	October 3, 2014

Shares issued under the employee stock purchase plan	537	495
Aggregate intrinsic value of stock options exercised	$1,919	$2,249

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended		Three Quarters Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
By statement of operations line item
Cost of revenue	$304	$294	$1,132	$1,007
Research and development	$2,390	$1,967	$7,799	$5,968
Selling, general and administrative	$2,871	$2,124	$9,079	$6,704
By stock type
Stock options	$90	$294	$574	$890
Restricted and deferred stock awards	$5,250	$3,829	$16,613	$12,038
Employee stock purchase plan	$225	$262	$823	$750

Market and Performance-based Grants — As of October 2, 2015, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total shareholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	As of October 2, 2015
	Options	Awards
	(in thousands)
Performance and market-based units outstanding	368	1,393
Maximum shares that could be issued assuming the highest level of performance	551	2,588
Performance and market-based shares expected to vest	208	1,419
Amount to be recognized as compensation cost over the performance period	1,614	9,741

Note 11 —Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Numerator:
Net income (loss) to common shareholders	$16,984	$13,887	$(14,116)	$37,539
Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	132,133	129,620	131,521	128,820
Effect of stock options and awards	312	3,006	-	2,779
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	132,445	132,626	131,521	131,599
Earnings (loss) per share:
Basic	$0.13	$0.11	$(0.11)	$0.29
Diluted	$0.13	$0.10	$(0.11)	$0.29
Anti-dilutive shares not included in the above calculations:
Awards	-	-	-	-
Options	3,405	1,422	1,083	1,072

Note 12 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits (“ICs”). Our chief executive officer is our chief operating decision maker.

Note 13 — Legal Matters and Indemnifications

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

As a consequence of the verdict, during the three quarters ended October 2, 2015, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the three quarters ended October 2, 2015 we incurred $2.1 million of legal costs, and, as such, the accrual outstanding as of October 2, 2015 was $79.0 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Environmental matter

In a correspondence dated September 28, 2015, Thomson Consumer Electronics Television Taiwan, Ltd. (“TECTVT”) notified us that it reserved its right to seek indemnification from us for any and all costs, fees and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others (the “Class Action”).  The Class Action pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT (the “Taiwan Site”), which was previously owned and operated by predecessors (including General Electric and Harris Corporation) of our Taiwan subsidiary, Intersil Ltd.   In the September 28 correspondence, TCETVT also informed us that the Taipei District Court announced a judgment of $18.5 million in the Class Action which is currently under appeal and that TECTVT has incurred costs of $11.2 million in defending against the Class Action through September 1, 2015.

TCETVT also informed us that it reserved its right to seek indemnification from us for any and all costs associated with remediation of contamination on the Taiwan Site and nearby areas and that TECTVT has incurred $15.9 million in remediation-related costs through September 1, 2015.

Under the terms of a 1999 master transaction agreement between Harris Corporation and Intersil (the “MTA”) whereby Harris transferred its semiconductor business assets to us, environmental liabilities (including those associated with Harris’ Taiwan semiconductor operations) were expressly retained by Harris.  The MTA also requires that Harris indemnify us for any and all costs relating to those retained environmental liabilities.  Accordingly, we have denied liability for both TCETVT’s costs associated with the Class Action as well as costs associated with remediation of contamination on the Taiwan Site and nearby areas, and have submitted a claim notice to Harris Corporation seeking defense and indemnification from Harris under the MTA for all claims made by TECTVT in connection with this matter.

We are currently party to various claims and legal proceedings, including the ones discussed above. When we believe that a loss is probable and the amount of the loss can be reasonably estimated, we recognize the estimated amount of the loss. We include legal costs in the estimate of losses. As additional information becomes available, we reassess any potential liability related to these matters and, if necessary, revise the estimates.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three quarters ended October 2, 2015 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

Accounting for Business Combinations

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed at their fair values on the date of the acquisition.  While we use our best estimates and assumptions to value assets acquired and liabilities assumed, including contingent considerations, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we may adjust the values of assets acquired and liabilities assumed with a corresponding offset to goodwill.  Upon the conclusion of the measurement period, or final determination of the values of the assets acquired and liabilities assumed, any subsequent adjustments to values of such assets and liabilities are recognized in our consolidated statements of operations.

Business combinations requires our management to make significant estimates and assumptions at the date of the acquisition, including our estimates for intangible assets, contractual obligations assumed, contingencies and contingent considerations, where applicable.  Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based on, in part, historical experience and information obtained from the management of the acquired companies and are inherently uncertain.  Critical estimates in valuing certain of these intangible assets acquired include, but are not limited to, future cash flows from product sales, customer contracts and acquired technologies, expected cost to develop in-process research and development into commercially viable products, and estimated cash flows from projects when completed, contributory rates, etc.  Unanticipated events and circumstances may occur that may materially affect the accuracy or validity of such assumptions estimates, or actual results.

Recent Accounting Guidance Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be mandatory for Intersil for the fiscal year after December 15, 2017, and the interim periods within that fiscal year.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Results of Operations

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods (dollars are in thousands):

	Quarter Ended				Three Quarters Ended
	October 2, 2015		October 3, 2014		October 2, 2015		October 3, 2014
Revenue	$128,396	100.0%	$143,612	100.0%	$394,990	100.0%	$431,429	100.0%
Cost of revenue	52,338	40.8%	59,763	41.6%	160,113	40.5%	182,867	42.4%
Gross profit	76,058	59.2	83,849	58.4	234,877	59.5	248,562	57.6
Operating costs and expenses:
Research and development	31,252	24.3%	31,194	21.7%	96,367	24.4%	95,484	22.1%
Selling, general and administrative	23,532	18.3%	25,243	17.6%	74,179	18.8%	75,086	17.4%
Amortization of purchased intangibles	3,777	2.9%	5,561	3.9%	13,364	3.4%	16,682	3.9%
Provision for export compliance settlement	-	-%	-	-%	-	-%	4,000	0.9%
Provision for TAOS litigation	-	-%	-	-%	81,100	20.5%	-	-%
Operating income (loss)	17,497	13.7%	21,851	15.2%	(30,133)	(7.6)%	57,310	13.3%
Interest expense and other	(75)	(0.1)%	(554)	(0.4)%	(835)	(0.2)%	(1,426)	(0.3)%
(Loss) gain on investments, net	(140)	(0.1)%	(148)	(0.1)%	562	0.1%	711	0.2%
Income (loss) before taxes	17,282	13.5%	21,149	14.7%	(30,406)	(7.7)%	56,595	13.2%
Income tax (benefit) expense	298	0.2%	7,262	5.1%	(16,290)	(4.1)%	19,056	4.4%
Net income (loss)	$16,984	13.3%	$13,887	9.6%	$(14,116)	(3.6)%	$37,539	8.8%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter Ended				Three Quarters Ended
	October 2, 2015		October 3, 2014		October 2, 2015		October 3, 2014

Industrial & infrastructure	$84,242	65.6%	$91,095	63.4%	$262,822	66.5%	$273,288	63.3%
Consumer & computing	44,154	34.4	52,517	36.6	132,168	33.5	158,141	36.7
Total	$128,396	100.0%	$143,612	100.0%	$394,990	100.0%	$431,429	100.0%

Revenue decreased $15.2 million or 10.6% to $128.4 million during the quarter ended October 2, 2015 from $143.6 million during the quarter ended October 3, 2014.  Revenue from the industrial and infrastructure end market decreased by 7.5% compared to the quarter ended October 3, 2014, while revenue from the consumer and computing end market decreased by 15.9%.  In aggregate, lower overall unit demand and unfavorable impact from changes in average selling prices ("ASPs") in the quarter ended October 2, 2015, decreased revenue by $12.8 million and $2.4 million, respectively, as compared to the quarter ended October 3, 2014.

Revenue decreased $36.4 million or 8.4% to $395.0 million during the three quarters ended October 2, 2015 from $431.4 million during the three quarters ended October 3, 2014.  Revenue from the industrial and infrastructure end market and consumer and computing end market decreased by 3.8%  and 16.4%, respectively, compared to the three quarters ended October 3, 2014.  In aggregate, lower overall unit demand in the three quarters ended October 2, 2015 as compared to the three quarters ended October 3, 2014 decreased revenue by $36.5 million, which was offset by a favorable impact from changes in ASPs and product mix of $0.1 million.

Revenue during the quarter and three quarters ended October 2, 2015 was impacted by overall weakness in the demand environment and lower sales of certain low-margin consumer products which were deemphasized as well as delays in new product roll-outs by certain original equipment manufacturers.

On a sequential basis, we expect revenue from our industrial and infrastructure end market to be down in the fourth quarter of 2015 due to broad based weakness in demand, while revenue from the consumer and computing end market is expected to increase modestly as our new consumer and computing products ramp.

Geographical revenue ($ in thousands and % of revenue):

	Quarter Ended				Three Quarters Ended
	October 2, 2015		October 3, 2014		October 2, 2015		October 3, 2014
Asia	$96,635	75.3%	$105,802	73.7%	$272,900	69.1%	$315,996	73.2%
North America	20,872	16.3	26,797	18.7	70,091	17.7	80,118	18.6
Europe and other	10,889	8.4	11,013	7.6	51,999	13.2	35,315	8.2
Total	$128,396	100.0%	$143,612	100.0%	$394,990	100.0%	$431,429	100.0%

One distributor that supports a wide range of customers around the world accounted for 20.9% of our revenue during the quarter ended October 2, 2015, compared to two distributors that accounted for 17.0% and 10.8% of our revenue during the quarter ended October 3, 2014.

One distributor that supports a wide range of customers around the world accounted for 21.6% of our revenue during the three quarters ended October 2, 2015, compared to two distributors that accounted for 17.9% and 12.2% of our revenue during the three quarters ended October 3, 2014.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead and depreciation associated with manufacturing pertaining to products sold.  As a percentage of revenue, gross margin was 59.2% during the quarter ended October 2, 2015 compared to 58.4% during the quarter ended October 3, 2014.  The increase in gross margin was primarily due to a change in the mix of products sold.    As a percentage of revenue, gross margin was 59.5% during the three quarters ended October 2, 2015 compared to 57.6% during the three quarters ended October 3, 2014.  The increase in gross margin was primarily due to a change in the mix of products sold.

 Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers and technology license agreement expenses.

R&D expenses remained flat at $31.3 million during the quarter ended October 2, 2015, compared to $31.2 million during the quarter ended October 3, 2014.

R&D expenses increased by $0.9 million or 1% to $96.4 million during the three quarters ended October 2, 2015, compared to $95.5 million during the three quarters ended October 3, 2014.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive and other administrative functions.

SG&A expenses decreased by $1.7 million or 6.8% to $23.5 million during the quarter ended October 2, 2015 from $25.2 million during the quarter ended October 3, 2014. The decrease was primarily a result of a lower variable compensation expense.

SG&A expenses decreased by $0.9 million or 1.2% to $74.2 million during the three quarters ended October 2, 2015 from $75.1 million during the three quarters ended October 3, 2014.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased to $3.8 million during the quarter ended October 2, 2015 from $5.6 million during the quarter ended October 3, 2014 and decreased to $13.4 million during the three quarters ended October 2, 2015 from $16.7 million during the three quarters ended October 3, 2014.  The decrease was a result of a certain intangible assets becoming fully amortized during the quarter ended July 3, 2015, offset partially by an increase in amortization related to intangible assets acquired from GWS.

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

As a consequence of the verdict, during the three quarters ended October 2, 2015, we recorded a provision of $81.1 million related to this matter, including estimated legal costs. During the three quarters ended October 2, 2015, we incurred $2.1 million of legal costs, and, as such, the accrual outstanding as of October 2, 2015 was $79.0 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to post-trial motions and appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Provision for export compliance settlement

We recorded a provision of $4.0 million during fiscal 2014 related to alleged violations associated with ITAR proceedings.    Please reference our 2014 Annual Report on Form 10-K filed with the SEC for additional details and other legal matters.

(Loss) Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $9.7 million in mutual fund investments and corporate owned life insurance under the plan. Changes in the fair value of the plan assets are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation liabilities are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended October 2, 2015, we recorded a loss of $0.6 million on deferred compensation investments and a $0.5 million gain on recovery of auction rate securities that had previously been written off.

During the three quarters ended October 2, 2015, we recorded a net loss of $0.5 million on deferred compensation investments and a $1.0 million gain on the recovery of auction rate securities that had previously been written off.

Income Taxes

Our income tax expense and effective tax rate for the quarter ended October 2, 2015 was $0.3 million and 2%, respectively, compared to an income tax expense of $7.3 million and an effective tax rate of 34%, respectively, for the quarter ended October 3, 2014.

Our income tax expense and effective tax rate for the three quarters ended October 2, 2015 was a benefit of $16.3 million and 54%, respectively, compared to an income tax expense of $19.1 million and an effective tax rate of 34%, respectively, for the three quarters ended October 3, 2014. The $16.3 million tax benefit for the three quarters ended October 2, 2015 includes the impact of the following:

•

a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position related to intercompany transfers of assets in 2010. This net benefit is comprised of a tax benefit of $69.5 million offset by a deferred tax expense of $41.8 million;

•	a $1.2 million accrual for a tax benefit related to the TAOS litigation costs of $81.1 million that was allocated primarily to our Malaysian subsidiary.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of October 2, 2015, we had $21.7 million of open purchase orders for inventory from suppliers and $2.5 million of open asset purchase commitments for leasehold improvements and production equipment. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations together with our cash and investment balances and available credit facility will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments  As of October 2, 2015, our total shareholders’ equity was $943.3 million and we had $228.9 million in cash and cash equivalents.

As of October 2, 2015, $178.4 million of our cash and cash equivalents was held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods which allows for the repatriation of $125.0 million. As of October 2, 2015, $70.8 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations were $85.8 million during the three quarters ended October 2, 2015,  as compared to $55.1 million during the three quarters ended October 3, 2014. During the three quarters ended October 2, 2015,  we recorded a net loss of $14.1 million as compared to a net income of $37.5 million recorded in the three quarters ended October 3, 2014.  Changes in operating assets and liabilities contributed $62.8 million in net cash flows provided by operating activities, as compared to an outflow of $54.0 million net cash used in operating activities in the three quarters ended October 2, 2015 and October 3, 2014, respectively.

The changes in operating assets and liabilities during the three quarters ended October 2, 2015 were primarily due to the following:

•

Provision for TAOS litigation increased by $78.0 million.  Please see Note 13 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

•

Income taxes payable decreased by $57.5 million.  Other assets increased by $37.6 million, primarily due to a decrease in deferred taxes. The decreases in income taxes payable and deferred taxes were due to settlement of uncertain tax positions.  Please see Note 7 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

•	Trade receivables decreased by $4.8 million due to a decline in revenue.
•	Inventories decreased by $4.8 million due to our ongoing efforts to reduce our inventory levels.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

For the three quarters ended October 2, 2015, our cash flows used in investing activities increased by $21.2 million to $26.7 million, as compared to net cash used in investing activities of $5.5 million during the three quarters ended October 3, 2014.  The cash outflows were primarily due to cash paid for the acquisition of Great Wall Semiconductor for $15.9 million and $11.8 million in increased capital expenditures which were focused on test and fab equipment.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan and exercise of employee stock options.

For the three quarters ended October 2, 2015, our cash flows used in financing activities was $40.1 million, compared to net cash used in financing activities of $32.1 million during the three quarters ended October 3, 2014.  The increase in cash used in financing activities was primarily due to lower cash inflow from the net proceeds from equity-based awards in the three quarters ended October 3, 2014.

Dividends on Common Stock

In October 2015, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in paid dividends on or about November 27, 2015, to shareholders of record as of the close of business on November 17, 2015.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of October 2, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Intersil in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 13 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

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

Date: October 30, 2015