Form 10-Q
period 2016-04-01
INTERSIL CORP/DE
filed 2016-04-26
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on April 20, 2016:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	134,979,659

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	April 1, 2016	April 3, 2015
	(in thousands, except per share data)
Revenue	$129,279	$134,153
Cost of revenue	53,319	53,827
Gross profit	75,960	80,326

Operating costs and expenses:
Research and development	33,678	32,017
Selling, general and administrative	23,549	25,453
Amortization of purchased intangibles	3,528	5,561
Provision for TAOS litigation	-	81,100
Operating income (loss)	15,205	(63,805)
Interest expense and other	(482)	(257)
Gain on investments, net	1	773
Income (loss) before taxes	14,724	(63,289)
Income tax expense	2,973	5,535
Net income (loss)	$11,751	$(68,824)

Earnings (loss) per share
Basic	$0.09	$(0.53)
Diluted	$0.09	$(0.53)

Cash dividends declared per common share	0.12	0.12

Weighted average common shares outstanding:
Basic	132,857	130,513
Diluted	135,267	130,513

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended
	April 1, 2016	April 3, 2015

	(in thousands)
Net income (loss)	$11,751	$(68,824)
Currency translation adjustments, net	268	(1,008)
Comprehensive income (loss)	$12,019	$(69,832)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2016	January 1, 2016
Assets	(in thousands, except share data)
Current Assets:
Cash and cash equivalents	$253,606	$247,403
Trade receivables, net of reserves ($14,360 as of April 1, 2016 and $14,541 as of January 1, 2016)	49,000	42,684
Inventories	64,316	65,334
Prepaid expenses and other current assets	12,843	7,176
Income taxes receivable	7,608	7,584
Total Current Assets	387,373	370,181
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($240,546 as of April 1, 2016 and $273,352 as of January 1, 2016)	69,069	71,044
Purchased intangibles, net of accumulated amortization ($69,253 as of April 1, 2016 and $77,225 as of January 1, 2016)	28,979	32,507
Goodwill	571,770	571,770
Deferred income tax assets	63,139	63,139
Other non-current assets	32,238	29,977
Total Non-current Assets	765,195	768,437
Total Assets	$1,152,568	$1,138,618
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables	$23,137	$23,382
Accrued compensation	31,934	31,662
Other accrued expenses and liabilities	18,272	17,251
Deferred income	13,796	14,482
Income taxes payable	6,275	3,270
Provision for TAOS litigation	77,744	77,988
Total Current Liabilities	171,158	168,035
Non-current liabilities:
Income taxes payable	1,622	1,609
Other non-current liabilities	14,627	14,225
Total Non-current Liabilities	16,249	15,834
Stockholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 134,483,874 shares issued and outstanding as of April 1, 2016 and 132,728,391 shares issued and outstanding as of January 1, 2016	1,330	1,327
Additional paid-in capital	1,557,724	1,559,334
Accumulated deficit	(593,186)	(604,937)
Accumulated other comprehensive loss	(707)	(975)
Total Stockholders' Equity	965,161	954,749
Total Liabilities and Stockholders' Equity	$1,152,568	$1,138,618

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	April 1, 2016	April 3, 2015

	(in thousands)
Operating Activities
Net income (loss)	$11,751	$(68,824)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,579	4,486
Amortization of intangibles	3,528	5,561
Equity-based compensation	6,482	5,756
Deferred income taxes	-	373
Excess tax benefit received on exercise of stock options	-	(468)
Loss (gain) on disposal of property and equipment, net	49	(3)
Gain on investments	(28)	(588)
Changes in operating assets and liabilities:
Trade receivables	(6,316)	4,349
Inventories	1,018	(4,028)
Prepaid expenses and other current assets	(5,662)	(4,521)
Trade payables and other liabilities	3,070	2,597
Provision for TAOS litigation	(244)	79,470
Income taxes	2,994	3,922
Other long-term assets / liabilities, net	(2,551)	(1,287)
Net cash flows provided by operating activities	17,670	26,795

Investing Activities
Proceeds from long-term investments	28	588
Purchase of property, plant and equipment	(2,716)	(4,990)
Net cash flows used in investing activities	(2,688)	(4,402)

Financing Activities
Proceeds, net of taxes withheld, from equity-based awards	6,417	4,355
Dividends paid	(15,987)	(15,697)
Net cash flows used in financing activities	(9,570)	(11,342)

Effect of exchange rates on cash and cash equivalents	791	(1,367)

Net change in cash and cash equivalents	6,203	9,684
Cash and cash equivalents at the beginning of the period	247,403	211,216
Cash and cash equivalents at the end of the period	$253,606	$220,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us,” or “our”) is a leading provider of innovative power management and precision analog semiconductor solutions. Our products address some of the largest markets within the industrial and infrastructure, and consumer and computing end markets.

In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations, and cash flows for all periods presented. We prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the January 1, 2016 condensed consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2016.

We utilize a 52/53 week year, ending on the nearest Friday to December 31.  2016 and 2015 were 52-week years. Quarterly or annual periods vary from exact calendar quarters or years.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue equity-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for equity-based payment award transactions, which include income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for us beginning in the first quarter of 2017. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Note 2 — Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 30, 2016.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended January 1, 2016 that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of April 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash equivalents:
Time deposit	$1,010	$1,010	$-
Other non-current assets:
Deferred compensation investments	$10,098	$670	$9,428
Total assets measured at fair value	$11,108	$1,680	$9,428

	Fair value as of January 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash equivalents:
Time deposit	$827	$827	$-
Other non-current assets:
Deferred compensation investments	$9,855	$400	$9,455
Total assets measured at fair value	$10,682	$1,227	$9,455

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the quarters ended April 1, 2016 and April 3, 2015.

Note 4 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	April 1, 2016	January 1, 2016
Finished products	$21,257	$22,522
Work in process	38,971	38,238
Raw materials	4,088	4,574
Total inventories	$64,316	$65,334

Note 5 — Goodwill and Purchased Intangibles

Goodwill — We perform our annual test of impairment in our fourth quarter, or if indicators of impairment exist, in interim periods. Factors that could trigger a goodwill impairment review include adverse legal factors, adverse changes in our business climate, unanticipated competition, regulatory issues, loss of key personnel, significant changes or losses in business operations, weakness in our industry, downward revisions to forecasts for future periods, restructuring plans, and declines in market capitalization below equity book value.

There were no impairment triggers noted during the quarters ended April 1, 2016 or April 3, 2015, respectively.

Purchased Intangibles —  Our intangible assets consisted of the following (in thousands):

	As of April 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$35,200	$98,232
Accumulated amortization	38,094	31,159	69,253
Purchased intangibles, net	$24,938	$4,041	$28,979

	As of January 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$46,700	$109,732
Accumulated amortization	36,065	41,160	77,225
Purchased intangibles, net	$26,967	$5,540	$32,507

Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five to seven years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of three to seven years.  No trigger requiring an impairment review was noted during the quarter ended April 1, 2016.

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
2016 (remaining 9 months)	$8,206
2017	9,480
2018	4,362
2019	1,890
2020 and thereafter	5,041
Total expected amortization expense	$28,979

Note 6 — Income Taxes

Our income tax expense was $3.0 million, which equates to an effective tax rate of 20.1%, for the quarter ended April 1, 2016 compared to an income tax expense of $5.5 million, which equated to a negative effective tax rate of 8.74%, for the quarter ended April 3, 2015.

Our effective tax rate for the quarter ended April 1, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, principally in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity and other permanent non-deductible items.  Our effective tax rate was negative for the quarter ended April 3, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $81.1 million accrual recorded for the TAOS litigation was treated as an unusual and discrete item for the quarter, for which the future tax benefit was $1.2 million, and the loss was allocated primarily to our Malaysian operations.

For the quarter ended April 1, 2016, we have no material changes to our tax years subject to examination by major tax jurisdictions.  Accordingly, we have no material changes to our unrecognized tax benefits and related interest and penalty since the year ended January 1, 2016.  We do not believe that there will be a  significant increase or decrease in unrecognized tax benefits within the next nine months.

Note 7  — Long-Term Debt

We have a five-year, $325.0 million revolving credit facility, or the Facility, that matures on September 1, 2016 and is payable in full upon maturity. Under the Facility, $25.0 million is available for the issuance of standby letters of credit, $10.0 million is available as swing line loans, and $50.0 million is available for multicurrency borrowings. Amounts repaid under the Facility may be re-borrowed. We did not have any outstanding borrowings against the Facility as of April 1, 2016 or January 1, 2016.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.3 million and $1.3 million as of April 1, 2016 and January 1, 2016, respectively. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Class A Common Stock — Share activity for Class A common stock since January 1, 2016 (in thousands):

Beginning balance as of January 1, 2016	132,728
Shares issued under stock plans, net of shares withheld for taxes	1,756
Ending balance as of April 1, 2016	134,484

Dividends — In January 2016, the Board of Directors declared a dividend of $0.12 per share to stockholders of record as of February 16, 2016 paid on February 26, 2016.    During April 2016, our Board of Directors declared a dividend of $0.12 per share of common stock payable on or about May 27, 2016, to stockholders of record as of the close of business on May 17, 2016.

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Quarter Ended
	April 1, 2016	April 3, 2015
Awards	$13.39	$14.84

Equity-based Compensation Summary — The following table presents information about Options and Awards as of and activity for the quarter ended April 1, 2016:

	Options			Awards	Aggregate information
	Shares	Weighted-average price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 1, 2016	4,013	$12.02	2.2	5,509	$75,432	$29,042
Granted (1)	-	-	-	1,826
Exercised (2)	(371)	12.07	0.2	(1,610)
Canceled	(96)	16.82	0.1	(135)
Outstanding as of April 1, 2016	3,546	$11.88	1.9	5,590	$81,410	$26,298

As of April 1, 2016:
Exercisable/vested (2)	3,438	$11.87	1.8	67	$7,226
Vested and expected to vest	3,546	$11.88	1.9	3,873	$64,713

(1) Grants include 318,323 MSU Awards issued during the quarter ended April 1, 2016.

(2) Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to an elected deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of April 1, 2016 were 67,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Quarter Ended
	April 1, 2016	April 3, 2015
	in thousands

Shares issued under the employee stock purchase plan	254	265
Aggregate intrinsic value of stock options exercised	$422	$1,458

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended
	April 1, 2016	April 3, 2015
By statement of operations line item
Cost of revenue	$458	$392
Research and development	$3,103	$2,751
Selling, general and administrative	$2,921	$2,613
By stock type
Stock options	$35	$378
Restricted and deferred stock awards	$6,192	$5,064
Employee stock purchase plan	$255	$314

Market and Performance-based Grants — As of April 1, 2016, we had Options and Awards outstanding that include the usual service conditions as well as (1) market conditions related to total stockholder return and (2) performance conditions relating to revenue and operating income relative to peer companies. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	April 1, 2016
	Options	Awards
	(in thousands)
Performance and market-based units outstanding	-	984
Maximum shares that could be issued assuming the highest level of performance	-	1,998
Performance and market-based shares expected to vest / vested	-	925
Amount to be recognized as compensation cost over the performance period	-	4,142

Note 10 —Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Quarter Ended
	April 1, 2016	April 3, 2015
Numerator:
Net income (loss) to common stockholders	$11,751	$(68,824)
Denominator:
Denominator for basic earnings per share—weighted average common shares	132,857	130,513
Effect of stock options and awards	2,410	-
Denominator for diluted earnings per share—adjusted weighted average common shares	135,267	130,513
Earnings per share:
Basic	$0.09	$(0.53)
Diluted	$0.09	$(0.53)
Anti-dilutive shares not included in the above calculations:
Awards	-	5,912
Options	1,470	4,034

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits, or ICs. Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

There were no material changes in our legal matters and indemnifications, as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2016.

TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims and recommended to the court that we pay

$48.8 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim along with $74,000 in damages for patent infringement.  The jury’s verdict also included other duplicative damages of $30.0 million.  After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-judgment interest, which will continue to accrue until the judgment is entered, and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We have vigorously opposed each of these motions.  We filed post-trial motions for a new trial and renewed a motion for judgment as a matter of law.  In January 2016, the court heard oral arguments on TAOS’ motions for a permanent injunction and unspecified attorneys’ fees, but declined to hear oral argument on the other motions before it.  On April 22, 2016, the court denied TAOS’ motion for permanent injunction, but allowed for a continuing reasonable royalty on parts found to be infringing TAOS’ patent.  On April 26, 2016, the court issued its order on the remaining post-trial motions, in relevant part, granting TAOS’ motion for entry of final judgment, consistent with the jury’s verdict, but without the duplicative damages.  The court also indicated it intends to award to TAOS $18.2 million in pre-judgment interest plus court costs.  After judgment is entered, we will file an appeal with the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs, but excluding the damages we believe to be duplicative. No change was required to our estimate as a result of the April 26, 2016 order.  Since April 3, 2015, we incurred $3.4 million of legal costs, and, as such, the accrual outstanding as of April 1, 2016 was $77.7 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Environmental matter

In a correspondence dated September 28, 2015, Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors, including General Electric and Harris Corporation, or Harris, of our Taiwan subsidiary, Intersil Ltd. In the September 28 correspondence, TCETVT also informed us that the Taipei District Court entered a judgment of $18.5 million in the lawsuit against TCETVT, which judgment has been appealed. In addition, TCETVT informed us that they have incurred costs of $11.2 million in defending against the lawsuit through September 1, 2015.  We were also advised by TCETVT that additional claimants made be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.

TCETVT also informed us that it reserved its right to seek indemnification from us for any and all costs associated with the remediation of the contamination on that site and nearby areas. TCETVT claims they have incurred $15.9 million in remediation-related costs through September 1, 2015.

Under the terms of the 1999 Master Transaction Agreement between Harris and Intersil, whereby Harris transferred its semiconductor business assets to us, environmental liabilities (including those associated with Harris’ Taiwan semiconductor operations) were expressly retained by Harris.  The Master Transaction Agreement also requires Harris to indemnify us for any and all costs relating to those retained environmental liabilities.  We have denied liability to TCETVT for the costs associated with the lawsuit as well as the costs associated with the remediation of the contamination on the site. We have also submitted a claim notice to Harris seeking defense and indemnification from Harris under the Master Transaction Agreement for any and all claims made by TCETVT in connection with this matter. Harris has not yet agreed to indemnify us for the liability asserted by TCETVT.

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

We do not believe, based on currently available facts and circumstances that the ultimate outcome of these matters, individually and in the aggregate, will have a material adverse effect on our financial position or overall trends in results of our operations in excess of amounts already accrued. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur, including an award of substantial monetary damages or issuance of an injunction prohibiting us from selling one or more products. From time-to-time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q  contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil” which may also be referred to as “we,” “us,” or “our”) that are based upon our current estimates, expectations, assumptions, and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

▪	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;
▪	global economic weakness, including insufficient credit available for our customers to purchase our products;
▪	successful development of new products;
▪	the timing of new product introductions and new product performance and quality;
▪	manufacturing difficulties, such as the availability, cost and extent of utilization of manufacturing capacity and raw materials;
▪	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
▪	pricing pressures and other competitive factors, such as competitors’ new products;
▪	changes in product mix;
▪	product obsolescence;
▪	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;
▪	the ability to service our customers;
▪	the need for additional capital;
▪	legislative, tax, accounting, or regulatory changes, or changes in their interpretation;
▪	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;
▪	demand for, and market acceptance of, new and existing products;
▪	the extent and timing that customers order and use our products and services in their production or business;
▪	competitors with significantly greater financial, technical, manufacturing, and marketing resources;
▪	fluctuations in manufacturing yields;
▪	procurement shortage;
▪	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;
▪	changes in import or export regulations; and
▪	exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

We design and develop innovative power management and precision analog integrated circuits, or ICs.  We are a supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer and industrial markets. We supply a full range of power IC solutions including battery management, computing power, display power, regulators and controllers, and power modules; as well as precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, and interface products.  As a supplier to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the quarter ended April 1, 2016 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue equity-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for equity-based payment award transactions which include income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for us beginning in the first quarter of 2017. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Results of Operations

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods ($ in thousands):

	April 1, 2016		April 3, 2015
Revenue	$129,279	100.0%	$134,153	100.0%
Cost of revenue	53,319	41.2%	53,827	40.1%
Gross profit	75,960	58.8	80,326	59.9
Operating costs and expenses:
Research and development	33,678	26.1%	32,017	23.9%
Selling, general and administrative	23,549	18.2%	25,453	19.0%
Amortization of purchased intangibles	3,528	2.7%	5,561	4.1%
Provision for TAOS litigation	-	-%	81,100	60.5%
Operating income (loss)	15,205	11.8%	(63,805)	(47.6)%
Interest expense and other	(482)	(0.4)%	(257)	(0.2)%
Gain on investments, net	1	-%	773	0.6%
Income (loss) before taxes	14,724	11.4%	(63,289)	(47.2)%
Income tax expense	2,973	2.3%	5,535	4.1%
Net income (loss)	$11,751	9.1%	$(68,824)	(51.3)%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	April 1, 2016		April 3, 2015
Industrial & infrastructure	$82,154	63.5%	$90,674	67.6%
Consumer & computing	47,125	36.5	43,479	32.4
Total	$129,279	100.0%	$134,153	100.0%

Revenue decreased $4.9 million, or 3.7%, to $129.3 million during the quarter ended April 1, 2016 from $134.2 million during the quarter ended April 3, 2015.  Revenue from the industrial and infrastructure end market decreased by 9.4%

compared to the quarter ended April 3, 2015, while revenue from the consumer and computing end market increased by 8.4%.  In the quarter ended April 1, 2016, the unfavorable impact from changes in average selling prices, or ASPs, decreased revenue by $18.8 million, which was offset by higher overall unit demand which increased revenue by $13.9 million.

Revenue during the quarter ended April 1, 2016 was impacted by overall weakness in the demand environment from the industrial and infrastructure end market and lower sales of certain low-margin consumer products which were deemphasized.

On a sequential basis, we expect revenue from our industrial and infrastructure end market to increase in the second quarter of 2016 while revenue from the consumer and computing end market is expected to decrease modestly.

Geographical revenue ($ in thousands and % of revenue):

	April 1, 2016		April 3, 2015
Asia	$94,049	72.7%	$96,411	71.9%
North America	21,806	16.9	25,442	19.0
Europe and other	13,424	10.4	12,300	9.1
Total	$129,279	100.0%	$134,153	100.0%

One distributor that supports a wide range of customers around the world accounted for 18.3% and 22.0% of our revenue during the quarters ended April 1, 2016 and April 3, 2015, respectively.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead, and depreciation associated with manufacturing pertaining to products sold.  As a percentage of revenue, gross margin was 58.8% during the quarter ended April 1, 2016 compared to 59.9% during the quarter ended April 3, 2015.  The decrease in gross margin was primarily due to a change in the mix of products sold.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers, and technology license agreement expenses.

R&D expenses increased by 5.3% to $33.7 million during the quarter ended April 1, 2016, compared to $32.0 million during the quarter ended April 3, 2015, mainly due to higher spending on supplies and consumables relating to new product development.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive, and other administrative functions.

SG&A expenses decreased by 7.8% to $23.5 million during the quarter ended April 1, 2016 from $25.5 million during the quarter ended April 3, 2015. The quarter ended April 3, 2015 included termination pay of $0.8 million which did not recur in the quarter ended April 1, 2016.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased to $3.5 million during the quarter ended April 1, 2016 from $5.6 million during the quarter ended April 3, 2015.  The decrease was a result of certain intangible assets becoming fully amortized during the quarter ended January 1, 2016, offset partially by an increase in amortization related to intangible assets associated with our acquisition of Great Wall Semiconductor Corporation on September 8, 2015.

Provision for TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims and recommended to the court that we pay $48.8 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim along with $74,000 in damages for patent infringement.  The jury’s verdict also included other duplicative damages of $30.0 million.  After the trial, TAOS filed post-trial motions seeking unspecified attorneys’ fees, enhanced patent infringement damages, $18.1 million in pre-judgment interest, which will continue to accrue until the judgment is entered, and a permanent injunction enjoining us from making or selling certain ambient light sensor products. We have vigorously opposed each of these motions.  We filed post-trial motions for a new trial and renewed a motion for judgment as a matter of law.  In January 2016, the court heard oral arguments on TAOS’ motions for a permanent injunction and unspecified attorneys’ fees, but declined to hear oral argument on the other motions before it.  On April 22, 2016, the court denied TAOS’ motion for permanent injunction, but allowed for a continuing reasonable royalty on parts found to be infringing TAOS’ patent.  On April 26, 2016, the court issued its order on the remaining post-trial motions, in relevant part, granting TAOS’ motion for entry of final judgment, consistent with the jury’s verdict, but without the duplicative damages.  The court also indicated it intends to award to TAOS $18.2 million in pre-judgment interest plus court costs.  After judgment is entered, we will file an appeal with the U.S. Court of Appeals for the Federal Circuit.

As a consequence of the verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs, but excluding the damages we believe to be duplicative. No change was required to our estimate as a result of the April 26, 2016 order.  Since April 3, 2015, we incurred $3.4 million of legal costs, and, as such, the accrual outstanding as of April 1, 2016 was $77.7 million. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

(Loss) Gain on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $10.1 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the plan assets are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation liabilities are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended April 1, 2016, we recorded a loss of $0.1 million on deferred compensation investments and a $0.1 million gain on recovery of auction rate securities that had previously been written off.

Income Taxes

Our income tax expense was $3.0 million, an effective tax rate of 20.1%, for the quarter ended April 1, 2016 compared to an income tax expense of $5.5 million, which equated to a negative effective tax rate of 8.7%, for the quarter ended April 3, 2015.

Our effective tax rate for the quarter ended April 1, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, primarily in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity, and other permanent non-deductible items, such as equity based compensation associated with our cost sharing arrangement with Malaysia.  Our effective tax rate was negative for the quarter ended April 3, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $81.1 million expense recorded for the TAOS litigation was treated as an unusual and discrete item for the quarter, for which the future tax benefit was $1.2 million, and the loss was allocated primarily to our Malaysian operations.

Contractual Obligations and Off-Balance Sheet Arrangements

As of April 1, 2016, we had $23.2 million of open purchase orders for inventory from suppliers and $3.6 million of open asset purchase commitments for leasehold improvements and production equipment. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations, together with our cash and investment balances and available credit facility, will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments.  As of April 1, 2016, our total stockholders’ equity was $965.2 million and we had $253.6 million in cash and cash equivalents.

As of April 1, 2016, $199.8 million of our cash and cash equivalents were held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with our Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods, which allows for the repatriation of $125.0 million. As of April 1, 2016, $70.5 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations were $17.7 million during the quarter ended April 1, 2016,  as compared to $26.8 million during the quarter ended April 3, 2015. During the quarter ended April 1, 2016,  we recorded a net income of $11.8 million as compared to a net loss of $68.8 million in the quarter ended April 3, 2015.  Changes in operating assets and liabilities contributed $7.7 million in net cash outflows provided by operating activities, as compared to an outflow of $80.5 million net cash used in operating activities, in the quarters ended April 1, 2016 and April 3, 2015, respectively.  The cash flow from operating activities in the quarter ended April 3, 2015 included a provision for TAOS litigation of $81.1 million.

Accounts receivables at April 1, 2016 increased to $ 49.0 million from $ 42.6 million at January 1, 2016, an increase of $6.3 million due to higher revenue in the current quarter as well as unfavorable linearity of revenue compared to the quarter ended January 1, 2016.  Prepaid expenses and other current assets increased from $7.1 million at January 1, 2016 to $12.8 million at April 1, 2016, an increase of $5.7 million, mainly due to payroll tax deposits relating to the vesting of our employee equity-based awards.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

For the quarter ended April 1, 2016, our cash flows used in investing activities was $2.7 million, compared to $4.4 million during the quarter ended April 3, 2015.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, and exercise of employee stock options.

For the quarter ended April 1, 2016, our cash flows used in financing activities was $9.6 million, compared to $11.3 million during the quarter ended April 3, 2015.

Dividends on Common Stock

In April 2016, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in dividends to be paid on or about May 27, 2016, to stockholders of record as of the close of business on May 17, 2016.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions could reduce product demand and affect other related matters. Demand could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that could affect consumer confidence, customer acceptance of our products, changes in customer order patterns including, order cancellations, and changes in the level of inventory held by vendors.

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

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2015 Annual Report on Form 10-K filed with the SEC on February 12, 2016.

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 1, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of April 1, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by us in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, filed with the SEC on February 12, 2016, which could materially adversely affect our business, financial condition, and/or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On April 21, 2016, our Board of Directors adopted an amended and restated form of Indemnification Agreement for members of our Board and executive officers to provide indemnification consistent with changes in Delaware law occurring after the existing agreements providing for indemnification were entered into.  The foregoing description of the amended and restated form of Indemnification Agreement is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Indemnification Agreement which is filed as Exhibit 10.17.

On April 21, 2016, our Board of Directors adopted amendments to our Bylaws.  The Bylaws were amended primarily to include clarifying changes to the notice and conduct requirements for meetings of stockholders and allow for electronic communications.  The foregoing description of the amended Bylaws is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Fourth Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).
3.2*	Fourth Amended and Restated Bylaws of Intersil Corporation.
4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).
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

10.6

Consent Agreement between Intersil Corporation and the Office of Defense Trade Controls Compliance ("DTCC"), Bureau of Political-Military Affairs, U.S. Department of State, dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2014).

10.7+	Intersil Corporation Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.8+

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan Terms and Conditions RSU Award (effective August 1, 2015) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 12, 2016).

10.9+	Intersil Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.10+	Intersil Corporation Executive Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.11+

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective December 9, 2012, in favor of James Diller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13. 2012).

10.12+	Employment Agreement between Intersil Corporation and Necip Sayiner, dated March 11, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2013).
10.13+

Executive Change in Control Severance Benefits Agreement between Intersil Corporation and Necip Sayiner, dated March 14, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2013).

10.14+

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective April 1, 2013, in favor of Necip Sayiner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2013).

10.15+

Separation Agreement and General Release between Intersil Corporation and Gerry Edwards, dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2015).

10.16+

Agreement and General Release between Thomas Tokos and Intersil Corporation, dated as of November 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2015).

10.17*	Form of Intersil Corporation Indemnity Agreement
10.18+	Form of Amended and Restated Executive Change in Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on February 12, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

Date: April 26, 2016