Form 10-Q
period 2016-07-01
INTERSIL CORP/DE
filed 2016-07-28
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on July 22, 2016:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	135,496,590

INTERSIL CORPORATION

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Revenue	$134,009	$132,441	$263,288	$266,594
Cost of revenue	54,421	53,948	107,740	107,775
Gross profit	79,588	78,493	155,548	158,819

Operating costs and expenses:
Research and development	34,211	33,098	67,889	65,115
Selling, general and administrative	25,248	25,194	48,797	50,647
Amortization of purchased intangibles	2,867	4,026	6,395	9,587
Restructuring and related costs	13,508	-	13,508	-
Provision for TAOS litigation	1,255	-	1,255	81,100
Operating income (loss)	2,499	16,175	17,704	(47,630)
Interest expense and other	(537)	(503)	(1,019)	(760)
Gain (loss) on investments, net	211	(71)	212	702
Income (loss) before taxes	2,173	15,601	16,897	(47,688)
Income tax expense (benefit)	784	(22,123)	3,757	(16,588)
Net income (loss)	$1,389	$37,724	$13,140	$(31,100)

Earnings (loss) per share
Basic	$0.01	$0.29	$0.10	$(0.24)
Diluted	$0.01	$0.28	$0.10	$(0.24)

Cash dividends declared per common share	0.12	0.12	0.24	0.24

Weighted average common shares outstanding:
Basic	135,086	131,916	133,972	131,214
Diluted	137,332	132,823	135,972	131,214

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Quarter Ended		Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015

Net income (loss)	$1,389	$37,724	$13,140	$(31,100)
Currency translation adjustments, net	591	201	859	(808)
Comprehensive income (loss)	$1,980	$37,925	$13,999	$(31,908)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	July 1, 2016	January 1, 2016
Assets
Current Assets:
Cash and cash equivalents	$256,864	$247,403
Trade receivables, net of reserves ($12,579 as of July 1, 2016 and $14,541 as of January 1, 2016)	53,578	42,684
Inventories	69,477	65,334
Prepaid expenses and other current assets	6,162	7,176
Income taxes receivable	7,573	7,584
Total Current Assets	393,654	370,181
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($244,073 as of July 1, 2016 and $273,352 as of January 1, 2016)	57,520	71,044
Purchased intangibles, net of accumulated amortization ($51,520 as of July 1, 2016 and $77,225 as of January 1, 2016)	26,112	32,507
Goodwill	571,770	571,770
Deferred income tax assets	63,484	63,139
Other non-current assets	32,053	29,977
Total Non-current Assets	750,939	768,437
Total Assets	$1,144,593	$1,138,618
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables	$24,245	$23,382
Accrued compensation	32,615	31,662
Other accrued expenses and liabilities	21,778	17,251
Deferred income	15,881	14,482
Income taxes payable	5,587	3,270
Provision for TAOS litigation	78,557	77,988
Total Current Liabilities	178,663	168,035
Non-current liabilities:
Income taxes payable	1,643	1,609
Other non-current liabilities	13,316	14,225
Total Non-current Liabilities	14,959	15,834
Stockholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 135,396,641 shares issued and outstanding as of July 1, 2016 and 132,728,391 shares issued and outstanding as of January 1, 2016	1,343	1,327
Additional paid-in capital	1,542,989	1,559,334
Accumulated deficit	(591,793)	(604,937)
Accumulated other comprehensive loss	(1,568)	(975)
Total Stockholders' Equity	950,971	954,749
Total Liabilities and Stockholders' Equity	$1,144,593	$1,138,618

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Two Quarters Ended
	July 1, 2016	July 3, 2015

Operating Activities
Net income (loss)	$13,140	$(31,100)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,046	8,093
Amortization of intangibles	6,395	9,587
Equity-based compensation	14,604	12,445
Deferred income taxes	(1,635)	(5,450)
Excess tax benefit received on exercise of stock options	(806)	(550)
Loss on sale of fixed assets	50	15
Non-cash portion of restructuring charges	9,998	-
Gain on investments	(70)	(588)
Changes in operating assets and liabilities:
Trade receivables	(10,895)	(387)
Inventories	(4,143)	1,955
Prepaid expenses and other current assets	1,014	3,217
Trade payables and other liabilities	9,790	(2,607)
Provision for TAOS litigation	569	79,017
Income taxes	2,839	(57,743)
Other long-term assets / liabilities, net	(3,030)	35,117
Net cash flows provided by operating activities	44,866	51,021

Investing Activities
Proceeds from long-term investments	70	588
Purchase of property, plant and equipment	(4,720)	(9,987)
Net cash flows used in investing activities	(4,650)	(9,399)

Financing Activities
Proceeds, net of taxes withheld, from equity-based awards	3,249	6,206
Dividends paid	(34,865)	(32,893)
Net cash flows used in financing activities	(31,616)	(26,687)

Effect of exchange rates on cash and cash equivalents	861	(1,189)

Net change in cash and cash equivalents	9,461	13,746
Cash and cash equivalents at the beginning of the period	247,403	211,216
Cash and cash equivalents at the end of the period	$256,864	$224,962

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

We utilize a 52/53 fiscal week year, ending on the nearest Friday to December 31.  Fiscal years 2016 and 2015, are and were, respectively, 52-week years. Quarterly and annual periods vary from exact calendar quarters and years.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard update, or ASU, 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

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

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue equity-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for equity-based payment award transactions, which include income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for us beginning in the first quarter of 2017; early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2016, FASB issued an update to ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of July 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash equivalents:
Time deposit	$1,023	$1,023	$-
Other non-current assets:
Deferred compensation investments	$10,359	$762	$9,597
Total assets measured at fair value	$11,382	$1,785	$9,597

	Fair value as of January 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash equivalents:
Time deposit	$827	$827	$-
Other non-current assets:
Deferred compensation investments	$9,855	$400	$9,455
Total assets measured at fair value	$10,682	$1,227	$9,455

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the two quarters ended July  1, 2016 and July 3, 2015.

Note 4 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	July 1, 2016	January 1, 2016
Finished products	$18,442	$22,522
Work in process	47,230	38,238
Raw materials	3,805	4,574
Total inventories	$69,477	$65,334

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

There were no impairment triggers noted during the two quarters ended July 1, 2016.

Purchased Intangibles —  Our intangible assets consisted of the following (in thousands):

	As of July 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$14,600	$77,632
Accumulated amortization	40,122	11,398	51,520
Purchased intangibles, net	$22,910	$3,202	$26,112

	As of January 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$46,700	$109,732
Accumulated amortization	36,065	41,160	77,225
Purchased intangibles, net	$26,967	$5,540	$32,507

Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five to seven years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of three to seven years.  No trigger requiring an impairment review was noted during the two quarters ended July 1, 2016.

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
2016	$5,339
2017	9,480
2018	4,362
2019	1,890
2020 and thereafter	5,041
Total expected amortization expense	$26,112

Note 6 — Income Taxes

Our income tax expense was $0.8 million, which equates to an effective tax rate of 36.1%, for the quarter ended July 1, 2016 compared to an income tax benefit of $22.1 million, which equated to a negative effective tax rate of 141.8%, for the quarter ended July 3, 2015.  Our income tax expense was $3.8 million, which equates to an effective tax rate of 22.2%, for the two quarters ended July 1, 2016 compared to an income tax expense of $16.6 million, which equated to a negative effective tax rate of 34.8%, for the two quarters ended July 3, 2015.

Our effective tax rate for the quarter ended July 1, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, principally in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity and other permanent non-deductible items.  Our effective tax rate was negative for the quarter ended July 3, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $81.1 million accrual recorded for the TAOS litigation was treated as an unusual and discrete item for the quarter, for which the future tax benefit was $1.2 million, and the loss was allocated primarily to our Malaysian operations.  Additionally, the two quarters ended July 3, 2015 included a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the period.

For the quarter ended July 1, 2016, we have no material changes to our tax years subject to examination by major tax jurisdictions.  Accordingly, we have no material changes to our unrecognized tax benefits and related interest and penalty since the year ended January 1, 2016.  We do not believe that there will be a significant increase or decrease in unrecognized tax benefits within the next six months.

Note 7 — Long-Term Debt

On July 19, 2016, we entered into an amended and restated five-year, $225.0 million revolving credit facility, or the Amended Facility, that matures on July 19, 2021 and is payable in full upon maturity.  The Amended Facility replaces our five-year, $325.0 million revolving credit facility, or the Facility, that would have matured on September 1, 2016. Under the Amended Facility, $50.0 million is available for the issuance of standby letters of credit, $30.0 million is available as swing line loans, and $70.0 million is available for multicurrency borrowings. Amounts repaid under the Amended Facility may be re-borrowed. We did not have any outstanding borrowings against the Facility as of July 1, 2016 or January 1, 2016.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.1 million and $1.3 million as of July 1, 2016 and January 1, 2016, respectively. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Class A Common Stock — Share activity for Class A common stock since January 1, 2016 (in thousands):

Beginning balance as of January 1, 2016	132,728
Shares issued under stock plans, net of shares withheld for taxes	2,669
Ending balance as of July 1, 2016	135,397

Dividends —During April 2016, our Board of Directors declared a dividend of $0.12 per share of common stock payable on or about May 27, 2016, to stockholders of record as of the close of business on May 17, 2016.  During July 2016, our Board of Directors declared a dividend of $0.12 per share of common stock payable on or about August 26, 2016, to stockholders of record as of the close of business on August 16, 2016.

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Two Quarters Ended
	July 1, 2016	July 3, 2015
Awards	$13.38	$14.82

Equity-based Compensation Summary — The following table presents information about options and awards as of and activity for the quarter ended July 1, 2016:

	Options			Awards	Aggregate information
	Shares	Weighted-average price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 1, 2016	4,013	$12.02	2.2	5,509	$75,432	$29,042
Granted (1)	-	-	-	1,975
Exercised (2)	(1,066)	10.57	1.6	(1,901)
Canceled	(120)	16.30	0.3	(409)
Outstanding as of July 1, 2016	2,827	$12.38	1.8	5,174	$73,872	$38,360

As of July 1, 2016:
Exercisable/vested (2)	2,738	$12.37	1.7	67	$4,903
Vested and expected to vest	2,827	$12.38	1.8	3,384	$53,724

(1) Grants include 344,476 MSU Awards issued during the two quarters ended July 1, 2016.

(2) Awards exercised are those that have reached full vested status and have been delivered to the recipients as a taxable event due to an elected deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of July 1, 2016 were 67,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Two Quarters Ended
	July 1, 2016	July 3, 2015
	in thousands

Shares issued under the employee stock purchase plan	254	265
Aggregate intrinsic value of stock options exercised	$2,941	$1,458

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended		Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
By statement of operations line item
Cost of revenue	$284	$437	$742	$829
Research and development	$3,834	$2,658	$6,937	$5,409
Selling, general and administrative	$4,004	$3,594	$6,925	$6,207
By stock type
Stock options	$13	$105	$48	$483
Restricted and deferred stock awards	$7,855	$6,299	$14,047	$11,363
Employee stock purchase plan	$254	$285	$509	$599

Market based Grants — As of July 1, 2016, we had options and awards outstanding that include service conditions as well as market conditions related to total stockholder return. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	July 1, 2016
	Options	Awards
	(in thousands)
Market-based units outstanding	-	931
Maximum shares that could be issued assuming the highest level of performance	-	2,161
Market-based shares expected to vest / vested	-	872
Amount to be recognized as compensation cost over the performance period	$-	$4,191

Note 10 —Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Numerator:
Net income (loss) to common stockholders	$1,389	$37,724	$13,140	$(31,100)
Denominator:
Denominator for basic earnings per share—weighted average common shares	135,086	131,916	133,972	131,214
Effect of stock options and awards	2,246	907	2,000	-
Denominator for diluted earnings per share—adjusted weighted average common shares	137,332	132,823	135,972	131,214
Earnings per share:
Basic	$0.01	$0.29	$0.10	$(0.24)
Diluted	$0.01	$0.28	$0.10	$(0.24)
Anti-dilutive shares not included in the above calculations:
Awards	-	-	-	5,655
Options	1,419	1,111	1,070	812

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits, or ICs. Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Other than as stated in this Note 12, there were no material changes in our legal matters and indemnifications, as disclosed in our Annual Report on Form 10-K since the year ended January 1, 2016.

TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims and recommended to the court that we pay

$48.8 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim along with $74,000 in damages for patent infringement.  The jury’s verdict also included other duplicative damages of $30.0 million.  After certain post-trial motions were heard, on June 9, 2016, the court entered a final judgment against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal.

As a consequence of the jury’s verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs, but excluding the damages we believed to be duplicative. As a result of the entry of the June 9, 2016 judgment, we increased our accrual for this matter by $1.3 million.  Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Environmental matter

In correspondence dated September 28, 2015, counsel for Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors, including General Electric, or GE, and Harris Corporation, or Harris, of our Taiwan subsidiary, Intersil Ltd. In the September 28 correspondence, TCETVT also informed us that the Taipei District Court entered a judgment of $18.5 million in the lawsuit against TCETVT, which judgment has been appealed. In addition, TCETVT informed us that they have incurred costs of $11.2 million in defending against the lawsuit through September 1, 2015.  We were also advised by TCETVT that additional claimants made be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.  In its September 28, 2015 letter, TCETVT informed us that it reserved its right to seek indemnification from us for any and all costs associated with the remediation of the contamination on that site and nearby areas. TCETVT claims they have incurred $15.9 million in remediation-related costs through September 1, 2015.

By letter dated June 22, 2016 from counsel for GE and a letter dated July 14, 2016 from counsel for TCETVT, we were advised that in April 2016 the Taiwan Supreme Court denied the request to add additional claimants to the existing lawsuit and that, in response to the denial, the plaintiffs filed a new, but related lawsuit, claiming damages on behalf of 1,147 new claimants as well as adding additional sites at which the toxic torts were alleged to have occurred such that the resulting liability could be as high as an additional $225.0 million.

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

Export Compliance Settlement

A portion of our activities are subject to export control regulations administered by the U.S. Department of State, or DOS, under the U.S. Arms Export Control Act, or AECA, and the International Traffic in Arms Regulations, or ITAR.  In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls, or DTCC, information concerning export activities for the years of 2005 through 2010.  ITAR gives the DOS authority to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles.  In June of 2013, the DTCC notified us of potential ITAR violations and that it was considering pursuing administrative proceedings against us.  On June 16, 2014, we entered into a Consent Agreement with the DTCC for the purpose of resolving the potential ITAR violations.  The Consent Agreement contained a two-year term and provided for: (i) payment of an aggregate civil penalty of $10.0 million, $4.0 million of which was suspended and eligible for an offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an Internal Special Compliance Official to oversee compliance with the Consent Agreement and U.S. export control regulations, in general; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  In connection with the Consent Agreement, we estimated and recorded a $6.0 million charge in the quarter ended October 4, 2013 and an additional $4.0 million charge in the quarter ended April 4, 2014, when the amount of the penalty was determined.  The $6.0 million portion of the settlement, which was not subject to suspension, was paid in two installments of $3.0 million each, in June 2014 and June 2015.  On March 29, 2016, we notified the DTCC that we had met all of the requirements under the Consent Agreement, as required by Paragraph 30 of the Consent Agreement.  On June 17, 2016, we notified the DTCC that the investments we had made in our export control compliance program, which included additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process, were eligible for credit against the entire amount of the suspended portion of the settlement amount.  On June 20, 2016, the DTCC notified us that the expenses we incurred were eligible for and credited against the entire $4.0 million suspended payment.  Finally, on June 21, 2016, the DTCC notified us that it had closed the Consent Agreement based, in part, on DTCC’s conclusion that we had fulfilled the terms of the Consent Agreement.

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

Note 13 — Restructuring and Related Costs

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida or the 200mm Line.  The investment in the 200mm Line was undertaken approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line.  Since the long-lived assets related to the 200 mm Line were not available for immediate sale, these assets have been classified as assets held-and-used as of July 1, 2016.  Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line.  The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets.  We also recorded impairment charges of $1 million for specific inventory items related to the 200 mm Line which had no alternative use.

In addition we recorded $2.5 million of severance and other employee benefit costs related to the decommissioning and other cost reduction actions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q  contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil” which may also be referred to as “we,” “us,” or “our”) that are based upon our current estimates, expectations, assumptions, and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the semiconductor industry and the markets addressed by our products and our customers’ products;
•	global economic weakness, including insufficient credit available for our customers to purchase our products;
•	successful development of new products;
•	demand for, and market acceptance of, new and existing products;
•	the timing of new product introductions and new product performance and quality;
•	manufacturing difficulties, such as the availability, cost, and extent of utilization of manufacturing capacity and raw materials;
•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
•	pricing pressures and other competitive factors, such as competitors’ new products;
•	changes in product mix;
•	product obsolescence;
•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;
•	the ability to service our customers;
•	the need for additional capital;
•	legislative, tax, accounting, or regulatory changes, or changes in their interpretation;
•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;
•	the extent and timing that customers order and use our products and services in their production or business;
•	competitors with significantly greater financial, technical, manufacturing, and marketing resources;
•	fluctuations in manufacturing yields;
•	procurement shortage;
•	transportation, communication, demand, information technology, or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;
•	changes in import or export regulations; and
•	exchange rate fluctuations.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We design and develop innovative power management and precision analog integrated circuits, or ICs.  We are a supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer, and industrial markets. We supply a full range of power IC solutions including battery management, computing power, display power, regulators and controllers, and power modules; as well as precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, and interface products.  As a supplier to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the two quarters ended July 1, 2016 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Recent Accounting Guidance Not Yet Adopted

In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for us beginning in the first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue equity-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for equity-based payment award transactions which include income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. ASU 2016-09 will become effective for us beginning in the first quarter of 2017; early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2016, FASB issued an update to ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Results of Operations

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods ($ in thousands):

	Quarter Ended				Two Quarters Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
Revenue	$134,009	100.0%	$132,441	100.0%	$263,288	100.0%	$266,594	100.0%
Cost of revenue	54,421	40.6%	53,948	40.7%	107,740	40.9%	107,775	40.4%
Gross profit	79,588	59.4%	78,493	59.3%	155,548	59.1%	158,819	59.6%
Operating costs and expenses:
Research and development	34,211	25.5%	33,098	25.0%	67,889	25.8%	65,115	24.4%
Selling, general and administrative	25,248	18.8%	25,194	19.0%	48,797	18.5%	50,647	19.0%
Amortization of purchased intangibles	2,867	2.1%	4,026	3.0%	6,395	2.4%	9,587	3.6%
Restructuring and related costs	13,508	10.1%	-	-%	13,508	5.1%	-	-%
Provision for TAOS litigation	1,255	0.9%	-	-%	1,255	0.5%	81,100	30.4%
Operating income (loss)	2,499	2.0%	16,175	12.3%	17,704	6.8%	(47,630)	(17.8)%
Interest expense and other	(537)	(0.4)%	(503)	(0.4)%	(1,019)	(0.4)%	(760)	(0.3)%
Gain (loss) on investments, net	211	0.2%	(71)	(0.1)%	212	0.1%	702	0.3%
Income (loss) before taxes	2,173	1.8%	15,601	11.8%	16,897	6.5%	(47,688)	(17.8)%
Income tax expense (benefit)	784	0.6%	(22,123)	(16.7)%	3,757	1.4%	(16,588)	(6.2)%
Net income (loss)	$1,389	1.2%	$37,724	28.5%	$13,140	5.1%	$(31,100)	(11.6)%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter Ended				Two Quarters Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
Industrial & infrastructure	$88,589	66.1%	$87,906	66.4%	$170,743	64.9%	$178,580	67.0%
Consumer & computing	45,420	33.9	44,535	33.6	92,545	35.1	88,014	33.0
Total	$134,009	100.0%	$132,441	100.0%	$263,288	100.0%	$266,594	100.0%

Revenue increased by  $1.6 million, or 1.2%, to $134.0 million during the quarter ended July 1, 2016 from $132.4 million during the quarter ended July 3, 2015.  Revenue from the industrial and infrastructure end market increased by 0.8% compared to the quarter ended July 3, 2015, while revenue from the consumer and computing end market increased by 2%.  In the quarter ended July 1, 2016, the unfavorable impact from changes in average selling prices, or ASPs, decreased revenue by $8.3 million, which was offset by higher overall unit demand which increased revenue by $9.9 million.

Revenue decreased $3.3 million, or 1.2%, to $263.3 million during the two quarters ended July 1, 2016 from $266.6 million during the two quarters ended July 3, 2015.  Revenue from the industrial and infrastructure end market decreased by 4.4% compared to the two quarters ended July 3, 2015, while revenue from the consumer and computing end market increased by 5.1%.  In the two quarters ended July 1, 2016, the unfavorable impact from changes in average selling prices, or ASPs, decreased revenue by $27.0 million, which was offset by higher overall unit demand which increased revenue by $23.7 million.

We expect revenue from both our end markets to increase in the third quarter of 2016.

Geographical revenue ($ in thousands and % of revenue):

	Quarter Ended				Two Quarters Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
Asia	$95,722	71.4%	$95,006	71.7%	$189,771	72.0%	$189,903	71.2%
North America	25,493	19.0	23,719	17.9	47,299	18.0	48,761	18.3
Europe and other	12,794	9.6	13,716	10.4	26,218	10.0	27,930	10.5
Total	$134,009	100.0%	$132,441	100.0%	$263,288	100.0%	$266,594	100.0%

One distributor that supports a wide range of customers around the world accounted for 17.8% and 19.6% of our revenue during the quarters ended July 1, 2016 and July 3, 2015, respectively, and 18.0% and 20.8% of our revenue during the two quarters ended July 1, 2016 and July 3, 2015, respectively.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead, and depreciation associated with manufacturing pertaining to products sold.

As a percentage of revenue, gross margin was 59.4% during the quarter ended July 1, 2016 compared to 59.3% during the quarter ended July 3, 2015.  The increase in gross margin was primarily due to a change in the mix of products sold.

As a percentage of revenue, gross margin was 59.1% during the two quarters ended July 1, 2016 compared to 59.6% during the two quarters ended July 3, 2015.  The decrease in gross margin was primarily due to a change in the mix of products sold.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers, and technology license agreement expenses.

R&D expenses increased by 3.3% to $34.2 million during the quarter ended July 1, 2016, compared to $33.1 million during the quarter ended July 3, 2015, mainly due to higher equity-based compensation expense.

R&D expenses increased by 4.3% to $67.9 million during the two quarters  ended July 1, 2016, compared to $65.1 million during the two quarters ended July 3, 2015, mainly due to higher equity-based compensation expense as well as higher spending on supplies and consumables.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive, and other administrative functions.

SG&A expenses were flat at $25.2 million during the quarter ended July 1, 2016 compared to  $25.2 million during the quarter ended July 3, 2015.

SG&A expenses decreased by 3.6% to $48.8 million during the two quarters ended July 1, 2016 from $50.6 million during the two quarters ended July 3, 2015. The two quarters ended July 3, 2015 included termination pay of $1.1 million which did not recur in the two quarters ended July 1, 2016.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased to $2.9 million during the quarter ended July 1, 2016 from $4.0 million during the quarter ended July 3, 2015.  The decrease was a result of certain intangible assets becoming fully amortized during the quarters ended July 1, 2016 and January 1, 2016, offset partially by an increase in amortization related to intangible assets associated with our acquisition of Great Wall Semiconductor Corporation on September 8, 2015.

Amortization of purchased intangibles decreased to $6.4 million during the two quarters ended July 1, 2016 from $9.6 million during the two quarters ended July 3, 2015.  The decrease was a result of certain intangible assets becoming fully amortized during the two quarters ended July 1, 2016, offset partially by an increase in amortization related to intangible assets associated with our acquisition of Great Wall Semiconductor Corporation on September 8, 2015.

Restructuring and related costs

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida or the 200mm Line.  The investment in the 200mm Line was undertaken approximately four years ago to address the need to extend the production life for certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line.  Since the long-lived assets related to the 200 mm Line were not available for immediate sale, these assets have been classified as assets held-and-used as of July 1, 2016.  Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line.  The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets.  Additional impairment charges related to the disposition of these long-lived assets are expected to be recorded in subsequent periods.  We also recorded impairment charges of $1 million for specific inventory items related to the 200 mm Line which had no alternative use.

In addition we recorded $2.5 million of severance and other employee benefit costs related to the decommissioning and other cost reduction actions.

Provision for TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims and recommended to the court that we pay $48.8 million in actual damages and $10.0 million in exemplary damages on the trade secret misappropriation claim along with $74,000 in damages for patent infringement.  The jury’s verdict also included other duplicative damages of $30.0 million.  After certain post-trial motions were heard, on June 9, 2016, the court entered a final judgment against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal.

As a consequence of the jury’s verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs, but excluding the damages we believed to be duplicative. As a result of the entry of the June 9, 2016 judgment, we increased our accrual for this matter by $1.3 million.  Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Gain (loss) on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $10.4 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the plan assets are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation liabilities are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended July 1, 2016, we recorded a gain of $0.2 million on deferred compensation investments and a $0.1 million gain on recovery of auction rate securities that had previously been written off.

Income Taxes

Our income tax expense was $0.8 million, an effective tax rate of 36.1%, for the quarter ended July 1, 2016 compared to an income tax benefit of $22.1 million, which equated to a negative effective tax rate of 141.8%, for the quarter ended July 3, 2015.  Our income tax expense was $3.8 million, which equates to an effective tax rate of 22.2%, for the two quarters ended July 1, 2016 compared to an income tax benefit of $16.6 million, which equated to a negative effective tax rate of 35%, for the two quarters ended July 3, 2015.

Our effective tax rate for the quarter ended July 1, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, primarily in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity, and other permanent non-deductible items, such as equity based compensation associated with our cost sharing arrangement with Malaysia.  Our effective tax rate was negative for the quarter ended July 3, 2015, primarily due to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the quarter. This uncertain tax position is related to certain intercompany transfer of assets in fiscal 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

As of July 1, 2016, we had $14.1 million of open purchase orders for inventory from suppliers and $2.7 million of open asset purchase commitments for leasehold improvements and production equipment. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations, together with our cash and investment balances and available credit facility, will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments.  As of July 1, 2016, our total stockholders’ equity was $951.0 million and we had $256.9 million in cash and cash equivalents.

As of July 1, 2016, $205.6 million of our cash and cash equivalents were held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with our Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods, which allows for the repatriation of $125.0 million. As of July 1, 2016, $70.5 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations were $44.9 million during the two quarters ended July 1, 2016,  as compared to $51.0 million during the two quarters ended July 3, 2015. During the two quarters ended July 1, 2016,  we recorded a net income of $13.1 million as compared to a net loss of $31.1 million in the two quarters ended July 3, 2015.  Changes in operating assets and liabilities contributed $3.9 million in net cash outflows provided by operating activities, as compared to an inflow of $58.6 million net cash used in operating activities, in the two quarters ended July 1, 2016 and July 3, 2015, respectively.

The changes in operating assets and liabilities during the two quarters ended July 1, 2016 were primarily due to the following:

•	Trade receivables increased by $10.9 million due to higher revenue in the current quarter as well as unfavorable linearity of revenue compared to the quarter ended January 1, 2016.
•	Inventories at July 1, 2016 increased by $4.1 million due to a last-time buy of inventory from a supplier.
•	Other accrued expenses increased by $4.9 million primarily due to accruals for restructuring.

The changes in operating assets and liabilities during the two quarters ended July 3, 2015 were mainly due to the following:

•

The provision for the TAOS litigation increased by $79.0 million.  Please see Note 12 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

•

Income taxes payable decreased by $57.7 million.  Other non-current assets decreased by $35.2 million, primarily due to a decrease in deferred taxes. The decreases in income taxes payable and deferred taxes were due to settlement of uncertain tax positions.

•	Prepaid expenses and other current assets decreased due to settlement of withholding taxes on advance deposits.
•

Trade payable and other accrued liabilities decreased primarily due to settlement of withholding tax liabilities and payment of the previously accrued for settlement with the U.S. Department of State under our Consent Agreement.

Investing activities

Investing cash flows consist primarily of capital expenditures and net investment purchases and maturities.

For the two quarters ended July 1, 2016, our cash flows used in investing activities was $4.7 million, compared to $9.4 million during the two quarters ended July 3, 2015, primarily due to a decrease in purchases of property, plant, and equipment during the two quarters ended July 1, 2016.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, and exercise of employee stock options.

For the two quarters ended July 1, 2016, our cash flows used in financing activities was $31.6 million, compared to $26.7 million during the two quarters ended July 3, 2015, primarily due to a decrease in proceeds from equity-based awards during the two quarters ended July 1, 2016.

Dividends on Common Stock

In July 2016, our Board of Directors declared a dividend of $0.12 per share of common stock resulting in dividends to be paid on or about August 26, 2016, to stockholders of record as of the close of business on August 16, 2016.

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

Our cash and cash equivalents and investments are subject to three market risks: interest rate risk, credit risk, and liquidity risk.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2015 Annual Report on Form 10-K filed with the SEC on February 12, 2016.

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of July 1, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of July 1, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by us in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 1, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005).
3.2	Fourth Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on April 26, 2016).
4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007).
10.1

Amended and Restated Credit Agreement, dated July 19, 2016, by and among Intersil Corporation, as the Borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lender parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2016).

10.2

Credit Agreement dated September 1, 2011, by and among Intersil Corporation, the Lenders (as defined therein), Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2011).

10.3

First Amendment to Credit Agreement dated June 20, 2012, by and among Intersil Corporation, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 3, 2012).

10.4

Second Amendment to Credit Agreement dated September 20, 2012, by and among Intersil Corporation, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on November 2, 2012).

10.5	Office Lease between MRTP, LLC and Intersil Corporation, dated March 1, 2010 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on May 7, 2010).
10.6

First Amendment to Office Lease by and between Intersil Corporation and SPUS6 Murphy Crossing, LP (as successor-in-interest to MRTP, LLC), dated as of December 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 24, 2015).

10.7

Consent Agreement between Intersil Corporation and the Office of Defense Trade Controls Compliance ("DTCC"), Bureau of Political-Military Affairs, U.S. Department of State, dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2014).

10.8+	Intersil Corporation Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.9+

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan Terms and Conditions RSU Award (effective August 1, 2015) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 12, 2016).

10.10+	Intersil Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.11+	Intersil Corporation Executive Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014).
10.12+

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective December 9, 2012, in favor of James Diller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13. 2012).

10.13+	Employment Agreement between Intersil Corporation and Necip Sayiner, dated March 11, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2013).
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

10.16+

Separation Agreement and General Release between Intersil Corporation and Gerry Edwards, dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2015).

10.17+

Agreement and General Release between Thomas Tokos and Intersil Corporation, dated as of November 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2015).

10.18	Form of Intersil Corporation Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on April 26, 2016).
10.19+	Form of Amended and Restated Executive Change in Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on February 12, 2016).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

* Filed or furnished, as required, herewith.
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

Date: July 28, 2016