Form 10-Q
period 2016-09-30
INTERSIL CORP/DE
filed 2016-10-25
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on October 21, 2016:

Title of Each Class	Number of Shares
Class A common stock par value $.01 per share	136,879,920

INTERSIL CORPORATION

INDEX

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations for the quarter and three quarters ended September 30, 2016 and October 2, 2015	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and three quarters ended September 30, 2016 and October 2, 2015	4

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and January 1, 2016	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the quarter and three quarters ended September 30, 2016 and October 2, 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

	SIGNATURES	27

PART I-FINANCIAL INFORMATION

Item 1.Financial Statements.

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Revenue	$139,045	$128,396	$402,333	$394,990
Cost of revenue	54,825	52,338	162,565	160,113
Gross profit	84,220	76,058	239,768	234,877

Operating costs and expenses:
Research and development	31,315	31,252	99,204	96,367
Selling, general and administrative	22,782	23,532	71,579	74,179
Amortization of purchased intangibles	2,669	3,777	9,064	13,364
Restructuring and related costs	14	-	13,522	-
Provision for the TAOS litigation	-	-	1,255	81,100
Merger-related expenses	4,639	-	4,639	-
Operating income (loss)	22,801	17,497	40,505	(30,133)
Interest expense and other	(340)	(75)	(1,359)	(835)
Gain (loss) on investments, net	454	(140)	666	562
Income (loss) before taxes	22,915	17,282	39,812	(30,406)
Income tax expense (benefit)	7,032	298	10,789	(16,290)
Net income (loss)	$15,883	$16,984	$29,023	$(14,116)

Earnings (loss) per share
Basic	$0.12	$0.13	$0.22	$(0.11)
Diluted	$0.11	$0.13	$0.21	$(0.11)

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Weighted average common shares outstanding:
Basic	135,908	132,133	134,617	131,521
Diluted	138,760	132,445	136,668	131,521

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Quarter Ended		Three Quarters Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015

Net income (loss)	$15,883	$16,984	$29,023	$(14,116)
Currency translation adjustments, net	825	(216)	234	(1,024)
Comprehensive income (loss)	$16,708	$16,768	$29,257	$(15,140)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	January 1, 2016
Assets
Current Assets:
Cash and cash equivalents	$284,047	$247,403
Trade receivables, net of reserves ($15,753 as of September 30, 2016 and $14,541 as of January 1, 2016)	61,628	42,684
Inventories	68,277	65,334
Prepaid expenses and other current assets	9,332	7,176
Assets held-for-sale	4,901	-
Income taxes receivable	4,529	7,584
Total Current Assets	432,714	370,181
Non-current Assets:
Property, plant & equipment, net of accumulated depreciation ($243,051 as of September 30, 2016 and $273,352 as of January 1, 2016)	51,572	71,044
Purchased intangibles, net of accumulated amortization ($54,189 as of September 30, 2016 and $77,225 as of January 1, 2016)	23,443	32,507
Goodwill	571,770	571,770
Deferred income tax assets	59,385	63,139
Other non-current assets	31,255	29,977
Total Non-current Assets	737,425	768,437
Total Assets	$1,170,139	$1,138,618
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables	$21,912	$23,382
Accrued compensation	35,289	31,662
Other accrued expenses and liabilities	26,073	17,251
Deferred income	18,077	14,482
Income taxes payable	3,301	3,270
Provision for TAOS litigation	78,317	77,988
Total Current Liabilities	182,969	168,035
Non-current liabilities:
Income taxes payable	1,653	1,609
Other non-current liabilities	10,792	14,225
Total Non-current Liabilities	12,445	15,834
Stockholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 136,690,919 shares issued and outstanding as of September 30, 2016 and 132,728,391 shares issued and outstanding as of January 1, 2016	1,367	1,327
Additional paid-in capital	1,550,013	1,559,334
Accumulated deficit	(575,914)	(604,937)
Accumulated other comprehensive loss	(741)	(975)
Total Stockholders' Equity	974,725	954,749
Total Liabilities and Stockholders' Equity	$1,170,139	$1,138,618

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Quarters Ended
	September 30, 2016	October 2, 2015

Operating Activities
Net income (loss)	$29,023	$(14,116)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,949	11,728
Amortization of intangibles	9,064	13,364
Equity-based compensation	20,167	18,010
Deferred income taxes	2,464	(4,038)
Excess tax benefit received on exercise of stock options	(1,742)	(862)
Loss on sale of fixed assets	50	16
Non-cash portion of restructuring charges	9,998	-
Gain on investments	(205)	(1,048)
Changes in operating assets and liabilities:
Trade receivables	(18,944)	4,773
Inventories	(2,943)	4,804
Prepaid expenses and other current assets	(2,156)	2,145
Trade payables and other liabilities	3,205	68
Provision for the TAOS litigation	329	78,014
Income taxes	4,490	(57,516)
Other long-term assets / liabilities, net	5,386	30,474
Net cash flows provided by operating activities	68,135	85,816

Investing Activities
Cash paid for acquisition, net of cash acquired	-	(15,948)
Proceeds from investments	935	1,048
Purchase of property, plant and equipment	(6,504)	(11,751)
Advance received for planned disposition of 200mm line	2,422	-
Net cash flows used in investing activities	(3,147)	(26,651)

Financing Activities
Proceeds, net of taxes withheld, from equity-based awards	21,695	8,793
Dividends paid	(51,203)	(48,852)
Net cash flows used in financing activities	(29,508)	(40,059)

Effect of exchange rates on cash and cash equivalents	1,164	(1,424)
Net change in cash and cash equivalents	36,644	17,682
Cash and cash equivalents at the beginning of the period	247,403	211,216
Cash and cash equivalents at the end of the period	$284,047	$228,898

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

INTERSIL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

Pending Merger with Renesas Electronics Corporation

On September 12, 2016,  we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Renesas will merge with and into Intersil (the “Merger”), with Intersil continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas. At the effective time of the Merger, each outstanding share of Class A common stock, par value $0.01 per share, of Intersil (“Class A common stock” or “common stock”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by Intersil, Renesas and their subsidiaries, will be automatically converted into the right to receive $22.50 in cash, without interest and less any applicable withholding taxes, plus, if applicable, the amount of any dividend which has a record date prior to the closing date of the Merger but remains unpaid as of the closing date of the Merger.

The consummation of the merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the merger is expected in the first half of 2017.

The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before July 12, 2017. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $96.5 million.

We recorded transaction-related costs of $4.6 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the quarter ended September 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of September 30, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$9,917	$87	$9,830
Total assets measured at fair value	$9,917	$87	$9,830

	Fair value as of January 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$9,855	$400	$9,455
Total assets measured at fair value	$9,855	$400	$9,455

There were no transfers into or out of Level 1, Level 2, or Level 3 financial assets during the three quarters ended September 30, 2016 and October 2, 2015.

Note 4 — Inventories

Inventories are summarized below (in thousands):

	As of	As of
	September 30, 2016	January 1, 2016
Finished products	$18,139	$22,522
Work in process	46,355	38,238
Raw materials	3,783	4,574
Total inventories	$68,277	$65,334

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

There were no impairment triggers noted during the three quarters ended September 30, 2016.

Purchased Intangibles —  Our intangible assets consisted of the following (in thousands):

	As of September 30, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$14,600	$77,632
Accumulated amortization	42,151	12,038	54,189
Purchased intangibles, net	$20,881	$2,562	$23,443

	As of January 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$46,700	$109,732
Accumulated amortization	36,065	41,160	77,225
Purchased intangibles, net	$26,967	$5,540	$32,507

Substantially all of our purchased intangibles consist of multiple elements of developed technology which have estimated useful lives of five to seven years. Other purchased intangibles consist primarily of customer relationships and other identifiable assets, which have an estimated useful life of three to seven years.  No trigger requiring an impairment review was noted during the three quarters ended September 30, 2016.

Expected remaining amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
2016	$2,670
2017	9,480
2018	4,362
2019	1,890
2020 and thereafter	5,041
Total expected amortization expense	$23,443

Note 6 — Income Taxes

Our income tax expense was $7.0 million, which equates to an effective tax rate of 30.7%, for the quarter ended September 30, 2016 compared to an income tax expense of $0.3 million, which equated to an effective tax rate of 1.7%, for the quarter ended October 2, 2015.  Our income tax expense was $10.8 million, which equates to an effective tax rate of 27.1%, for the three quarters ended September 30, 2016 compared to an income tax benefit of $16.3 million, which equated to a negative effective tax rate of 53.6%, for the three quarters ended October 2, 2015.

Our effective tax rate for the quarter ended September 30, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, principally in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity and other permanent non-deductible items.  Our effective tax rate was negative for the quarter ended October 2, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $81.1 million accrual recorded for the TAOS litigation was treated as an unusual and discrete item for the quarter, for which the future tax benefit was $1.2 million, and the loss was allocated primarily to our Malaysian operations.  Additionally, the three quarters ended October 2, 2015 included a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the period.

As of September 30, 2016, we have no material changes resulting from examinations in major tax jurisdictions.  Accordingly, we have no material changes to our unrecognized tax benefits and related interest and penalty since the year ended January 1, 2016.  We do not believe that there will be a significant increase or decrease in unrecognized tax benefits within the next twelve months.

Note 7 — Long-Term Debt

On July 19, 2016, we entered into an amended and restated five-year, $225.0 million revolving credit facility, or the Amended Facility, that matures on July 19, 2021 and is payable in full upon maturity. The Amended Facility replaces our five-year, $325.0 million revolving credit facility, or the Facility, that would have matured on September 1, 2016. Under the Amended Facility, $50.0 million is available for the issuance of standby letters of credit, $30.0 million is available as swing line loans, and $70.0 million is available for multicurrency borrowings. Amounts repaid under the Amended Facility may be re-borrowed. We did not have any outstanding borrowings against the Amended Facility as of September 30, 2016 or against the Facility as of January 1, 2016.

Standby Letters of Credit — We issue standby letters of credit during the ordinary course of business through major financial institutions as required for certain regulatory matters. We had outstanding letters of credit totaling $1.1 million and $1.3 million as of September 30, 2016 and January 1, 2016, respectively. The standby letters of credit are secured by pledged deposits.

Note 8 — Common Stock and Dividends

Class A Common Stock — Share activity for Class A common stock since January 1, 2016 (in thousands):

Beginning balance as of January 1, 2016	132,728
Shares issued under stock plans, net of shares withheld for taxes	3,963
Ending balance as of September 30, 2016	136,691

Dividends —In April 2016 and July 2016, our Board of Directors declared quarterly cash dividends of $0.12 per share of common stock. In October 2016, our Board of Directors declared a dividend of $0.12 per share of common stock payable on or about November 28, 2016, to stockholders of record as of the close of business on November 15, 2016. Dividends paid during the three quarters ended September 30, 2016 and October 2, 2015 totaled $51.2 million and $48.9 million, respectively.

Pursuant to the terms of the Merger Agreement, we are not permitted to declare or pay any dividends on our outstanding shares of capital stock, except (i) a quarterly cash dividend in an amount not in excess of $0.12 per share of Common Stock, consistent with past practice and (ii) any dividends or dividend equivalent rights with respect to any vested equity awards.

Note 9 — Equity-based Compensation

The following table represents the weighted-average fair value compensation cost per share of restricted and deferred stock awards (“Awards”) granted:

	Three Quarters Ended
	September 30, 2016	October 2, 2015
Awards	$13.86	$11.26

Equity-based Compensation Summary — The following table presents information about stock options (“Options”) and Awards as of and activity for the three quarters ended September 30, 2016:

	Options			Awards	Aggregate information
	Shares	Weighted-average price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 1, 2016	4,013	$12.02	2.2	5,509	$75,432	$29,042
Granted (1)	-	-	-	2,008
Exercised (2)	(2,198)	12.01	1.0	(1,932)
Canceled	(120)	16.30	0.2	(463)
Outstanding as of September 30, 2016	1,695	$11.72	2.2	5,122	$129,623	$33,897

As of September 30, 2016:
Exercisable/vested (2)	1,619	$11.67	2.0	121	$19,264
Vested and expected to vest	1,695	$11.72	2.2	5,122	$129,623

(1) Grants include 345,543 MSU Awards issued during the three quarters ended September 30, 2016.

(2) Awards exercised are those that are fully vested and have been delivered to the recipients as a taxable event due to an elected deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of September 30, 2016 were 121,000 shares as shown in the Awards column as Exercisable/vested.

Additional Disclosures	Three Quarters Ended
	September 30, 2016	October 2, 2015
	(in thousands)

Shares issued under the employee stock purchase plan	396	537
Aggregate intrinsic value of stock options exercised	$8,484	$1,919

Financial Statement Effects and Presentation — The following table shows total equity-based compensation expense for the periods indicated that are included in our unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended		Three Quarters Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
By statement of operations line item
Cost of revenue	$207	$304	$949	$1,132
Research and development	2,779	2,390	9,716	7,799
Selling, general and administrative	2,577	2,871	9,502	9,079
Total	$5,563	$5,565	$20,167	$18,010
By stock type
Stock options	$9	$90	$57	$574
Restricted and deferred stock awards	5,342	5,250	19,389	16,613
Employee stock purchase plan	212	225	721	823
Total	$5,563	$5,565	$20,167	$18,010

Market based Grants — As of September 30, 2016, we had Options and Awards outstanding that include service conditions as well as market conditions related to total stockholder return. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period:

	September 30, 2016
	Options	Awards
	(in thousands)
Market-based units outstanding	-	961
Maximum shares that could be issued assuming the highest level of performance	-	2,163
Market-based shares expected to vest / vested	-	1,371
Amount to be recognized as compensation cost over the performance period	$-	$3,410

Note 10 —Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Numerator:
Net income (loss) to common stockholders	$15,883	$16,984	$29,023	$(14,116)
Denominator:
Denominator for basic earnings per share—weighted average common shares	135,908	132,133	134,617	131,521
Effect of stock options and awards	2,852	312	2,051	-
Denominator for diluted earnings per share—adjusted weighted average common shares	138,760	132,445	136,668	131,521
Earnings per share:
Basic	$0.12	$0.13	$0.22	$(0.11)
Diluted	$0.11	$0.13	$0.21	$(0.11)
Anti-dilutive shares not included in the above calculations:
Awards	-	-	-	-
Options	-	3,405	-	1,083

Note 11 — Segment Information

We report our results in one reportable segment. We design and develop innovative power management and precision analog integrated circuits, or ICs. Our chief executive officer is our chief operating decision maker.

Note 12 — Legal Matters and Indemnifications

Other than as stated in this Note 12, there were no material changes in our legal matters and indemnifications, from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2016.

TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016 against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal. Our opening brief is due to be filed on October 28, 2016.

As a consequence of the jury’s verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs. As a result of the entry of the June 9, 2016 judgment, we increased our accrual for this matter by $1.3 million in the quarter ended July 1, 2016. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

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

By letter dated June 22, 2016 from counsel for GE and by letter dated July 14, 2016 from counsel for TCETVT, we were advised that in April 2016 the Taiwan Supreme Court denied the request to add additional claimants to the existing lawsuit and that, in response to the denial, the plaintiffs filed a new, but related lawsuit, claiming damages on behalf of 1,147 new claimants as well as adding additional sites at which the toxic torts were alleged to have occurred, such that the resulting liability could be as high as an additional $225.0 million.

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

Note 13 — Assets held for sale and Restructuring and Related Costs

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida or the 200mm Line.  The investment in the 200mm Line was made approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line. Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line. The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. We also recorded impairment charges of $1 million during the quarter ended July 1, 2016 for specific inventory items related to the 200 mm Line which had no alternative use. In addition we recorded $2.5 million of severance and other employee benefit costs in the quarter ended July 1, 2016 related to the decommissioning and other cost reduction actions.

During the quarter ended September 30, 2016, long lived assets (comprising of property, plant and equipment with a net book value of $4.9 million) relating to the 200 mm Line have been classified as assets held for sale. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. No additional gain or loss was recorded since these assets were reduced to their fair value during the quarter ended July 1, 2016. We have entered into an agreement for sale of these assets and received an advance of $2.5 million. We expect to complete the sale within next twelve months.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil” which may also be referred to as “we,” “us,” or “our”) that are based upon our current estimates, expectations, assumptions, and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to our pending merger with Renesas Electronics Corporation (“Renesas”) as well as other expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

•

risks and uncertainties associated with the pending merger with Renesas, including that various conditions of the merger may not be satisfied or waived, regulatory approvals may delay or prevent the merger, or the merger may not otherwise be consummated for any reason;

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

Overview

We are a leading provider of innovative power management and precision analog semiconductor solutions. Our products form the building blocks of increasingly intelligent, mobile and power-hungry electronics, enabling advances in power management to improve efficiency and extend battery life. With a deep portfolio of intellectual property and a rich history of design and process innovation, we are the trusted partner to leading companies in some of the world’s largest markets, including industrial and infrastructure, mobile computing, automotive and aerospace.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the three quarters ended September 30, 2016 as compared to the previous disclosures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 1, 2016.

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

Results of Operations

Pending Merger with Renesas Electronics Corporation

On September 12, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Renesas will merge with and into Intersil (the “Merger”), with Intersil continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas. At the effective time of the Merger, each outstanding share of Class A common stock, par value $0.01 per share, of Intersil, other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by Intersil, Renesas and their subsidiaries, will be automatically converted into the right to receive $22.50 in cash, without interest and less any applicable withholding taxes, plus, if applicable, the amount of any dividend which has a record date prior to the closing date of the Merger but remains unpaid as of the closing date of the Merger.

The consummation of the merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before July 12, 2017. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $96.5 million. For additional details on the transaction, refer to the copy of the Merger Agreement attached as an Exhibit to the Form 8-K filed with the U.S. Securities and Exchange Commission on September 13, 2016.

We recorded transaction-related costs of $4.6 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition in the quarter ended September 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

Unaudited condensed consolidated statements of operations data and percentage of revenue for the periods ($ in thousands):

	Quarter Ended				Three Quarters Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Revenue	$139,045	100.0%	$128,396	100.0%	$402,333	100.0%	$394,990	100.0%
Cost of revenue	54,825	39.4%	52,338	40.8%	162,565	40.4%	160,113	40.5%
Gross profit	84,220	60.6%	76,058	59.2%	239,768	59.6%	234,877	59.5%
Operating costs and expenses:
Research and development	31,315	22.5%	31,252	24.3%	99,204	24.7%	96,367	24.4%
Selling, general and administrative	22,782	16.4%	23,532	18.3%	71,579	17.8%	74,179	18.8%
Amortization of purchased intangibles	2,669	1.9%	3,777	2.9%	9,064	2.3%	13,364	3.4%
Restructuring and related costs	14	-%	-	-%	13,522	3.4%	-	-%
Provision for the TAOS litigation	-	-%	-	-%	1,255	0.3%	81,100	20.5%
Merger-related expenses	4,639	3.3%	-	-%	4,639	1.2%	-	-%
Operating income (loss)	22,801	16.5%	17,497	13.7%	40,505	9.9%	(30,133)	(7.6)%
Interest expense and other	(340)	(0.2)%	(75)	(0.1)%	(1,359)	(0.3)%	(835)	(0.2)%
Gain (loss) on investments, net	454	0.3%	(140)	(0.1)%	666	0.2%	562	0.1%
Income (loss) before taxes	22,915	16.6%	17,282	13.5%	39,812	9.8%	(30,406)	(7.7)%
Income tax expense (benefit)	7,032	5.1%	298	0.2%	10,789	2.7%	(16,290)	(4.1)%
Net income (loss)	$15,883	11.5%	$16,984	13.3%	$29,023	7.1%	$(14,116)	(3.6)%

Revenue and Gross Margin

Revenue by end market was as follows ($ in thousands):

	Quarter Ended				Three Quarters Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Industrial & infrastructure	$90,779	65.3%	$84,242	65.6%	$261,522	65.0%	$262,822	66.5%
Computing & Consumer	48,266	34.7	44,154	34.4	140,811	35.0	132,168	33.5
Total	$139,045	100.0%	$128,396	100.0%	$402,333	100.0%	$394,990	100.0%

Revenue increased by $10.6 million, or 8.3%, to $139.0 million during the quarter ended September 30, 2016 from $128.4 million during the quarter ended October 2, 2015.  Revenue from the industrial and infrastructure end market increased by 7.8% compared to the quarter ended October 2, 2015 with automotive and aerospace end markets exhibiting strong growth. Revenue from the consumer and computing end market increased by 9.3% helped by introduction of new products.  In the quarter ended September 30, 2016, the favorable impact from changes in average selling prices, or ASPs, increased revenue by $2.7 million, and higher overall unit demand also increased revenue by $7.9 million.

Revenue increased by $7.3 million, or 1.9%, to $402.3 million during the three quarters ended September 30, 2016 from $395.0 million during the three quarters ended October 2, 2015.  Revenue from the industrial and infrastructure end market decreased by 0.5% compared to the three quarters ended October 2, 2015, while revenue from the consumer and computing end market increased by 6.5% helped by new product introductions. In the three quarters ended September 30, 2016, higher overall unit demand increased revenue by $31.3 million, which was partially offset by the unfavorable impact from changes in ASPs, which decreased revenue by $24.0 million.

We expect revenue to grow in the future driven by demand for new automotive and infrastructure power products in the industrial and infrastructure end markets, combined with new product ramps for our mobile power products in the consumer and computing end markets.

Geographical revenue ($ in thousands and % of revenue):

	Quarter Ended				Three Quarters Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Asia	$98,279	70.7%	$96,635	75.3%	$288,050	71.6%	$272,900	69.1%
North America	25,691	18.5	20,872	16.3	72,990	18.1	70,091	17.7
Europe and other	15,075	10.8	10,889	8.4	41,293	10.3	51,999	13.2
Total	$139,045	100.0%	$128,396	100.0%	$402,333	100.0%	$394,990	100.0%

One distributor that supports a wide range of customers around the world accounted for 20.1% and 20.9% of our revenue during the quarters ended September 30, 2016 and October 2, 2015, respectively, and 18.7% and 21.6% of our revenue during the three quarters ended September 30, 2016 and October 2, 2015, respectively.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of purchased materials and services, labor, overhead, and depreciation associated with manufacturing pertaining to products sold.

As a percentage of revenue, gross margin was 60.6% during the quarter ended September 30, 2016 compared to 59.2% during the quarter ended October 2, 2015.  The increase in gross margin was primarily due to a change in the mix of products sold.

As a percentage of revenue, gross margin was 59.6% during the three quarters ended September 30, 2016 compared to 59.5% during the three quarters ended October 2, 2015.  The increase in gross margin was primarily due to a change in the mix of products sold.

Operating Costs and Expenses

Research and Development (“R&D”)

R&D expenses consist primarily of salaries and expenses of employees engaged in product/process research, design and development activities, as well as related subcontracting activities, masks, design automation software, engineering wafers, and technology license agreement expenses.

R&D expenses increased marginally by 0.2% to $31.3 million during the quarter ended September 30, 2016, compared to $31.2 million during the quarter ended October 2, 2015.

R&D expenses increased by 2.9% to $99.2 million during the three quarters ended September 30, 2016, compared to $96.4 million during the three quarters ended October 2, 2015, mainly due to higher variable compensation expense.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of salaries and expenses of employees engaged in selling and marketing of our products as well as the salaries and expenses required to perform our human resources, finance, information systems, legal, executive, and other administrative functions.

SG&A expenses decreased by 3.2% to $22.8 million during the quarter ended September 30, 2016, compared to $23.5 million during the quarter ended October 2, 2015, mainly due to reduction in facilities expenses offset by higher variable compensation expense.

SG&A expenses decreased by 3.5% to $71.6 million during the three quarters ended September 30, 2016 from $74.2 million during the three quarters ended October 2, 2015.  The three quarters ended October 2, 2015 included termination pay of $1.1 million which did not recur in the three quarters ended September 30, 2016. In addition, spending on legal and professional services was lower in the three quarters ended September 30, 2016 offset by higher variable compensation expense.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased to $2.7 million during the quarter ended September 30, 2016 from $3.8 million during the quarter ended October 2, 2015 and decreased to $9.1 million during the three quarters ended September 30, 2016 from $13.4 million during the three quarters ended October 2, 2015.  These decreases were a result of certain intangible assets becoming fully amortized during the three quarters ended September 30, 2016 and January 1, 2016, offset partially by an increase in amortization related to intangible assets associated with our acquisition of Great Wall Semiconductor Corporation on September 8, 2015.

Restructuring and related costs

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida or the 200mm Line.  The investment in the 200mm Line was made approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line. Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line. The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. We also recorded impairment charges of $1 million during the quarter ended July 1, 2016 for specific inventory items related to the 200 mm Line which had no alternative use. In addition we recorded $2.5 million of severance and other employee benefit costs in the quarter ended July 1, 2016 related to the decommissioning and other cost reduction actions. We have entered into an agreement for sale of these assets and received an advance of $2.5 million. We expect to complete the sale within next twelve months.

Provision for the TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016 against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal. Our opening brief is due to be filed on October 28, 2016.

As a consequence of the jury’s verdict, during the quarter ended April 3, 2015, we recorded a provision of $81.1 million related to this matter, including pre-judgment interest and estimated legal costs. As a result of the entry of the June 9, 2016 judgment, we increased our accrual for this matter by $1.3 million during the quarter ended July 1, 2016.  Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

Gain (loss) on Investments, net

We have a liability for a non-qualified deferred compensation plan. We maintain a portfolio of $10 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the plan assets are recorded as a gain or loss on deferred compensation investments and changes in the fair value of the deferred compensation liabilities are recorded as a component of compensation expense. In general, the compensation expense or benefit is substantially offset by the gains and losses on the investment.

During the quarter ended September 30, 2016, we recorded a gain of $0.3 million on deferred compensation investments and a $0.1 million gain on recovery of auction rate securities that had previously been written off.

Income Taxes

Our income tax expense was $7.0 million, which equates to an effective tax rate of 30.7%, for the quarter ended September 30, 2016 compared to an income tax expense of $0.3 million, which equated to an effective tax rate of 1.7%, for the quarter ended October 2, 2015.  Our income tax expense was $10.8 million, which equates to an effective tax rate of 27.1%, for the three quarters ended September 30, 2016 compared to an income tax benefit of $16.3 million, which equated to a negative effective tax rate of 53.6%, for the three quarters ended October 2, 2015.

Our effective tax rate for the quarter ended September 30, 2016 differs from the 35% U.S. federal statutory income tax rate due primarily to income earned in jurisdictions where the tax rate is lower than the United States, principally in Malaysia, state income taxes, U.S. research and development tax credits, U.S. domestic production activity and other permanent non-deductible items.  Our effective tax rate was negative for the quarter ended October 2, 2015, primarily due to losses in foreign jurisdictions related to the TAOS litigation.  The $81.1 million accrual recorded for the TAOS litigation was treated as an unusual and discrete item for the quarter, for which the future tax benefit was $1.2 million, and the loss was allocated primarily to our Malaysian operations.  Additionally, the three quarters ended October 2, 2015 included a net tax benefit of $27.7 million related to the release of a reserve for an uncertain tax position for which the statutes of limitation in certain jurisdictions expired during the period.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2016,  we had $13.7 million of open purchase orders for inventory from suppliers and $3.1 million of open asset purchase commitments for leasehold improvements and production equipment. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Liquidity and Capital Resources

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing and amount of investment required to bring new products to market; revenue growth or decline; and potential acquisitions. We believe cash flows from operations, together with our cash and investment balances and available credit facility, will provide the financial resources necessary to meet business requirements for the next 12 months for both our domestic and foreign operations. These requirements include our dividend program, the requisite capital expenditures for the maintenance of worldwide manufacturing capacity, working capital requirements and potential acquisitions or strategic investments. As of September 30, 2016, our total stockholders’ equity was $974.7 million and we had $284 million in cash and cash equivalents.

As of September 30, 2016, $217.7 million of our cash and cash equivalents were held by our foreign subsidiaries. We have provided for federal and state taxation at 37.5% in connection with our Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods, which allows for the repatriation of $125.0 million. As of September 30, 2016, $70.5 million of our cash and cash equivalents held by our foreign subsidiaries would not be subject to further taxation upon repatriation.

On July 19, 2016, we entered into an amended and restated five-year, $225.0 million revolving credit facility, or the Amended Facility, that matures on July 19, 2021 and is payable in full upon maturity. The Amended Facility replaces our five-year, $325.0 million revolving credit facility, or the Facility, that would have matured on September 1, 2016. Under the Amended Facility, $50.0 million is available for the issuance of standby letters of credit, $30.0 million is available as swing line loans, and $70.0 million is available for multicurrency borrowings. Amounts repaid under the Amended Facility may be re-borrowed. We did not have any outstanding borrowings against the Amended Facility as of September 30, 2016 or against the Facility as of January 1, 2016.

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

Our cash flows from operations were $68.1 million during the three quarters ended September 30, 2016, as compared to $85.8 million during the three quarters ended October 2, 2015. During the three quarters ended September 30, 2016, we recorded a net income of $29 million as compared to a net loss of $14.1 million in the three quarters ended October 2, 2015.  Changes in operating assets and liabilities contributed $10.6 million in net cash outflows from operating activities, as compared to cash inflows of $62.8 million from operating activities, in the three quarters ended September 30, 2016 and October 2, 2015, respectively.

The changes in operating assets and liabilities during the three quarters ended September 30, 2016 were primarily due to the following:

•	Trade receivables increased by $18.9 million due to higher revenue in the current quarter as well as unfavorable linearity of revenue compared to the quarter ended January 1, 2016.
•	Inventories at September 30, 2016 increased by $2.9 million due to a last-time buy of inventory from a supplier.
•	Other accrued expenses and liabilities increased by $7.0 million primarily due to accruals for merger related expenses of $4.6 million.
•	Income taxes payable increased by $4.5 million. Please see Note 6 of our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further discussion.

Investing activities

Investing cash flows consist primarily of capital expenditures, net off capital advances received and net investment purchases and maturities.

For the three quarters ended September 30, 2016, our cash flows used in investing activities were $3.1 million, compared to $26.7 million during the three quarters ended October 2, 2015, primarily due to the acquisition of Great Wall Semiconductor during the quarter ended October 2, 2015 and a decrease in purchases of property, plant, and equipment during the three quarters ended September 30, 2016.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, and exercise of employee stock options.

For the three quarters ended September 30, 2016, our cash flows used in financing activities were $29.5 million, compared to $40.1 million during the three quarters ended October 2, 2015, primarily due to increase in proceeds from exercise of employee stock options during the three quarters ended September 30, 2016.

Dividends on Common Stock

In October 2016, our Board of Directors declared a dividend of $0.12 per share of common stock payable on or about November 28, 2016, to stockholders of record as of the close of business on November 15, 2016.

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

Item 4.Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by us in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

Please see Note 12 to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

Item 1A.Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, filed with the SEC on February 12, 2016, which could materially adversely affect our business, financial condition, and/or results of operations. The following risk factors also could also affect our financial condition and results of operations.

There are risks and uncertainties associated with the Merger.

On September 12, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, a wholly-owned subsidiary of Renesas will merge with and into Intersil (the “Merger”), with Intersil continuing as the surviving corporation and a wholly-owned subsidiary of Renesas. The consummation of the merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

•	Various conditions to the closing of the Merger may not be satisfied or waived;
•

The Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Merger will be completed;

•	The failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;
•	Required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause Renesas to abandon the Merger;
•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;
•	The attention of our employees and management may be diverted due to activities related to the Merger;
•

Disruptions from the Merger, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•

The Merger Agreement restricts us from engaging in certain actions without Renesas's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None

Item 6.Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated September 12, 2016, by and between Intersil Corporation and Renesas Electronics Corporation (incorporated by reference to Exhibit 2.1 to the Current Report of Form 8-K filed on September 13, 2016 (File No. 000-29617))*.

3.1	Amended and Restated Certificate of Incorporation of Intersil Corporation (incorporated by reference to Exhibit 3.01 to the Quarterly Report on Form 10-Q, filed August 9, 2005 (File No. 000-29617)).
3.2	Fourth Amended and Restated Bylaws of Intersil Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on April 26, 2016 (File No. 000-29617)).
4	Specimen Certificate of Intersil Corporation’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed February 27, 2007 (File No. 000-29617)).
10.1

Amended and Restated Credit Agreement, dated July 19, 2016, by and among Intersil Corporation, as the Borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lender parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2016 (File No. 000-29617)).

10.2

Credit Agreement dated September 1, 2011, by and among Intersil Corporation, the Lenders (as defined therein), Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2011 (File No. 000-29617)).

10.3

First Amendment to Credit Agreement dated June 20, 2012, by and among Intersil Corporation, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 3, 2012 (File No. 000-29617)).

10.4

Second Amendment to Credit Agreement dated September 20, 2012, by and among Intersil Corporation, the Lenders (as defined therein), and Bank of America, N.A. as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on November 2, 2012 (File No. 000-29617)).

10.5	Office Lease between MRTP, LLC and Intersil Corporation, dated March 1, 2010 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 000-29617)).
10.6

First Amendment to Office Lease by and between Intersil Corporation and SPUS6 Murphy Crossing, LP (as successor-in-interest to MRTP, LLC), dated as of December 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 24, 2015 (File No. 000-29617)).

10.7

Consent Agreement between Intersil Corporation and the Office of Defense Trade Controls Compliance ("DTCC"), Bureau of Political-Military Affairs, U.S. Department of State, dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2014 (File No. 000-29617)).

10.8+

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).

10.9+

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan Terms and Conditions RSU Award (effective August 1, 2015) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 12, 2016 (File No. 000-29617)).

10.10+	Intersil Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).
10.11+	Intersil Corporation Executive Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).
10.12+

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective December 9, 2012, in favor of James Diller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13. 2012 (File No. 000-29617)).

10.13+

Employment Agreement between Intersil Corporation and Necip Sayiner, dated March 11, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.14+

Executive Change in Control Severance Benefits Agreement between Intersil Corporation and Necip Sayiner, dated March 14, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.15+

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective April 1, 2013, in favor of Necip Sayiner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.16+

Separation Agreement and General Release between Intersil Corporation and Gerry Edwards, dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2015 (File No. 000-29617)).

10.17+

Agreement and General Release between Thomas Tokos and Intersil Corporation, dated as of November 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2015 (File No. 000-29617)).

10.18	Form of Intersil Corporation Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on April 26, 2016 (File No. 000-29617)).
10.19+

Form of Amended and Restated Executive Change in Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on February 12, 2016 (File No. 000-29617)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32

Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*

Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Intersil agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request of the SEC.

**	Filed or furnished, as required, herewith.
+	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.

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

Date: October 25, 2016