Form 10-K
period 2016-12-30
INTERSIL CORP/DE
filed 2017-02-17
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[ ]Yes[x]No

The aggregate market value of our Class A Common Stock, par value $0.01 per share, held by non-affiliates (based upon the closing sale price of $13.49 on the NASDAQ Global Select Market) on July 1, 2016 was approximately $1.8 billion.

As of February 3,  2017, there were 137,788,579 shares of our Class A Common Stock, par value $0.01 per share, outstanding.

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, will be incorporated by reference from the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders or included by amendment to this report within 120 days after the end of the fiscal year to which this report relates.

INTERSIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 30, 2016

PART I

Item 1.Business.

Forward Looking Statements

This Annual Report on Form 10-K contains statements relating to expected future results and business trends of Intersil Corporation (“Intersil,” which may also be referred to as “we,” “us,” or “our”) that are based upon our current estimates, expectations, assumptions, and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended, and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are not statements of historical fact and generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “predicts,” “projects,” “targets,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that relate to our business, our pending merger transaction with Renesas Electronics Corporation, future revenues, future expenses, future profits or losses, growth plans and other strategies, product and customer initiatives, market growth projections, and our industry in general. Readers are cautioned that these forward-looking statements are based on current predictions, expectations, and assumptions that are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. Any forward-looking statements are made only as of the date hereof and we undertake no obligation to update or revise any forward-looking statements or reflect events or circumstances after the date of this Annual Report except to the extent required by law or otherwise.

Our web address is www.intersil.com. We post all Securities and Exchange Commission, or SEC, filings on our website, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, the filings made by our officers and directors pursuant to Section 16(a) of the Exchange Act, our proxy statements on Schedule 14A related to our annual meeting of stockholders, and any amendments to these reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We have adopted a Corporate Code of Ethics, which is available on our website. The content on any website (including any attachments or links contained in such website) referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

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

Company Overview

We design and develop innovative power management and precision analog integrated circuits, or ICs. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. The acquired semiconductor business included multiple product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the infrastructure, industrial, automotive, military, aerospace, computing, and consumer markets. We supply a full range of power IC solutions for battery management, processor power management, and display power management, including power regulators, converters, and controllers, as well as fully integrated power modules. We also provide precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, video decoders, and interface products. As a major supplier of radiation-hardened devices to the military and aerospace industries, our product development methodologies reflect the long-term experience we have in designing products to meet the highest standards for reliability and performance in harsh environmental conditions, such as outer space.

Pending Merger with Renesas Electronics Corporation

On September 12, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Renesas will merge with and into Intersil (the “Merger”), with Intersil continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas. At the effective time of the Merger, each outstanding share of Class A common stock, par value $0.01 per share, of Intersil (“Class A common stock” or “common stock”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by Intersil, Renesas and their subsidiaries, will be automatically converted into the right to receive $22.50 in cash, without interest and less any applicable withholding taxes, plus, if applicable, the amount of any dividend which has a record date prior to the closing date of the Merger and a payment date after the closing date of the Merger.

The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, which we received on December 8, 2016, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected in the first quarter of 2017.

The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before July 12, 2017. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $96.5 million.

We recorded transaction-related costs of $7.9 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the year ended December 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

Business Strategy

In 2013, we refocused our strategy to target the power management IC market, focusing our diverse product portfolio where our unique capabilities and the size of the market opportunity could enable sustained growth. We concentrate our research and development, or R&D, resources in next-generation solutions that are designed to expand our offerings in this target market, leverage our differentiated technology, and offer significant competitive advantages to our customers. We are focused on three main strategies:

•Expand our presence in power management for industrial & infrastructure applications. Our advanced analog and digital power management products position us to benefit from growth in data centers, communications infrastructure build-outs, and a continued trend towards improved energy efficiency across industrial applications.

•Establish leadership in power management for mobile applications. Our heritage in computing, our unique modulation capability, and established relationships with the leading suppliers of mobile devices are driving a comprehensive strategy to target the explosive growth in the mobile computing market.

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

Industrial & Infrastructure

Industrial & infrastructure products represented 64.8% of our revenue during 2016, 65.6% of our revenue in 2015, and 63.7% of our revenue in 2014. The largest component of this market category includes products for power, automotive, aerospace, and broad-line industrial applications. Power products include many of our most promising industrial & infrastructure products – digital power controllers, modules, and switching regulators, as well as other general purpose power devices. In automotive, we are targeting both infotainment and power applications. Our video decoders form a primary building block for console displays and rear view camera displays that are becoming a common safety feature in mid- to high-end vehicles and are required in all passenger cars in the U.S. beginning in 2018. We are applying our power management technology to expand our presence in infotainment and other opportunities within the automobile passenger cabin, and addressing the growing market for battery management within hybrid and fully electric vehicles. Our radiation-hardened products offer advantages for the most rigorous applications, including commercial aerospace, and make up another large component of our industrial & infrastructure revenue. Our computing heritage has resulted in a leading suite of products for analog and digital power management addressing the rapid expansion of cloud computing and communications infrastructure. Our products in this category also enable multiple functions in hundreds of other industrial systems from factory automation to test and measurement equipment.

Computing & consumer

Computing & consumer products represented 35.2% of our revenue during 2016, 34.4% of our revenue in 2015, and 36.3% of our revenue in 2014. This is the most competitive of our end-markets and is characterized by high volumes and short life cycles. We have proven over the years that our technology leadership, particularly in power management, can enable us to win designs in the industry’s highest profile computing and consumer devices. As we continue to develop higher value and more integrated solutions for the consumer market, we believe we can maintain a strong presence among the most innovative providers of consumer electronics.

The computing and consumer market category includes desktop and mobile computers, mobile devices, including smartphones and tablets, and other consumer applications.  We have a long history in the computing market, providing power controller integrated circuits, or ICs, to manage the PC core processor.  Our products leverage our patented modulation technology, which delivers leading light load efficiency, regulation accuracy, and fast dynamic response.  This typically results in better system power management and longer battery life.  In the consumer market, we have expanded our portfolio to address new opportunities in the latest mobile products, such as ultrabooks, tablets, and smartphones.  We now offer display power ICs and other power management products, such as buck boost converters designed to extend battery life in mobile devices.

Geographic Financial Summary

We operate exclusively in the semiconductor industry and primarily within the power management and high-performance analog sector of the industry. Substantially all of our revenue resulted from the sale of semiconductor products.  For the sale of products to distributors, original equipment manufacturers, and contract manufacturers, the assignment of a geographical location for such revenue is based on the location of the distributions, original equipment manufacturers, or contract manufacturers who purchased our product, which may differ from the geographic location of the end customer.

A summary of our operations by geographic area is below (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
North America operations
Revenue	$96,097	$91,932	$101,268
Tangible long-lived assets	$33,819	$52,991	$55,681
International operations
Revenue	$446,042	$429,684	$461,287
Tangible long-lived assets	$15,431	$18,053	$16,591

We market products for sale to our customers, including distributors and other resellers, primarily in China, the U.S., South Korea, Japan, Germany, Singapore, and Taiwan. A summary of percentage of revenue by country is shown below for countries where revenue exceeded 10% in any one year presented:

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Revenue by country
China	44.9%	47.1%	50.9%
United States	17.2%	17.4%	18.1%

One distributor, Avnet, Inc., represented 18.6%, 20.7%, and 18.4% of revenue during 2016, 2015, and 2014, respectively, and 21.9% and 17.8% of trade receivables as of December 30, 2016 and January 1, 2016, respectively.

Sales, Marketing and Distribution

We sell our products through our direct geographical salesforce and a network of distributors. Our sales team focuses on major accounts that are strategic to our marketing and product strategies. The direct geographical salesforce works closely with a network of distributors, value-added resellers, and manufacturers’ representatives, creating a worldwide selling network. Our dedicated direct geographical salesforce operates in the North American, European, Japanese and Asia/Pacific markets. We strategically locate our sales offices near major original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and contract manufacturers throughout the world. Our technical applications organization is deployed alongside our direct geographical salesforce, which helps ensure our focus on applications as well as products and customers. Our dedicated marketing organization supports field sales and is aligned by specific product group.  Our salesforce is supported by our worldwide customer service and logistics organizations.

Distributors and value-added resellers handle a wide variety of products, including products sold by other companies that compete with our products. Most of our distributor agreements provide the distributors with protection from market price fluctuations and/or the right to return some unsold products. Some of our distribution agreements contain an industry-standard stock rotation provision allowing for minimum levels of inventory returns or scrap. Our distributors accounted for 51.9%, 56.8%, and 58.3% of our revenue in 2016, 2015, and 2014, respectively.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. R&D expenses were $130.8 million, $126.4 million, and $125.9 million in 2016, 2015, and 2014, respectively, and 24.1%, 24.2%, and 22.4% of revenue in 2016, 2015, and 2014, respectively. We believe that we must continue to innovate, enhance, and expand our products and services to maintain our leadership position and we intend to achieve this through our own R&D efforts, the licensing of technology, and selective acquisitions. As of December 30, 2016, we had 414 employees engaged in R&D.

Manufacturing

Our products are manufactured using silicon wafers. Our business is dependent upon the reliable fabrication, packaging, and testing of these silicon wafers. Our ICs are manufactured by leading foundry suppliers such as GlobalFoundries, Taiwan Semiconductor Manufacturing Company, and United Microelectronics Corporation. We also fabricate silicon wafers into ICs in our Florida manufacturing facility. During 2016, we internally produced 11.5% of our wafers and outsourced the manufacture of the remaining 88.5% to our foundry partners.

Following fabrication, the ICs are subject to packaging and testing processes. The majority of these processes are performed by independent subcontractors located in Malaysia, Taiwan, China, and the Philippines. We also maintain internal assembly and test capabilities for certain products in our Florida facility.

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

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida, or the 200mm Line.  The investment in the 200mm Line was made approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer decided to continue long-term support for the manufacturing of these products. To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line. Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line. During the quarter ended December 30, 2016, we completed the sale of the long-lived assets related to the 200mm Line for $8.5 million and recognized the related gain of $1.1 million as an offset to the restructuring and related costs of $9.9 million recorded during the quarter ended July 1, 2016, resulting in a net restructuring and related costs charge of $8.8 million for the year ended December 30, 2016. For further detail, see Note 9, "Restructuring and Related Cost" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Backlog

Our product sales are made pursuant to purchase orders that are generally booked up to six months in advance of delivery. Our standard terms and conditions of sale provide that these orders may not be cancelled or rescheduled after the date that is thirty days prior to the most current customer request date, or CRD, for standard products and after the date that is ninety days prior to the CRD for semi-custom and custom products. Backlog is influenced by several factors, including end-market demand, pricing, and customer order patterns. Additionally, backlog can fall faster than consumption rates in periods of weak end-market demand since production lead times can be shorter. Conversely, backlog can grow faster than consumption rates in periods of strong end-market demand as production and delivery times increase and some customers may increase orders in excess of their current consumption to reduce their own risk of production disruptions. The majority of our backlog for sales to distributors is valued at list price, which can be substantially higher than the prices ultimately recognized as revenue. Considering these practices and our experience, backlog alone cannot be consistently relied on to predict actual revenue for future periods.

Seasonality

The computing & consumer markets have historically experienced weaker demand in the first half of the year as compared to the second half of the year.

Competition

The power management and high-performance analog market is extremely competitive. We compete in our target markets with many companies that may have significantly greater resources than us, including, but not limited to, Analog Devices, Infineon, Linear Technology, Maxim Integrated Products, ON Semiconductor, and Texas Instruments. We compete on the basis of key intellectual property that enables advantages in technical performance, product features, customized design, price, availability, quality, reliability, sales and/or technical support. In addition, there has recently been a high level of consolidation in the semiconductor industry.  If these or future acquisitions are successful, competition may intensify, and our competitors may have additional resources to compete against us.

Acquisitions

An element of our business strategy involves expansion through the acquisition of businesses, assets, products, or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce, or enhance our technological capabilities. From time-to-time, we consider acquisitions that may strengthen our business.

On September 8, 2015, we acquired Great Wall Semiconductor Corporation (“GWS”), a privately held manufacturer of metal oxide semiconductor field-effect transistors. We acquired GWS to broaden our product portfolio to better serve our customers who purchase certain commercial and radiation-hardened power management products.

The purchase consideration consisted of $18.9 million in cash, of which $2.8 million was held by us for a period of 16 months and was subject to indemnification claims. In addition, the acquisition agreement provided for a cash earn-out payment of up to an additional $4.0 million if either specified revenue targets had been achieved or a disposition event had occurred on or before December 30, 2016. A disposition event would have included transfer of GWS or its assets, or a transfer of a majority of the assets or acquisition of Intersil by a third party. The conditions for the earn-out were not met and therefore no earn-out payment was required.

Trademarks, Trade Secrets and Patents

We own rights in trademarks, trade secrets, and patents that are important to our business. We acquire trademark rights through registration applications or trademark usage. We use trademarks to identify Intersil products and build brand awareness, including through periodic advertising. We seek to maintain our trade secrets through security measures, policies, and the use of confidentiality agreements. We also file patent applications to secure exclusive patent rights to potentially valuable inventions in the U.S. and in select foreign countries where we believe filing for such protection is beneficial. We may, however, elect, in certain cases, not to seek patent protection for potentially valuable inventions, if we determine other forms of protection, such as maintaining the invention as a trade secret, to be more advantageous. The expiration dates of our patents range from 2017 to 2035. While our patents, trademarks, and trade secrets benefit us, we believe that our competitive position and future success is also determined by other factors, including our ability to innovate, our technical expertise, and our management ability.

Employees

Our worldwide workforce consisted of 970 employees as of December 30, 2016. None of our employees are subject to a collective bargaining agreement.

Environmental Matters

We believe that our operations are substantially in compliance with all applicable environmental requirements. Our costs and capital expenditures to comply with environmental regulations have been immaterial during the last three years. However, we are subject to numerous federal, state, and international environmental laws and regulatory requirements. From time-to-time, we have become involved in investigations, lawsuits, or other claims regarding potential environmental issues at our facilities or former facilities (including those of companies we have acquired). Further, we may receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that allege that we are a potentially responsible party under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly referred to as the Superfund Act, and/or equivalent laws. Such notices can assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned, and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us.  In correspondence dated September 28, 2015, counsel for Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors, including General Electric, or GE, and Harris Corporation, or Harris, of our Taiwan subsidiary, Intersil Ltd. In the September 28 correspondence, TCETVT also informed us that the Taipei District Court entered a judgment of $18.5 million in the lawsuit against TCETVT, which judgment has been appealed. In addition, TCETVT informed us that they have incurred costs of $11.2 million in defending against the lawsuit through September 1, 2015.  We were also advised by TCETVT that additional claimants may be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.  In its September 28, 2015 letter, TCETVT informed us that it reserved its right to seek indemnification from us for any and all costs associated with the remediation of the contamination on that site and nearby areas. TCETVT claims they have incurred $15.9 million in remediation-related costs through September 1, 2015.

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

On September 12, 2016, we entered into the Merger Agreement with Renesas. The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, which we received on December 8, 2016, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

•Various conditions to the closing of the Merger may not be satisfied or waived;

•The Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Merger will be completed;

•The failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;

•Required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause Renesas to abandon the Merger;

•Our ability to attract, recruit, retain, and motivate current and prospective employees may be adversely affected;

•The attention of our employees and management may be diverted due to activities related to the Merger;

•Disruptions from the Merger, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers, or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•The Merger Agreement restricts us from engaging in certain actions without Renesas’ approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

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

The semiconductor industry is intensely competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing and sales resources. Our competitors may also have longer-standing and more comprehensive relationships with suppliers and customers that gives them a marketplace advantage over us. The current level of competition in the semiconductor market is high and may increase in the future. We currently compete directly with companies that have developed similar products, including Analog Devices, Infineon Technologies, Linear Technology, Maxim Integrated Products, ON Semiconductor, and Texas Instruments. We also compete indirectly with numerous semiconductor companies that offer products based on alternative solutions. These direct and indirect competitors are established, multinational semiconductor companies as well as emerging companies. In addition, there has recently been a high level of consolidation in the semiconductor industry.  If these or future acquisitions are successful, competition may intensify, and our competitors may have additional resources to compete against us. Our ability to compete successfully in the rapidly evolving and increasingly more complex area of IC technology depends on several factors, including:

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

Our factories, facilities and distribution systems, and those of our suppliers, are subject to risk of catastrophic loss due to fire, flood, earthquake or other natural or man-made disasters. For example, our internal wafer fabrication facility is located on the east coast of Florida. Operations at this facility may experience disruptions and damage during tropical storms and hurricanes. Further, our corporate headquarters is located near major earthquake fault lines in California and we have been unable to obtain earthquake insurance at reasonable costs and limits. Some of our facilities and those of most of our suppliers are located in the Pacific Rim region known to have above average seismic and severe weather activity. Any catastrophic natural disaster in those regions or catastrophic loss or significant damage to any of our facilities or those of our suppliers would likely disrupt our operations, as well as delay production, shipments and revenue, and could materially and adversely affect our business. Such events could also result in significant expenses to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts.

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

We are subject to a variety of domestic and international laws, such as the Foreign Corrupt Practices Act, and regulations related to the import and export of our products, including those regulations issued by the U.S. Department of Commerce and the U.S. Department of Homeland Security.

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

In September 2010, in response to a request for information, we disclosed to the DTCC information concerning export activities for the years 2005 through 2010 pursuant to the DTCC’s authority under ITAR. In June of 2013, the DTCC notified us of potential violations of ITAR and that it was considering pursuing administrative proceedings against us. On June 16, 2014, we entered into a Consent Agreement with the DTCC for the purpose of resolving the potential violations of ITAR. Our agreement with the DTCC had a two-year term and provided for: (i) payment of an aggregate civil penalty of $10 million, $4 million of which is suspended and eligible for offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an internal Special Compliance Official to oversee compliance with the Agreement and U.S. export control regulations; (iii) two external audits of the Company’s ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  The Consent Agreement period was closed on June 21, 2016.

We are also subject to customs regulations, administered by the U.S. Department of Homeland Security and the U.S. Customs and Border Patrol, which control the import of technologies into the U.S. and various other aspects of the operation of our business. We are also subject to the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business. While our policies and procedures mandate compliance with such laws and regulations, we can provide no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of our products or other activities, which could have a material adverse impact on our results of operations and financial condition.

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

In 2016, our distributors accounted for 51.9% of our revenue. Our distributors can generally terminate their agreement with us with only minimal notice. One of our distributors accounted for more than 10% of our revenue in 2016. The termination of a significant distributor or value-added reseller could impact our revenue and limit our access to certain end-customers. It could also result in the return of excess inventory. Since many distributors simply resell our products, they generally operate on low profit margins. If a distributor or value-added reseller were to terminate their agreement with us or go out of business, our accounts receivable originating through that distributor or value-added reseller would be subject to significant collection risk.

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

As a global company, our effective income tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the U.S. and many foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This 10-year tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to maintain this tax holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia. Absent such tax holiday, the corporate income tax rate in Malaysia that would otherwise apply to us would be 24%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial as the benefits provided under the present tax concession arrangement.

On January 17, 2017, the Finance Act 2017, or Finance Act, became effective in Malaysia.  The Finance Act provides for a withholding tax to be imposed on payments made by Malaysian entities to non-residents for certain services.  Given the recent effective date of the Finance Act, it is unclear whether it will apply to payments made from our Malaysia subsidiary to non-residents, which could include intercompany payments to the parent corporation of our Malaysia subsidiary.  We are currently assessing the applicability of the Finance Act to determine the potential impact to our consolidated financial results.  If the Finance Act were to apply to intercompany payments made to non-resident entities, there could be a material increase to our income tax expense and a corresponding adverse effect on our financial results of operations and cash flows.

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

Non-U.S. sales accounted for 82.3% of our revenue in 2016. We expect that international sales will continue to account for a significant majority of our total revenue in future years. Our international operations and sales are subject to various risks including, but not limited to:

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

From time-to-time, we are subject to legal claims, such as the litigation filed against us by Texas Advanced Optoelectronic Solutions, Inc., or TAOS, in 2008.    In that litigation matter, at the conclusion of the trial in early 2015, the jury found in favor of TAOS and recommended to the court that we pay over $59 million in damages for trade secret misappropriation and patent infringement. We estimated that the amount of the judgment, along with prejudgment interest and the legal fees we anticipated we would incur in the post-trial proceedings and during the appeal, would total $81.1 million.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016, and as a consequence, we increased our accrual for this matter by $1.3 million in the quarter ended July 1, 2016. Given the unpredictable nature of this type of litigation and because the outcome remains subject to appeal, the ultimate impact of this lawsuit may be materially different from our estimate.

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

We are subject to various environmental laws relating to the management, disposal, and remediation of hazardous materials and the discharge of pollutants into the environment. We are also subject to laws relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous substances. The future cost of compliance with existing environmental and health and safety laws (and liability for known environmental conditions ) could have a material adverse effect on our business, financial condition, or results of operations. In addition, we cannot predict:

•what environmental or health and safety legislation or regulations will be enacted in the future;

•how existing or future laws or regulations will be enforced, administered, or interpreted;

•the amount of future expenditures which may be required to comply with these environmental or health and safety laws or to respond to future cleanup matters or other environmental claims; or

•the extent of our obligations to the purchasers of our environmentally challenged sites.

Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us in September of 2015, that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses it incurs as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others, plus the cost of site remediation.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors (including General Electric and Harris Corporation) of our Taiwan subsidiary, Intersil Ltd. TCETVT has informed us that a judgment of $18.5 million has been entered against TCETVT and that it has incurred costs of $11.2 million in defending the lawsuit and $15.9 million in site remediation costs.  We were advised by TCETVT that additional claimants may be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.  By letter dated June 22, 2016 from counsel for General Electric and by letter dated July 14, 2016 from counsel for TCETVT, we were advised that in April 2016 the Taiwan Supreme Court denied the request to add additional claimants to the existing lawsuit and that, in response to the denial, the plaintiffs filed a new, but related lawsuit, claiming damages on behalf of 1,147 new claimants as well as adding additional sites at which the toxic torts were alleged to have occurred, such that the resulting liability could be as high as an additional $225.0 million.  See Item 3. “Legal Proceedings”.  If we were ultimately found to be liable for a liability of this magnitude, it would have a material adverse effect on our consolidated financial position and results of operations.  Although Harris Corporation has agreed to indemnify us for all environmental liabilities related to events or activities occurring before our acquisition of their semiconductor business, Harris has not yet agreed to indemnify us for the liability asserted by TCETVT. In addition, while we believe that Harris currently maintains sufficient assets to cover any indemnification obligation they may have, there can be no assurance that Harris will have such assets at the time a claim may be made by us.

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

Our current revolving credit facility imposes restrictions that limit our ability to engage in certain activities including our ability to enter into certain transactions, make investments or other specified restricted payments, pay certain dividends, repurchase our capital stock, create certain liens on our assets, and incur certain subsidiary indebtedness. Our credit facility also requires us to maintain compliance with specified financial ratios. These covenants could restrict our ability to finance future operations or capital needs, respond to changing business and economic conditions or engage in other transactions or business activities that may be important to our growth strategy or otherwise important to us. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, such as foreign exchange rates, interest rates, changes in technology, and changes in the level of competition. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness, if any, could be declared immediately due and payable. In addition, the lenders under our credit facility could institute foreclosure proceedings against the assets used to secure the borrowing under such facility.

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

TAOS Litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016 against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal. Our opening brief was filed in October 2016 and the matter continues to progress.

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

Environmental Matter

In correspondence dated September 28, 2015, counsel for Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors, including General Electric, or GE, and Harris Corporation, or Harris, of our Taiwan subsidiary, Intersil Ltd. In the September 28 correspondence, TCETVT also informed us that the Taipei District Court entered a judgment of $18.5 million in the lawsuit against TCETVT, which judgment has been appealed. In addition, TCETVT informed us that they have incurred costs of $11.2 million in defending against the lawsuit through September 1, 2015.  We were also advised by TCETVT that additional claimants may be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.  In its September 28, 2015 letter, TCETVT informed us that it reserved its right to seek indemnification from us for any and all costs associated with the remediation of the contamination on that site and nearby areas. TCETVT claims they have incurred $15.9 million in remediation-related costs through September 1, 2015.

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

Quarter:	High	Low
First quarter of 2015 (from January 3, 2015 to April 3, 2015)	$16.39	$13.65
Second quarter of 2015 (from April 4, 2015 to July 3, 2015)	$15.04	$12.19
Third quarter of 2015 (from July 4, 2015 to October 2, 2015)	$12.31	$9.20
Fourth quarter of 2015 (from October 3, 2015 to January 1, 2016)	$14.55	$11.90
First quarter of 2016 (from January 2, 2016 to April 1, 2016)	$13.99	$10.67
Second quarter of 2016 (from April 2, 2016 to July 1, 2016)	$14.33	$11.38
Third quarter of 2016 (from July 2, 2016 to September 30, 2016)	$22.76	$12.90
Fourth quarter of 2016 (from October 1, 2016 to December 30, 2016)	$22.34	$21.81

(b) Holders

On February 3, 2017, the last reported sale price for our Class A common stock was $22.43 per share. As of the same date, there were 249 record holders of our Class A common stock.

(c) Dividends

In 2016, we declared and paid quarterly dividends totaling $0.48 per share annually. The first quarter dividend in 2017 has been declared by our Board of Directors at $0.12 per share, to be paid on or about February 24, 2017, to stockholders of record as of February 14, 2017, which if annualized equates to $0.48 per share.

Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to R&D, creation and expansion of sales distribution channels, investments and acquisitions, share dilution, our stock repurchase program, legal risks, liquidity, and profitability. The terms of our revolving credit facility also restrict us from paying dividends and making investments in capital expenditures to the extent that doing so would cause us to fail to meet the covenants contained in the facility. The determination to declare and pay a dividend will be made in a timely manner in the discretion of our Board of Directors in light of these and other relevant factors. However, pursuant to the terms of the Merger Agreement, we are not permitted to declare or pay any dividends on or make any distribution with respect to its outstanding shares of capital stock (whether in cash, assets, shares or other securities of the Company or any of our subsidiaries), except for a quarterly cash dividend in an amount not to exceed $0.12 per share of our Class A common stock, consistent with past practice.

(d) Equity compensation plan information

For important information regarding our equity compensation plans, please see Note 14, "Equity-Based Compensation," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(e) Performance Graph

The following graph presents a comparison of the cumulative total stockholder return, assuming dividend reinvestment, on our stock with the cumulative total return of the NASDAQ Market Index and the Philadelphia Semiconductor Index for the period of five years commencing December 30, 2011 and ending December 30, 2016. The graph assumes that $100 was invested on December 28, 2012 in each of Intersil common stock, the NASDAQ Market Index, and the Philadelphia Semiconductor Index, and that all dividends were reinvested.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
2011
2012
2013
2014
2015
2016
Intersil Corporation
Philadelphia Semiconductor Index
NASDAQ Market Index

(f) Recent Sales of Unregistered Securities

None.

(g) Issuer Purchases of Equity Securities

None.

Item 6.Selected Financial Data.

The following table sets forth our selected financial data. The historical financial data for each year in the five-year period ended December 30, 2016 is derived from our audited consolidated financial statements. 2013 was a 53-week year. All other periods presented were 52-week years. Additional information regarding 2012 and 2013 can be found in our 2012 and 2013 Annual Reports on Form 10-K filed with the SEC for the relevant period. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report (including the related notes) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2016	2015	2014	2013	2012
	(a)(c)(g)	(a)(b)(e)	(a)(d)	(a)(c)(d)	(b)(c)(f)

	(in thousands, except per share amounts)
Revenue	$542,139	$521,616	$562,555	$575,195	$607,864
Net income (loss)	48,137	7,186	54,812	2,855	(37,649)
Basic earnings (loss) per share	0.36	0.05	0.42	0.02	(0.30)
Diluted earnings (loss) per share	0.35	0.05	0.41	0.02	(0.30)
Total assets	1,165,341	1,138,618	1,154,260	1,191,396	1,227,786
Cash dividends per common share	$0.48	$0.48	$0.48	$0.48	$0.48

The following transactions affect the comparability of the results between the periods above:

a)

During 2011, we recorded other than temporary impairment charges and losses on investments in auction rate securities of $6.5 million. During years 2016, 2015, 2014 and 2013, we recorded gains related to the recovery of previously recognized losses on auction rate securities of $0.3 million, $1.2 million, $1.1 million, and $0.9 million, respectively.

b)

During 2015 we recorded a net tax benefit of $27.4 million related to the release of a reserve for an uncertain tax position related to intercompany transfers of assets in 2010.  During 2012, we recorded discrete income tax charges of $16.8 million, which are due primarily to a provision established upon the completion of field work of multi-year IRS examinations.

c)	During 2016, 2013 and 2012, we recorded restructuring and related costs of $12.3 million, $28.7 million and $10.5 million, respectively.
d)	During 2014 and 2013, we recorded provisions of $4.0 million and $6.0 million, respectively, related to a provision for export compliance settlement.
e)	During 2016 and 2015, we recorded provisions for the TAOS litigation of $1.3 million and $81.1 million, respectively.
f)	During 2012, we recorded income net of expenses from IP agreements of $14.4 million and losses related to settlement of our interest rate swaps of $5.8 million.
g)	During 2016, we recorded merger-related expenses of $7.9 million related to the pending Merger.

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

Overview

We design and develop innovative power management and precision analog integrated circuits, or ICs. We were formed in August 1999 when we acquired the semiconductor business of Harris Corporation and began operating as Intersil Corporation. That semiconductor business included product portfolios and intellectual property dating back to 1967 when semiconductor companies were just emerging in Silicon Valley. We are now an established supplier of power management and precision analog technology for many of the most rigorous applications in the computing, consumer, and industrial markets. We supply a full range of power IC solutions for battery management, processor power management, and display power management, including power regulators, converters, and controllers as well as fully integrated power modules. We also provide precision analog components such as amplifiers and buffers, proximity and light sensors, data converters, optoelectronics, video decoders, and interface products. As a major supplier of radiation-hardened devices to the military and aerospace industries, our product development methodologies reflect experience designing products to meet the highest standards for reliability and performance in challenging environments.

We utilize a 52/53-week fiscal year, ending on the nearest Friday to December 31. 2016, 2015, and 2014 each contained 52 weeks. Quarterly and annual periods may vary from exact calendar quarters or years.

Pending Merger with Renesas Electronics Corporation

On September 12, 2016, we entered into the Merger Agreement with Renesas. At the effective time of the Merger, each outstanding share of Class A common stock, other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by Intersil, Renesas, and their subsidiaries, will be automatically converted into the right to receive $22.50 in cash, without interest and less any applicable withholding taxes, plus, if applicable, the amount of any dividend which has a record date prior to the closing date of the Merger and a payment date after the closing date of the Merger.

The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, which we received on December 8, 2016, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected in the first quarter of 2017.

The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before July 12, 2017. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $96.5 million.

We recorded transaction-related costs of $7.9 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the year ended December 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

Consolidated Statement of Income  (thousands and % of revenue):

	Year Ended
	December 30, 2016		January 1, 2016		January 2, 2015
Revenue	$542,139	100.0%	$521,616	100.0%	$562,555	100.0%
Cost of revenue	218,952	40.4%	213,820	41.0%	235,800	41.9%
Gross profit	323,187	59.6%	307,796	59.0%	326,755	58.1%

Operating costs and expenses:
Research and development	130,846	24.1%	126,350	24.2%	125,851	22.4%
Selling, general and administrative	95,801	17.7%	96,963	18.6%	99,926	17.8%
Amortization of purchased intangibles	11,734	2.2%	17,625	3.4%	22,241	4.0%
Restructuring and related costs	12,336	2.3%	—	—%	—	—%
Provision for export compliance settlement	—	—%	—	—%	4,000	0.7%
Provision for the TAOS litigation	1,255	0.2%	81,100	15.5%	—	—%
Merger-related expenses	7,904	1.5%	—	—%	—	—%
Operating income (loss)	63,311	11.6%	(14,242)	(2.7)%	74,737	13.2%
Interest expense and other	(1,342)	(0.2)%	(1,415)	(0.3)%	(1,742)	(0.3)%
Gain on investments, net	828	0.2%	885	0.2%	1,538	0.3%
Income (loss) before taxes	62,797	11.6%	(14,772)	(2.8)%	74,533	13.2%
Income tax expense (benefit)	14,660	2.7%	(21,958)	(4.2)%	19,721	3.5%
Net income	$48,137	8.9%	$7,186	1.4%	$54,812	9.7%

Revenue, Cost of Revenue and Gross Margin

Revenue

Our two end-markets are industrial & infrastructure and computing & consumer. Our revenue by end-market was as follows (in thousands and % of revenue):

	Year Ended
	December 30, 2016		January 1, 2016		January 2, 2015
Industrial & infrastructure	$351,126	64.8%	$341,923	65.6%	$358,265	63.7%
Computing & consumer	191,013	35.2	179,693	34.4	204,290	36.3
Total	$542,139	100.0%	$521,616	100.0%	$562,555	100.0%

Our revenue for 2016 was $542.1 million, an increase of $20.5 million or 3.9% from 2015.  In aggregate, higher overall unit sales in 2016 for the related product mix increased revenue by $23.9 million, which was offset by $3.4 million due to a slight decrease in average selling prices, or ASPs, for the related product mix, as compared to 2015.  Revenue from the industrial & infrastructure end-market increased by 2.7% with automotive showing strong growth.  Revenue from the computing & consumer end-market increased by 6.3% due to introduction of new products.

Our revenue for 2015 was $521.6 million, a decrease of $40.9 million or 7.3% from 2014.  In aggregate, lower overall unit sales in 2015 and a decrease in average selling prices, or ASPs, for the related product mix decreased revenue by $16.3 million and $24.6 million, respectively, as compared to 2014.  Revenue during the year was impacted by overall weakness in the demand environment arising from sluggish global economic growth.  Industrial & infrastructure revenue decreased by 4.6% due to slower end-market demand.  Computing & consumer revenue declined by 12% due to lower sales of certain low-margin consumer products which were deemphasized, lower unit production of personal computers, and delays in new product roll-outs by certain original equipment manufacturers.

Geographical revenue (thousands and % of revenue)

	Year Ended
	December 30, 2016		January 1, 2016		January 2, 2015
Asia	$391,503	72.2%	$374,371	71.8%	$411,069	73.1%
North America	96,097	17.7	91,932	17.6	104,306	18.5
Europe and other	54,539	10.1	55,313	10.6	47,180	8.4
Total	$542,139	100.0%	$521,616	100.0%	$562,555	100.0%

Cost of Revenue and Gross Margin

Our gross margin increased by 60 basis points in 2016 from 2015. The increase was primarily due to introduction and sale of new products with higher average gross margins. Our gross margin increased by 90 basis points in 2015 from 2014. The increase was primarily due to a higher mix of revenue from the industrial & infrastructure end-market.

Generally, our computing & consumer products have lower gross margins than our industrial & infrastructure products. We strive to improve gross margins from their present levels by introducing new high-margin products and effecting cost saving opportunities in our manufacturing chain.

Operating Costs and Expenses

Research and Development (“R&D”)

Our R&D expenses increased by 3.5% or $4.4 million to $130.8 million in 2016 compared to $126.4 million in 2015 primarily as a result of variable compensation expense of $3.2 million and higher equity-based compensation expense of $2.4 million in 2016 offset by lower payroll and related costs from lower headcount.

Our R&D expenses increased by 0.4% or $0.5 million to $126.4 million in 2015 compared to $125.9 million in 2014 primarily as a result of higher equity-based compensation offset by lower variable compensation expense in 2015.

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

Selling, General and Administrative (“SG&A”)

Our SG&A expenses decreased by 1.1% or $1.1 million to $95.8 million in 2016 compared to $96.9 million in 2015 primarily as a result of lower facilities expense, lower non-recurring severance charges offset by higher variable compensation expense. The facilities expense were lower as we consolidated certain offices.

Our SG&A expenses decreased by 3.0% or $3.0 million to $96.9 million in 2015 compared to $99.9 million in 2014 primarily as a result of lower variable compensation expense and outside legal expenses.  During 2014, the outside legal expenses had been higher due to activity related to the TAOS litigation.

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $11.7 million in 2016, $17.6 million in 2015 and $22.2 million in 2014.  The decreases in 2016 from 2015 and in 2015 from 2014 were primarily the result of certain intangible assets becoming fully amortized during the year ended December 30, 2016, offset by amortization of intangibles related to the GWS acquisition.

Restructuring and related costs

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida, or the 200mm Line.  The investment in the 200mm Line was made approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line. Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line. The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. Fair value was determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. We also recorded impairment charges of $1.0 million during the quarter ended July 1, 2016 for specific inventory items related to the 200mm Line which had no alternative use. During the quarter ended December 30, 2016, we completed the sale of the long-lived assets related to the 200mm Line for $8.5 million and recognized the related gain of $1.1 million as an offset to the restructuring and related costs of $9.9 million recorded during the quarter ended July 1, 2016, resulting in a net restructuring and related costs charge of $8.8 million for the year ended December 30, 2016.

In addition, we recorded $2.5 million of severance and other employee benefit costs related to the decommissioning and other cost reduction actions during 2016. As of December 30, 2016, there was $0.4 million of accrued liabilities related to these actions, which was paid during the first quarter of 2017.

Provision for Export Compliance Settlement

We recorded a provision of $4.0 million in 2014 related to amounts due under the Consent Agreement we entered into with the DTCC to settle claims of alleged violations of ITAR.

Provision for the TAOS litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016 against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal. Our opening brief was filed in October 2016 and the matter continues to progress.

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

Merger-related expenses

We recorded transaction-related costs of $7.9 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition with Renesas, in the year ended December 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

Other Income and Expenses

Interest expense and other

During 2015, upon liquidation of a foreign subsidiary, we wrote off $0.6 million, the amount attributable to that entity that had previously been accumulated as a translation adjustment in Accumulated Comprehensive Income.

Gain on Investments, net

We recognized a gain of $0.3 million, $1.2 million and $1.1 million in 2016, 2015 and 2014, respectively, related to the recovery of previously recognized losses on Auction Rate Securities, or ARS.

Income Tax Expense (Benefit)

Our income tax expense was $14.7 million for 2016 compared to an income tax benefit of $22.0 million in 2015.  Income tax for 2015, included a $28.0 million benefit relating to release of certain United States federal and state unrecognized tax benefits, or UTBs, due to the expiration of the relevant statutes of limitation.  The effective tax rate differs from the 35% statutory corporate tax rate primary due to this UTB reserve release and due to losses sustained in foreign jurisdictions with lower statutory tax rates.

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations. We are subject to income taxes in the United States and many foreign jurisdictions and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate, as well as our actual taxes payable, could be adversely affected by changes in the mix of earnings between countries with differing tax rates. Our primary foreign operations are in Malaysia where we currently have a tax holiday resulting in a tax rate of 0%. This tax holiday began on July 1, 2009 and terminates on July 1, 2019. In order to retain this holiday in Malaysia, we must meet certain operating conditions, including compliance with warehouse and shipping quotas and specified manufacturing activities in Malaysia. Absent such tax incentives, the corporate income tax rate in Malaysia that would otherwise apply to us would be 24%. If we cannot or elect not to comply with these conditions, we could lose the related tax benefits. In such event, we may be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial as the benefits provided under the present tax concession arrangement.

The impact of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of $8.9 million and a decrease on the effective tax rate of 14.3% in 2016, compared to an expense of $15.8 million and a decrease on the effective tax rate of 107% in 2015, and compared to a benefit of $7.9 million and a decrease on the effective tax rate of 10.6% for 2014. In determining net (loss) income, we estimate and exercise judgment in the calculation of tax expense and tax liabilities and in assessing the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of assets and liabilities. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we do not believe that the recovery is likely, we establish a valuation allowance. As of December 30, 2016, our net deferred tax amounted to $53.8 million compared to $63.1 million as of January 1, 2016. Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our income tax expense could be volatile, which contributes to volatility in reported financial results. As of December 30, 2016 and January 1, 2016, our gross UTBs related to uncertain tax positions were $9.5 million and $8.7 million, respectively.

As of December 30, 2016, $199.9 million of our cash, cash equivalents, and short-term investments were held by our foreign subsidiaries.  Due to an IRS audit for the tax years 2008-2009 and the deemed sale of intangible property to the foreign subsidiaries in 2010, a substantial portion of this cash can be distributed to our U.S. parent without being subject to U.S. federal or state income taxes. As of December 30, 2016, a total of $70.5 million can be distributed to our U.S. parent without being subject to U.S. federal or state income taxes.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

The following table sets forth our future contractual obligations as of December 30, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Future minimum lease commitments	$4,775	$4,325	$3,216	$3,256	$3,338	$4,217	$23,127
Open capital asset purchase commitments	2,683	—	—	—	—	—	2,683
Open raw material purchase commitments	19,333	—	—	—	—	—	19,333
Other purchase commitments	4,598	4,445	3,201	98	—	—	12,342
Total	$31,389	$8,770	$6,417	$3,354	$3,338	$4,217	$57,485

Our future minimum lease commitments consist primarily of leases for buildings and other real property.

As of December 30, 2016, our net unrecognized tax benefits and related interest and penalties were $9.5 million, of which $2.1 million are classified as long-term liabilities and $7.4 million are netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of the payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits.  As a result, these amounts are not included in the table above.

Off-Balance Sheet Arrangements

As of December 30, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

As of December 30, 2016, $199.9 million of our cash, cash equivalents, and short-term investments were held by our foreign subsidiaries.  We have provided for federal and state taxation at a cumulative rate of 37.5% in connection with the Revenue Procedure 99-32 election related to the 2008-2009 IRS examination periods that allows for the repatriation of $125.0 million, $70.5 million of which remains available to repatriate as of December 30, 2016.

On July 19, 2016, we entered into an amended and restated five-year, $225.0 million revolving credit facility, or the Amended Facility, that matures on July 19, 2021 and is payable in full upon maturity. The Amended Facility replaced our five-year, $325.0 million revolving credit facility, or the Facility, that would have matured on September 1, 2016. Under the Amended Facility, $50.0 million is available for the issuance of standby letters of credit, $30.0 million is available as swing line loans, and $70.0 million is available for multicurrency borrowings. Amounts repaid under the Amended Facility may be re-borrowed. The Amended Facility bears interest rate for all revolving loans on a pricing grid ranging from 0.5% to 1.25% per annum for base rate loans and 1.5% to 2.25% for Eurocurrency rate loans based on our Consolidated Leverage Ratio (as defined in the credit facility agreement). We did not have any outstanding borrowings against the Amended Facility as of December 30, 2016 or against the Facility as of January 1, 2016 and were in compliance with all applicable covenants.

Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in certain assets and liabilities.

Net cash flows provided by operating activities in 2016 were $104.7 million, compared to $117.0 million in 2015, a decrease of $12.3 million. The cash flow from operations decreased primarily due to the following:

-	Trade receivables increased by $11.6 million due to higher revenue in the quarter ended December 30, 2016 compared to the quarter ended January 1, 2016.
-	Income taxes receivable decreased by $8.1 million. Please see Note 10 in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for further discussion.

Net cash flows provided by operating activities in 2015 were $117.0 million, compared to $73.4 million in 2014, an increase of $43.6 million. The cash flow from operations increased primarily due to the following:

-

A provision for the TAOS litigation of $81.1 million was recorded during 2015.  During 2015, we paid $3.1 million in legal fees related to the TAOS litigation.  Please see Note 15 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

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

Net cash used in investing activities was $83.2 million in 2016, compared to $27.7 million used in 2015 and $ 8.8 million in 2014. We purchased $82.7 million of short-term investments in 2016. Capital expenditures were $9.5 million in 2016 compared to $13.0 million in 2015. We also received a total of $7.7 million from the sale of the long-lived assets related to the 200mm Line.

During 2015 we paid cash of $15.9 million for the acquisition of Great Wall Semiconductor.  Capital expenditures were $13.0 million in 2015 compared to $9.9 million in 2014.

Financing activities

Financing cash flows consist primarily of payment of dividends to stockholders, proceeds from issuance of stock under our employee stock purchase plan, and issuance and repayment of long-term debt.

Net cash used in financing activities was $43.2 million in 2016, compared to $51.5 million in 2015 and $46.0 million in 2014.  We paid dividends of $68.4 million, $64.9 million and $62.9 million during 2016, 2015 and 2014 respectively.  We also received $22.3 million in net proceeds from the exercise of equity-based awards in 2016 compared to $10.4 million and $15.6 million in net proceeds during 2015 and 2014 respectively.  We did not have any long-term debt outstanding during any of the years presented.

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

During 2016, 2015 and 2014, we recognized 51.9%, 56.8% and 58.3% respectively, of revenues from sale to distributors. We initially invoice certain distributors at list price upon shipment and issue a credit for pricing adjustments, which we refer to as ship and debit claims, once the product has been sold to the end customer and the distributor has met certain reporting requirements. We estimate and record a reserve for the ship and debit claims based on our assessment of contractual terms with the respective distributors, historical information and prevailing economic situation at the time of recognition of revenue.

For certain distributors, we defer recognition until the distributors resell the products to their end customer, which we refer to as sell-through distributors.  Revenue at published list price and cost of revenue to sell-through distributors are deferred until either the product is resold by the distributor or, in certain cases, return privileges terminate, at which time revenue and cost of revenue are recorded in the consolidated statement of income.  The final price is also subject to ship and debit credits, reducing the final amount recorded in revenue at resale.

Revenue from sales of our products that are subject to inventory consignment agreements, including consignment arrangements with distributors, is recognized in accordance with the principles discussed above, but delivery occurs when the customer or distributor pulls product from consignment inventory that we store at designated locations.

Inventory Allowances

We record our inventories at standard costs, which approximates the lower of actual cost or market value. As the market value that we will realize on sales of our inventory cannot be known with exact certainty at the balance sheet date, we rely on past sales experience and future sales forecasts to project it. In analyzing our inventory levels, we classify certain inventory as either excess or obsolete, and adjust the carrying amount of such inventory accordingly.  Inventory adjustments establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable.  These classifications are maintained for all classes of inventory, although raw materials are seldom deemed excess or obsolete. We classify inventory as obsolete if we have withdrawn the relevant product from the marketplace or if we have had no sales of the product for the past 18 months and no sales are forecasted for the next 24 months. We write down the cost of obsolete inventory. We conduct reviews of excess inventory on a quarterly basis and reserve for a significant portion of the excess inventory. We classify inventory as excess if we have quantities of product greater than the amounts we have sold in the past 18 months or have forecasted to sell in the next 24 months. We typically retain excess inventory until the inventory is sold or reclassified as obsolete, at which time we may scrap such inventory.

For all products identified as excess or obsolete, management reviews the relevant facts and circumstances, such as competitive landscape, industry economic conditions, product lifecycles and product cannibalization, specific to that product.

Product demand estimates are a key element in determining inventory allowances. Our estimate of product demand requires significant judgment and is based in part on historical sales.  However, historical sales may not accurately predict future demand. If future demand is ultimately lower than our estimate, we could incur significant additional expenses to provide allowances for and scrap excess or obsolete inventory. If demand is higher than expected, we may sell inventory that had previously been written down. Our gross margins were positively impacted by the sale of previously written-down inventory of $2.3 million, $2.6 million, and $2.1 million in 2016, 2015 and 2014, respectively.

Assessment of recoverability of goodwill

We perform an annual assessment of goodwill in the fourth quarter of each year, or more frequently if indications of potential impairment exist. We consider various qualitative factors, including macroeconomic and industry conditions, our financial performance, and changes in our stock price to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one of the quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if applicable, step two involves estimation of the impairment loss, which is the amount of excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill.  In 2016 and 2014, based on a qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed. In 2015, we performed a quantitative two-step assessment and concluded that the carrying value of goodwill had not been impaired as of the date of the assessment.

During the first quarter of 2015, we made certain organizational changes which resulted in a reorganization from four reporting units – specialty, mobile, precision, and industrial & infrastructure – into three reporting units – mobile, precision, and industrial & infrastructure.  As a result of this reorganization, we performed a fair value analysis immediately prior to the reallocation. In addition, we reallocated our existing goodwill balances to the new reporting units utilizing a relative fair value allocation approach in accordance with FASB ASC Topic 350. Based on our analyses, no impairment was indicated, and consequently, there was no change in the consolidated carrying value of goodwill during the first quarter of 2015.

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

Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. As of December 30, 2016, our net deferred tax asset amounted to $53.8 million compared to $63.1 million as of January 1, 2016.  Applicable guidance requires us to record our tax expense based on various estimates of probabilities of sustaining certain tax positions. As a result of this and other factors, our tax expense could be volatile, which contributes to volatility in reported financial results. As of December 30, 2016 and January 1, 2016, our gross UTBs including interest and penalties related to uncertain tax positions were $9.5 million and $8.7 million, respectively.

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting guidance, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Our cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk. Our investment portfolio includes fixed-income securities with a fair value of $90.1 million and a hypothetical 100 basis point increase in interest rates would result in a  $0.4 million decline in the fair market value of the portfolio. Such loss would only be realized if we sold the fixed-income securities prior to recovery or the loss is determined to be other-than-temporary. Due to the short term nature of our portfolio, we do not enter into forward contracts to hedge these risks.

A substantial majority of our revenues and liabilities outside the U.S. are billed, collected, and paid in U.S. dollars. Therefore, we do not believe we have material risk to currency rates.  A hypothetical 10% fluctuation in non-U.S. currency exchange rates would not have a material impact on our revenues or liabilities.  As of December 30, 2016, we did not have any open derivative financial instruments to manage our foreign currency risk.

Item 8.Financial Statements and Supplementary Data.

The following consolidated financial statements and the related Notes thereto, the financial statement schedules of Intersil Corporation and the Reports of the Independent Registered Public Accounting Firm are filed as a part of this report.

INTERSIL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited the accompanying consolidated balance sheets of Intersil Corporation and subsidiaries (the Company) as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intersil Corporation and subsidiaries as of December 30, 2016 and January 1, 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intersil Corporation’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intersil Corporation:

We have audited Intersil Corporation’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intersil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Intersil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intersil Corporation and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 30, 2016.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule.  Our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California

February 17, 2017

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
	(in thousands, except per share amounts)
Revenue	$542,139	$521,616	$562,555
Cost of revenue	218,952	213,820	235,800
Gross profit	323,187	307,796	326,755

Operating costs and expenses:
Research and development	130,846	126,350	125,851
Selling, general and administrative	95,801	96,963	99,926
Amortization of purchased intangibles	11,734	17,625	22,241
Restructuring and related costs	12,336	—	—
Provision for export compliance settlement	—	—	4,000
Provision for the TAOS litigation	1,255	81,100	—
Merger-related expenses	7,904	—	—
Operating income (loss)	63,311	(14,242)	74,737
Interest expense and other	(1,342)	(1,415)	(1,742)
Gain on investments, net	828	885	1,538
Income (loss) before taxes	62,797	(14,772)	74,533
Income tax expense (benefit)	14,660	(21,958)	19,721
Net income	$48,137	$7,186	$54,812

Earnings per share
Basic	$0.36	$0.05	$0.42
Diluted	$0.35	$0.05	$0.41

Cash dividends declared per common share	$0.48	$0.48	$0.48

Weighted average common shares outstanding:
Basic	135,281	131,793	129,149
Diluted	137,864	133,273	132,657

See accompanying Notes to Consolidated Financial Statements

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015

	(in thousands)
Net income	$48,137	$7,186	$54,812

Change in net unrealized holding losses on available-for-sale investments	(104)	—	—
Change in net foreign currency translation adjustments	(1,063)	(641)	(1,791)
Actuarial changes in pension obligation	88	(1,271)	—
Other comprehensive loss, net of tax	(1,079)	(1,912)	(1,791)
Comprehensive income	$47,058	$5,274	$53,021

See accompanying Notes to Consolidated Financial Statements

INTERSIL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2016	January 1, 2016
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$224,456	$247,403
Short-term investments	82,333	—
Trade receivables, net of reserves ($12,522 as of December 30, 2016 and $14,541 as of January 1, 2016)	54,295	42,684
Inventories	65,208	65,334
Prepaid expenses and other current assets	10,293	7,176
Income taxes receivable	534	7,584
Total Current Assets	437,119	370,181
Non-current Assets:
Property, plant and equipment, net	49,250	71,044
Purchased intangibles, net	20,773	32,507
Goodwill	571,770	571,770
Deferred income tax assets	53,838	63,139
Other non-current assets	32,591	29,977
Total Non-current Assets	728,222	768,437
Total Assets	$1,165,341	$1,138,618
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables	$20,970	$23,382
Accrued compensation	33,782	31,662
Other accrued expenses and liabilities	19,584	17,251
Deferred income	15,071	14,482
Income taxes payable	3,570	3,270
Provision for the TAOS litigation	78,105	77,988
Total Current Liabilities	171,082	168,035
Non-current Liabilities:
Income taxes payable	2,068	1,609
Other non-current liabilities	8,652	14,225
Total Non-current Liabilities	10,720	15,834
Stockholders' Equity:
Preferred stock, $0.01 par value, 2 million shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value, voting; 600 million shares authorized; 137,732,624 shares issued and outstanding as of December 30, 2016 and 132,728,391 shares issued and outstanding as of January 1, 2016	1,377	1,327
Additional paid-in capital	1,541,016	1,559,334
Accumulated deficit	(556,800)	(604,937)
Accumulated other comprehensive loss	(2,054)	(975)
Total Stockholders' Equity	983,539	954,749
Total Liabilities and Stockholders' Equity	$1,165,341	$1,138,618

See accompanying Notes to Consolidated Financial Statements

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Class A	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except per share amounts)
Balance as of January 3, 2014	$1,277	$1,620,732	$(666,935)	$2,728	$957,802
Net income	-	-	54,812	-	54,812
Dividends paid, $0.48 per common share	-	(61,960)	-	-	(61,960)
Dividends accrued to Award holders prior to vesting	-	(1,798)	-	-	(1,798)
Equity-based compensation expense	-	18,688	-	-	18,688
Shares issued under equity-based award plans	25	15,533	-	-	15,558
Tax impact of shares issued under equity-based award plans	-	237	-	-	237
Other comprehensive loss, net of tax	-	-	-	(1,791)	(1,791)
Balance as of January 2, 2015	$1,302	$1,591,432	$(612,123)	$937	$981,548
Net income	-	-	7,186	-	7,186
Dividends paid, $0.48 per common share	-	(63,255)	-	-	(63,255)
Dividends accrued to Award holders prior to vesting	-	(2,365)	-	-	(2,365)
Equity-based compensation expense	-	23,158	-	-	23,158
Shares issued under equity-based award plans	25	10,364	-	-	10,389
Other comprehensive loss, net of tax	-	-	-	(1,912)	(1,912)
Balance as of January 1, 2016	$1,327	$1,559,334	$(604,937)	$(975)	$954,749
Net income	-	-	48,137	-	48,137
Dividends paid, $0.48 per common share	-	(64,916)	-	-	(64,916)
Dividends accrued to Award holders prior to vesting	-	(2,767)	-	-	(2,767)
Equity-based compensation expense	-	26,802	-	-	26,802
Shares issued under equity-based award plans	50	22,563	-	-	22,613
Other comprehensive loss, net of tax	-	-	-	(1,079)	(1,079)
Balance as of December 30, 2016	$1,377	$1,541,016	$(556,800)	$(2,054)	$983,539

See accompanying Notes to Consolidated Financial Statements.

INTERSIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015

	(in thousands)
Operating Activities
Net income	$48,137	$7,186	$54,812
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,657	15,285	19,423
Amortization of intangibles	11,734	17,625	22,241
Equity-based compensation	26,802	23,158	18,688
Deferred income taxes	6,722	(6,285)	35,569
Excess tax benefit received on exercise of stock options	(2,863)	(3,013)	(1,158)
Loss on sale of property, plant and equipment	50	16	71
Non-cash portion of restructuring charges	8,879	-	-
Gain on investments	(224)	(1,198)	(1,075)
Changes in operating assets and liabilities:
Trade receivables	(11,611)	13,247	(6,118)
Inventories	126	8,437	(11,363)
Prepaid expenses and other current assets	(3,034)	2,616	(28)
Trade payables and other liabilities	(693)	(9,695)	(13,032)
Provision for the TAOS litigation	117	77,988	-
Income taxes	8,118	(64,079)	(42,226)
Other long-term assets / liabilities, net	(244)	35,716	(2,415)
Net cash flows provided by operating activities	104,673	117,004	73,389

Investing Activities
Cash paid for acquisition, net of cash acquired	-	(15,948)	-
Purchase of investments	(82,682)	-	-
Proceeds from investments	1,302	1,198	1,075
Purchase of property, plant and equipment	(9,490)	(12,965)	(9,857)
Net proceeds from disposition of property, plant and equipment	7,711	-	-
Net cash flows used in investing activities	(83,159)	(27,715)	(8,782)

Financing Activities
Proceeds, net of taxes withheld, from equity-based awards	22,304	10,389	15,558
Excess tax benefit received from exercise of equity-based awards	2,863	3,013	1,381
Dividends paid	(68,382)	(64,859)	(62,910)
Net cash flows used in financing activities	(43,215)	(51,457)	(45,971)

Effect of exchange rates on cash and cash equivalents	(1,246)	(1,645)	(2,207)
Net change in cash and cash equivalents	(22,947)	36,187	16,429
Cash and cash equivalents at the beginning of the period	247,403	211,216	194,787
Cash and cash equivalents at the end of the period	$224,456	$247,403	$211,216

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

Basis of Presentation

We utilize a 52/53-week fiscal year, ending on the nearest Friday to December 31.  Fiscal year 2016, 2015 and 2014 each contained a 52-week period. Quarterly and annual periods may vary from exact calendar quarters or years.

The consolidated financial statements include the accounts of Intersil and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Pending Merger with Renesas Electronics Corporation

On September 12, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Renesas will merge with and into Intersil (the “Merger”), with Intersil continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas. At the effective time of the Merger, each outstanding share of Class A common stock, par value $0.01 per share, of Intersil (“Class A common stock” or “common stock”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by Intersil, Renesas and their subsidiaries, will be automatically converted into the right to receive $22.50 in cash, without interest and less any applicable withholding taxes, plus, if applicable, the amount of any dividend which has a record date prior to the closing date of the Merger and a payment date after the closing date of the Merger.

The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, which we received on December 8, 2016, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected in the first quarter of 2017.

The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before July 12, 2017. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $96.5 million.

We recorded transaction-related costs of $7.9 million, principally for outside financial advisory, legal, and related fees and expenses associated with the pending acquisition, in the year ended December 30, 2016. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. Investments with original maturities over three months are classified as short-term investments. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.

Investments—All of our investments, except Non-marketable equity securities, are classified as available-for-sale at the respective balance sheet dates. Investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the gains and losses on investments. Interest earned on cash and investments, as well as realized gains and losses on sale of securities, are included in interest income in our consolidated statements of income.

Non-marketable equity securities are accounted for at historical cost or, if we have significant influence over the investee, using the equity method of accounting. These investments are evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant, other than temporary, adverse effect on the carrying value of the investment.

Deferred Compensation Plan Assets—We have made available a non-qualified deferred compensation plan for certain eligible employees. Participants can direct the investment of their deferred compensation plan accounts from a portfolio of funds from which earnings are measured. Although participants direct the investment of these funds, they are classified as trading securities and are included in other non-current assets because they remain our assets until they are actually paid out to the participants. We maintain a portfolio of $10.2 million in mutual fund investments and corporate-owned life insurance under the plan. Changes in the fair value of the asset are recorded as a gain (loss) on investments and changes in the fair value of the liability are recorded as a component of compensation expense. In general, the compensation expense (benefit) is substantially offset by the gains and losses on the investment. During 2016 and 2014, we recorded gains on deferred compensation investments of $0.6 million and $0.5 million, respectively and losses of $0.3 million during 2015. We also recorded compensation expense of $0.7 million each in 2016 and 2014 and compensation benefit in 2015 was immaterial.

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

Goodwill— Goodwill is an indefinite-lived intangible asset that is not amortized, but instead is tested for impairment annually or more frequently if indications of impairment exist. We perform an annual assessment of goodwill in the fourth quarter of each year, or more frequently if indications of potential impairment exist. We consider various qualitative factors, including macroeconomic and industry conditions, financial performance of the company and changes in the stock price of the company to determine whether it is necessary to perform a quantitative test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Under the quantitative test, goodwill is tested under a two-step method for impairment at a level of reporting referred to as a reporting unit. Step one of the quantitative analysis involves identifying potential impairment by comparing the fair value of each reporting unit with its carrying amount and, if applicable, step two involves estimation of the impairment loss, which is the amount of excess of carrying amount of goodwill over the implied fair value of the reporting unit goodwill.  In 2016 and 2014, based on a qualitative assessment, we concluded that a quantitative two-step assessment was not required to be performed.  In 2015, we performed a quantitative two-step assessment and concluded that the carrying value of goodwill had not been impaired as of the date of the assessment.

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

We classify accrued interest and penalties on income tax matters in the liabilities section of the balance sheet as non-current income taxes payable. When the interest and penalty portions of such uncertain tax positions are adjusted, it is classified as income tax expense. All of the uncertain tax positions and UTBs as of December 30, 2016 would impact our effective tax rate should they be recognized.

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

The following table summarizes the deferred income balance, primarily consisting of sell-through distributors (in thousands):

	December 30, 2016	January 1, 2016
Deferred revenue	$18,834	$17,626
Deferred cost of revenue	(3,763)	(3,144)
Deferred income	$15,071	$14,482

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

Advertising Expense—Advertising costs are expensed in the period incurred. Advertising expense was $4.9 million, $4.5 million, and $4.2 million in 2016, 2015, and 2014, respectively.

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

Retirement Benefits—We sponsor a 401(k) savings and investment plan that allows eligible U.S. employees to participate in making pre-tax contributions to the 401(k) plan. We match the employee contributions on a dollar-for-dollar basis up to a certain predetermined percentage. Employees fully vest in the matching contributions after five years of service. We made matching contributions of $4.8 million, $4.8 million, and $4.5 million during 2016, 2015, and 2014, respectively.

We have voluntary defined contribution plans in various non-U.S. locations. Further, we maintain a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were $1.3 million, $0.9 million, and $0.8 million during 2016, 2015, and 2014, respectively. Accrued liabilities relating to these unfunded plans were $8.4 million and $7.8 million as of December 30, 2016 and January 1, 2016, respectively.

Foreign Currency Translation—For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income, or OCI. Cumulative translation adjustments in accumulated OCI were $(0.8) million, $0.3 million, and $0.9 million as of December 30, 2016, January 1, 2016, and January 2, 2015, respectively.

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

In October 2016, FASB issued ASU 2016-16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This ASU will be effective for us beginning in the first quarter of 2018, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements.

NOTE 3—BUSINESS COMBINATIONS

On September 8, 2015, we acquired Great Wall Semiconductor Corporation (“GWS”), a privately held manufacturer of metal oxide semiconductor field-effect transistors. We acquired GWS to broaden our product portfolio to better serve our customers who purchase certain commercial and radiation-hardened power management products.

The purchase consideration consisted of $18.9 million in cash, of which $2.8 million was held by us for a period of 16 months and was subject to indemnification claims. In addition, the acquisition agreement provided for a cash earn-out payment of up to an additional $4.0 million if either specified revenue targets had been achieved or a disposition event had occurred on or before December 30, 2016. A disposition event would have included transfer of GWS or its assets, or a transfer of a majority of the assets or acquisition of Intersil by a third party. The conditions for the earn-out were not met and therefore no earn-out payment was required.

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

The purchase price was preliminarily allocated as of the date of the acquisition as follows (in thousands):

Assets acquired
Current assets:
Cash	$201
Accounts receivable	346
Prepaid expenses and other assets	319
Non-current assets:
Developed technology	13,232
Customer relationships	2,500
Goodwill	6,346
Total assets acquired	22,944

Liabilities acquired
Current liabilities:
Accounts payable	703
Accrued expenses	97
Deferred revenue	266
Non-current liabilities:
Deferred taxes	2,969
Total liabilities acquired	4,035
Net assets acquired	$18,909

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

NOTE 4—AVAILABLE-FOR-SALE INVESTMENTS

The amortized cost and fair value of available-for-sale investments as of December 30, 2016 are below. We did not have available-for-sale investments as of January 1, 2016.

	As of December 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(in thousands)
Cash equivalents:
Commercial paper and corporate bonds	$7,697	$—	$—	$7,697
Money market funds	77	—	—	77
Short-term Investments:
Commercial paper and corporate bonds	69,937	13	(87)	69,863
U.S. government and agency	4,256	—	(18)	4,238
Municipal securities	1,412	—	(2)	1,410
Asset-backed and mortgage-backed securities	6,832	—	(10)	6,822
Total marketable securities	$90,211	$13	$(117)	$90,107

The contractual maturities of available-for-sale securities are presented in the following.

	As of December 30, 2016
	Amortized cost	Fair value

	(in thousands)
Due in one year or less	$53,966	$53,960
Due in one to two years	31,932	31,834
Due in two to five years	4,313	4,313
Total	$90,211	$90,107

Investments with original maturities over three months are classified as short-term investments as these investments are available-for-sale in use for current operations. There were no realized gains or losses from sales of available-for-sale investments or unrealized gains or losses that were reclassified to earnings during 2016.

NOTE 5—FAIR VALUE MEASUREMENTS

We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of December 30, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Cash equivalents:
Commercial paper	$7,697	$—	$7,697
Money market funds	77	77	—
Short-term investments:
Commercial paper and corporate bonds	69,863	—	69,863
U.S. government and agency securities	4,238	—	4,238
Municipal securities	1,410	—	1,410
Asset-backed and mortgage-backed securities	6,822	—	6,822
Other non-current assets:
Deferred compensation investments	10,177	409	9,768
Total assets measured at fair value	$100,284	$486	$99,798

	Fair value as of January 1, 2016 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Deferred compensation investments	$9,855	$400	$9,455
Total assets measured at fair value	$9,855	$400	$9,455

We did not have any Level 3 assets as at the end of 2016 or 2015.  There were no transfers into or out of Level 1 or Level 2 financial assets and liabilities during 2016 or 2015.

For actively traded securities and bank time deposits, we generally rely upon the valuations provided by the third-party custodian of these assets.

NOTE 6—INVENTORIES

Inventories are summarized below (in thousands):

	As of	As of
	December 30, 2016	January 1, 2016
Finished products	$17,632	$22,522
Work in process	44,024	38,238
Raw materials	3,552	4,574
Total inventories	$65,208	$65,334

As of December 30, 2016, we were committed to purchase $ 19.3 million of inventory from our suppliers.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	As of	As of
	December 30, 2016	January 1, 2016
Land	$1,708	$1,708
Buildings and leasehold improvements	59,620	60,939
Machinery and equipment	229,213	267,832
Construction in progress	3,773	13,917
Total property, plant and equipment	294,314	344,396
Accumulated depreciation and leasehold amortization	(245,064)	(273,352)
Total property, plant and equipment, net	$49,250	$71,044

Depreciation expense was $12.7 million, $15.3 million, and $19.4 million for 2016, 2015, and 2014, respectively. Non-cash accruals for purchases of property, plant and equipment were immaterial for 2016, 2015, and 2014. As of December 30, 2016, we had open capital asset purchase commitments of $2.7 million. The reduction in property, plant and equipment from 2015 to 2016 was driven by the impairment and related sale of assets related to our 200mm wafer fabrication line during 2016. Please see Note 9 of the Notes to the Consolidated Financial Statements for further detail.

NOTE 8—GOODWILL AND PURCHASED INTANGIBLES

Goodwill—There was no change in the goodwill balance during the year ended December 30, 2016.

The following table summarizes changes in net goodwill balances for our one reportable segment during the year ended January 1, 2016 (in thousands):

Gross goodwill balance as of January 2, 2015	$1,720,100
Accumulated impairment charge as of January 2, 2015	(1,154,676)
Goodwill from GWS acquisition	6,346
Net goodwill balance as of January 1, 2016	$571,770
Impairment charge	—
Net goodwill balance as of December 30, 2016	$571,770

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

We perform an annual test for impairment of goodwill in the fourth quarter of each year. In 2016, 2015, and 2014, we recorded no impairment of goodwill based on our analysis. During year 2016 and 2014, we had performed a qualitative assessment. The fair value of the reporting units was significantly in excess of the carrying value as of October 3, 2015, the first day of our fourth quarter of 2015 and the date at which we performed our quantitative assessment.

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

	As of December 30, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$14,600	$77,632
Accumulated amortization	44,180	12,679	56,859
Purchased intangibles, net	$18,852	$1,921	$20,773

	As of January 1, 2016
	Definite-lived: developed technologies	Definite-lived: other	Total purchased intangibles

Gross carrying amount	$63,032	$46,700	$109,732
Accumulated amortization	36,065	41,160	77,225
Purchased intangibles, net	$26,967	$5,540	$32,507

We did not record any impairment loss related to our purchased intangibles during 2016, 2015 or 2014. We write-off those intangible assets that have become fully amortized during the year. Expected amortization expense by year to the end of the current amortization schedule is as follows (in thousands):

To be recognized in:
2017	$9,480
2018	4,362
2019	1,890
2020	1,890
2021 and thereafter	3,151
Total expected amortization expense	$20,773

NOTE 9—RESTRUCTURING AND RELATED COSTS

On June 29, 2016, we began implementation of a plan to decommission our 200 millimeter wafer fabrication line in Palm Bay, Florida, or the 200mm Line.  The investment in the 200mm Line was made approximately four years ago to address the need to extend the production life of certain products manufactured at a third party wafer foundry when the supply commitments from the supplier for these products were set to expire at the end of 2014.  In July 2015, the supplier was acquired and the acquirer recently decided to continue long-term support for the manufacturing of these products.  To avoid the future capital investment anticipated to be required for the 200mm Line, we determined it would be beneficial to our long-term cost structure to source the manufacturing for these products from this supplier and decommission our 200mm Line. Due to this shift in manufacturing to an outside provider, we recorded an impairment charge of $9.9 million during the quarter ended July 1, 2016 on these long-lived assets related to the 200mm Line. The impairment charge was calculated as the excess of the assets’ carrying value over their fair value as determined by the market prices of these types of assets. Fair value was determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. We also recorded impairment charges of $1.0 million during the quarter ended July 1, 2016 for specific inventory items related to the 200mm Line which had no alternative use. During the quarter ended December 30, 2016, we completed the sale of the long-lived assets related to the 200mm Line for $8.5 million and recognized the related gain of $1.1 million as an offset to the restructuring and related costs of $9.9 million recorded during the quarter ended July 1, 2016, resulting in a net restructuring and related costs charge of $8.8 million for the year ended December 30, 2016.

In addition, we recorded $2.5 million of severance and other employee benefit costs related to the decommissioning and other cost reduction actions during 2016. As of December 30, 2016, there was $0.4 million of accrued liabilities related to these actions, which was paid during the first quarter of 2017.

As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we had, in prior years, undertaken restructuring actions to reduce our workforce and consolidate facilities. Our restructuring costs consisted primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The rebalancing plan we announced and implemented in July 2013 was completed in the first quarter of 2016.

NOTE 10—INCOME TAXES

Income (loss) before income taxes is allocated between domestic and foreign jurisdictions as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015

Domestic	$35,099	$32,729	$51,959
Foreign	27,698	(47,501)	22,574
Income (loss) before income taxes	$62,797	$(14,772)	$74,533

Income tax expense (benefit)—The provision (benefit) for income taxes is summarized below (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Current taxes:
Federal	$2,682	$(18,221)	$(14,366)
State	988	113	(865)
Foreign	1,684	2,422	(617)
	5,354	(15,686)	(15,848)
Deferred taxes:
Federal	5,658	(6,391)	23,337
State	4,002	(24)	2,536
Foreign	(354)	143	9,696
	9,306	(6,272)	35,569
Income tax expense (benefit)	$14,660	$(21,958)	$19,721

As a result of the exercise of non-qualified Options, the disqualifying disposition of incentive Options, the release of Awards and the disqualifying disposition of shares acquired under the ESPP, we realized tax benefits of $7.1 million, $3.2 million and $2.4 million during 2016, 2015 and 2014, respectively.

We currently have a tax holiday in Malaysia resulting in a tax rate of 0%. This tax holiday began on July 1, 2009, and terminates on July 1, 2019. The table below summarizes the effects of operating in Malaysia under our tax holiday based on the Malaysian statutory tax rate (in thousands, except per share data).

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015

Tax effects from earnings (losses) attributable to Malaysia	$7,286	$(11,628)	$5,611

Effect on earnings (loss) per share:
Basic	$0.05	$(0.09)	$0.04
Diluted	$0.05	$(0.09)	$0.04

Deferred income taxes—The components of net deferred income tax assets and liabilities are as follows (in thousands):

	December 30, 2016	January 1, 2016
Inventory	$7,778	$13,049
Property, plant and equipment	6,481	1,681
Accrued expenses	5,955	4,658
Equity-based compensation	3,389	6,480
Net operating loss carryforward	25,951	25,584
Deferred compensation	4,547	4,350
Deferred revenue	6,131	5,526
Tax credits	40,786	43,010
Capital loss carryforward	6,592	6,592
Other, net	411	406
Deferred tax assets	108,021	111,336

Intangibles	(4,030)	(4,642)
Deferred tax liabilities	(4,030)	(4,642)
Valuation allowance	(50,153)	(43,555)
Net deferred tax assets	$53,838	$63,139

The table below summarizes the activity in valuation allowances (in thousands):

	December 30, 2016	January 1, 2016
Beginning balance	$43,555	$34,733
Increases related to state attributes	4,674	5,745
Increases related to foreign net operating losses	1,924	3,113
Decreases related to capital losses	—	(36)
Ending balance	$50,153	$43,555

During 2016, we adjusted the valuation allowance for the deferred tax assets attributable to the net operating losses (“NOLs”) for a foreign subsidiary. As of December 30, 2016, the said foreign subsidiary had net deferred tax assets of $12.2 million attributable to NOLs. Based upon an analysis of projected future taxable income, we have determined that we would not be able to generate income in the said foreign subsidiary to utilize the NOLs and as such determined that a full valuation allowance was required for the NOL.

We also increased the valuation allowance for state tax credits generated during the year that we believe are not likely to be utilized in the future due to a lack of projected taxable income in the state with the tax credits.

We completed an analysis of projected future taxable income and determined that all remaining deferred tax assets, including NOLs and tax-credit carryforwards, are more likely than not to be realized in the foreseeable future. Therefore, we have not provided any additional valuation allowances on deferred tax assets as of December 30, 2016.

We have gross federal NOLs of $38.9 million from acquisitions that expire in tax years 2027 through 2028. The annual utilization of these NOLs is limited pursuant to Internal Revenue Code Section 382. We have gross federal R&D credit carryforwards of $16.5 million that will expire in tax years 2032 through 2034.

Income Tax Rate Reconciliation—A reconciliation of the statutory United States income tax to our effective income tax is as follows (in thousands, except percentages):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at federal statutory income tax rate	$21,979	$(5,169)	$26,087
State taxes	3,897	1,775	1,356
(Benefit) cost of earnings subject to tax rates other than U.S.	(8,950)	15,853	(7,918)
Equity-based compensation	(1,826)	349	748
Research credits	(2,876)	(5,741)	(4,608)
Change in unrecognized tax benefits	—	(28,002)	2,765
Subpart F—interest and stock gain	—	155	437
Manufacturing deduction	(830)	(529)	(675)
Amortization of deferred tax charge	(3,828)	(3,999)	(2,964)
Tax shortfalls on equity-based compensation	—	92	1,381
Export compliance settlement	—	—	1,400
Royalty income	4,970	4,717	5,215
Deferred tax true-ups	—	(1,205)	(2,299)
Other items	2,124	(254)	(1,204)
Total income tax provision (benefit)	$14,660	$(21,958)	$19,721

Uncertain Tax Positions and Uncertain Tax Benefits (“UTBs”)

During 2016, 2015 and 2014, we recorded an increase (decrease) of $0.1 million, $(7.4) million and $0.4 million of potential interest and penalties on UTBs. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The table below summarizes activity in gross UTBs (in thousands):

	December 30, 2016	January 1, 2016	January 2, 2015
Beginning balance (includes $124 thousand of interest and penalties as of January 1, 2016)	$8,731	$78,206	$99,343
Increases related to current year tax positions	791	3,004	1,152
Increases related to prior year tax positions	—	—	2,515
Settlements with tax authorities	—	(548)	(24,804)
Increases related to acquisitions	—	1,464	—
Decreases related to lapse of statutes of limitations	—	(73,395)	—
Ending balance (includes $143 thousand of interest and penalties as of December 30, 2016)	$9,522	$8,731	$78,206

During 2016, no settlements or cash payments were made for any prior year tax position.  The increases related to current year tax positions do not have a material impact on the effective tax rate.

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

Other Income Tax Information

Income taxes paid were $3.5 million, $8.0 million, and $29.0 million 2016, 2015, and 2014, respectively. Interest and penalties paid were immaterial during 2016, $0.6 million during 2015, and $0.5 million during 2014.

We have not provided for U.S. income taxes on $ 303.1 million of accumulated undistributed earnings of our international subsidiaries because of our demonstrated intention to permanently reinvest these earnings. Should these earnings be remitted to the U.S. we would be subject to additional U.S. taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability related to investments in these international subsidiaries that are permanently reinvested is not practicable and not expected in the foreseeable future.

NOTE 11—LONG-TERM DEBT

On July 19, 2016, we entered into an amended and restated five-year, $225.0 million revolving credit facility, or the Amended Facility, that matures on July 19, 2021 and is payable in full upon maturity. The Amended Facility replaced our five-year, $325.0 million revolving credit facility, or the “Facility, that would have matured on September 1, 2016. Under the Amended Facility, $50.0 million is available for the issuance of standby letters of credit, $30.0 million is available as swing line loans, and $70.0 million is available for multicurrency borrowings. Amounts repaid under the Amended Facility may be re-borrowed.

The Amended Facility is secured by a first priority lien and security interest in (a) all of the equity interests and intercompany debt of our direct and indirect subsidiaries, except, in the case of foreign subsidiaries, to the extent that such pledge would be prohibited by applicable law or would result in adverse tax consequences, (b) all of our present and future tangible and intangible assets and our direct and indirect subsidiaries (other than immaterial subsidiaries and foreign subsidiaries) and (c) all proceeds and products of the property and assets described in clauses (a) and (b) above. Our obligations under the Amended Facility are guaranteed by our direct and indirect wholly-owned subsidiaries (other than immaterial subsidiaries and foreign subsidiaries).

At our option, loans under the Amended Facility will bear interest based on the Base Rate or Eurocurrency Rate, in each case plus the Applicable Rate (each term as defined in the Facility Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the highest of (a) 0.50% per annum above the Federal Funds Rate (as defined in the Amended Facility), (b) Bank of America’s prime rate and (c) the Eurodollar Rate for a term of one month plus 1.00%. Eurodollar borrowings may be for one,  two,  three or six months (or such period that is 12 months or less, requested by us and consented to by all the Lenders, as defined in the Amended Facility) and will be at an annual rate equal to the period-applicable Eurodollar Rate plus the Applicable Rate. The Applicable Rate for all revolving loans is based on a pricing grid ranging from 0.5% to 1.25% per annum for Base Rate loans and 1.5% to 2.25% for Eurocurrency Rate loans based on our Consolidated Leverage Ratio (as defined in the Amended Facility).

We did not have any outstanding borrowings against the Amended Facility as of December 30, 2016 or against the Facility as of January 1, 2016 and were in compliance with all applicable covenants.

Letters of Credit: We issue letters of credit in the ordinary course of business through major financial institutions as required by certain vendor contracts. We had outstanding letters of credit totaling $1.1 million as of December 30, 2016 and $1.3 million as of January 1, 2016. The standby letters of credit are secured by pledged deposits.

NOTE 12—COMMON STOCK AND DIVIDENDS

Common Stock—Our stockholders approved an Amended and Restated Certificate of Incorporation in 2005 that restated authorized capital stock to consist of 600 million shares of Intersil Class A common stock, par value $0.01 per share, and two million shares of preferred stock, par value $0.01 per share. Holders of Class A common stock are entitled to one vote for each share held. The Board of Directors has broad discretionary authority to designate the terms of the preferred stock should it be issued. As of December 30, 2016 and January 1, 2016, no shares of preferred stock were outstanding.

The table below summarizes the Class A common stock activity (in thousands):

Beginning balance as of January 1, 2016	132,728
Shares issued under stock plans, net of shares withheld for taxes	5,005
Ending balance as of December 30, 2016	137,733

Dividends—We have paid a quarterly dividend since September 2003. In January 2017, the Board of Directors declared a quarterly dividend of $0.12 per share to stockholders of record as of February 14, 2017 to be paid on or about February 24, 2017.  Dividends in the future will be declared at the discretion of the Board of Directors upon consideration of business conditions, liquidity and outlook.  However, pursuant to the terms of the Merger Agreement, we are not permitted to declare or pay any dividends on or make any distribution with respect to our outstanding shares of capital stock (whether in cash, assets, shares or other securities of the Company or any of our subsidiaries), except for a quarterly cash dividend in an amount not to exceed $0.12 per share of our Class A common stock, consistent with past practice.

NOTE 13—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Numerator:
Net income to common stockholders	$48,137	$7,186	$54,812
Denominator:
Denominator for basic earnings per share—weighted average common shares	135,281	131,793	129,149
Effect of stock options and awards	2,583	1,480	3,508
Denominator for diluted earnings per share—adjusted weighted average common shares	137,864	133,273	132,657
Earnings per share:
Basic	$0.36	$0.05	$0.42
Diluted	$0.35	$0.05	$0.41
Anti-dilutive shares not included in the above calculations:
Awards	-	-	242
Options	-	1,194	1,128

NOTE 14—EQUITY-BASED COMPENSATION

Our equity compensation plans are summarized below (in thousands):

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at December 30, 2016	Shares Available for Issuance at December 30, 2016
1999 Plan	36,250	—	—
2008 Plan	46,352	5,610	9,730
2009 Option Exchange Plan	2,914	—	—
Inducement Plan	433	—	—
ESPP	9,033	—	2,056
	94,982	5,610	11,786

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

There were no Options granted in 2016. For Options granted in 2015 and 2014, we estimated the fair value of each Option as of the date of grant with the following assumptions:

	Year Ended

	January 1, 2016	January 2, 2015
Expected volatilities	32.1%	32.2%
Dividend yields	4.0%	3.6%
Risk-free interest rate	1.0%	0.8%
Expected lives, in years	2.6	2.6
Estimated weighted average fair value	$1.88	$2.18

The following table represents the weighted-average fair value compensation cost per share of Awards granted:

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Awards	$13.43	$14.20	$13.12

Information Regarding Options and Awards—Information about Options and Awards as of December 30, 2016 and activity for Options and Awards for the three years then ended is presented below:

	Options			Awards	Aggregate information
	Shares	Weighted-average exercise price	Weighted-average remaining contract lives	Shares	Aggregate intrinsic value	Aggregate unrecognized compensation cost
	(in thousands)	(per share)	(in years)	(in thousands)	(in thousands)	(in thousands)
Outstanding as of January 3, 2014	7,496	$13.46	3.3	4,604
Granted (1)	70	$13.45		2,109
Exercised/Released (2)	(1,205)	$12.36		(1,153)
Canceled/Forfeited	(978)	$19.28		(309)
Outstanding as of January 2, 2015	5,383	$12.65	2.9	5,251
Granted (1)	40	$12.01		2,321
Exercised/Released (2)	(908)	$12.01		(1,527)
Canceled/Forfeited	(502)	$18.02		(536)
Outstanding as of January 1, 2016	4,013	$12.02	2.2	5,509
Granted (1)	—	$—		2,250
Exercised/Released (2)	(2,883)	$12.06		(2,560)
Canceled/Forfeited	(134)	$16.10		(585)
Outstanding as of December 30, 2016	996	$11.36	2.3	4,614	$113,786	$28,288

As of December 30, 2016:
Exercisable/vested (2)	945	$11.29	2.1	120	$13,083
Vested and expected to vest	996	$11.36	2.3	3,924	$98,399

(1)

Grants include 345,543,  360,153, and 433,564 MSU Awards issued in 2016, 2015, and 2014, respectively. In addition, grants for 2016 include 183,427 restricted stock awards and 17,039 shares of MSU Awards that were converted from the MSU Awards issued in 2014. See Market and Performance-based Grants below for more detail.

(2)

Awards exercised are those that are fully vested and have been delivered to the recipients as a taxable event due to elective deferral, available in the case of deferred stock units. Deferred stock units for which the deferral is elected timely are vested but still outstanding as Awards. Total un-issued shares related to deferred stock units as of December 30, 2016 were approximately 120,000 shares as shown in the Awards column as Exercisable/vested.

The unrecognized compensation cost is expected to be recognized over a period of 1.8 years.

Additional Disclosures	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015

	(in thousands)

Shares issued under the employee stock purchase plan	396	537	495
Aggregate intrinsic value of stock options exercised	$15,246	$2,243	$2,445

The following table is a summary of the number and weighted-average grant date fair values regarding our unexercisable/unvested Options and Awards as of December 30, 2016 and activity during the year then ended (in thousands, except per share data):

	Options Unvested	Options-Weighted Average Grant Date Fair Values	Awards Unvested	Awards-Weighted Average Grant Date Fair Values
Unvested as of January 1, 2016	132	$5.29	5,442	$12.28
Granted	—	—	2,250	13.43
Vested	(81)	2.40	(2,613)	10.72
Forfeited	—	—	(585)	12.97
Unvested as of December 30, 2016	51	$2.02	4,494	$13.46

Financial Statement Effects and Presentation—The following table shows total equity-based compensation expense for the periods indicated (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
By statement of income line item
Cost of revenue	$1,156	$1,400	$1,326
Research and development	12,533	10,167	8,468
Selling, general and administrative	13,113	11,591	8,894
Total	$26,802	$23,158	$18,688
By stock type
Stock options	$64	$617	$1,189
Restricted and deferred stock awards	25,784	21,464	16,493
Employee stock purchase plan	954	1,077	1,006
Total	$26,802	$23,158	$18,688

Market and Performance-based Grants — As of December 30, 2016, we had Awards outstanding that include the usual service conditions as well as market conditions related to total stockholder return. Under the terms of the agreements, participants may receive from 0 - 300% of the original grant. Equity-based compensation cost is measured at the grant date, based on the fair value of the number of shares ultimately expected to vest, and is recognized as an expense, on a straight line basis, over the requisite service period.

On December 19, 2016, our Compensation Committee or the Committee of our Board of Directors of Intersil Corporation approved the following amendments to the outstanding restricted stock unit awards held by certain of our executive officers:

•

Acceleration of the vesting date of the portion of each outstanding restricted stock unit award that would otherwise become vested in 2017 based solely on each applicable officer’s continued service through the applicable vesting date in 2017 (each, a “2017 RSU”) to December 20, 2016.  As a result of the amendment, 403,671 shares were vested on December 20, 2016.  To maintain the retention incentive of these accelerated shares, the Committee further amended the awards so that these officers are prohibited from selling or otherwise disposing of the shares of Company common stock delivered in settlement of these accelerated 2017 RSUs until the earlier of (1) the original vesting date in 2017, and (2) the closing date of the pending Merger with Renesas, except as necessary to pay for the officer’s share of the applicable income and employment taxes due in connection with such acceleration.

•

Conversion of a portion of applicable officer’s performance-based restricted stock unit award for which the performance period (and service-based vesting period) ends on April 1, 2017 (the “2017 MSUs”) into a restricted stock award subject to the same performance and service vesting conditions.  The 2017 MSU was split into two awards:  (1) a performance-based restricted stock award (the “PSA”) covering 183,427 shares of unvested Company common stock, which number represents the number of shares anticipated to be earned under the 2017 MSUs, assuming achievement at 183% of target levels of performance, and (2) a performance-based restricted stock unit award (the “PSU”) covering 17,039 restricted stock units, which number represents the remaining number of restricted stock units subject to the 2017 MSUs. The PSA and PSU are subject to the same terms and conditions as the 2017 MSUs, including satisfaction of the performance-based and service-based vesting conditions.

We recorded $1.4 million of equity-based compensation related to the acceleration of the 2017 RSUs. The modification and conversion of the 2017 MSUs into PSAs and PSUs did not result in any incremental equity-based compensation expense.

December 30, 2016
Awards
(in thousands)
Market-based units outstanding	1,061
Maximum shares that could be issued assuming the highest level of performance	2,127
Market-based shares expected to vest / vested	1,668
Amount to be recognized as compensation cost over the performance period	$2,796

NOTE 15—COMMITMENTS AND CONTINGENCIES

TAOS Litigation

Texas Advanced Optoelectronic Solutions, Inc., or TAOS, named us as a defendant in a lawsuit filed on November 25, 2008 in the United States District Court for the Eastern District of Texas. In this action, TAOS alleged four claims consisting of patent infringement, breach of contract, trade secret misappropriation, and tortious interference with a business relationship. On March 6, 2015, the jury found in favor of TAOS on each of the four claims.  After certain post-trial motions were heard, the court entered a final judgment on June 9, 2016 against us in the amount of $77.3 million plus court costs and a continuing royalty on certain products found to be infringing TAOS’ patent.  On June 10, 2016, we filed a notice of appeal; TAOS filed a notice of cross-appeal. Our opening brief was filed in October 2016 and the matter continues to progress.

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

Environmental Matter

In correspondence dated September 28, 2015, counsel for Thomson Consumer Electronics Television Taiwan, Ltd., or TCETVT, notified us that it reserved its right to seek indemnification from us for any and all costs, fees, and expenses incurred as a result of a toxic tort class action lawsuit filed in Taiwan against TCETVT and others.  The lawsuit pertains to alleged injuries resulting from groundwater contamination at a manufacturing facility in Taiwan currently owned by TCETVT, which was previously owned and operated by predecessors, including General Electric, or GE, and Harris Corporation, or Harris, of our Taiwan subsidiary, Intersil Ltd. In the September 28 correspondence, TCETVT also informed us that the Taipei District Court entered a judgment of $18.5 million in the lawsuit against TCETVT, which judgment has been appealed. In addition, TCETVT informed us that they have incurred costs of $11.2 million in defending against the lawsuit through September 1, 2015.  We were also advised by TCETVT that additional claimants may be added to the lawsuit and TCETVT believes that if such additional claimants were successfully added, the resulting liability could be as high as $200.0 million.  In its September 28, 2015 letter, TCETVT informed us that it reserved its right to seek indemnification from us for any and all costs associated with the remediation of the contamination on that site and nearby areas. TCETVT claims they have incurred $15.9 million in remediation-related costs through September 1, 2015.

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

Export Compliance Settlement

A portion of our activities are subject to export control regulations administered by the U.S. Department of State, or DOS, under the U.S. Arms Export Control Act, or AECA, and the International Traffic in Arms Regulations, or ITAR.  In September 2010, in response to a request for information, we disclosed to the Directorate of Defense Trade Controls, or DTCC, information concerning export activities for the years of 2005 through 2010.  ITAR gives the DOS authority to impose civil penalties and other administrative sanctions for violations, including debarment from engaging in the exporting of defense articles.  In June 2013, the DTCC notified us of potential ITAR violations and that it was considering pursuing administrative proceedings against us.  On June 16, 2014, we entered into a Consent Agreement with the DTCC for the purpose of resolving the potential ITAR violations.  The Consent Agreement contained a two-year term and provided for: (i) payment of an aggregate civil penalty of $10.0 million, $4.0 million of which was suspended and eligible for an offset credit based on verified expenditures for certain past and future remedial compliance measures; (ii) the appointment of an Internal Special Compliance Official to oversee compliance with the Consent Agreement and U.S. export control regulations, in general; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training.  In connection with the Consent Agreement, we estimated and recorded a $6.0 million charge in the quarter ended October 4, 2013 and an additional $4.0 million charge in the quarter ended April 4, 2014, when the amount of the penalty was determined.  The $6.0 million portion of the settlement, which was not subject to suspension, was paid in two installments of $3.0 million each, in June 2014 and June 2015.  On March 29, 2016, we notified the DTCC that we had met all of the requirements under the Consent Agreement, as required by Paragraph 30 of the Consent Agreement.  On June 17, 2016, we notified the DTCC that the investments we had made in our export control compliance program, which included additional staffing, ongoing implementation of a new software system, employee training, and establishment of a regular compliance audit program and corrective action process, were eligible for credit against the entire amount of the suspended portion of the settlement amount.  On June 20, 2016, the DTCC notified us that the expenses we incurred were eligible for and credited against the entire $4.0 million suspended payment.  Finally, on June 21, 2016, the DTCC notified us that it had closed the Consent Agreement based, in part, on DTCC’s conclusion that we had fulfilled the terms of the Consent Agreement.

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

Leases and Commitments

Total rent expense amounted to $7.7  million,  $7.8 million, and $7.7 million for 2016, 2015, and 2014, respectively. Future minimum lease commitments under non-cancelable operating leases primarily related to land and office buildings amounted to $23.1 million as of December 30, 2016.

The following table sets forth future minimum lease commitments and non-cancelable purchase commitments as of December 30, 2016 (in thousands):

	Future minimum lease commitments	Non-cancelable purchase commitments
2017	$4,775	$26,614
2018	4,325	4,445
2019	3,216	3,201
2020	3,256	98
2021	3,338	—
Thereafter	4,217	—
Total future minimum commitments	$23,127	$34,358

NOTE 16—RISKS AND UNCERTAINTIES

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

Concentration of Operational Risk—The table below shows revenue by country where such value exceeded 10% in any one year:

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Revenue by country
China	44.9%	47.1%	50.9%
United States	17.2%	17.4%	18.1%

In addition to those in the table above, our customers in each of South Korea,  Japan,  Malaysia,  Germany,  Singapore,  Taiwan, and Thailand accounted for at least 1% of our total revenue in 2016.

One distributor represented 18.6%,  20.7% and 18.4% of revenue during 2016, 2015 and 2014, respectively, and 21.9% and 17.8% of trade receivables as of December 30, 2016 and January 1, 2016, respectively.

We relied on external vendors for 88.5%, 86.0% and 86.9% of our wafer supply as measured in units during 2016, 2015 and 2014, respectively. Additionally, we rely primarily on external vendors for test, assembly and packaging services. The test, assembly and packaging vendors we utilize are located mainly in Asia, where a significant volume of our final product sales are made.

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

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
North America operations
Revenue	$96,097	$91,932	$101,268
Tangible long-lived assets	$33,819	$52,991	$55,681
International operations
Revenue	$446,042	$429,684	$461,287
Tangible long-lived assets	$15,431	$18,053	$16,591

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

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial information for the periods indicated (in thousands, except per share data):

	Quarters Ended

	Dec 30, 2016	Sep 30, 2016	Jul 1, 2016	Apr 1, 2016	Jan 1, 2016	Oct 2, 2015	Jul 3, 2015	Apr 3, 2015
Revenue	$139,806	$139,045	$134,009	$129,279	$126,626	$128,396	$132,441	$134,153
Gross profit	$83,419	$84,220	$79,588	$75,960	$72,919	$76,058	$78,493	$80,326
Net income (loss)	$19,114	$15,883	$1,389	$11,751	$21,302	$16,984	$37,724	$(68,824)
Income (loss) per share (basic):	$0.14	$0.12	$0.01	$0.09	$0.16	$0.13	$0.29	$(0.53)
Income (loss) per share (diluted):	$0.14	$0.11	$0.01	$0.09	$0.16	$0.13	$0.28	$(0.53)

—End of Consolidated Financial Statements—

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 30, 2016, the end of our year.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, and (2) effective as of December 30, 2016 in providing reasonable assurance that all material information required to be disclosed by Intersil in the reports that it files or furnishes is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures, and (3) no change in internal control over financial reporting occurred during the quarter ended December 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 30, 2016, the end of our year, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2016.

Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following individuals served on our Board of Directors as of December 30, 2016:

Mercedes Johnson; Sohail Khan; Gregory Lang; Donald Macleod; Ernest Maddock; Forrest Norrod and Necip Sayiner.  The information required to be reported with respect to the directors listed in this paragraph pursuant to Item 401 of Regulation S-K will appear in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Executive Officers and Key Employees

The executive officers and key employees of Intersil as of December 30, 2016 were as follows:

Necip Sayiner; Richard Crowley; Sunny Gupta; and Roger Wendelken. The information required to be reported with respect to the executive officers and key employees listed in this paragraph pursuant to Item 401 of Regulation S-K will appear in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

The information required under this item with respect to the compliance with Section 16(a) of the Exchange Act will appear under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

The information required under this item with respect to our Audit, Compensation and Nominating and Governance Committees will appear under the captions “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Committees of the Board—Compensation Committee,” and “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

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

Item 11.Executive Compensation.

The information required under this item will appear in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item will appear in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required under this item will appear under in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

Item 14.Principal Accounting Fees and Services.

The information required under this item will appear in the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed by us with the SEC pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included by amendment to this Report within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.
(b)	Financial Statement Schedules.

SCHEDULE II

Valuation and Qualifying Accounts
(in thousands)

Valuation and qualifying accounts deducted from the assets to which they apply	Balance as of Beginning of Period	Additions Charged to Revenue, Costs and Expenses	Additions Charged (Credited) to Other Accounts	Deduction from Allowances	Balance as of End of Period
Allowance for uncollectible accounts
2016	$3	$132	$—	$—	$135
2015	3	—	—	—	3
2014	526	210	(733)	—	3

Sales returns and allowances
2016	$14,631	$78,059	$—	$(80,303)	$12,387
2015	13,287	88,582	—	(87,238)	14,631
2014	13,754	101,321	—	(101,788)	13,287

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

10.20+	Form of Performance-Based Restricted Stock Award Agreement for Intersil Corporation Amended and Restated 2008 Equity Compensation Plan.**
14

Intersil Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Treasurer of Intersil Corporation (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K filed on March 9, 2004).

21	Subsidiaries of Intersil Corporation.**
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.**
24	Power of Attorney (see signature page).**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
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
Necip Sayiner President & Chief Executive Officer February 17, 2017

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

	Name	Title	Date

By:	/s/ Necip Sayiner	President, Chief Executive Officer and	February 17, 2017
	Necip Sayiner	Director (principal executive officer)

By:	/s/ Richard Crowley	Chief Financial Officer (principal financial	February 17, 2017
	Richard Crowley	and accounting officer)

By:	/s/ Donald Macleod	Chairman of the Board of Directors	February 17, 2017
Donald Macleod

By:	/s/ Mercedes Johnson	Director	February 17, 2017
Mercedes Johnson

By:	/s/ Sohail Khan	Director	February 17, 2017
Sohail Khan

By:	/s/ Gregory Lang	Director	February 17, 2017
Gregory Lang

By:	/s/ Ernie Maddock	Director	February 17, 2017
Ernie Maddock

By:	/s/ Forrest Norrod	Director	February 17, 2017
Forrest Norrod