Form 10-K/A
INTERSIL CORP/DE
filed 2017-02-23
CIK 1096325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Intersil Corporation (“Intersil,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2016 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2017.  The Company is filing this Amendment No. 1 to the Form 10-K, or Form 10‑K/A,  solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2017 annual meeting of stockholders.  This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.  Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements.  Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K and the Company's other filings with the SEC.

INTERSIL CORPORATION

FORM 10-K/A

For the Fiscal Year Ended December 30, 2016

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

The following biographies provide a brief description of each director’s age, principal occupation, business experience (as of February 1, 2017), and directorships held in other corporations.

Directors	Positions and Offices Held with Intersil
Donald Macleod	Chairman of the Board
Mercedes Johnson	Director
Sohail Khan	Director
Gregory Lang	Director
Ernest Maddock	Director
Forrest E. Norrod	Director
Necip Sayiner	President, CEO and Director

Donald Macleod, Chairman of the Board.  Mr. Macleod, age 68, has been Chairman of the Board since December 2012.  Mr. Macleod joined our Board as a Director on September 4, 2012.  Mr. Macleod served as President and Chief Executive Officer, or CEO, of National Semiconductor Corporation, an analog semiconductor company, from November 2009 to September 2011, when National Semiconductor was acquired by Texas Instruments Incorporated.  Mr. Macleod joined National Semiconductor in 1978 and served in a variety of executive positions prior to becoming CEO, including Chief Operating Officer and Chief Financial Officer, or CFO.  He served as the Chairman of the Board of National Semiconductor from May 2010 to September 2011.  Mr. Macleod currently serves on the Board of Directors of Broadcom Ltd. (formerly known as Avago Technologies Limited), a global manufacturer of optoelectronics and analog interface components, a position he has held since November 2007.  In February 2014, Mr. Macleod was appointed to the Board of Directors of Knowles Corporation, a global supplier of advanced micro-acoustic solutions and specialty components for the mobile communications, consumer electronics, medical technology, military, aerospace, and industrial end markets.  Mr. Macleod’s qualifications to serve as a Director include his more than 30 years of experience in senior management and executive positions in the semiconductor industry (both in Europe and the United States), his experience as a financial executive at a semiconductor company, and as a board member of other publicly traded semiconductor companies.

Mercedes Johnson, Director.  Ms. Johnson, age 62, has been a Director since August 2005.  From April 1, 2013 through September 22, 2013 she served as the Interim CFO of Intersil.  Ms. Johnson was previously the Senior Vice President of Finance and CFO at Avago Technologies from December 2005 until her retirement in August 2008.  Prior to her employment with Avago, Ms. Johnson worked for Lam Research Corporation, serving as its Senior Vice President of Finance from June 2004 to January 2005, and as its CFO from April 1997 to May 2004.  Ms. Johnson has served as a member of the Board of Directors of Micron Technology, Inc. since June 2005, Juniper Networks since May 2011, Teradyne, Inc. since July 2014, and Synopsys, Inc. since February 2017.  She also served on the Board of Directors for Storage Technology Corporation from January 2004 until its sale in August 2005.  Ms. Johnson’s qualifications to serve as a Director include her experience as a senior financial executive at semiconductor and semiconductor equipment companies, and as a board member of other publicly traded semiconductor companies.

Sohail Khan, Director.  Mr. Khan, age 62, has been a Director since October 2014.  He is currently the President and CEO of ViXS Systems Inc. and previously served as the President and CEO of Lilliputian Systems Inc., a fuel cell company, from May 2013 through July 2014.  From 2007 to 2011, he served as president and CEO of SiGe Semiconductor where he refocused the company on specific core markets, and secured the top market share position in the highly competitive WiFi segment.  In 2011, Mr. Khan oversaw the acquisition and integration of SiGe Semiconductor by Skyworks Solutions.  Mr. Khan has also held several senior executive positions at Agere Systems and Lucent Technologies.  Mr. Khan has served as a member of the Board of Directors of LightPath Technologies since February 2005.  Mr. Khan’s qualifications to serve as a Director include his experience in senior management and executive positions in the semiconductor and technology industries.

Gregory Lang, Director.  Mr. Lang, age 53, has been a Director since February 2006.  Mr. Lang served from May 2008 through January 15, 2016 as President, CEO and Director of PMC-Sierra, Inc., a company that engaged in the design, development, market, and support of semiconductor solutions for storage, mobile, and optical networks.  In March 2008, Mr. Lang resigned his position as President, CEO and Director of Integrated Device Technology Inc., or IDT.  Mr. Lang joined IDT as President in October 2001, was appointed CEO in January 2003 and elected to the IDT Board of Directors in September 2003.  Prior to joining IDT, Mr. Lang held the position of Vice President and General Manager of Intel Corporation’s platform networking group.  Previously he managed Intel’s Ethernet, storage I/O processing, home networking, and broadband businesses.  Mr. Lang’s qualifications to serve as a Director include his more than 25 years of experience in the semiconductor industry in positions including CEO, President, Vice President, and General Manager.

Ernest Maddock, Director.  Mr. Maddock, age 58, has been a Director since July 2015.  He is CFO and Vice President of Finance at Micron Technology.  Prior to joining Micron in 2015, Mr. Maddock served as CFO at multiple global companies, including Riverbed Technology and Lam Research.  His career includes executive experience in manufacturing and supply chain management, global operations, international business, and information technology.  He has also held leadership roles at NCR Corporation and Lockheed Corporation.  Mr. Maddock’s qualifications to serve as a Director include his experience in senior management and executive positions in the semiconductor and other technology industries.

Forrest E. Norrod, Director.  Mr. Norrod, age 51, has been a Director at Intersil since October 2014.  He has also served as Senior Vice President and General Manager of the Enterprise, Embedded and Semi-Custom business group at AMD since October 2014.  From 2009 to 2014 he served as Vice President and General Manager of Dell’s server business, driving the business to market share leadership in several key geographies and markets while delivering consistent revenue and profitability growth. Prior to Dell, Mr. Norrod worked at Cyrix Corporation and National Semiconductor leading the integrated x86 CPU businesses supporting the PC and computer industries.  Mr. Norrod’s qualifications to serve as a Director include his more than 25 years of technology industry experience across a number of engineering and business management roles at both the chip and system level.

Dr. Necip Sayiner, President, CEO and Director.  Dr. Sayiner,  age 51, has served as our President, CEO and Director since March 14, 2013.  Prior to joining Intersil, from September 2005 to April 2012, he served as President, Chief Executive Officer, and Director of Silicon Laboratories, a fabless semiconductor company engaged in the design of analog-intensive, mixed-signal integrated circuits. Prior to joining Silicon Laboratories, Dr. Sayiner held various leadership positions at Agere Systems Inc., which included Executive Vice President and General Manager, Enterprise and Networking Division from August 2004 to September 2005; and Vice President and General Manager, Networking ICs Division from March 2002 to August 2004.  Dr. Sayiner served as Chairman of the Semiconductor Industry Association, or SIA, from December 2015 to November 2016 and as Vice Chairman from November 2014 to December 2015.  Dr. Sayiner was initially appointed to the Board of the SIA in September 2013.  Dr. Sayiner’s qualifications to serve as a Director include his analog IC company management experience, including President, CEO and Director at a publicly traded semiconductor company and his product development and engineering experience.

Members of the Board and its Committees.    The table below provides a list of our Directors as well as the Committees on which they served in 2016.

Directors	Audit Committee	Compensation Committee	Nominating and Governance Committee
Mercedes Johnson	Sohail Khan	Gregory Lang*	Mercedes Johnson*
Sohail Khan	Donald Macleod	Donald Macleod	Donald Macleod
Gregory Lang	Ernest Maddock*	Forrest E. Norrod	Forrest E. Norrod
Donald Macleod (Chairman)
Ernest Maddock
Forrest E. Norrod
Necip Sayiner
*Chair of the Committee

Committees of the Board.  The Board has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee.  The charter of each Committee is available under the “Corporate Governance” link on the Investor Relations section of our website at www.intersil.com.

Audit Committee—maintains the sole responsibility to appoint, approve engagements and compensation of, and oversee the independence and performance of our registered independent public accounting firm.  The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  In addition, the Audit Committee oversees the integrity of our financial reporting and compliance with laws and regulations related to our financial reporting.  It also has the responsibility to establish procedures for the receipt and treatment of complaints regarding our financial reporting, internal accounting controls, and other related matters.  The Audit Committee has the authority to engage counsel and other advisors to assist it in carrying out its responsibilities.  Messrs. Maddock and Macleod both qualify as an “audit committee financial expert” according to applicable securities laws and SEC regulations, and they have been designated by the Board as such.

Compensation Committee—reviews and approves the compensation of executive officers and certain other highly compensated individuals.  In addition, the Compensation Committee administers certain benefit plans and makes recommendations to the Board regarding compensation of Board members.  It also has the authority to administer, grant, and issue awards under our equity compensation plan.  The Board has determined that each member of the Compensation Committee qualifies as an “outside director.”

Nominating and Governance Committee—identifies, reviews, evaluates, and recommends potential candidates to serve on the Board, as Chairman, and as members of Committees.  In addition, the Nominating and Governance Committee serves as a focal point for communication between such candidates, our Directors who are not members of the Nominating and Governance Committee, and our management.  They also monitor, evaluate, and recommend corporate governance guidelines.

Executive Officers and Key Employees

As of December 30, 2016, our executive officers and key employees were as follows:

Dr. Necip Sayiner, President, CEO and Director.  Dr. Sayiner is described above as a member of our Board of Directors.

Richard Crowley, Senior Vice President, CFO and Treasurer.  Mr. Crowley, age 60, has served as our Senior Vice President and CFO since September 23, 2013 and as Treasurer since April 2015.  Prior to joining Intersil, he was Senior Vice President of Finance and CFO for Integrated Device Technology from October 2008 to September 2013, where he drove major restructuring efforts to improve operating results.  Prior to joining IDT, Mr. Crowley was the Vice President of Finance and CFO for Micrel Incorporated from September 1999 to September 2008, where he played a key role in improving profitability and the company’s capital structure.  He also served as Vice President and CFO at Vantis Corporation from December 1998 to August 1999.  Prior to this, Mr. Crowley served as Vice President, Corporate Controller and Chief Accounting Officer at National Semiconductor Corporation from October 1995 to November 1998.  In addition, Mr. Crowley held various finance management positions during his tenure at National Semiconductor which began in 1980.

Sunil Gupta, Senior Vice President, Worldwide Operations.  Mr. Gupta, age 44, has served as our Senior Vice President, Worldwide Operations since June 6, 2016.  Prior to this, Mr. Gupta served as our Vice President, Quality and Technology Development from September 2013 to June 2016.  In 2012, Mr. Gupta joined Intersil as our Vice President, Quality and Reliability.  Prior to joining Intersil, Mr. Gupta was the Director of Worldwide Customer Quality Engineering at Qualcomm where he was responsible for realigning the global organization to improve customer support, achieve quality goals, and develop effective quality measures.  Prior to Qualcomm, Mr. Gupta spent 16 years at National Semiconductor, most recently as the Director of Worldwide Customer Quality Engineering where he was instrumental in improving yield, cycle time, and other key metrics to increase customer satisfaction.  Mr. Gupta also held engineering roles in wafer fab engineering and operations.

Roger Wendelken, Senior Vice President, Worldwide Sales.  Mr. Wendelken, age 49, has served as our Senior Vice President, Worldwide Sales since October 14, 2013.  Prior to joining Intersil, he was the Senior Vice President, Worldwide Sales for Volex Corporation from January 2013 to October 2013.  Prior to this, Mr. Wendelken served as Senior Vice President, Worldwide Sales for Standard Microsystems Corporation, or SMSC, from June 2009 to August 2012, where he led the global sales organization building a presence in a variety of competitive consumer, industrial, and automotive markets for SMSC before it was acquired by Microchip in August 2012.  Mr. Wendelken also served as Vice President of Worldwide Sales at Applied Micro Circuits Corporation from May 2006 to May 2009 and Vice President of Worldwide Sales at Marvell Semiconductor from September 2003 to March 2006.  Prior to this, Mr. Wendelken held sales management roles at various technology companies from June 1994 to March 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose late filings of stock transaction reports by its executive officers, Directors, and our 10%-or-greater equity security holders.  Based solely on a review of reports filed by us on those persons’ behalf and written representations from those officers and Directors that no other reports were required, we believe that during the 52 weeks ending December 30, 2016, our officers, Directors, and 10%-or-greater equity security holders timely filed all reports they were required to file under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our Senior Financial Officers, including our CEO, CFO, and other persons performing similar functions.  A copy of the Code of Ethics is available on the Investor Relations section of our website at, www.intersil.com/investor.  Any amendment to, or waiver of, any provision of the Code of Ethics will be disclosed on our website within five business days following such amendment or waiver.

Item 11.Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis, or CD&A, is intended to provide an overview of our executive compensation programs, describe the material factors underlying the 2016 compensation provided to our Named Executive Officers (NEOs), and provide greater clarity to the information presented in the tables which follow this CD&A.  This CD&A contains statements regarding certain performance targets and goals we have used or may use in the future to determine appropriate compensation.  These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance.  We specifically caution investors not to apply these statements to other contexts.

Our executive compensation program is designed to motivate and retain our officers to increase stockholder value and balance short-term and long-term performance.  We accomplish this goal by employing a “pay-for-performance” approach to the compensation of our NEOs.  As a result, a significant portion of the compensation of our NEOs is “at-risk,” as their compensation is specifically dependent upon our short-term and long-term performance.    The compensation elements deemed to be “at-risk” are performance-based MSUs, since they are earned only if we outperform a specified percentage of our peers in total stockholder return, or TSR, and short-term quarterly cash bonuses, since a portion of the payment is made only if we achieve certain non-GAAP operating margin, non-GAAP gross margin, or revenue targets, and a portion of the payment is only made if individuals meet certain annual management business objectives.

In addition to performance, the Compensation Committee places an emphasis on retention.  Equity-based awards granted to our NEOs generally have a vesting period of three to four years, and thus serve as a valuable retention tool, while also tying a substantial portion of our NEOs’ compensation to our long-term success.  The Compensation Committee has also established stock ownership guidelines for all of our NEOs to align their financial interests to those of our stockholders.

During 2016, the Compensation Committee engaged Radford, an Aon Hewitt Company, or Radford,  as an independent compensation consultant to provide non-biased advice regarding executive compensation.  In addition, in setting NEO compensation, the Compensation Committee reviews compensation information from peer companies as well as other companies that compete with us for talent.  Generally, base salary is targeted at or near the 50th percentile of our peer group, total cash compensation is targeted at or near the 60th percentile of our peer group, and overall equity compensation is targeted at or near the 60th percentile of our peer group.  The Compensation Committee believes that providing compensation based on these targets relative to our peer group is appropriate and allows us to attract and retain the talent necessary to execute our business plans and achieve our goals.

Below is a description, purpose, and expected performance relationship of the primary elements of NEO compensation.  This table is a summary description and should be reviewed in conjunction with the remainder of this CD&A.

Compensation Type	Purpose and Value	Performance Relationship
Short-Term Compensation:
Base Salary	To provide a competitive source of income throughout the year.	Merit-based increases in base salary are provided in recognition of individual performance and contributions to our success.

Quarterly Cash Bonuses

To motivate and reward for achieving non-GAAP financial performance goals.  The use of quarterly performance periods is intended to focus our NEOs on achieving the desired operating margin, gross margin, or revenue performance goals.

Quarterly cash bonuses are provided under our Executive Incentive Plan, or EIP, only if minimum levels of performance are attained during the relevant quarterly performance period.

Targets under our EIP are not set each quarter but are established as part of our annual operating plan.

Long-Term Compensation:
Performance-Based Market Stock Units (MSUs)	To retain and motivate executives to outperform the average TSR of our peer companies.	MSUs were granted in 2016. In order for executives to receive a 100% MSU payout, our TSR must be at or above the 50th percentile of our peer group of companies. The 2016 MSUs will vest in 2019.

Deferred Stock Units (DSUs)	To retain and motivate executives to increase stockholder value.

Because each DSU has a value equal to one share of our common stock, the value of an award will increase only if stockholder value is created.  Similarly, if our stock price decreases, the value of the award will also decrease.

Below are some actions we have taken in the last three years to ensure that executive compensation is aligned with our performance and is consistent with the Compensation Committee’s executive compensation philosophy.

•	Our equity grants are issued in the form of time-based DSUs and performance-based MSUs.

•

In 2016, we continued the practice of ensuring at least 50% of our NEOs’ annual equity grants are performance-based.  Also, in 2016, the total equity grants, which include performance grants at target, were granted at a level that corresponded to slightly below the 60th percentile of the market data.

•

Annually, we review and modify, as appropriate, our peer group of companies to ensure the companies, in the aggregate, approximate our size; however, in addition, we continue to believe that some of the larger peer companies in our compensation peer group need to be included as we tend to compete with these companies for executive talent, as well as in the markets we serve.

•

Our short-term incentive program is intended to align employee compensation with our financial goals, emphasize our pay for performance philosophy, and give greater visibility and transparency to our stockholders on our incentive compensation practices.

•	During 2016, the members of our Compensation Committee spent considerable time reviewing our compensation components, including examining benchmark data and compensation practices with Radford.

We pay careful attention to any feedback we receive from our stockholders pertaining to our executive compensation program and continually analyze our pay structure to ensure it appropriately aligns with our performance and is competitive within the industry.

Compensation Committee Consideration of 2016 Stockholder Vote on Executive Compensation

In determining and approving the compensation of our NEOs, the Compensation Committee monitors the results of our annual advisory vote on executive compensation.  At our 2016 Annual Meeting of Stockholders, approximately 96% of the shares that were voted approved the advisory vote on our NEOs’ 2015 compensation, which is commonly referred to as the “Say-on-Pay” vote.    Although this vote is non-binding, the Compensation Committee viewed this endorsement of our executive compensation decisions and policies as an additional factor supporting the Compensation Committee’s conclusion that our current approach to executive compensation has been successful.

Role of Compensation Committee

The Compensation Committee:

•	reviews and approves our executive compensation philosophy;
•	establishes, oversees, and directs our executive compensation programs and policies;
•	reviews and approves the salary and other compensation (such as incentive pay) of our officers and other key executives (including the NEOs); and
•	administers our Amended and Restated 2008 Equity Compensation Plan, or 2008 Equity Plan, and our EIP.

In determining the forms and amount of compensation to be provided to our executive officers, the Compensation Committee seeks to align executive compensation with our financial performance in order to enhance stockholder value.  The Compensation Committee also considers our annual operating plan (which is approved on an annual basis by the Board) in setting our NEOs’ compensation to ensure that our compensation practices and policies remain consistent with our business goals.  At the end of 2016, the Compensation Committee members consisted of Messrs. Lang, Macleod, and Norrod.  The full background of each member of the Compensation Committee can be found under Item 10 to this Amendment No. 1 on Form 10-K/A.

In 2016, the Compensation Committee retained Radford to act as an independent compensation advisor.  Radford reported directly to the Compensation Committee and assisted the Compensation Committee in evaluating and designing our executive and director compensation and equity programs.    Radford also assists the Compensation Committee by evaluating compensation data, and by making recommendations to the Compensation Committee on such proposals.  In addition, Radford was engaged to assist in determining our peer group of companies, providing and analyzing market data, providing advice regarding executive and director compensation plan design, and conducting risk assessments of our executive compensation program.  In connection with its work for the Compensation Committee, Radford was invited to attend the Compensation Committee’s meetings and, upon request of the Compensation Committee, attend executive sessions with the Compensation Committee in which no member of management was present.  Radford provided an independence letter to the Compensation Committee stating that they meet the independence standards prescribed by the Securities and Exchange Commission, or SEC, and NASDAQ for all work performed for the Compensation Committee during 2016.  The Compensation Committee, based upon its own assessment, determined that Radford was independent under the applicable SEC regulations and NASDAQ rules.    The Compensation Committee believes that Radford provides valuable data on executive compensation by leveraging its extensive database and significant industry expertise.  Through Radford’s services, the Compensation Committee is able to not only compare its practices with the high tech industry, but can specifically use their data and expertise to compare its compensation practices with an identified list of peer semiconductor industry companies.

In 2016, the Compensation Committee held nine  (9)  meetings and acted by unanimous written consent five (5) times.   Generally, the management team, consisting of the Senior Vice President of Human Resources, the Director of Compensation and Benefits, and the CEO, reviews data from Radford and prepares recommendations for the Compensation Committee related to cash and equity compensation for the NEOs, other than the CEO, and in some cases, other executives.  The Compensation Committee, the management team, and Radford then meet to discuss these recommendations and other specific compensation issues.  Final decisions on compensation matters are then made by the Compensation Committee with Radford participating in the discussion, or, in cases involving our CEO, by the Board, without the participation of management.

The Compensation Committee, at times, met in executive session without the management team.  Radford was generally present at these executive sessions to provide independent guidance on any material or data presented, including advice on decisions, guidance on executive compensation trends, or interpretation of data.  The Compensation Committee also met regularly with Radford and key executives, such as the Senior Vice President of Human Resources and the Director of Compensation and Benefits, to review best practices and marketplace trends in order to remain informed regarding compensation issues, and to review recommendations from Radford and/or management regarding compensation and equity for executives and other employees.  In addition, each year, the management team works with the Chairman of the Compensation Committee to recommend an agenda for the Compensation Committee for the following year.

Compensation Philosophy and Objectives

Our compensation philosophy consists of developing programs and practices that:

(i)	attract and retain exceptional executives;
(ii)	motivate and reward behavior consistent with our values that will yield desired financial results;
(iii)	maximize stockholder value by emphasizing both the short-term and long-term focus of the business;
(iv)	are highly responsive to our performance; and
(v)	facilitate congruence between stockholder interests and employee interests through ownership of our common stock.

Consistent with this philosophy, the Compensation Committee believes that a substantial percentage of our NEOs’ compensation should be in the form of incentive compensation and long-term equity awards that are tied directly to performance and the value of our common stock.  The Compensation Committee believes that tying the NEOs’ compensation to our performance will better align the interests of the NEOs with our stockholders.

Compensation Analysis

The Compensation Committee engages in market analysis to determine appropriate compensation in our industry.  In determining appropriate compensation, the Compensation Committee, with input from Radford, used a comparative framework to identify peer companies and utilize data sources to assess job levels and compensation programs and practices.  This framework draws information primarily from the semiconductor industry, but also considers a broader base from the overall high tech industry.  The information utilized in making these determinations is provided by Radford through its extensive survey network, as well as from public filings of peer companies regarding executive pay and practices.  The following factors are used by the Compensation Committee to establish an appropriate group of peer companies within our industry in comparing compensation, benefits, and equity information:

(i)	company revenue (typically considering companies in the $300 million – $2.0 billion range);
(ii)	company size (typically 500 – 4,000 employees);
(iii)	company products (preliminary business is to design and manufacture semiconductor components); and
(iv)	talent competition.

The aforementioned criteria was designed to identify companies that are similar in revenue and employee population with us and that would typically compete for talent with us, making them appropriate for measuring compensation practices.  For 2016, our peer group included the following companies:

Cavium	Linear Technology	PMC-Sierra
Cirrus Logic	Maxim Integrated Products	Power Integrations
Cypress Semiconductor	Micrel	Semtech
Fairchild Semiconductor	Microchip Technology	Silicon Laboratories
Integrated Device Technology	Microsemi	Synaptics
Lattice Semiconductor	Monolithic Power Systems

In May 2015, Micrel was acquired by Microchip Technology; in January 2016, PMC-Sierra was acquired by Microsemi; and in August 2016, Fairchild Semiconductor was acquired by ON Semiconductor.

Compensation Components

Our compensation program is comprised of three main components: (i) base pay, (ii) cash incentive pay, and (iii) equity compensation.  Our philosophy is to target base salary at approximately the 50th percentile of market and approximately the 60th percentile of market for total cash compensation when individual and company performance meets or exceeds specified targets.  We believe this strengthens our ability to attract and retain talent from both larger and smaller peer companies.  This philosophy is applied consistently to executives and non-executives alike.  In addition to comparing compensation to our peer group, an individual’s incentive and equity compensation is based upon individual and company performance for a defined performance period, as explained below.

Base Salary

The annual base salaries are set at levels designed to provide the NEOs with a competitive source of income throughout the year, while recognizing that a substantial portion of their compensation will be contingent on performance, generally in the form of quarterly and annual cash incentives and equity-based awards.  Dr. Sayiner’s base salary was determined by the Compensation Committee taking into consideration benchmark data of our peer group of companies as well as input from Radford.  Base salaries of other NEOs are recommended by our CEO, then reviewed and approved annually by the Compensation Committee and may be adjusted in accordance with the following:

•	Base salary data provided by Radford regarding our defined peer group and our industry.
•	Internal review performed by the Senior Vice President of Human Resources and CEO and presented to the Compensation Committee both individually and relative to our other executives.
•	Individual performance of the executive, expected future contributions, and the scope and nature of responsibilities.

Base salaries for our NEOs were not increased in 2016 and are shown below:

NEO	Percent Increase	Beginning	Ending
Necip Sayiner	0.0%	$680,000	$680,000
Richard Crowley	0.0%	$381,000	$381,000
Sunil Gupta[1]	23.5%	$247,200	$305,000
Andrew Micallef[2]	0.0%	$340,000	$340,000
Roger Wendelken	0.0%	$361,000	$361,000

[1] Mr. Gupta was promoted to the position of SVP, Worldwide Operations effective June 6, 2016 and made an executive officer by the Board of Directors on July 21, 2016.

[2] Mr. Micallef’s employment with Intersil ended on June 3, 2016.

Short-Term Cash Incentive

Our compensation philosophy requires that a substantial portion of the NEOs’ annual compensation be tied to our financial results in order to reward only exceptional individual performance and overall company success.  Cash incentive compensation for our NEOs is delivered through our EIP.

In 2016, we utilized a performance-based quarterly cash incentive plan based upon several factors depending on the individual NEOs’ position.  The table below illustrates how each NEOs’ incentive is calculated:

	Corporate Metrics (% of Target)			Individual Metrics	Total
Position	Revenue	Non-GAAP Operating Margin	Non-GAAP Gross Margin	Management Business Objectives (“MBOs”)
President and CEO	50.0%	50.0%			100.0%
SVP, CFO and Treasurer	33.3%	33.3%		33.3%	100.0%
SVP, Worldwide Operations	33.3%		33.3%	33.3%	100.0%
SVP, Worldwide Sales	33.3%		33.3%	33.3%	100.0%
	Pays out Quarterly			Pays out Annually

Incentive payouts in 2016 were based upon performance measured against goals using the following financial metrics:  revenue, non-GAAP operating margin, or non-GAAP gross margin.   For all NEOs, except our CEO, incentives are also based on other non-financial management business objectives.  Non-GAAP operating margin is calculated by dividing non-GAAP operating income by revenue.  Non-GAAP operating income is based on GAAP operating income, but excludes amortization of purchased intangibles, costs associated with restructuring, asset impairment charges, acquisition and merger related expenses, equity-based compensation, significant unforeseen legal costs or settlements, and other adjustments deemed appropriate by the Compensation Committee.  In 2016, the maximum payout possible for each executive was 175% of target.

Management Business Objectives, or MBOs.  As described above, each NEO, other than our CEO, also had other non-financial management business objectives.  The CEO works with each NEO to develop challenging MBOs taking into consideration our annual operating plan, which is approved annually by the Board.  Specific MBOs included metrics such as revenue growth year-over-year (whole company and product line specific), design wins, new product development, reduction of expenses, product quality improvements, product release timelines, process improvements, and employee retention statistics.

The table below shows each NEOs’ target and maximum bonus opportunity for 2016, as well as the amount of the incentive payout earned by each NEO in 2016.   These bonuses are listed in the Summary Compensation Table, under the column entitled “Non-Equity Incentive Plan Compensation.”

NEO	2016 Target/Maximum Incentive	2016 Incentive Payout
Necip Sayiner	$850,000 / $1,487,500	$850,223
Richard Crowley	$285,750 / $500,063	$310,559
Sunil Gupta	$305,000 / $533,750	$178,698
Andrew Micallef	$255,000 / $446,250	$45,934
Roger Wendelken	$270,750 / $473,813	$253,854

Total Cash Compensation.  Our philosophy is to target executive cash compensation at approximately the 50th percentile of market for base salary and at approximately the 60th percentile of market for target total cash compensation.  In 2016, our NEOs received base pay at an average of approximately the 65th percentile of market and target total cash compensation at an average of approximately the 65th percentile of market.  The Compensation Committee believes that providing base salary and total cash compensation within this range relative to our peer group will allow us to attract and retain the talent necessary to execute our business plans and achieve our goals.

Equity Compensation

Our equity compensation philosophy takes into account factors such as employee participation rate, performance, and retention.  Equity compensation is distributed to a majority of our exempt employees and to a limited number of non-exempt employees.  Grants of equity-based awards are intended to reward performance, and as a result, emphasis is placed on distributing the appropriate size of grants to individuals who can have a direct impact on our performance.  During the annual review of executive compensation, the Compensation Committee reviews the mix of time-based and performance-based equity.  In 2016, the Compensation Committee used a mix of performance-based and time-based equity awards for executive officers.

We believe that long-term performance is supported through an equity ownership culture that utilizes performance-based and time-based full value awards to encourage sustained performance by our executive officers, as well as to ensure that their long-term interests are aligned with those of our stockholders.  Our equity compensation program for our NEOs is a combination of time-based DSUs, performance-based MSUs, and time-based restricted stock units (RSUs), all of which are granted under our 2008 Equity Plan.  From time to time, the Compensation Committee considers alternative measures that best align pay-for-performance and strategic objectives.

The Compensation Committee authorizes the issuance of equity grants and awards under our 2008 Equity Plan.  Similar to base salary considerations, the Compensation Committee considers market data, as well as each NEOs’ overall equity compensation position, existing long-term incentives, retention, and performance, when determining the number of equity awards to grant to an NEO.  Generally, in 2016, we delivered a combination of time-based and performance-based equity compensation to executives at approximately the  60th percentile versus our peer group.  Performance-based awards are not paid out unless we meet certain performance metrics.  The maximum equity award opportunity for 2016 will be earned only if we outperform a substantial majority (90%) of our peer group, have relative TSR above the 75th percentile for the performance period, and have an average closing stock price at or above $25.00 per share in the 90 calendar days prior to the vesting of the awards.  The Compensation Committee believes that granting time-based and performance-based equity awards within this range relative to our peer group will allow us to attract and retain the talent necessary to execute our business plans and achieve our goals.

Timing of awards—The NEOs’ annual grants are typically awarded at the same time that annual grants are distributed to all eligible employees, unless the award is connected to another significant event such as new hire, recognition, retention, promotion, or contractual agreement.  Annual grants for all employees are awarded during our annual performance management and salary review cycle which typically occurs in the March/April timeframe.

Executive Ownership Requirements—The Compensation Committee has established minimum ownership requirements for all of our NEOs.  The ownership requirements, expressed as a multiple of base salary, are shown in the table below.  Executive ownership is calculated using the fair value of full value awards granted (vested and unvested) and the greater of the cost basis or current value of shares purchased through option exercise, our employee stock purchase plan, or in the open market, as well as the “in the money” value of vested, unexercised options.

Position	Multiple of Base Salary	Time to Attain
CEO	3X	2018
CFO	1X	2018
Other NEOs	1X	2021

In order to further ensure that the financial interests of the NEOs are aligned with the interests of stockholders, we prohibit NEOs and certain other employees from taking a short position in our stock.  In addition, unless permitted under the terms of a Rule 10b5-1 trading plan approved by the Board, NEOs are subject to trading restrictions during periods beginning on the 15th day of the third month of a fiscal quarter and ending on the third trading day following the scheduled earnings announcement for that fiscal quarter and during specified blackout periods surrounding unscheduled material announcements.

Time-Based DSUs—Time-based DSUs typically vest annually at 25% per year beginning on the first anniversary of the date of grant and become fully vested in four years subject to continued employment on each vesting date.   The use of time-based DSUs has been incorporated into our overall equity compensation philosophy and practices for executives.

The following table indicates time-based DSU awards issued to our NEOs in 2016:

NEO	2016 DSU Awards
Necip Sayiner	118,755
Richard Crowley	34,713
Sunil Gupta	47,033
Andrew Micallef*	29,232
Roger Wendelken	29,232

*Cancelled at termination of employment on June 3, 2016

Recipients may elect to defer receipt of the common stock represented by the DSU award for a deferral period, subject to the terms and conditions of the award.  Dividend equivalents will accrue during the vesting and/or deferral period and are paid out following the vesting date or the expiration of the deferral period (if applicable).

MSU Program—The MSU Program is based upon our TSR compared to the TSR of companies in the S&P Semiconductor Select Index, thus, the amount of equity awarded will be based upon our total stockholder return compared to the total stockholder return of our peers.  We believe this program closely aligns the interests of our stockholders and our management team, given that management will only be rewarded for performance that results in an increase in our stock price or significantly better performance than our peers.

For 2016, our MSU Program is structured so that if our TSR performance, as compared to the performance of our peer group (as defined as the S&P Semiconductor Select Index), is at the 50th percentile of the peer group in order for there to be a 100% payout as outlined in the following TSR payout matrix:

Percentile Rank	Payout	X	Equity Upside	Multiplier
90th	200%		Average stock price at or above the greater of $25.00 or 75% above the grant price, and relative TSR is at or above the 75th percentile	1.5x
75th	150%
50th	100%
25th	50%		Average stock price below the greater of $25.00 or 75% above the grant price, or relative TSR is below the 75th percentile	1.0x
Below 25th	0%
No TSR Threshold

If Intersil TSR is less than 0%, the payout is capped at 100%, regardless of Intersil percentile ranking.

Results will be linearly interpolated within the payout grid.

The following table indicates performance-based MSU awards granted to our NEOs in 2016.  The 2016 MSUs will vest 100% on April 1, 2019, subject to continued employment through the vesting date.  The measurement period for the 2016 MSU awards is three years and performance is evaluated as of April 1, 2019.  Performance is measured based upon a 90-day average stock price for the three months preceding the beginning of the performance period compared to the 90-day average stock price for the three months ending on April 1, 2019.

NEO	2016 MSU AWARDS
Necip Sayiner	123,602
Richard Crowley	36,130
Sunil Gupta	27,220
Andrew Micallef*	30,425
Roger Wendelken	30,425

*Cancelled at termination of employment on June 3, 2016

Equity Run Rate—The Compensation Committee regularly reviews both the gross and the net run rate for equity compared to both our peer group and the broader industry when reviewing recommendations for the annual stock pool to be distributed to employees.  Run rate is defined by total shares granted divided by total shares outstanding.

Other Compensation

401(k)—In 2016, each of our NEOs were eligible to participate in the Intersil Corporation Retirement Plan, or 401(k) Plan.  All eligible Intersil employees may begin participation in the 401(k) Plan on their first day of employment.  For employees who reach their one-year anniversary, we match 100% of contributions on the first 6% of compensation deferred under the 401(k) Plan.  Matching contributions are subject to a five-year vesting schedule based upon an individual’s tenure at Intersil.  The 401(k) Plan also has an after-tax provision for all employees that allows additional after-tax dollars to be contributed to the 401(k) Plan.

Non-Qualified Deferred Compensation Plan—We have made available certain non-qualified deferred compensation plans, or DCPs, which allow our executives and directors who earn compensation greater than $150,000 per year to defer up to 100% of their base salary and up to 100% of their cash incentive bonus on a pre-tax basis.  Effective January 1, 2008, we adopted the Intersil Corporation Deferred Compensation Plan, or the Deferral Plan, which provides benefits that are substantially similar to the deferred compensation plan previously in effect.  Upon enrollment, participants select from a number of investment choices selected by our Retirement Committee, and the investment performance of the selected funds, net of fees, is thereafter credited to the participant’s account.  Under the Deferral Plan, we have the option to make discretionary contributions to the accounts of the participants which shall vest on such schedule as the Compensation Committee may determine at the time such contributions are made.   As of January 1, 2016, none of our NEOs were participants in any of our DCPs; as a result, we did not make any discretionary contributions to the Deferral Plan on behalf of any NEO in 2016.

Benefits under the DCPs (other than the Deferral Plan) will be paid no earlier than the month following the participant’s termination or retirement subject to any requirement of Section 409A of the U.S. Internal Revenue Code.  However, our Retirement Committee can, in its sole discretion, pay the benefit earlier in the event of an unforeseen financial hardship.  Benefits can be received in a lump sum or annual installments as elected by the participant.  In the event of death, the benefits will be paid as soon as practical to the participant’s beneficiary.  Under the Deferral Plan, participants can elect to receive in-service distributions no earlier than two years from the beginning of the plan year in which deferrals are made.  Subject to Section 409A, participants can also elect to receive payment in the event of termination, death, or a change in control of the Company.

Employment and Change in Control Agreements

Dr. Necip Sayiner— On March 11, 2013, we entered into the CEO Employment Agreement with Dr. Sayiner and announced that Dr. Sayiner had been appointed President and CEO of Intersil and elected as a member of Intersil’s Board of Directors, effective March 14, 2013.  Dr. Sayiner is considered an “at will” employee pursuant to the terms of his CEO Employment Agreement.  The terms of his CEO Employment Agreement provided Dr. Sayiner with an initial annual base salary of $640,000 and a target annual bonus of $736,000, both of which may be adjusted upward or downward depending on market conditions and Dr. Sayiner’s performance relative to performance goals established by our Compensation Committee.

In addition, according to the terms of the CEO Employment Agreement, during employment and for a period of two years thereafter, Dr. Sayiner is prohibited from soliciting our employees.  Dr. Sayiner is also required to repay any improperly received incentive compensation in the event that he commits a fraud that directly contributes to or causes a restatement of our financial statements.  In addition, Dr. Sayiner is entitled to receive severance benefits in the event that his employment is terminated for certain reasons, as described in the CEO Employment Agreement section titled, “Severance and Change in Control Benefits.”

In addition to the CEO Employment Agreement, at the time of his initial employment, we entered into an Executive Change in Control Severance Benefits Agreement with Dr. Sayiner.  The material terms of this agreement are described in the section titled “Severance and Change in Control Benefits.”

All Other NEOs—We are party to an Executive Change in Control Severance Benefits Agreement with each of Messrs. Crowley, Gupta, and Wendelken.  The material terms of these agreements are described in the section titled “Change in Control Severance Agreements.”

Accounting and Tax Treatment

Deductibility of Executive Compensation—As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the U.S. Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals unless the compensation meets certain performance-based requirements.  The Compensation Committee may structure compensation consistent with the requirements of Section 162(m) if it determines that doing so is appropriate in light of the goals of our executive compensation program.  However, the Compensation Committee may exercise its discretion to award compensation that does not meet such requirements when it considers it appropriate to do so (such as time-vested RSUs and DSUs).

Accounting for Equity-Based Compensation—We amortize the fair value of all DSUs, RSUs, and MSUs over their vesting life in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or FASB ASC Topic 718.  We estimate prospective forfeitures as required under the guidance.  Generally, we do not make compensation decisions based on the accounting treatment of any particular form of compensation.

Risk Considerations in our Compensation Program

The Compensation Committee has reviewed compensation-related risks and does not believe that our compensation programs encourage excessive or inappropriate risk-taking, or are otherwise reasonably likely to have a material adverse effect for the following reasons:

•

We structure our compensation program to consist of both fixed (base salary) and variable (cash and equity) components.  Base salary is designed to provide income independent of our stock price or financial performance so that employees will not focus exclusively on stock price performance to the detriment of other important business metrics.  Cash bonuses and equity grants are designed to reward both short- and long-term performance, which we believe discourages employees from taking actions that focus only on our short-term success.  For short-term performance, cash incentive awards are currently awarded quarterly taking into consideration both company and group-level performance pertaining to operating margin, revenue, and gross margin.    For long-term performance, we grant various equity-based awards (as described above) that are designed to promote our sustained success.  Time-based stock option awards generally vest over four years and are only valuable if our stock price increases over time.  Awards granted under our MSU Program generally cliff vest on the third anniversary of the date of the grant and are dependent on our TSR performance relative to an identified group of peer companies.  Time-based RSUs and DSUs generally vest over a period of four years.  We feel that the variable elements motivate our executives and other employees to pursue superior short- and long-term corporate results, while the fixed element is sufficiently high to discourage the taking of unnecessary or excessive risks in pursuing such results.

•

Because financial performance is generally the measure for determining short-term incentive award payments, the Compensation Committee believes that executives and other employees are encouraged to take a balanced approach that focuses on generating revenue while controlling operating expenses.  If we are not profitable at a reasonable level, there are no payouts under the short-term incentive award program.  Our operating margin performance targets are applicable to executives and employees alike, regardless of their role.  The Compensation Committee believes that this encourages consistent behavior and focus across our organization.    All employees are required to be familiar with our Code of Corporate Conduct, which covers among other things, accuracy in keeping our books and records.

•

As part of our Insider Trading and Tipping Policy, we prohibit all hedging transactions involving our stock so executives and other employees cannot insulate themselves from the effects of our poor stock price performance.

•

Our NEOs are subject to minimum stock ownership requirements that are designed to ensure that a portion of their net worth consists of our common stock.  The Compensation Committee believes that this reduces their incentive to engage in excessively risky behavior.

•

We apply a Clawback Policy to all of our executive officers.  The Clawback Policy remains in full force and effect for a period of three years after an executive officer leaves his employment with us.  The Clawback Policy procedures would be activated in the event of a restatement of financial results due to material non-compliance with reporting requirements under U.S. securities laws.

COMPENSATION COMMITTEE REPORT

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis as set forth above under “Compensation Discussion and Analysis,” with our management and, based on this review and discussion, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A for the year ended December 30, 2016.

COMPENSATION COMMITTEE

Gregory Lang, Committee Chair
Donald Macleod
Forrest E. Norrod

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for 2016, 2015, and 2014 for our NEOs.

Name and	Calendar	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position	Year	$ [3]	$ [4]	$ [5]		$ [5]	$ [6]	$ [7]	$
Necip Sayiner	2016	680,014	—	3,539,236	[8]	—	850,223	1,414,026	6,483,499
President and	2015	669,246	—	3,901,947	[9]	—	482,082	137,361	5,190,636
Chief Executive	2014	664,632	—	3,803,434	[10]	—	849,914	194,853	5,512,833
Officer

Richard Crowley	2016	381,014	—	1,034,549	[8]	—	310,560	123,548	1,849,619
Senior Vice	2015	378,052	—	1,083,869	[9]	—	175,711	36,440	1,674,072
President, Chief	2014	384,242	—	847,740	[10]	—	274,819	13,927	1,520,728
Financial Officer
and Treasurer

Sunil Gupta [1]	2016	281,399	—	1,076,763	[8]	—	178,699	57,204	1,594,064
Senior Vice
President,
Worldwide
Operations

Andrew Micallef [2]	2016	150,392	—	871,195	[8]	—	45,934	35,832	1,103,353
Senior Vice	2015	313,862	—	1,515,459	[9]	—	155,953	50,986	2,036,260
President
Worldwide
Operations

Roger Wendelken	2016	361,005	—	871,195	[8]	—	253,854	108,421	1,594,475
Senior Vice	2015	357,236	—	932,127	[9]	—	174,884	35,742	1,499,989
President,	2014	359,079	—	847,740	[10]	—	255,105	35,741	1,497,665
Worldwide Sales

[1]Mr. Gupta was appointed Senior Vice President, Worldwide Operation on June 6, 2016.

[2]Mr. Micallef’s employment with Intersil ended on June 3, 2016.

[3]These amounts represent the total amount of base salary earned for the applicable year.

[4]Reflects discretionary bonuses paid to the NEOs.  Our NEOs did not receive any discretionary bonuses in 2016.

[5]These amounts represent the grant-date fair value of equity-based awards granted by the Company during each indicated year, determined in accordance with FASB ASC Topic 718.  For a detailed discussion of our grant-date fair value calculation methodology, including assumptions and estimates inherent therein, please refer to Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2016 filed with the SEC on February 17, 2017.

[6]These amounts represent amounts earned under our Executive Incentive Plan as more fully described in the CD&A.

[7]These amounts represent additional compensation related to benefits and perquisites received by the NEOs including 401(k) matching contributions, life insurance, stock dividends, and other benefits as set forth below.  See section on “Other Compensation” documented in the CD&A for additional information.

Other Compensation
NEO	Stock Dividends ($) [A]	401(k) Matching ($)	Company Paid Life Insurance Premium ($)	Other ($)		Total Other Compensation ($)
Necip Sayiner	1,396,826	15,900	1,248	52		1,414,026
Richard Crowley	106,492	15,900	1,104	52		123,548
Sunil Gupta	45,150	11,169	885	—		57,204
Andrew Micallef	5,812	8,706	455	20,859	[B]	35,832
Roger Wendelken	96,921	10,414	1,047	—		108,382

[A] This amount represents the dividend equivalents that accrued during the vesting period for the underlying stock award and that were paid out following the vesting dates that occurred during 2016.

[B] Mr. Micallef received a lump sum payment of $19,551 in unused vacation at the time of his separation.

[8]    The amounts shown in this column for 2016 represent the aggregate grant date fair value determined in accordance with ASC Topic 718 based, as applicable, on the probable outcome of the relevant performance conditions on the grant date.  If the 2016 MSUs paid out at their maximum amount of 300% of target, the grant date value of each NEO’s 2016 MSU would increase as follows:

	2016 MSUs
NEO	Minimum ($)	At Target ($)	Maximum ($)
Necip Sayiner	0	1,946,732	5,840,196
Richard Crowley	0	569,048	1,707,144
Sunil Gupta	0	443,958	1,331,874
Andrew Micallef	0	479,194	1,437,582	[A]
Roger Wendelken	0	479,194	1,437,582

[A] Mr. Micallef’s 2015 MSUs were cancelled at the time of his termination on June 3, 2016.

[9]   The amounts shown in this column for 2015 represent the aggregate grant date fair value determined in accordance with ASC Topic 718 based, as applicable, on the probable outcome of the relevant performance conditions on the grant date.  If the 2015 MSUs paid out at their maximum amount of 300% of target, the grant date value of each NEO’s 2015 MSU would increase as follows:

	2015 MSUs
NEO	Minimum ($)	At Target ($)	Maximum ($)
Necip Sayiner	0	2,137,944	6,413,833
Richard Crowley	0	593,873	1,781,620
Andrew Micallef	0	817,453	2,452,360	[A]
Roger Wendelken	0	510,724	1,532,173

[A] Mr. Micallef’s 2015 MSUs were cancelled at the time of his termination on June 3, 2016.

[10]    If the 2014 MSUs paid out at their maximum amount of 200% of target, the grant date value of the NEO’s 2014 MSU would increase as follows:

	2014 MSUs
NEO	Minimum ($)	At Target ($)	Maximum ($)
Necip Sayiner	0	2,431,428	4,862,856
Richard Crowley	0	453,840	907,680
Roger Wendelken	0	453,840	907,680

Grants of Plan Based Awards

The following table sets forth information regarding plan-based grants awarded to our NEOs in 2016:

Name and Principal Position		Estimated Future Payouts Under Non-Equity Incentive Plan Awards $ [1]			Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units # [3]	All Other Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($) [4]
					Stock Awards [2]			Option Awards
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)

Necip Sayiner			850,000	1,487,500						
President and Chief Executive Officer	4/01/16					123,602	370,806							1,946,732
	4/01/16										118,755			1,592,505

Richard Crowley			285,750	500,063
Senior Vice	4/01/16					36,130	108,391							569,048
President,	4/01/16													465,501
Chief	12/20/16					2,635	5,270[5]
Financial	12/20/16													1,264,512
Officer and
Treasurer

Sunil Gupta			228,750	400,313
Senior Vice President, Worldwide Operations	7/01/16					27,220	81,660							443,958
	4/01/16										20,880			280,001
	7/01/16										26,153			352,804

Andrew Micallef			255,000	446,250
Senior Vice	4/01/16					30,425	91,275[6]							479,194
President,	4/01/16													392,001
Worldwide
Operations

Roger Wendelken			270,750	473,813
Senior Vice President, Worldwide Sales	4/01/16					30,425	91,275							479,194
	4/01/16										29,232			392,001
	12/20/16													38,576
	12/20/16										56,730[5]			1,264,512

[1]These amounts represent each NEO’s target and maximum cash payouts under our Executive Incentive Plan for 2016.  The actual bonuses paid to the NEOs under the Executive Incentive Plan with respect to 2016 are reported in the “Non-Equity Incentive Plan Compensation”" column in the Summary Compensation Table.

[2]Represents MSUs granted to the NEOs in 2016.  These awards will be earned only if the TSR targets are achieved as described in the CD&A.  In addition, to the extent that an award is earned in whole or in part, the award will vest 100% on April 1, 2019, subject to continued employment through such date.  These awards were granted under our Amended and Restated 2008 Equity Compensation Plan.  The maximum number of shares that can be received upon vesting is 300% of the original award.  The minimum is 0%.  Dividend equivalents will accrue during the vesting period and, if applicable, will be paid out following the vesting date or the expiration of the deferral period.

[3]This amount represents deferred stock units granted under the Amended and Restated 2008 Equity Compensation Plan.  Each of these awards vests as to 25% of the shares to the award on each of the first four anniversaries of the date of grant.  Dividend equivalents will accrue during the vesting period and will be paid out following the vesting date.

[4]The amounts shown in this column for 2016 represent the aggregate grant date fair value determined in accordance with ASC Topic 718 based, as applicable, on the probable outcome of the relevant performance conditions on the grant date.  For a detailed discussion of our grant date fair value calculation methodology, including assumptions and estimates inherent therein, please refer to our Annual Report on Form 10-K for the year ended December 30, 2016 filed with the SEC on February 17, 2017.

[5]On December 19, 2016, our Compensation Committee approved an amendment to convert a portion of the 2014 MSUs into a restricted stock award subject to the same performance and service vesting conditions.  The 2014 MSUs were split into two awards:  (1) a performance-based restricted stock award covering 56,730 shares of unvested company common stock which number represents the number of shares anticipated to be earned under 2014 MSU, assuming achievement at 183% of target levels of performance, and (2) a performance-based restricted stock unit award covering 5,270 restricted stock units, which number represents the remaining number of restricted stock units subject to the 2014 MSU.

[6]Mr. Micallef forfeited all unvested shares upon his resignation effective June 3, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the unexercised options and other stock awards held by our NEOs as of December 30, 2016:

	Option Awards						Stock Awards
Name and Principal Position	Grant Date [1]	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unvested Options	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#) [2]	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Necip							4/1/2014	26,124	582,565		
Sayiner							4/1/2014			108,759	2,425,326	[3]
President							4/1/2015	61,464	1,370,647		
and Chief							4/1/2015			127,944	2,853,151	[4]
Executive							4/1/2016				
Officer							4/1/2016			123,602		[5]

Richard							4/1/2014	7,500	167,250		
Crowley							4/1/2015	17,074	380,750		
Senior Vice							4/1/2015			35,540	792,542	[4]
President,							4/1/2016	26,034	580,558		
Chief							4/1/2016					[5]
Financial							12/20/2016	56,730	1,264,079			[6]
Officer and							12/20/2016					[6]
Treasurer

Sunil	12/3/2012	12,000			7.09	12/3/2019	4/1/2014	3,808	84,918		
Gupta							4/1/2015					[4]
Senior Vice							4/1/2016	15,660	349,218		
President,							7/1/2016				
Worldwide							7/1/2016					[7]
Operations

Andrew												[8]
Micallef
Senior Vice
President,
Worldwide
Operations

Roger							4/1/2014	7,500	167,250		
Wendelken							4/1/2015	14,684	327,453		
Senior Vice							4/1/2015					[4]
President,							4/1/2016				
Worldwide							4/1/2016			30,425	678,478	[5]
Sales							12/20/2016					[6]
							12/20/2016			5,270	117,521	[6]

[1]  Options awarded prior to 2012 are fully vested.

[2]    The vesting schedules for the DSUs listed in this column are as follows:

Grant Date	Vesting Schedule	Remaining Vesting Dates
4/1/2014	25% on each of four anniversary dates.	4/1/2017, 4/1/2018
4/1/2015	25% on each of four anniversary dates.	4/1/2017, 4/1/2018, 4/1/2019
4/1/2016	25% on each of four anniversary dates.	4/1/2017, 4/1/2018, 4/1/2019, 4/1/2020
12/20/2016	2014 MSUs converted to RSAs	4/1/2017

[3]     These MSUs were granted under our Amended and Restated 2008 Equity Compensation Plan on April 1, 2014 and fully vest on April 1, 2017 subject to the achievement of certain TSR-related targets and each NEOs continued employment with us through such vesting date.  Payout level is not currently determinable and therefore these awards are disclosed at target as of the value of the closing stock price at fiscal year-end which was $22.30.

[4]     These MSUs were granted under our Amended and Restated 2008 Equity Compensation Plan on April 1, 2015 and fully vest on April 1, 2018 subject to the achievement of certain TSR-related targets and each NEOs continued employment with us through such vesting date.  Payout level is not currently determinable and therefore these awards are disclosed at target as of the value of the closing stock price at fiscal year-end which was $22.30.

[5]These MSUs were granted under our Amended and Restated 2008 Equity Compensation Plan on April 1, 2016 and fully vest on April 1, 2019 subject to the achievement of certain TSR-related targets and each NEOs continued employment with us through such vesting date.  Payout level is not currently determinable and therefore these awards are disclosed at target as of the value of the closing stock price at fiscal year-end which was $22.30.

[6]On December 19, 2016, our Compensation Committee approved an amendment to convert a portion of the 2014 MSUs into a restricted stock award subject to the same performance and service vesting conditions.  The 2014 MSUs were split into two awards:  (1) a performance-based restricted stock award covering 56,730 shares of unvested company common stock which number represents the number of shares anticipated to be earned under 2014 MSU, assuming achievement at 183% of target levels of performance, and (2) a performance-based restricted stock unit award covering 5,270 restricted stock units, which number represents the remaining number of restricted stock units subject to the 2014 MSU.

[7]These MSUs were granted under our Amended and Restated 2008 Equity Compensation Plan on July 1, 2016 and fully vest on July 1, 2019 subject to the achievement of certain TSR-related targets and each NEOs continued employment with us through such vesting date.  Payout level is not currently determinable and therefore these awards are disclosed at target as of the value of the closing stock price at fiscal year-end which was $22.30.

[8]Mr. Micallef forfeited all grants upon his resignation effective June 3, 2016.

Option Exercises and Stock Vested

The following table sets forth information regarding the number of shares of stock acquired by the NEOs upon the vesting of their outstanding stock awards during 2016, as well as the value of such vesting:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
Name and	Acquired on	Realized	Acquired on	Realized on
Principal Position	Exercise (#)	on Exercise ($)	Vesting (#) [1]	Vesting ($) [2]
Necip Sayiner			1,009,399	15,265,820
President and
Chief Executive Officer

Richard Crowley			90,751	1,871,690
Senior Vice President,
Chief Financial Officer
and Treasurer

Sunil Gupta	31,330	470,637	44,790	816,656
Senior Vice President,
Worldwide Operations

Andrew Micallef			12,109	150,999
Senior Vice President,
Worldwide Operations

Roger Wendelken			81,990	1,690,819
Senior Vice President,
Worldwide Sales

[1]The amounts reported in this column represent the number of shares of our common stock acquired with respect to MSUs and DSUs that vested in 2016.

[2]The dollar amounts reported in this column represent (x) the number of shares of our common stock acquired with respect to MSUs and DSUs that vested in 2016 multiplied by (y) the closing market price of our common stock on each corresponding vesting date.

POTENTIAL PAYMENTS AND BENEFITS UPON CERTAIN TERMINATIONS

Upon certain types of terminations of employment, NEOs may receive severance benefits.  Our NEOs may be entitled to severance and/or change in control benefits in accordance with their change in control severance agreements, pursuant to the terms of their equity awards, or at the discretion of the Board.  The Compensation Committee determined it was necessary to provide benefits to the NEOs in the event of a termination due to a change in control.  This helps ensure their commitment and tenure, especially in the event of an ongoing negotiation where their leadership would be necessary during the process of the change in control.  All deferred compensation under the DCP will be paid in full upon any termination of employment or change in control if elected by the executive.

Necip Sayiner

Dr. Sayiner may be entitled to severance benefits in certain circumstances upon termination of his employment.  In order to receive these benefits, he must execute a release of claims against us.

If Dr. Sayiner’s employment with us is terminated for cause, as defined in his CEO Employment Agreement, or if he resigns voluntarily, he will not be entitled to any cash severance benefits, accelerated vesting of any shares of time-based restricted stock, performance-based MSUs, or other equity compensation, or any post-termination death or medical benefits.

If Dr. Sayiner is terminated by reason of death or disability, he and his estate are entitled to receive:

(i)	A lump sum severance payment equal to twelve (12) months of his base salary.
(ii)	A pro-rata portion (based on the number of days Dr. Sayiner was employed in the calendar year of his termination) of a payment of $736,000.
(iii)	Additional vesting service credit for the twelve-month period commencing on the date of his death or disability with respect to all time-based awards.
(iv)	With respect to awards granted under the MSU Program that are unvested but have been earned, full vesting of such awards.
(v)

With respect to awards granted under the MSU Program that have not been earned because the performance period is still in progress, the unvested awards will be vested, if at all, only to the extent the applicable performance levels are achieved through the date of such termination and payment will be prorated based upon the number of days that have passed since the MSUs were granted until the date of the termination divided by the entire performance period.

(vi)	Dr. Sayiner’s stock options will also remain exercisable for the lesser of 12 months following his death or disability or until the stated term of the option.

If Dr. Sayiner’s employment is terminated by us without cause, as defined in his CEO Employment Agreement, or if Dr. Sayiner terminates his employment because of an adverse change in his compensation, title, or duties, or status as a director, or because we fail to cure our material breach of his CEO Employment Agreement, in any case, not in connection with a change in control, he is entitled to receive:

(i)	The continued payment of his base salary for two years.
(ii)	Four payments of $368,000 payable within 30 days of each of the first two March 1st and September 1st dates following his termination of employment.
(iii)	Full vesting of his initial new hire award of 433,000 time-based DSUs.
(iv)

Accelerated vesting of any other time-based awards in an amount equal to the amount that would have vested over the eighteen (18) month period commencing on the date of his termination (but in no event shall any such award be less than 50% vested upon such a termination).

(v)	With respect to performance-based awards granted under the MSU Program that are unvested but have been earned, full vesting of such awards.
(vi)

With respect to performance-based awards granted under the MSU Program that have not been earned because the performance period is still in progress, the unvested awards will be vested, if at all, only to the extent the applicable performance levels are achieved through the date of such termination and payment will be prorated based upon the number of days that have passed since the MSUs were granted until the date of the termination divided by the entire performance period.

(vii)

If eligible, the ability to participate, along with his spouse, in our retiree medical plan with premiums being paid by us until such time as he or his spouse becomes eligible for Medicare or becomes covered under another employer’s medical plan.

(viii)

Reimbursement for certain of his and his covered dependents’ life insurance premiums until the earlier of one year following his termination of employment or the term of his employment agreement expires.

(ix)	Continued health coverage, at our expense, for a period of one (1) year following his termination, if he does not qualify to participate in our retiree medical plan.

Change in Control Severance Benefits Agreements

We have entered into Change in Control Severance Benefits Agreements, the CiC Agreements, with Dr. Sayiner as well as our other NEOs.  The CiC Agreements continue as long as the executive is employed with us; however, if a change in control occurs, the CiC Agreements are effective for a period of 12 months from the date of termination following the change in control.  The CiC Agreements are intended to provide for continuity of management in the event of a change in control.  Executives would be entitled to certain severance benefits in the event that their employment is terminated for certain reasons following a change in control.  Specifically, if during the 12-month period following a change in control, the executive is terminated for any reason, other than for death, disability, or for cause, or if such executive voluntarily terminates his or her employment because of an adverse change in his or her compensation, title, duties, or location of employment, or because we fail to continue a benefit plan (including equity-based plans) without substituting a comparable range of benefits, or because we fail to cure our material breach of the CiC Agreement, or because we fail to have any successor agree to assume the terms of the CiC Agreement, then the executive will receive certain severance benefits, as described below.

Under the CiC Agreements, a change in control would generally include each of the following events:

•	a merger, liquidation or sale of substantially all of our assets;
•	the acquisition by a person or group of 25% or more of our voting securities; or
•	the replacement of a majority of our directors during a three-year period.

Under Dr. Sayiner’s CiC Agreement, he is entitled to receive, subject to his execution of a release of claims:

(i)	the continued payment, for two years following the termination, of his base salary in effect at the time of termination or the time of the change in control, whichever is higher;
(ii)	four (4) payments equal to $425,000 each payable within 30 days of each of the first two March 1st and September 1st dates following his termination of employment;
(iii)

eligibility to participate, along with his spouse, in our retiree medical plan with premiums being paid by us until such time as he or his spouse becomes eligible for Medicare or becomes covered under another employer’s medical plan;

(iv)	reimbursement for certain of his and his covered dependents’ life insurance premiums for a period of two (2) years; and
(v)	continued health coverage, at our expense, for a period of one (1) year following his termination, if he does not qualify to participate in our retiree medical plan.

In addition, all restrictions on restricted stock and time-based DSUs awarded to Dr. Sayiner would lapse and all unvested time-based options granted to him would vest and remain exercisable for 24 months following his termination (but not in excess of the stated term of the option).  With respect to performance-based awards granted to Dr. Sayiner under the MSU Program that are unvested but have been earned, such awards shall vest in full.  With respect to performance-based awards granted to Dr. Sayiner under the MSU Program that have not been earned because the performance period is still in progress, such awards shall vest in full, if at all, only to the extent the applicable performance levels are achieved through the date of the change in control.    If the benefits payable to Dr. Sayiner, under his CiC Agreement, are considered parachute payments subject to the excise tax imposed by Section 4999 of the U.S. Internal Revenue Code, the benefits payable to him may be reduced if such a reduction results in Dr. Sayiner receiving a greater net after-tax amount than if such benefits were not reduced.

Under the CiC Agreements for Messrs. Crowley, Gupta, and Wendelken, each executive would be eligible to receive, subject to their execution of a release:

(i)	their targeted cash bonus, prorated through the date of termination;
(ii)

a lump sum payment equal to one hundred fifty percent (150%) of the sum of their base salary (at the rate in effect at the time of termination or the time of the change in control, whichever is higher) and target annual bonus for the year of termination;

(iii)	continued participation in our medical plan and other welfare benefit plans (on the same terms and conditions as were in effect at the date of termination) for 18 months; and
(iv)	full accelerated vesting of all of their time-based DSUs.

With respect to performance-based awards granted under the MSU Program that are unvested but have been earned, such awards shall vest to the extent so earned.    With respect to performance-based awards granted under the MSU Program that have not been earned because the performance period is still in progress, such awards shall vest only to the extent the applicable performance levels are achieved through the date of the change in control.

Potential Severance Payments and Benefits Upon Certain Terminations in Connection with Change in Control

Each NEO would be entitled to receive the following estimated benefits if his or her employment is terminated in connection with a change in control under the circumstances described above.  The table below reflects the amount that would be payable under the various arrangements assuming that the change of control and termination occurred on December 30, 2016.  Actual amounts may differ.

Estimated Current Value of Termination Benefits - Change in Control
If Named Executive Officers were Terminated on December 30, 2016

			Early	Early	Early	Early
	Severance		Vesting of	Vesting of	Vesting of	Vesting of
	Amount		Restricted	Stock	Performance	Performance
Name and	Cash		Shares	Options	Options	Shares	Other		Total
Principal Position	$		$ [1]	$ [1]	[2]	$ [2]	$		$

Necip Sayiner	3,060,000	[3]	3,939,384			14,787,071	83,617	[5]	21,870,072
President and
Chief Executive Officer

Richard Crowley	1,285,875	[4]	2,393,637			3,139,644	62,192	[6]	6,881,348
Senior Vice President,
Chief Financial Officer and
Treasurer

Sunil Gupta	1,029,375	[4]	1,042,480			1,214,012	37,402	[6]	3,323,269
Senior Vice President,
Worldwide Operations

Andrew Micallef [7]									
Senior Vice President,
Worldwide Operations

Roger Wendelken	1,218,375	[4]	2,248,687			2,687,683	64,052	[6]	6,218,797
Senior Vice President,
Worldwide Sales

[1]These amounts represent the full vesting of all outstanding time-based stock awards and stock options which would be fully vested at the time of a change in control termination.  The calculation above is based on the intrinsic value to each executive based upon a closing stock price of $22.30 on the fiscal year end date of December 30, 2016.

[2]This amount represents the payout of all outstanding performance-based stock awards which would be fully vested and paid out based on the Company’s performance for the quarter-end preceding the change in control termination.  This represents a 173% payout on the 2014 MSUs, a 178% payout on the 2015 MSUs and a 200% payout on the 2016 MSUs.

[3]This amount represents (a) two years of continued payment of Dr. Sayiner’s base salary in effect at the time of termination, and (b) four payments of $425,000 of Dr. Sayiner's base salary payable within 30 days of each of the first two March 1st and September 1st dates following Dr. Sayiner's termination of employment.

[4]This amount represents the sum of each such NEO’s annual base salary, annual incentive, and pro-rata target annual incentive (which would equal 150% on the last day of our fiscal year).

[5]This amount represents (i) the present value of post-termination medical coverage for Dr. Sayiner for one year, (ii) Dr. Sayiner’s accrued and unused vacation as of December 30, 2016, and (iii) two years of reimbursements for life insurance premiums.

[6]This amount represents (i) 18 months of post-termination medical coverage, and (ii) each such NEO’s accrued and unused vacation as of December 30, 2016.

[7]Mr. Micallef’s employment with Intersil ended on June 3, 2016.

Potential Severance Benefits—Without Cause or Involuntary Termination (Not in Connection with a Change in Control)

The change in control severance agreements for the NEOs address only their termination of employment following a change in control.  Only Dr. Sayiner, pursuant to his CEO Employment Agreement, is contractually entitled to severance benefits in the event of a termination absent a change in control.  The table below represents the severance benefits available to Dr. Sayiner in the event of an involuntary termination for good reason or a termination without cause; in either case, not in connection with a change–in-control.  The table reflects the amount that would be payable under Dr. Sayiner’s CEO Employment Agreement, as amended, assuming that the termination occurred on December 30, 2016.

Estimated Current Value of Termination Benefits - Without Cause or Involuntary
If Named Executive Officers were terminated on December 30, 2016

			Early	Early	Early
		Severance	Vesting of	Vesting of	Vesting of
		Amount	Restricted	Stock	Performance
Name and	Fiscal	Cash	Shares	Options	Shares	Other	Total
Principal Position	Year	$ [1]	$ [2]	$ [2]	$ [3]	$ [4]	$
Necip Sayiner
President and Chief Executive Officer	2016	2,832,000	1,953,212		8,186,424	82,657	13,054,293

[1]This amount represents (a) two years of continued payment of Dr. Sayiner’s base salary in effect at the time of termination, and (b) four payments of $368,000 of Dr. Sayiner's base salary payable within 30 days of each of the first two March 1st and September 1st dates following Dr. Sayiner's termination of employment.

[2]These amounts represent 18 months accelerated vesting of all unvested stock option grants and other time-based stock awards for Dr. Sayiner.  The calculation above is based on our closing stock price of $22.30 on the last trading day of fiscal calendar year which ended on December 30, 2016.

[3]This amount represents the prorated vesting based on the number of days that have passed in the MSU performance period and based upon the performance level achieved through the date of termination.

[4]This amount represents life insurance premiums for one year and medical coverage for one year following the date of covered termination plus Dr. Sayiner's accrued, unused vacation as of December 30, 2016.

Severance Benefits—Death or Disability

The CiC Agreements for the NEOs address only their termination of employment following a change in control.  The table below represents certain life insurance benefits, equity acceleration, and other general amounts that would be payable upon the death or disability of the NEOs.  These disclosed amounts are estimates only assuming that termination occurred on December 30, 2016.

Estimated Current Value of Termination Benefits - Death or Disability
If Named Executive Officers were Terminated on December 30, 2016

				Early	Early	Early
			Severance	Vesting of	Vesting of	Vesting of
			Amount	Restricted	Stock	Performance	Life
Name and	Fiscal		Cash	Shares	Options	Shares	Insurance	Other	Total
Principal Position	Year		$	$	$	$	$ [2]	$ [3]	$
Necip Sayiner	2015	[1]	1,416,000	2,106,740		7,327,614	1,000,000	65,791	11,916,146
President and
Chief Executive Officer

Richard Crowley	2015						1,000,000	39,794	1,039,794
Senior Vice President,
Chief Financial Officer
and Treasurer

Sunil Gupta	2015						801,000	13,544	814,544
Senior Vice President,
Worldwide Operations

Andrew Micallef [4]	2016								
Senior Vice President,
Worldwide Operations

Roger Wendelken	2016						948,000	41,654	989,654
Senior Vice President,
Worldwide Sales

[1]These amounts represent 12 months of base salary, a pro-rata portion of a payment (based on the number of days Dr. Sayiner was employed in the calendar year of his termination) of $736,000, an additional 12 months of vesting on time-based awards, pro-rated vesting based on the number of days that have passed in the MSU performance period and based upon the performance level achieved through the date of termination.

[2]These amounts reflect the estimated present value of the proceeds, from the Company paid life insurance plan, that are payable to the NEOs' beneficiaries upon the NEO's death.

[3]These amounts represent accrued, unused vacation for each NEO as of December 30, 2016.

[4]Mr. Micallef’s employment with Intersil ended on June 3, 2016.

Director Compensation

At the recommendation of the Compensation Committee, effective January 1, 2014, our Board implemented the following annual cash compensation for our non-employee Directors, which is payable in quarterly installments:

	Annual Cash Compensation
	Chair	Members
Board Members	$80,000	$50,000
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Nominating and Governance Committee	$10,000	$5,000

In addition to the above, a meeting fee of $1,000 per meeting will be paid to any Board member attending a Committee meeting where the Committee Chair invites that non-Committee Board member to attend a Committee meeting.

Director compensation is generally reviewed annually.  In order to enhance the alignment of interests between Directors and stockholders, Directors are required to own a certain minimum dollar value of Intersil common stock.  At the recommendation of the Compensation Committee, effective January 1, 2014, our Board implemented a common stock ownership requirement for non-employee Directors in an amount equal to three times the value of the annual cash retainer, which is currently $150,000, and must be attained by the fifth anniversary of the date of the Director’s initial election to the Board.  Each of our non-employee Directors, who have served on our Board for more than five years, has met this stock ownership requirement.

Effective January 1, 2014, non-employee Directors also receive equity compensation as follows:

Annual Grants	Initial Grants for Newly-Elected Directors

Deferred stock units equal in value to $120,000, determined by using the closing share price of Intersil’s common stock on The NASDAQ Stock Market, on the date of grant.  These deferred stock units will generally become vested one year from the date of grant.  Annual grants are typically granted the day prior to our Annual Meeting.

1. Deferred stock units equal in value to $75,000, determined by using the closing share price of Intersil’s common stock on The NASDAQ Stock Market, on the date of grant.  These deferred stock units will vest at a rate of 33-1/3% per year.

2. Options to purchase Intersil’s common stock equal in value to $75,000, determined by using a generally accepted method of option valuation, on the date of grant.  These stock options will vest at a rate of 33-1/3% per year.

3. Deferred stock units in an amount equal to the Annual Grant, pro-rated for time served as a director during the year of election, with vesting occurring the day prior to the next Annual Meeting.

Directors may elect to defer the receipt of shares that vest under their deferred stock unit awards.  Directors are reimbursed for travel expenses incurred while attending Board and Committee meetings.  Non-employee directors do not participate in any cash incentive plans, or participate in any pension plan or deferred cash compensation plan.

The Compensation Committee has established minimum share ownership requirements for each non-employee director of three times the director’s annual cash compensation.  The ownership requirement must be attained within a five-year period from their date of appointment.  Director ownership is calculated using the current value of DSUs granted (vested and unvested) and the cost basis of shares purchased through option exercises or shares purchased in the open market.  Consideration is given to the current value (number of shares owned multiplied by the current price at ownership implementation) for shares owned.  A recent review of the non-employee directors listed above revealed that each non-employee Director who has served on our Board for five years or longer has met the 3x ownership requirement goal.

The compensation for services as Directors is reviewed on an annual basis by the Compensation Committee.  Directors who are also officers of the Company do not receive compensation for their services as directors.  The compensation earned by our non-employee directors for fiscal year ending December 30, 2016 is as follows:

Director Compensation Table

	Fees Earned or Paid in Cash	Stock Awards		Option Awards	All Other Compensation	Total
Director	($)	($) [4,5]		($) [4,5]	($)[1]	($)
Mercedes Johnson	63,000	119,447	[3]	-	4,068	186,515
Sohail Khan	60,000	119,447	[3]	-	5,853	185,300
Gregory Lang	70,000	119,447	[3]	-	5,989	195,436
Donald Macleod	97,500	119,447	[3]	-	5,989	222,936
Ernest Maddock	66,401	119,447	[3]	-	4,237	190,085
Forrest E. Norrod	62,500	119,447	[3]	-	5,853	187,800
Jan Peeters[2]	22,871	-		-	11,112	33,983
James A. Urry[2]	19,059	-		-	17,508	36,567

[1] These amounts represent dividends paid on DSUs in 2016.   Dividends paid to Mr. Peeters include dividends from his 2008 and 2009 DSUs which were deferred and released in 2016 and dividends paid to Mr. Urry include dividends from his 2008, 2009, and 2010 DSUs which were deferred and released in 2016.

[2] Messrs. Peeters and Urry ceased to be members of Intersil’s Board of Directors effective as of April 20, 2016.

[3] Represents 9,310 DSUs awarded at a value of $12.83 per share on April 20, 2016.  The DSUs will vest 100% on the first anniversary of the date of the award or the date prior to the next Annual Meeting, whichever comes first.

[4] The table below represents the stock options and stock awards held by our non-employee directors as of December 30, 2016.

[5] The amounts in this column reflect the grant-date fair value, determined in accordance with ASC Topic 718, of the stock awards and option awards granted in 2016.  For a detailed discussion of our grant-date fair value calculation methodology, including assumptions and estimates inherent therein, please see Note 14 of the notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 30, 2016 filed with the SEC on February 17, 2017.

	Unvested	Vested	Unvested
	Option	Option	Stock
Director	Awards	Awards	Awards
Mercedes Johnson	-	315,000	9,310
Sohail Khan	11,968	23,232	11,169
Gregory Lang	-	20,000	9,310
Donald Macleod	-	5,000	9,310
Ernest Maddock	26,677	13,138	13,474
Forrest E. Norrod	11,968	23,232	11,169
Jan Peeters	-	-	-
James A. Urry	-	-	-

Compensation Committee Interlocks and Insider Participation.    During 2016, no member of the Compensation Committee, while serving as such, was an officer or employee of Intersil, or any of its subsidiaries, or was formerly an officer of Intersil or any of its subsidiaries.  No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 or Item 402(j)(3) of Regulation S-K.  Dr. Sayiner, our Chief Executive Officer, participated in the deliberations of our Compensation Committee regarding the compensation of our executive officers, other than himself, for 2016 and prior periods.  None of our executive officers current serves, or in the past has served, as a member of the board of directors or on the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND DIRECTORS AND OFFICERS

The following table sets forth information as of February 3, 2017 with respect to shares of each class of common stock beneficially owned by (i) each person or group that is known to be the beneficial owner of more than 5% of each class of outstanding common stock, (ii) each Director and NEO, and (iii) all Directors and executive officers as a group.  Unless otherwise specified, all shares are directly held.

The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC.  Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has voting or investment power.

Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Intersil Corporation, 1001 Murphy Ranch Road, Milpitas, CA 95035.

	Class A Common Stock
	Shares Beneficially Owned	Percent [1]
Blackrock, Inc.[2]	13,334,308	9.70%
The Vanguard Group[3]	11,165,981	8.15%
FMR LLC[4]	9,225,289	6.74%
Necip Sayiner[5]	795,240	*
Mercedes Johnson[6]	365,075	*
Richard Crowley[7]	167,439	*
Roger Wendelken[8]	154,599	*
Donald Macleod[9]	106,075	*
Sunil Gupta[10]	63,320	*
Gregory Lang[11]	59,342	*
Sohail Khan[12]	40,292	*
Forrest E. Norrod[13]	40,292	*
Ernest Maddock[14]	21,966	*
All directors and executive officers as a group (10 persons)	1,813,640	1.3%

*Less than 1% of the outstanding Class A Common Stock

[1]	Percentages are derived using the number of shares of Class A Common Stock outstanding as of February 3, 2017.
[2]	Based solely on information obtained from a Schedule 13-G filed by Blackrock, Inc. for the period ending December 31, 2016. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.
[3]

Based solely on information obtained from a Schedule 13-G filed by The Vanguard Group for the period ending December 31, 2016.  The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

[4]	Based solely on information obtained from a Schedule 13-G filed by FMR LLC for the period ending December 31, 2016. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.
[5]

Includes 686,481 shares owned by Dr. Sayiner.  Shares held also include 108,759 performance-based MSUs that will vest within 60 days of February 3, 2017 contingent upon Company performance.  These MSUs are eligible for a maximum payout of 200% or a minimum payout of zero percent.

[6]	Includes 50,075 shares owned by Ms. Johnson. Shares held also include 315,000 stock options that are exercisable within 60 days of February 3, 2017.
[7]

Includes 162,169 shares owned by Mr. Crowley.  Shares held also include 5,270 performance-based MSUs that will vest within 60 days of February 3, 2017 contingent upon Company performance.  These MSUs are eligible for a maximum payout of 200% or a minimum payout of zero percent.

[8]

Includes 149,329 shares owned by Mr. Wendelken.  Shares held also include 5,270 performance-based MSUs that will vest within 60 days of February 3, 2017 contingent upon Company performance.  These MSUs are eligible for a maximum payout of 200% or a minimum payout of zero percent.

[9]

Includes 91,266 shares owned by Donald Macleod and Mary L. Macleod as Trustees of The Macleod Family Trust dated 1/31/05 and 9,809 shares owned by Mr. Macleod.  Shares held also include 5,000 stock options that are exercisable within 60 days of February 3, 2017.

[10]	Includes 51,320 shares owned by Mr. Gupta. Shares held also include 12,000 stock options that are exercisable within 60 days of February 3, 2017.
[11]	Includes 39,342 shares owned by Mr. Lang. Shares held also include 20,000 stock options that are exercisable within 60 days of February 3, 2017.
[12]	Includes 17,060 shares owned by Mr. Khan. Shares held also include 23,232 stock options that are exercisable within 60 days of February 3, 2017.
[13]	Includes 17,060 shares owned by Mr. Norrod. Shares held also include 23,232 stock options that are exercisable within 60 days of February 3, 2017.
[14]	Represents 8,828 shares owned by Mr. Maddock. Shares held also include 13,138 stock options that are exercisable within 60 days of February 3, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The table and notes below summarize the status of our equity compensation plans as of December 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding Options and Awards	Weighted-average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders[1]	5,609,116[2]	$11.36	11,785,667[3]

[1] Includes our Amended and Restated 2008 Equity Compensation Plan, 1999 Equity Compensation Plan, 2009 Option Exchange Plan, and the Employee Stock Purchase Plan.

[2] Represents 996,220 shares that may be issued upon exercise of outstanding options, and 4,612,896 awards that may be issued upon vesting of stock awards.

[3] Includes 2,056,045 shares available for future issuance under the Employee Stock Purchase Plan and 9,729,622 shares under our Amended and Restated 2008 Equity Compensation Plan.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Related Transactions.    Related party transactions, if any, are reviewed and approved by the Audit Committee.  There were no related party transactions during 2016.

Director Independence.    The Board is responsible for determining the independence of directors in accordance with the criteria set forth in our Corporate Governance Guidelines.  The Nominating and Governance Committee evaluates the independence of each nonemployee director annually and makes recommendations to the Board prior to the Board making its annual independence determination.  It has been determined that, other than Dr. Sayiner, all of the Directors are currently independent under the listing standards of The NASDAQ Stock Market.

Item 14.Principal Accounting Fees and Services.

The aggregate fees incurred by the Company with KPMG LLP for the annual audit and other services for fiscal years ended 2016 and 2015 were as follows:

	Fiscal Year
	2016 ($)	2015 ($)
Audit fees	1,583,000	1,420,000
Audit-related fees	38,000	1,000
Tax fees	5,000	103,000
All other fees		

Our Audit Committee is responsible for the negotiation and approval of our auditor’s fees.  All of the audit engagements relating to audit services, audit-related services, and non-audit services described above were pre-approved by our Audit Committee in accordance with its Pre-Approval Policy.  The policy authorizes the Audit Committee to delegate one or more of its members with pre-approval authority with respect to permitted engagements.  Our Audit Committee has reviewed the fees described above and believes that such fees are compatible with maintaining the independence of KPMG LLP.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The consolidated financial statements and related Notes thereto have been included in Part II, Item 8 of our Annual Report on Form 10-K filed on February 17, 2017.
(b)	All financial statement schedules have been included in Part IV, Item 15 or our Annual Report on Form 10-K filed on February 17, 2017 or they are either inapplicable or not required.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)	Index to Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated September 12, 2016, by and between Intersil Corporation and Renesas Electronics Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 13, 2016 (File No. 000-29617)).*

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
10.1

Amended and Restated Credit Agreement, dated July 19, 2016, by and among Intersil Corporation, as the Borrower, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lender parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2016 (File No. 000-29617).

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

10.8 +

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).

10.9 +

Intersil Corporation Amended and Restated 2008 Equity Compensation Plan Terms and Conditions RSU Award (effective August 1, 2015) (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on February 12, 2016 (File No. 000-29617)).

10.10 +	Intersil Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit B to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).
10.11 +	Intersil Corporation Executive Incentive Plan (incorporated by reference to Exhibit C to the Definitive Proxy Statement on Form DEF 14A filed on March 14, 2014 (File No. 000-29617)).
10.12 +

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective December 9, 2012, in favor of James Diller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2012 (File No. 000-29617)).

10.13 +

Employment Agreement between Intersil Corporation and Necip Sayiner, dated March 11, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.14 +

Executive Change in Control Severance Benefits Agreement between Intersil Corporation and Necip Sayiner, dated March 14, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.15 +

Intersil Corporation 2008 Equity Compensation Plan Terms and Conditions One-Year Cliff, effective April 1, 2013, in favor of Necip Sayiner (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2013 (File No. 000-29617)).

10.16 +

Separation Agreement and General Release between Intersil Corporation and Gerry Edwards, dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2015 (File No. 000-29617)).

10.17 +

Agreement and General Release between Thomas Tokos and Intersil Corporation, dated as of November 9, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2015 (File No. 000-29617)).

10.18 +	Form of Intersil Corporation Indemnity Agreement (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on April 26, 2016 (File No. 000-29617)).
10.19+

Form of Amended and Restated Executive Change in Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on February 12, 2016 (File No. 000-29617)).

10.20+

Form of Performance-Based Restricted Stock Award Agreement for Intersil Corporation Amended and Restated 2008 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on February 17, 2017 (File No. 000-29617)).

14

Intersil Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Treasurer of Intersil Corporation (incorporated by reference to Exhibit 14.01 to the Annual Report on Form 10-K filed on March 9, 2004).

21	Subsidiaries of Intersil Corporation.
23^	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24^	Power of Attorney (see signature page).
31.1^	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.**
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.**
32^

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS^^	XBRL Instance document
101.SCH^^	XBRL Taxonomy Extension Schema
101.CAL^^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^^	XBRL Taxonomy Extension Label Linkbase
101.PRE^^	XBRL Taxonomy Extension Presentation Linkbase

*Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and Intersil agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedule up request of the SEC.

**Filed herewith.

^ Previously filed with the Original 10-K filing

^^ Previously furnished with the Original 10-K filing

+ Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSIL CORPORATION

By:	/s/ Richard Crowley
Richard Crowley Chief Financial Officer February 23, 2017